Form 10-K
period 2008-12-27
ADVANCED MICRO DEVICES INC
filed 2009-02-24
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 28, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.6 billion based on the reported closing sale price of $5.95 per share as reported on the New York Stock Exchange on June 27, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 608,726,323 shares of common stock, $0.01 par value per share, as of February 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 7, 2009 (2009 Proxy Statement) are incorporated into III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 27, 2008

i

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the consummation of The Foundry Company manufacturing joint venture transaction and the related third-party investment; demand for our products in 2009; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; our revenues; capital expenditures by us and The Foundry Company; our planned research and development spending; our product roadmap; our operating expenses; our cost cutting efforts and restructuring activities, including anticipated cash savings in 2009; our plans to reduce manufacturing output; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products, consistent with our current roadmap; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; (8) our ability to consummate our manufacturing joint venture with Advanced Technology Investment Company LLC (ATIC) and realize the anticipated benefits of this transaction and of our asset smart strategy; (9) the expected demand for computers; and (10) the state of credit markets and macro-economic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that The Foundry Company manufacturing joint venture transaction with ATIC and the associated third party investment will not occur as anticipated; (5) that if consummated, we may be unable to realize the anticipated benefits of our asset smart strategy or the manufacturing joint venture with ATIC because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (6) that customers stop buying our products or materially reduce their operations or demand for our products; (7) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (8) that we may be unable to develop, launch and ramp new products and technologies in the volumes that is required by the market at mature yields on a timely basis; (9) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (10) that macro-economic conditions and credit market conditions will be worse than currently expected; (11) that demand for computers will be lower than currently expected; and (12) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 47 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook personal computers, or PCs, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and notebook PCs, including home media PCs, professional workstations and servers and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 10 of our consolidated financial statements, beginning on page 134 below.

Recent Developments

Digital Television and Handheld Business Units.    During the second quarter of 2008, we decided to divest our Digital Television and Handheld business units and classify them as discontinued operations in our financial statements. Prior to the second quarter of 2008, these business units were reported in our Consumer Electronics segment.

In the fourth quarter of 2008, we completed the sale of our Digital Television business unit to Broadcom Corporation for $141.5 million in cash. During the same quarter, we determined that the discontinued operations classification criteria for the Handheld business unit were no longer met. Accordingly, we reclassified the results of the Handheld business unit from discontinued operations to continuing operations.

In the first quarter of 2009, we completed the sale of certain graphics and multimedia technology assets and intellectual property that were formerly part of our Handheld business unit to Qualcomm Incorporated for $65 million in cash. In addition, certain employees of the Handheld business were transferred to Qualcomm. We retained the AMD Imageon™ media processor brand and the right to continue selling the products that were part of the Handheld business unit. We intend to support our existing handheld products and customers through the current product lifecycles. However, we do not intend to develop any new handheld products or engage new customer programs beyond those already committed.

Proposed Manufacturing Joint Venture.    On October 6, 2008, we entered into a Master Transaction Agreement with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd. which was further amended on December 5, 2008. Pursuant to the Master Transaction Agreement, we and ATIC agreed to form a manufacturing joint venture, initially to be called “The Foundry Company.” The Foundry Company will manufacture semiconductor products and provide certain foundry services to us.

Pursuant to the Master Transaction Agreement, we agreed to contribute certain assets and liabilities to The Foundry Company in exchange for securities of The Foundry Company and the assumption of specified AMD liabilities by The Foundry Company. Specifically, we agreed to contribute our ownership interests in certain of our subsidiaries including the groups of German subsidiaries owning our wafer manufacturing facilities in Dresden, Germany, Fab 38 and Fab 36, other manufacturing assets, employees performing manufacturing-related functions, certain real property, tangible personal property, inventories, books and records, a portion of our patent portfolio and intellectual property, and rights under certain material contracts and permits. In exchange, The Foundry Company agreed to issue to us one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares and to assume certain liabilities, including the assumption of approximately

$1.1 billion (as of December 27, 2008) of our outstanding indebtedness. In addition, ATIC agreed to contribute approximately $1.4 billion of cash to The Foundry Company in exchange for The Foundry Company securities, consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $201,810,000 aggregate principal amount of Class A Subordinated Convertible Notes and $807,240,000 aggregate principal amount of Class B Subordinated Convertible Notes, collectively, the Convertible Notes, and ATIC agreed to pay $700 million in cash to us in exchange for the transfer of 700,000 Class B Preferred Shares of The Foundry Company to ATIC.

Although ATIC’s Convertible Notes will not be convertible immediately upon consummation of the transactions contemplated by the Master Transaction Agreement, on an as converted to ordinary shares basis, we will own 34.2 percent of The Foundry Company and have a 50 percent voting interest in The Foundry Company while ATIC will own 65.8 percent of The Foundry Company and have a 50 percent voting interest in The Foundry Company.

In addition, we will issue to WCH 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share for an aggregate purchase price of 58,000,000 multiplied by the lesser of (i) the average of the closing prices of our common stock on the NYSE for the 20 trading days immediately prior to and including December 12, 2008 or (ii) the average of the closing prices of our common stock on the NYSE for the 20 trading days immediately prior to the closing date of the transactions contemplated by the Master Transaction Agreement. The warrants will be exercisable after the earlier of (i) public ground-breaking of a proposed Foundry Company manufacturing facility in up-state New York and (ii) 24 months from the date of issuance, and the warrants will have a ten year term.

Upon consummation of the transactions contemplated by the Master Transaction Agreement, we also intend to enter into a Funding Agreement with The Foundry Company and ATIC which provides for the further funding of The Foundry Company. Pursuant to the Funding Agreement, ATIC will provide additional equity funding to The Foundry Company of a minimum of $3.6 billion and up to $6.0 billion over five years. The aggregate amount of equity funding to be provided to The Foundry Company in any fiscal year depends on the time period of such funding (Phase I, II or III) and the amounts set forth in the five-year capital plan of The Foundry Company. ATIC’s obligation to provide funding is subject to certain conditions, including, among other things, the accuracy, in all material respects, of The Foundry Company’s representations and warranties in the Funding Agreement, the absence of a material adverse effect of The Foundry Company, and the absence of a material breach or default by The Foundry Company or by us under the provisions of any document related to the transaction. In addition, each Phase has its own specific conditions that The Foundry Company must meet in order to receive funding from ATIC. With respect to Phase I, ATIC’s obligation to provide funding is subject to certain additional conditions, including, among other things: (i) the continuing effectiveness of a specified agreement with IBM; (ii) the availability of New York and Dresden subsidies in amounts not materially different than contemplated in The Foundry Company’s five-year capital plan; and (iii) if the Reconciliation Event has not occurred, our continuing compliance with the covenants under the Shareholders’ Agreement with respect to the Intel Patent Cross License Agreement. The term Reconciliation Event means the earlier of (i) such time when we have secured for The Foundry Company the right to make unlimited volumes of products, including microprocessors, for us and our subsidiaries, regardless of whether The Foundry Company is our “Subsidiary” or “Affiliate” for purposes of the Intel Patent Cross License Agreement, or (ii) such time when The Foundry Company Board determines that The Foundry Company no longer needs to be a “Subsidiary” of AMD as defined in the Intel Patent Cross License Agreement. With respect to Phase II, in addition to the conditions for Phase I, ATIC’s obligation to provide funding is subject to certain additional conditions, including, among other things: (i) we will have secured for The Foundry Company “AMD-specific Have Made” rights (defined as our right to have unlimited volumes of products, including microprocessors, made for us and our subsidiaries by The Foundry Company); (ii) The Foundry Company will have achieved targets for cumulative revenue and cumulative gross margin; and (iii) The Foundry Company will have achieved certain strategic milestones relating to the groundbreaking and build out of their Abu Dhabi fabrication facility and to AMD technology and the timing of the receipt by The Foundry Company of third party customer interest and revenue. With respect to

Phase III, in addition to the conditions for Phase I, ATIC’s obligation to provide funding is subject to the approval of The Foundry Company’s annual business plan for the applicable fiscal year. We will have the right but not the obligation to provide funding to The Foundry Company.

The rights and obligations of AMD and ATIC as shareholders of The Foundry Company, will be set forth in a Shareholders’ Agreement which the parties intend to enter into upon closing of the transactions contemplated by the Master Transaction Agreement. The Foundry Company Board of Directors will consist of eight directors. Because we and ATIC will each own 50 percent of the shares entitled to vote in the election of directors, each of us will be entitled to designate for nomination four directors. The 50/50 ownership of the voting shares and rights of each of us to designate four directors will not change until the occurrence of the Reconciliation Event.

After a Reconciliation Event, the number of directors a shareholder may designate will be adjusted according to each shareholder’s ownership of The Foundry Company. Pursuant to the Shareholders’ Agreement, The Foundry Company will be restricted from taking certain actions, such as materially amending The Foundry Company’s initial five-year plan or entering into material agreements over certain dollar thresholds, unless all of the members of The Foundry Company board approve such actions. Each shareholder will own one Class A Ordinary Share, which will be the only voting securities of The Foundry Company prior to the Reconciliation Event. The Foundry Company Class A Ordinary Shares are non-transferable. With respect to the other securities of The Foundry Company, neither shareholder will be able to sell any of The Foundry Company securities, without the consent of the other shareholder under certain circumstances prior to the Reconciliation Event. Each shareholder also will agree not to sell, transfer or encumber any of The Foundry Company securities prior to the Restricted Period (as defined in the Shareholders’ Agreement). There are certain exceptions to the above transfer restrictions, such as transfers with the prior written consent of the other shareholder or transfers to permitted transferees.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” means Advanced Micro Devices, Inc. and our consolidated majority-owned subsidiaries. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” upon consummation of the transactions contemplated by the Master Transaction Agreement do not include The Foundry Company or its subsidiaries unless specifically stated otherwise.

AMD, the AMD Arrow logo, Athlon, Opteron, Sempron, Turion, Phenom, LIVE!, Geode, PowerNow!, Cool ‘n’ Quiet CoolCore, and combinations thereof; ATI and the ATI logo and Avivo, TV Wonder, Fire, Mobility, Theater, Imageon, Radeon, and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows and Windows Vista are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. NetWare is a registered trademark of Novell, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site,www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees of our Board of Directors. Our filings with the

SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S 100, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

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

Moreover, as businesses and consumers require greater performance from their computer systems due to the exponential growth of digital data and increasingly sophisticated software applications, semiconductor companies have transitioned from designing and developing single-core microprocessors to also designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Moreover, multiple processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in both multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership.

We also believe that businesses and consumers want more integrated computing solutions or platform products. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated platforms bring end users improved system stability, increased performance and energy efficiency while enabling faster time to market for systems manufacturers.

Microprocessor Products

We currently offer single-core and multi-core microprocessor products for servers, workstations, notebooks and desktop PCs. Our current microprocessors are designed with both 32-bit and 64-bit processing capabilities. We based our microprocessors on the x86 instruction set architecture and AMD’s Direct Connect Architecture. AMD Direct Connect Architecture connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. For multi-core microprocessors, we integrate two or more processor cores onto a single die and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance. We believe this architecture, and the integrated memory controller in particular, enables substantially higher performance than traditional front-side bus architectures because memory can be accessed more directly, resulting in increased bandwidth and reduced memory latencies.

Our processors support HyperTransport™ technology, which is a high-bandwidth communications interface that enables substantially higher multi-processor performance and scalability than competing x86 architectures. In designing our processors, we also focus on continuously improving power management technology, or “performance-per-watt.” To that end, we offer processors that feature AMD PowerNow! ™ and Cool’n’Quiet™ technology, which are designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that can significantly reduce processor power consumption during idle times. Our microprocessors are designed to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX. We also designed AMD’s Direct Connect Architecture to enhance the security of a user’s computing environment by integrating security features that are designed to prevent the spread of certain viruses when enabled by the anti-virus features of current versions of certain operating systems, including Linux, the Microsoft® Windows® family of operating systems and Solaris operating systems.

In 2008, we developed a number of integrated computing solutions in the form of computing platforms. Our platforms include microprocessors, graphics processing units, or GPUs, chipsets and core software. We have launched the following platforms, which are discussed in more detail below: AMD Business Class, an initiative dedicated to developing AMD processor-based commercial desktop and notebook platforms designed specifically for businesses, the “Puma” platform for notebooks, the “Yukon” platform for ultrathin notebooks and the “Dragon” platform for desktop PCs.

Server and Workstation Microprocessors.    Our microprocessors for servers and workstations consist primarily of our quad-core and dual-core AMD Opteron ™ processors. A server is a system that performs services for connected clients as part of a client-server architecture. They are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers, database services, file servers and print servers. A workstation is a high-end PC, designed for technical applications such as computer-aided design and digital content creation. Workstations usually offer higher performance than is normally seen on a PC, especially with respect to graphics, processing power, memory capacity and multitasking activity.

AMD Opteron processors for servers and workstations with Direct Connect Architecture are designed to enable simultaneous 32-bit and 64-bit computing. These processors can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. They can also be used in workstation applications such as engineering and digital content creation and other information technology infrastructure applications such as intensive Web serving, virtualization and messaging.

AMD Opteron processors also allow enterprise customers to efficiently implement virtualization across their businesses. Virtualization is the use of software to allow multiple discrete operating systems and application environments to share a single physical computer by providing the illusion that each operating system has full control over the underlying hardware. By enabling different operating systems and applications to run on the same server, virtualization offers the benefit of consolidating workloads and reducing hardware requirements, which can also reduce power, cooling and system management costs.

In November 2008, we introduced 45 nanometer quad-core AMD Opteron processors. These processors incorporated four processor cores on a single die of silicon and added a 6MB shared L3 cache. The increased cache helps increase the speed of memory-intensive applications. Quad-core AMD Opteron processors offer improved overall performance on many different applications compared to the dual-core AMD Opteron processors by executing more operations simultaneously during each clock cycle and by improving performance-per-watt, which can reduce the operational costs related to power usage. Quad-core AMD Opteron processors also feature improved virtualization performance and a variety of power-saving technologies, including AMD CoolCore™ technology, which we designed to reduce energy consumption by turning off unused parts of the processor when they are idle, enhanced AMD PowerNow! technology, which we designed to allow each core to vary its clock frequency depending on the performance requirements of the application being supported, and dual dynamic power management, which provides an independent power supply to the cores and the memory controller.

Notebook Microprocessors.    Our microprocessors for notebook PCs consist of AMD Turion™ X2 Ultra, AMD Turion X2, mobile AMD Athlon™, mobile AMD Sempron™ and the AMD Athlon Neo processors. We designed our mobile processor products for high-performance, longer battery life and wireless connectivity.

AMD Turion X2 Ultra dual-core mobile processors are our most advanced dual-core processor family for notebook PCs. We designed this technology to enable leading-edge graphics for the more visual experience provided by the Microsoft® Windows Vista™ operating system, longer battery life, and enhanced security and compatibility with the latest wireless technologies and graphics solutions. In addition, the process used to manufacture AMD Turion X2 Ultra processors results in a more thermally efficient processor and reduced power consumption.

In June 2008, we launched the “Puma” platform, which was our code name for our mainstream notebook platform. The Puma platform incorporates the AMD Turion X2 Ultra dual-core mobile processor for advanced multi-tasking, the ATI Mobility Radeon™ HD 3000 Series of graphics processors for advanced 3D graphics and the AMD 7-Series chipset with ATI Radeon HD 3200 integrated graphics. Our Puma platform products offer enhanced high definition, or HD, visual performance with full 1080p playback capability as well as wireless solutions that provide enhanced range and rapid data transfer and power management technologies that maximize battery life.

In January 2009, we launched the “Yukon” platform, which was our code name for our ultrathin notebook platform. The Yukon platform incorporates the AMD Athlon Neo processor with ATI Radeon™ X1250 integrated graphics and ATI Mobility Radeon™ HD 3410 discrete graphics. The Yukon platform offers a complete PC experience at lower price points.

Desktop Microprocessors.    Our microprocessors for desktop PCs consist primarily of the following tiered product brands: AMD Phenom™ II, AMD Phenom, AMD Athlon and AMD Sempron processors. All AMD desktop microprocessors are based on AMD Direct Connect Architecture.

In March 2008, we introduced the AMD Phenom X3 8000 series triple-core processors designed for gamers and digital media enthusiasts at mainstream prices. AMD Phenom triple core processors can improve performance over dual-core processors on single-threaded and multi-threaded applications and can scale with the same applications that scale with quad-core processors.

In April 2008 we introduced commercial desktop platforms, branded as AMD Business Class technology. AMD Business Class technology features AMD Athlon X2 dual-core processors and AMD Phenom triple- and quad-core processors, AMD 7-Series chipsets, as well as optional ATI Radeon HD 3000 series discrete graphics. Systems based on AMD Business Class technology can also feature Cool’n’Quiet 2.0 technology and ATI PowerPlay™ technology. AMD Business Class technology can help enable Energy Star® 4.0 compliance for low power consumption, low heat and noise and the enablement of small form factors.

In January 2009, we introduced the 45 nanometer AMD Phenom II 9000 series of microprocessors. The AMD Phenom II 9000 processors are true quad-core processors designed for high performance desktop PCs. The true quad-core design enables cores to communicate on the die rather than through a front side bus external to the processor, thereby reducing a bottleneck inherent in other competing x86 architectures. Additionally, our Direct Connect Architecture allows all four cores to have optimum access to the integrated memory controller and integrated HyperTransport links, so that performance scales well with the number of cores. This design also incorporates a shared L3 cache for quicker data access and enables end users to upgrade from dual-core systems. In addition, AMD Phenom II microprocessors also feature Cool’n’Quiet 3.0 technology that is designed to enhance energy efficiency.

At the same time, we also introduced a desktop platform product codenamed “Dragon.” The Dragon platform is a combination of the AMD Phenom II X4 microprocessor, the ATI Radeon HD 4800 series graphics processor and the AMD 7-Series chipset. The Dragon platform provides enthusiasts, gamers and other demanding users with an affordable system capable of delivering a graphic-intensive gaming experience. The Dragon platform works with existing DDR2 memory infrastructures, which is memory technology used for high speed storage of working data, and is designed to work with the upcoming DDR3 memory that is transitioning into the marketplace.

We designed the AMD Athlon processors for advanced multitasking on mainstream desktop PCs, and they are currently available with single or dual-core technology. AMD Athlon dual-core processors are designed for users who run software applications, such as productivity applications, multimedia applications and basic content creation, simultaneously. With AMD Athlon dual-core processors, for example, an end-user may be able to perform multiple tasks with uninterrupted performance. In addition, AMD Athlon dual-core processors, are designed to enable systems to have the ability to simultaneously download audio files such as MP3s, record to digital media devices, check and write email and edit a digital photo, all without compromising performance.

AMD Sempron processors are designed for everyday computing and provide performance for entry productivity and entertainment software for the mainstream segment.

Embedded Processor Products

Our embedded products range from low-power x86 architecture-based embedded processors to high-performance, enterprise class, harsh environment-capable x86 architecture-based products. We design embedded connectivity devices to address customer needs in PC-adjacent markets such as network attached storage, telecommunications and networking equipment, internet access devices and other similar applications. Typically these embedded processors are used in products that require high to moderate levels of performance where key features include low cost, mobility, low power and small form factor.

We offer embedded processors based on AMD Direct Connect Architecture technology, which consist of low-power versions of our AMD Athlon, AMD Turion, AMD Sempron and AMD Opteron families of products. These low power products deliver the same performance as their corresponding full power parts while offering the added benefit of reduced power consumption and thermal output. We configured these processors specifically for demanding embedded applications traditionally served by custom silicon designs. In addition, a distinguishing characteristic of our AMD Direct Connect Architecture based embedded processors is our AMD Longevity Program. The AMD Longevity Program offers a select set of AMD processors with an extended standard availability period of five years. The extended availability period addresses the requirements of customers designing products for network, storage, blade and telecommunications servers; digital imaging; casino gaming and military and industrial controls systems. These markets have lengthy design and qualification cycles and longer life spans in the marketplace than typical mainstream computing products. Our embedded microprocessor products also include the AMD Geode™ product family.

In 2008, we introduced 65-nanometer low power dual AMD Athlon embedded processors for the AM2 socket, which we designed to be compatible with certain pervious generation AMD single core processors. We also released Quad-Core AMD Opteron embedded processors in both standard efficiency and high efficiency which are socket-compatible with certain previous generation AMD dual core processors. Additionally, we introduced embedded processors in ball grid array packaging, which provide a small footprint and lower height for smaller form factor system designs.

Our embedded processor products exemplify our “x86 Everywhere” microprocessor strategy, which is our goal for utilizing the x86 instruction set architecture to power a wide variety of devices in diverse places such as the home, office or car, in the supply chain, in storage networks, in the data center, and/or in global communications networks. We believe that when a greater number of devices are standardized with an x86-based platform, end-users can benefit from the ability to run their existing x86-based software on devices that interoperate with each other. This can accelerate and simplify the process of enabling faster, easier connectivity and data sharing between a wide range of products, from portable consumer electronics to PCs and servers. With our full range of embedded microprocessors, we are able to extend our x86-based product offerings to serve markets from embedded appliances to embedded server-class products.

Chipset Market

The chipset sends data between the microprocessor and input, display and storage devices, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of computer systems. All desktop, notebook and server PCs incorporate a chipset. In many PCs, the chipset is integrated with additional functions such as a GPU. An integrated chipset solution is commonly known as an IGP (integrated graphics processor) chipset. Chipsets that do not integrate a graphics core are referred to as discrete chipsets. By eliminating the need for a discrete GPU, IGP chipsets offer a lower cost solution and in some circumstances can offer reduced power consumption or smaller system form factors. A majority of desktop and notebook PCs make use of IGP chipsets, while discrete chipsets are used in higher performance PCs and servers.

Chipset Products

Our portfolio of chipset products includes IGP and discrete chipsets targeting both the desktop and notebook PC segments. In March 2008, we introduced the AMD 780 Series chipset designed for significant enhancements in gaming and high-definition experiences for mainstream PC customers. In June 2008, we introduced the AMD-7 Series chipsets for notebooks including the AMD-780G chipset with ATI Radeon HD 3200 integrated graphics. These chipsets directly integrate support for the High Definition Multimedia Interface (HDMI) and Digital Visual Interface (DVI) digital display standards used in many flat panel monitors and televisions.

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

The primary product of a semiconductor graphics supplier is the GPU. The GPU off-loads the burden of graphics processing from the CPU. In this way, a dedicated GPU and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a stand-alone graphics chip or an integrated chipset solution. Recently, to further improve graphics processing performance, semiconductor graphics suppliers have introduced multi-GPU technologies that increase graphics processing speed by dividing graphics rendering and display capability among two or more graphics processors.

Graphics Products

Our customers generally use our graphics to increase the speed of rendering images and to improve image resolution and color definition. Our products include 3D graphics and video and multimedia products developed for use in desktop and notebook PCs, including home media PCs, professional workstations and servers. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. Our latest generation of graphics products and related software offer full support for the Microsoft® Windows Vista® operating system. In addition to the Microsoft® Windows® family of operating systems, our graphics products support Apple’s Mac OS X as well as Linux® -based applications.

Discrete Desktop Products.    Our discrete GPUs for desktop PCs include the ATI Radeon HD 4000 series of products which we introduced in June 2008. This product family includes the ATI Radeon HD 4800 series for the enthusiast segment of the desktop PC market as well as the ATI Radeon HD 4600 series, ATI Radeon HD 4500 series and the ATI Radeon HD 4300 series for the mainstream and value segments of the desktop PC market. The ATI Radeon 4000 series supports Microsoft DirectX™ 10, a 3D application performance interface, or API. The ATI Radeon HD 4000 series of products incorporate the ATI Unified Video Decoder (UVD) which enables HD-DVD and Blu-ray™ playback with low CPU and power utilization.

Although desktop PC manufacturers have tended to rely on IGP chipsets for graphics, we believe that discrete graphic solutions, which offer higher performance, will continue to be the preferred solution across desktop PC configurations and platforms designed for gaming enthusiasts, CAD professionals and animation as well as for application such as multimedia, photo and video editing and other graphic-intensive applications. With the availability of Microsoft® Windows Vista™ and Microsoft DirectX™ 10, HD video standards like Blu-ray™ and the availability of PCI Express 2.0, end users across the spectrum are realizing the importance of graphics in a computer system.

Discrete Notebook Products.    Our discrete GPUs for the notebook PC market include the ATI Mobility Radeon HD 3000 series of products which we introduced in January 2008. When selecting a graphics solution, key considerations for notebook PC manufacturers are visual performance, power consumption, form factor and cost.

This product line includes the ATI Mobility Radeon HD 3800 series for gaming enthusiasts, the ATI Mobility Radeon HD 3600 for multimedia performance notebooks, and ATI Mobility Radeon HD 3400 for value and ultra-thin notebooks. These GPUs allow notebook users to enjoy the latest video games with smooth frame rates and with enhanced visual quality options enabled. They offer HDMI video and audio support and reduce CPU utilization, increase extended battery life and improve the visual quality of HD video playback, such as from Blu-ray disc drives. ATI Mobility Radeon HD 3400 series support multi-GPU hybrid graphics, external graphics capabilities and Microsoft DirectX™ 10.1. In January 2009, we launched our next generation of graphics processors for notebooks, the ATI Mobility Radeon HD 4000 series of products. These products are capable of up to twice the gaming performance of the ATI Mobility Radeon HD 3000 series.

PCTV Products.    Our PCTV products incorporate a wide variety of features to allow consumers to add broadcast TV to their PCs. Our ATI TV Wonder™ products allow consumers to watch and record TV on their PC, listen to FM radio stations and watch DVD movies. Our premium ATI TV Wonder tuners, such as ATI TV Wonder Digital Cable Tuner, support CableCARD technology to receive and view premium digital cable shows on the PC. Our ATI All-in-Wonder™ HD products integrate high performance graphics and the latest TV-tuner technologies on a single circuit board. Both our ATI TV Wonder and All-in-Wonder HD products incorporate our latest generation ATI Theater™ 600 Pro and ATI Theater 650 Pro TV technology to support advances in analog TV and digital TV reception.

Workstation and Server Products.    Our products for the professional workstation market consist of our ATI FirePro™, ATI FireGL™ and FireMV™ product families. We designed our FirePro3D and ATI FireGL graphics cards for demanding 3D applications such as computer-aided design and digital content creation, while we designed our ATI FirePro Multiview and FireMV 2D workstation cards for financial and corporate environments. We also provide products for the server market, where we leverage our graphics expertise and align our offerings to provide stability, video quality and bus architectures that our server customers desire.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market. Our customized GPUs process the graphics in the Microsoft® Xbox 360™, Nintendo Wii and Nintendo GameCube videogame consoles.

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

We generally warrant that graphics and chipsets will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year, beginning on shipment of such products to our customers. We generally warrant that ATI-branded PC workstation products will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to our customers. Generally, our microprocessor and embedded processor customers may cancel orders 30 days prior to shipment without incurring a penalty. Under our standard terms and conditions, graphics and chipset customers may also cancel orders by providing 30 days prior written notice to us without incurring a penalty.

We market and sell our microprocessor and embedded processor products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD Phenom, AMD Phenom II, AMD Athlon, and AMD Sempron. Our Notebook PC brands for microprocessors are AMD Turion, AMD Athlon (including the recently released AMD Athlon Neo) and AMD Sempron. Our server and workstation brand for microprocessors is AMD Opteron. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Turion, and AMD Sempron processors as embedded processor solutions. We market and sell our chipsets under the AMD trademark. However, if the chipset contains a graphics core, this core is marketed under the ATI trademark.

We market and sell GPUs for the consumer and workstation markets under the ATI trademark. Our product brands for workstation are ATI FirePro, ATI FireGL, and ATI FireMV. Our product brand for the consumer and non workstation commercial graphics market is ATI Radeon. We market GPUs for the consumer electronics markets under the AMD trademark.

We also have the AMD LIVE! brand through which we promote our entertainment platform solutions for desktop and notebook PCs as well as film, broadcast and music professional artists that use AMD technology. We promote our gaming platforms for desktop and notebook PCs under the AMD Game! brand, and our platforms engineered for business-related applications and users under the AMD Business Class brand. We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers or third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products, subject to meeting defined criteria. OEM customers may qualify for market development funds based on purchases of eligible products.

Customers

Our microprocessor customers consist primarily of OEMs, original design manufacturers, or ODMs, and third-party distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers and OEMs. Our graphics products customers include the foregoing as well as add-in-board manufacturers, or AIB manufacturers.

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

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktop and notebook PCs, and PC motherboards. Under our standard terms and conditions, OEMs do not have a right to return our products other than pursuant to the standard limited warranty.

In 2008, Hewlett-Packard Company accounted for more than 10 percent of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. In addition, four customers accounted for approximately 45 percent of the net revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

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

AIB Manufacturers and System Integrators

We strive to establish and broaden our relationships with AIB manufacturers. We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to system integrators, or SIs, and at retail. We also sell directly to our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.

Competition

Generally, the IC industry is intensely competitive. Products typically compete on product quality, power consumption, reliability, performance, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our manufacturing costs.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, integrated graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, in some cases, are essentially distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. We expect intense competition from Intel to continue.

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

Competition in the Graphics Market

In the graphics market, our competitors include integrated graphics and discrete graphics suppliers. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs.

Also, Intel has stated that it intends to reenter the discrete GPU market. Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

With respect to graphics, our primary research and development objective is to develop products and technologies that meet the ever-changing demands of the PC industry on a timely basis so as to meet market windows. We are also focusing on delivering a range of integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing. We believe that these integrated platforms will bring customers improved system stability, better time-to-market and increased performance and energy efficiency. Longer-term, our research and development efforts are focused on developing monolithic silicon solutions for specialized uses that are comprised of microprocessors, graphics processors and video processors.

Our research and development expenses for 2008, 2007, and 2006 were approximately $1.8 billion, $1.8 billion and $1.2 billion, respectively. However, research and development expenses for 2006 are not comparable to prior years because they included ATI’s research and development expenses only from October 25, 2006 through December 31, 2006. For more information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our microprocessor products in the United States with additional design and development engineering teams located in Germany, Singapore, China, Japan, Malaysia, Taiwan and India. We conduct research and development activities for our graphics and chipset products at design centers located throughout the world, including in the United States, Canada, India and China.

In 2008, we conducted our microprocessor manufacturing process development activities primarily through our joint development agreement with IBM. Under this Joint Development Agreement or JDA, we jointly conducted development activities on new process technologies, including 45-nanometer, 32-nanometer, 22-nanometer and certain other advanced technologies, to be implemented on silicon wafers. Our relationship also included laboratory-based research of emerging technologies such as new transistor, interconnect, lithography and die-to-package connection technologies. We paid fees to IBM for joint development projects and we agreed to pay IBM royalties upon the occurrence of specified events, including in the event that we sublicense the jointly developed process technologies to specified third parties or if we bump wafers for a third party. Bumping wafers is one of the final stages of the manufacturing process in which wafers are prepared for assembly and test. For more information on the fees paid to IBM, see “Part II, Item 7, MD&A—Contractual Cash Obligations and Guarantees—Unconditional Purchase Commitments.”

As part of the transactions contemplated by the Master Transaction Agreement, upon consummation of the transactions, we and The Foundry Company intend to enter into a Wafer Supply Agreement pursuant to which

The Foundry Company will provide certain foundry services to us. In August, 2008, we, on behalf of The Foundry Company, extended our JDA with IBM through December 31, 2015 and added 32-nanometer and 22-nanometer “bulk” Industry Standard technology projects to the existing “SOI” High-Performance development and research projects as part of the strategy to develop the manufacturing technology for a broader potential Foundry Company customer base. The JDA will be assigned to The Foundry Company upon consummation of The Foundry Company manufacturing joint venture transaction.

Manufacturing, Assembly and Test Facilities

During 2008, we owned and operated five manufacturing facilities. Our microprocessor manufacturing was conducted at the facilities described in the chart below.

Facility Location	Wafer Size (diameter in millimeters)	Principal Production Technology (in nanometers)	Approximate Clean Room Square Footage
Dresden, Germany
Fab 38	300	65	263,000
Fab 36	300	65,45	150,000

During 2008, we manufactured our microprocessor products at Fab 36 primarily on 65-nanometer process technology. At the same time, we also began the transition to 45-nanometer process technology at Fab 36, which we expect to be completed by mid-2009. The full conversion of Fab 38 to 300-millimeter was delayed; rather Fab 38 was used to provide incremental capacity to Fab 36.

We have sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing pursuant to which Chartered is an additional manufacturing source for our microprocessors. We also have foundry arrangements with third parties for the production of our embedded processors, chipset products and graphics products.

With respect to our graphics and chipset products, we have strategic relationships with three semiconductor foundries, Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corp. (UMC) and Chartered. Currently, we are in volume production in TSMC’s and UMC’s 300-millimeter fabrication facilities. As of December 27, 2008, our graphics and chipsets were manufactured on 55-, 65-, 80-, 90-, 110-, 130-, 150- or 180- nanometer process technologies at third party foundries. Smaller process geometries can lead to gains in graphics processing performance, lower power consumption and lower per unit manufacturing costs. We are currently in the process of qualifying 40-nanometer process technology for certain products and expect to release these products in the second half of 2009.

We outsource board-level graphics product manufacturing to third-party manufacturers. These include Foxconn and PC Partner with locations in China. Our facility in Markham, Ontario, Canada is primarily devoted to prototyping for new graphics product introductions.

Upon consummation of the transactions contemplated by the Master Transaction Agreement, we would purchase substantially all of our microprocessor products from The Foundry Company pursuant to the terms of the Wafer Supply Agreement. We would be able to use another foundry company as a second source for certain of our quarterly microprocessor product wafer requirements and may source additional amounts from such foundry company to the extent The Foundry Company is unable to deliver products to us sufficient to meet our material customer commitments. In addition, once The Foundry Company establishes a 32-nanometer qualified process, we would purchase from The Foundry Company, where competitive, specified percentages of our GPU requirements, which percentage is expected to increase over a five-year period. We agreed not to sell, transfer or dispose of all or substantially all of our assets related to GPU products and related technology to any third party without The Foundry Company’s consent, unless the transferee agrees to be bound by the terms of the Wafer

Supply Agreement, including its minimum purchase obligations, where competitive, with respect to GPU products. After reviewing forecasts provided by us, as agreed by the parties, The Foundry Company would allocate such additional capacity sufficient to produce our microprocessor product volumes set forth in the rolling, binding forecasts that we provide. The parties would establish capacity requirements in advance for GPU products. The Foundry Company will use commercially reasonable efforts to fill any capacity allocated to but unutilized by us with production for third parties so as to offset and reduce our fixed cost reimbursement obligations to The Foundry Company; provided that such efforts will not be required if there exists any unutilized capacity that has not been allocated to us. At our request, The Foundry Company will also provide sort services to us on a product-by-product basis. The price for microprocessor products will be related to the percentage of our microprocessor-specific total cost of goods sold. The price for GPU products will be determined by the parties when The Foundry Company is able to begin manufacturing GPU products for us.

The Wafer Supply Agreement would terminate no later than February 2024. The Wafer Supply Agreement may also be terminated if and when a business plan deadlock with The Foundry Company exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. The Foundry Company will agree to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement. During the transition period, pricing for microprocessor products will remain as set forth in the Wafer Supply Agreement, but our purchase commitments to The Foundry Company will no longer apply.

We currently own and operate three microprocessor assembly and test facilities. Our current microprocessor assembly and test facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly
Singapore	380,000	Test, Mark & Packaging
Suzhou, China	44,000	Test, Mark & Packaging

Some assembly and final testing of our microprocessor and embedded processor products is performed by subcontractors in the United States and Asia.

Wafers for our graphics products are delivered from the third party foundry to our test, assembly and packaging partners, which include Advanced Semiconductor Engineering Group, Amkor, King Yuan Electronics, Siliconware Precision Industries and STATS-Chippac, who package and test the final application-specific integrated circuit.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 27, 2008, we had more than 7,000 patents in the United States and over 1,900 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, we intend to enter into a Patent Cross License Agreement pursuant to which we and The Foundry Company would grant to the other a non-exclusive license under patents filed by a party (or are otherwise acquired by a party) within a certain number of years following the effective date of the Patent Cross License Agreement. Under the agreement all of our issued patents and pending patent applications (other than patents and applications owned by ATI Technologies ULC and its wholly owned subsidiaries) will be divided between us. The Foundry Company will own its allocation of patents and applications subject to pre-existing rights, licenses or immunities granted to third parties relating to such patents and applications. The patents and patent applications to be owned by each party after the division will be licensed to the other party pursuant to the Patent Cross License Agreement.

In addition, we intend to enter into a Non-Patent Intellectual Property and Technology Transfer Agreement, where we would assign to The Foundry Company all of our right, title and interest in technology and non-patent intellectual property rights used exclusively in the manufacture, sorting and/or intermediate (WIP) testing of semiconductor products. We will retain technology and non-patent intellectual property rights used exclusively in the design and/or post-delivery testing of semiconductors. Technology and non-patent intellectual property rights used both in the manufacture, sorting and/or intermediate (WIP) testing of semiconductor products and in the design and/or post-delivery testing of semiconductor products will be owned jointly by us and The Foundry Company.

In addition, as is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the patent cross-license agreement with Intel which was effective as of January 1, 2001. Under this agreement we granted each other a non-exclusive license under each party’s patents for the manufacture and sale of semiconductor products worldwide. We pay Intel a royalty for certain licensed microprocessor products sold by us or any AMD affiliate anywhere in the world. The license applies to each party’s patents that have a first effective filing date during the capture period, which is the period from January 1, 2001 through January 1, 2011. Either party may terminate the agreement if the other party commits a material breach of the agreement and does not correct the breach within 60 days after receiving written notice thereof. In addition, either party may terminate the agreement upon 60 days written notice in the event of a filing by the other party of a petition in bankruptcy or insolvency, or any adjudication thereof, the filing of any petition seeking reorganization under any law relating to bankruptcy, the appointment of a receiver, the making of any assignment for the benefit of creditors, the institution of any proceedings for the liquidation or winding up of the other party’s business, or in the event of a change of control. For purposes of our agreement with Intel, change of control means a transaction or a series of related transactions in which (i) one or more related parties who did not previously own at least a 50 percent interest in a party obtain at least a 50 percent interest in such party, and, in the reasonable business judgment of the other party, such change in ownership will have a material effect on the other party’s business, or (ii) a party acquires, by merger, acquisition of assets or otherwise, all or any portion of another legal entity such that either the assets or market value of such party after the close of such transaction are greater than one and one third of the assets or market value of such party prior to such transaction.

Backlog

We sell standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience and the fact that substantially our entire order backlog is cancelable, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

As of December 27, 2008, we had approximately 14,700 employees. In connection with the sale of certain handheld assets to Qualcomm in January 2009, approximately 170 employees have accepted employment with Qualcomm. Upon consummation of the transactions contemplated by the Master Transaction Agreement, approximately 2800 employees will transfer to The Foundry Company.

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

Also, Intel has stated that it intends to reenter the discrete GPU market. Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Intel has substantially greater financial resources than we do and, accordingly, spends substantially greater amounts on research and development and production capacity than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

Intel’s dominant position in the microprocessor market and integrated graphics chipset market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

If our proposed joint venture with ATIC is not consummated, our business could be adversely impacted.

On October 6, 2008, we entered into a Master Transaction Agreement with ATIC and WCH pursuant to which we agreed to form a manufacturing joint venture with ATIC, referred to as The Foundry Company.

If the transactions contemplated by the Master Transaction Agreement are not consummated, it could have a number of adverse consequences for our business, including the following:

•

we would not improve our cash balance, on a consolidated basis, by approximately $2.2 billion, of which approximately $800 million will be available for current working capital purposes and $1.4 billion will go to The Foundry Company to fund its operations;

•

we would not be able to transfer approximately $1.1 billion (as of December 27, 2008) of our indebtedness to The Foundry Company upon contribution of our ownership interests in the German subsidiaries that own AMD Fab 36 Limited Liability Company & Co. KG;

•	The Foundry Company would not assume responsibility for funding future wafer manufacturing capital expenditures;

•	we would not be able to take advantage, as a shareholder of The Foundry Company, of the shift by integrated device manufacturers, or IDMs, to a fabless business model;

•	our stock price may decline;

•	we would be required to pay WCH a termination fee or reimburse ATIC and WCH for certain expenses pursuant to the Master Transaction Agreement; and

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

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel plans to purchase our products. For example, in the fourth quarter of 2008, typically, the strongest quarter of our fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to address end-customer demand. We believe this inventory correction will continue across the supply chain into at least the first half of 2009, particularly in connection with notebook PCs. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products filed an application with the local court in Munich to commence insolvency proceedings. In addition, the current economic conditions may make it more difficult for us to raise funding through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts on our business and operating results.

If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development.

Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis. Our ability to fund research and development expenditures depends on generating sufficient cash flow from operations and the availability of external financing, if necessary. Our research and development expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. During 2008, we incurred substantial losses that had a negative impact on cash balances. During 2008, net cash used in operating activities was $692 million. As of December 27, 2008, we had approximately $1.1 billion in cash, cash equivalents and marketable securities.

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The recent developments in the credit markets may adversely impact our ability to obtain financing when needed. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and we would be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of December 27, 2008, we had consolidated debt of $5.1 billion. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations, if any, to make debt service payments;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of the adverse economic and industry conditions that we are currently experiencing.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all. The current credit market crisis and other macro-economic challenges affecting the global economy may further adversely impact our ability to borrow sufficient funds or sell assets or equity.

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

In addition, our Fab 36 Term Loan contains restrictive covenants that prohibit our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the Fab 36 Term Loan agreement.

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 5.75% Notes, 6.00% Notes and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 5.75% Notes, 6.00% Notes or 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

We incurred a net loss of approximately $3.1 billion for 2008. We have taken and plan to continue to undertake a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The plans primarily involve the termination of employees. The restructuring plan implemented in the fourth fiscal quarter of 2008 involves additional cost reduction actions that either have taken place during the fourth fiscal quarter of 2008 or will take place in 2009. The restructuring charges for the restructuring plan implemented during the second fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits and the costs related to the termination of a contract. The restructuring charges for the restructuring plan implemented during the fourth fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures. For 2008 these restructuring charges were $90 million. Of the $90 million, approximately $28 million will result in cash expenditures in 2009.

In January 2009 we announced additional headcount reductions, primarily focused on manufacturing and sales, marketing, and general and administrative functions, and cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain employment benefits such as our 401(k) plan matching program. These additional cost reduction actions will result in an additional charge in the first and second quarters of 2009 and may result in cash expenditures. We also plan to reduce our manufacturing output in order to control our inventory levels. If these reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

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

Collectively, our top four customers accounted for approximately 40 percent of our total net revenue in 2008. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues of our graphics businesses in the future. During 2008, four customers accounted for approximately 45 percent of the net revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The current uncertainty in global economic conditions has also impacted the semiconductor market as consumers and businesses have deferred purchases, which has negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling prices;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products;

•	excess inventory levels in the channels of distribution, including those of our customers; and

•	excess production capacity.

If the current downturn in the semiconductor industry does not improve, we will be materially adversely affected.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our microprocessor and graphics businesses are dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently adversely affecting us and may materially adversely affect us in the future. In particular, during the fourth quarter of 2008, which is typically our strongest quarter during the fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand, which materially adversely affected us. We believe this inventory correction trend will continue across the supply chain into at least the first half of 2009, particularly in connection with notebook PCs.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may decrease, which could have a material adverse effect on us.

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

If we fail to improve the efficiency of our supply chain in order to respond to changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. We have previously experienced challenges related to the logistics of delivering our products across a diverse set of customers and geographies on a timely basis.

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

If we are ultimately unsuccessful in our antitrust lawsuit against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with us. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing us from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. Trial is set for February 2010. If our antitrust lawsuit against Intel is ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected.

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

Industry overcapacity and current macro-economic conditions could cause us to under-utilize our microprocessor manufacturing facilities and have a material adverse effect on us.

It is difficult to predict future growth or decline in the demand for our products, making it very difficult to estimate requirements for production capacity. Both we and our competitor, Intel, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which is currently and may in the future put pressure on our average selling prices and materially adversely affect us.

During periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. If the demand from our target markets is below our expectations, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products for which demand is lower than we anticipate. In addition, due to the current macro-economic conditions, in general, and the decrease in orders from our OEM customers which we believe will continue in 2009, in particular, we also plan to reduce our manufacturing output in order to control our inventory levels. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. If the demand for our microprocessor products is not consistent with our expectations, we may under-utilize our manufacturing facilities. This may have a material adverse effect on us.

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

We rely on third-party foundries and other contractors to manufacture our graphics and chipset products.

We currently rely on independent foundries such as TSMC and UMC to manufacture our graphics and chipset products. Chartered Semiconductor manufactures some of our microprocessor products. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors also perform the assembly, testing and packaging of these products. We obtain manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. As a result of the recent global market and economic conditions and tighter credit conditions, the third party foundries that we rely on to manufacture our graphics and chipset products may limit investment in increasing capacity, which may increase the risk that these manufacturers may not be able to meet our manufacturing requirements in future periods.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or contractors. Other risks associated with our dependence on third-party manufacturers include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics business may be adversely affected and this could have a material adverse effect on us.

In addition, upon consummation of the transactions contemplated by the Master Transaction Agreement, we will rely on The Foundry Company to manufacture our microprocessor products and, once The Foundry Company establishes a 32-nanometer qualified process, we will purchase from The Foundry Company, where competitive, specified percentages of our GPU products. If The Foundry Company is unable to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected.

Our ability to design and introduce new graphics products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and graphics product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Our graphics business has experienced delays in the introduction of products as a result of the inability of then available third-party development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from graphics products in the future may exceed the capabilities of the third-party development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

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

For example, we are largely dependent on one supplier for our silicon-on-insulator (SOI) wafers that we use to manufacture our microprocessor products. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The credit market crisis and other macro-economic challenges currently affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products filed an application with the local court in Munich to commence insolvency proceedings. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

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

Our issuance to WCH of 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock, if and when exercised by ATIC, will dilute the ownership interests of our existing stockholders, and the conversion of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

As part of the consummation of the transactions contemplated by the Master Transaction Agreement, we intend to sell to WCH 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock at an exercise price of $0.01 per share. Our issuance of the shares to WCH and any subsequent issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares we issue to WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants we issue to WCH could depress the price of our common stock.

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

We receive capital investment grants and allowances and interest subsidies from the State of Saxony and the Federal Republic of Germany. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with any of the covenants in the grant documents, we could be materially adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. For example, during the fourth quarter of 2008 our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand. We believe this inventory correction trend will continue across the supply chain into at least the first half of 2009, which would increase our uncertainty regarding demand for our products and could materially adversely affect us. With respect to our graphics products, we do not have any commitment or requirements for minimum product purchases in our sales agreement with AIB customers, upon whom we rely to manufacture, market and sell our desktop GPUs. These sales are subject to uncertainty because demand by our AIBs can be unpredictable and susceptible to price competition. Our ability to forecast demand is even further complicated when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. For example, in the fourth quarter of 2008, we recorded an incremental write-down of inventory of $227 million due to a weak economic outlook. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in average selling prices, and/or a reduction in our gross margin include:

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

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of a significant decline in the price of our products, the price protection rights we offer to our distributors would materially adversely affect us because our revenue would decline.

Recent failures in the global credit markets may impact the liquidity of our auction rate securities (ARS).

As of December 27, 2008, our investments in ARS included approximately $123 million of student loan ARS, $32 million of municipal and corporate ARS and $5 million ARS in preferred shares of closed end mutual funds. Approximately 80 percent of our ARS holdings were AAA rated investments and all of the $123 million student loan ARS were guaranteed by the Federal Family Educational Loan Program. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result the liquidity of these investments has been impacted.

During 2008, under the guidance of SFAS 157 we determined that the fair value of our ARS was less than their carrying value and as a result, we recorded an “other than temporary” impairment charge of $24 million. At this time, we believe that the current illiquidity of these investments is temporary. Because of the unprecedented events in the ARS market, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

In October 2008, UBS offered to repurchase all of our ARS that we purchased from UBS prior to February 13, 2008. As of December 27, 2008, we owned $82 million par value of these securities. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, we will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. However, during the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these UBS ARS.

We have not realized all of the anticipated benefits of our acquisition of ATI and may continue to incur future impairments of goodwill and assets related to the business acquired from ATI.

We have not realized all of the anticipated benefits of our acquisition of ATI, and since October 2006 we have incurred goodwill impairment charges of approximately $2.7 billion, of which approximately $800 million was included in discontinued operations as well as acquisition-related impairment charges of approximately $488 million, of which $140 million was included in discontinued operations.

These impairment charges were taken following revisions to our long-term financial outlook for the businesses of the former ATI in light of then-current market conditions and economic outlook, which we conducted as part of our annual strategic planning cycles and based on the preliminary findings of our annual and interim goodwill impairment testing. For 2008, the conclusion was also due to the deterioration in the price of our common stock and the resulting reduced market capitalization, which was an additional indicator of impairment.

As of December 27, 2008, the carrying amounts of goodwill and acquisition-related intangible assets were $4 million for our Handheld business unit, $9 million for our Computing Solutions segment and $478 million for our Graphics segment (which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology). We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expect to receive from any divestiture of these businesses. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. Currently, all of our wafer manufacturing facilities are concentrated in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue were 88 percent in 2008.

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

Worldwide economic conditions have adversely affected demand for our products. Also, the occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. As a result of our acquisition of ATI, some of our expenses and debt are denominated in

Canadian dollars. Additionally, as a result of a new sales program that has been implemented in China, some of our sales in China are now denominated in Chinese Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. However, during the second half of 2008, the U.S. dollar strengthened leading to favorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the United States and abroad, our technology or other intellectual property may be compromised, and we would be materially adversely affected.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries we use to manufacture our graphics and chipset products are located in the Asia-Pacific region and inventory is stored there, particularly in Taiwan. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. On September 22, 1999, Taiwan suffered a major earthquake that measured 7.6 on the Richter scale and disrupted the operations of these manufacturing suppliers and contributed to a temporary shortage of graphics processors. Additional earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur in the future. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

Moreover, our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

Our business is subject to potential tax liabilities.

We are subject to income taxes in the United States, Canada, Germany and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material effect on our cash, goodwill recorded as a result of our acquisition of ATI, income tax provision and net income in the period or periods for which that determination is made.

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

We have not received any written comments that were issued more than 180 days before December 27, 2008, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

At December 27, 2008, we owned principal engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, China, Germany, Singapore and Malaysia. These facilities totaled approximately 4.5 million square feet. Of this amount, 2.2 million square feet were located in Dresden, Germany and were used primarily for wafer fabrication, research and development, and administrative offices.

Our main facility with respect to our graphics and chipset products is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We occupy five other facilities in Markham, Ontario that comprise over 265,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 218,000 square feet of land in Singapore and 270,000 square feet of land in Suzhou, China for our microprocessor and test facilities.

As of December 27, 2008, we also leased approximately 3.1 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 285,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2011. We are actively marketing this space for sublease. Spansion Inc. leases approximately 71,000 square feet from us.

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

In addition to ordinary routine litigation incidental to the business, AMD or its indirectly wholly-owned subsidiary, ATI, is party to the following material legal proceedings. The outcome of any litigation is uncertain, and, should any of the actions or proceedings where we are a defendant be successful, we may be subject to significant damages awards which could have a material adverse effect on our financial condition.

AMD and AMDISS v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel Kabushiki Kaisha, collectively “Intel,” in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. The complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that in effect limit Intel’s customers’ ability and/or incentive to deal with us. The complaint alleges anti-competitive business practices, including:

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

•	Forcing PC makers and technology partners to boycott AMD product launches or promotions.

We requested the following findings and remedies:

•	A finding that Intel is abusing its market power by forcing on the industry technical standards and products that have as their main purpose handicapping us in the marketplace;

•

A finding that Intel is wrongfully maintaining its monopoly in the x86 microprocessor market in violation of Section 2 of the Sherman Act and treble damages to us in an amount to be proven at trial, pursuant to Section 4 of the Clayton Act, 15 U.S.C. § 15(a);

•

A finding that Intel has made secret payments and allowance of rebates and discounts, and that Intel secretly and discriminatorily extended to certain purchasers special services or privileges, all in violation of California Business & Professions Code § 17045 and treble damages for our resulting lost profits in an amount to be proven at trial;

•

A finding that Intel has intentionally interfered with our valuable business relationships to our economic detriment and damages to us in an amount to be proven at trial for its resulting losses, as well as punitive damages, as permitted by law;

•	Injunctive relief prohibiting Intel from engaging in any further conduct unlawful under Section 2 of the Sherman Act or Section 17045 of the California Business and Professions Code;

•	An award to us of such other, further and different relief as may be necessary or appropriate to restore and maintain competitive conditions in the x86 microprocessor market; and

•	An award of attorneys’ fees and costs.

Intel filed its answer on September 1, 2005. On September 26, 2006, the United States District Court for the District of Delaware granted the motion of Intel Corporation to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to introduce evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing AMD from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. At a hearing on June 5, 2008, the court rescheduled the trial date from April 27, 2009 to February 15, 2010. The discovery process is ongoing.

Other Related Proceedings

On June 30, 2005, our Japanese subsidiary, AMD Japan K.K., or AMD Japan, filed an action in Japan against Intel Corporation’s Japanese subsidiary, Intel Kabushiki Kaisha, or Intel K.K., in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act.

Through its suit in the Tokyo High Court, AMD Japan seeks damages, following on the Japan Fair Trade Commission’s (JFTC) findings in its March 8, 2005 Recommendation, or the JFTC Recommendation, that Intel K.K. committed violations of Japan’s Antimonopoly Act. The JFTC Recommendation concluded that Intel K.K. interfered with AMD Japan’s business activities by providing large amounts of funds to five Japanese PC manufacturers (NEC, Fujitsu, Toshiba, Sony, and Hitachi) on the condition that they refuse to purchase AMD’s microprocessors. The suit alleges that as a result of these illegal acts, AMD Japan suffered serious damages, losing all of its sales of microprocessors to Toshiba, Sony, and Hitachi, while sales of microprocessors to NEC and Fujitsu also fell precipitously.

Through its suit in the Tokyo District Court, AMD Japan seeks damages for various anticompetitive acts in addition to those covered in the scope of the JFTC Recommendation. The suit alleges that these anticompetitive acts also had the effect of interfering with AMD Japan’s right to engage in normal business and marketing activities.

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006 alleging claims that are substantially the same was transferred to the Northern District of California, and on July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006. On January 30, 2009, ATI, on behalf of itself, AMD, and, ATI Technologies Systems Corp., ATI Research Silicon Valley Inc., and ATI Research, Inc. (all former indirect-subsidiaries of AMD) (collectively “ATI”), executed a settlement agreement relating to the claims of a proposed settlement class of all persons who, while residing in the United States, purchased, for their own personal use and not for resale, certain graphics cards specified in the settlement agreement, during the period from January 1, 2003 to March 31, 2006. Plaintiffs claim that the cards specified in the settlement agreement were marketed as “HDCP ready,” “HDCP compliant,” or “HDCP capable,” or otherwise conforming to HDCP specifications for the transmission of HDCP content. In exchange for a dismissal of all claims related to the lawsuit, the settlement agreement calls for ATI to pay $4,000,000 in cash, and to make available for distribution to class members, as specified in the settlement agreement, new graphics cards with a value up to approximately $7,500,000, or, if class members submit more than 71,500 authorized claims, then ATI will pay $3,000,000 in cash instead of providing any new graphics cards for distribution to class members. ATI is not obligated under the settlement agreement to pay attorneys’ fees, costs, or make any other payments in connection with the settlement. The settlement agreement is subject to court approval and, if approved, would dispose of all claims raised by the putative class in the lawsuit against ATI.

GPU Class Actions

More than fifty related antitrust actions were filed against AMD, ATI and NVIDIA Corporation (NVIDIA), all of which were consolidated and transferred to the Northern District of California in the action In re Graphics Processing Units Antitrust Litigation. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and NVIDIA had received subpoenas from the Department of Justice (DOJ) in connection with its investigation announced in November 2006 into potential antitrust violations related to graphics processing units and cards. On October 10, 2008, the DOJ informed AMD that it had closed its investigation into ATI’s pricing and marketing practices in the sales of GPUs. No action was taken by the DOJ in connection with the investigation. All of the actions appeared to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust law. Each complaint was styled as a putative class action and alleged a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. Class plaintiffs (direct and indirect) filed amended consolidated complaints in June 2007. On July 18, 2008, the court denied the indirect purchasers’ motion for class certification in its entirety and granted class certification only to a limited class of individuals and entities who purchased graphics processing card products online from defendants’ websites in the United States during the period from December 4, 2002 to November 7, 2007.

On September 16, 2008, we and certain indirect subsidiaries and NVIDIA executed a settlement agreement relating to the claims of the certified class of direct purchaser plaintiffs previously approved by the District Court for the Northern District of California. The settlement agreement requires us to make a payment of $850,000 into a fund for the benefit of the certified class in exchange for a dismissal of all claims related to the lawsuit. We are not obligated under the settlement agreement to pay attorneys’ fees, costs, or make any other payments in connection with the settlement. The settlement agreement is subject to court approval and, if approved, would dispose of all claims raised by the certified class. On October 2, 2008, the United States Court of Appeals for the Ninth Circuit issued an order staying the direct purchaser plaintiffs’ petition for permission to appeal the District Court’s order regarding class certification. On December 18, 2008, the District Court entered an order granting preliminary approval of the direct purchaser settlement. The final approval hearing is scheduled for March 26, 2009.

On September 9, 2008, we and certain indirect subsidiaries and NVIDIA also reached a settlement agreement with the remaining individual indirect purchaser plaintiffs in the lawsuit under which we paid $112,500 in exchange for a dismissal of all claims and appeals related to the lawsuit raised by the individual indirect purchaser plaintiffs. This settlement was not subject to the approval of the District Court. Pursuant to the settlement, the individual indirect purchaser plaintiffs dismissed their claims and withdrew their petition for permission to appeal the District Court’s order denying their motion for class certification.

AMD v. Samsung Electronics Co. et al

On February 19, 2008, AMD and ATI filed a complaint against Samsung Electronics Co., Ltd. (Samsung) and related Samsung entities alleging infringement of six AMD patents. The complaint was amended in May 2008 to add a seventh patent and also to add two additional Samsung entities as defendants to the suit. The case is filed in U.S. District Court, Northern District of California. The AMD patents generally relate to semiconductors, semiconductor memory, and related products. We are seeking damages and injunctive relief. The majority of the Samsung entities answered on May 15, 2008; two Samsung entities answered on July 16, 2008. Samsung Electronics Co., Ltd. filed an answer and counterclaims on May 15, 2008, alleging infringement by AMD and/or ATI of six Samsung patents. The Samsung patents generally relate to semiconductor fabrication and design. Samsung is seeking damages and injunctive relief. We filed our answer to Samsung’s counterclaims on August 1, 2008. The court has scheduled a trial date of September 13, 2010.

Department of Justice Subpoena

On October 10, 2008, U.S. Department of Justice informed us it had closed its investigation into ATI’s pricing and marketing practices in the sale of GPUs.

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

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 9, 2009, there were 7,761 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal year ended December 27, 2008
First quarter	$8.08	$5.31
Second quarter	$7.98	$5.61
Third quarter	$6.47	$4.05
Fourth quarter	$6.00	$1.62

	High	Low
Fiscal year ended December 29, 2007
First quarter	$20.63	$12.96
Second quarter	$15.95	$12.60
Third quarter	$16.19	$11.27
Fourth quarter	$14.73	$7.30

We have never paid any cash dividends on our common stock and have no present plans to do so. Under the terms of our Indenture for the 7.75% Notes dated October 29, 2004 with Wells Fargo Bank, N.A., as Trustee, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into the Indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the Indenture.

The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During 2008, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 28, 2003 through December 27, 2008. The past performance of our common stock is no indication of future performance.

Comparison of Five Year Total Return

	Base Period 12/26/03	Years Ending
Company / Index		12/26/04	12/25/05	12/31/06	12/29/07	12/27/08
Advanced Micro Devices, Inc.	100	150.48	207.48	138.44	49.80	14.83
S&P 500 Index	100	112.34	119.95	136.67	145.17	87.77
S&P 500 Semiconductors Index	100	80.17	93.77	82.57	92.82	48.01

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 27, 2008

(In millions except per share amounts)

	2008(1)(3)	2007(1)(3)		2006(2)(3)	2005(3)	2004(3)
Net revenue	$5,808	$5,858		$5,627	$5,848	$5,001
Cost of sales	3,488	3,669		2,833	3,456	3,033
Gross margin	2,320	2,189		2,794	2,392	1,968
Research and development	1,848	1,771		1,190	1,144	934
Marketing, general and administrative	1,304	1,360		1,138	1,016	812
In-process research and development	—	—		416	—	—
Amortization of acquired intangible assets and other integration charges	137	236		67	—	—
Impairment of goodwill and acquired intangible assets	1,089	1,132		—	—	—
Restructuring	90	—		—	—	—
Gain on sale of 200 millimeter equipment	(193)	—		—	—	—
Operating income (loss)	(1,955)	(2,310)		(17)	232	222
Interest income	39	73		116	37	18
Interest expense	(366)	(367	)(4)	(126)	(105)	(112)
Other income (expense), net	22	(7)		(13)	(24)	(49	)(5)
Income (loss) before minority interest, equity in net income (loss) of Spansion Inc. and other and income taxes	(2,260)	(2,611)		(40)	140	79
Minority interest in consolidated subsidiaries(6)	(33)	(35)		(28)	125	18
Equity in net income (loss) of Spansion Inc. and other(7)	(53)	(155)		(45)	(107)	—
Provision (benefit) for income taxes(8)	68	27		23	(7)	6
Income (loss) from continuing operations	$(2,414)	$(2,828)		$(136)	$165	$91
Income (loss) from discontinued operations, net of tax(9)	(684)	(551)		(30)	—	—
Net income (loss)	$(3,098)	$(3,379)		$(166)	$165	$91
Net income (loss) per common share
Basic
Continuing operations	$(3.98)	$(5.07)		$(0.28)	$0.41	$0.25
Discontinued operations	$(1.12)	$(0.99)		$(0.06)	$—	$—
	$(5.10)	$(6.06)		$(0.34)	$0.41	$0.25
Diluted
Continuing operations	$(3.98)	$(5.07)		$(0.28)	$0.37	$0.25
Discontinued operations	$(1.12)	$(0.99)		$(0.06)	$—	$—
	$(5.10)	$(6.06)		$(0.34)	$0.37	$0.25
Shares used in per share calculation
Basic	607	558		492	400	359
Diluted	607	558		492	441	371
Long-term debt, capital lease obligations and other, less current portion and other long term liabilities	$5,271	$5,664		$4,189	$1,786	$2,043
Total assets(10)	$7,675	$11,550		$13,147	$7,288	$7,844

(1)

2008 and 2007 include the operations of ATI for the entire period. As a result, 2008 and 2007 are not fully comparable to prior periods. In 2008 we decided to divest the Digital Television business unit and classified it as discontinued operations. See footnote 9 below.

(2)	2006 includes the operations of ATI for the period from October 25, 2006 through December 31 2006. As a result 2006 is not fully comparable to 2008, 2007 or prior periods.
(3)

2004 includes the results of operations for our former Memory Products segment for the entire year. Therefore, 2004 is not fully comparable to 2005 during which Spansion’s results of operations were not consolidated with our results of operations for the last five days of the fiscal year. From December 21, 2005, the date that Spansion closed its IPO, through December 25, 2005 and for all of 2006 we used the equity method of accounting to reflect our share of Spansion’s net income (loss). We include this information under the caption, “Equity in net income (loss) of Spansion Inc. and other,” on our consolidated statement of operations. In September 2007, as a result of our loss of the ability to exercise significant influence over Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities. Therefore, 2007 and 2008 are not fully comparable to prior periods.

(4)

The increase in interest expense from $126 million in 2006 to $367 million in 2007 was composed of interest on new debt instruments outstanding including our 6.00% Notes, 5.75% Notes, Fab 36 Term Loan and October 2006 Term Loan.

(5)

For 2004, other income (expense), net, includes a charge of approximately $32 million associated with our exchange of $201 million of our 4.50% Convertible Senior Notes due 2007 for common stock and a charge of approximately $14 million in connection with our prepayment of amounts outstanding under a term loan agreement among our German subsidiary, AMD Fab 30 Limited Liability Company & Co. KG, and the lenders party thereto.

(6)

The 2006, 2007 and 2008 minority interest amounts represent the guaranteed rate of return of between 11 and 13 percent related to the limited partnership contributions that AMD Fab 36 KG received from the unaffiliated partners (Fab 36 Minority Interest); and the 2005 and 2004 minority interest amount includes the Fab 36 Minority Interest and Spansion Related Minority Interest. However, in April 2008, we repurchased the partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs.

(7)

In 2005 we recorded a loss of $110 million due to the dilution in our ownership interest in Spansion from 60 percent to approximately 38 percent in connection with Spansion’s IPO. This represented the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us. In September 2007, as a result of our loss of the ability to exercise significant influence over Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities. In 2007 we recorded impairment charges of $111 million. In 2008 we recorded impairment charges of $53 million. See Part II, Item 7 “MD&A-Equity in net loss of Spansion Inc and other.”

(8)

The 2006 and 2007 income tax provisions resulted from current foreign taxes. In 2006, foreign benefits resulted from the reduction of valuation allowance on German net operating loss carryovers related to Fab 36. In 2007, benefits resulted from previously unrecognized tax benefits for tax holidays. In 2006 the provision was increased by deferred U.S. tax related to indefinite-lived goodwill. In 2007, the provision was reduced by a similar amount (for indefinite-lived goodwill) as a result of goodwill impairment. The income tax provision in 2008 primarily results from increases in net deferred tax liabilities in our German subsidiaries reduced by net current tax benefits in other jurisdictions.

(9)

During the second quarter of 2008 we decided to divest the Digital Television business and classified it as discontinued operations and, during the third quarter of 2008, we entered into an agreement with Broadcom to sell certain assets related to the Digital Television business unit. The sale transaction was completed on October 27, 2008 for $141.5 million. See Part II, Item 7 “MD&A-Discontinued Operations.”

(10)

Total assets decreased $3,875 million from 2007 to 2008 primarily due to the impairment of ATI acquisition-related goodwill and acquired intangible assets, lower cash, cash equivalents and marketable securities due to our significant losses, and the sale and impairment of assets associated with the divestiture of the Digital Television business unit in 2008. Total assets decreased $1,597 million from 2006 to 2007 primarily due to the impairment of ATI acquisition-related goodwill and intangible assets. Total assets increased $5,859 million from 2005 to 2006 primarily as a result of the acquisition of ATI.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of December 27, 2008 and December 29, 2007 and for each of the three years in the period ended December 27, 2008 and related notes thereto, which are included in this Form 10-K as well as with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

In the second quarter of 2008, we decided to divest our Handheld and Digital Television business units, which were previously part of our former Consumer Electronics segment. As a result, we classified them as discontinued operations in our financial statements. In the fourth quarter of 2008, we determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result we classified the results of the Handheld business unit back into continuing operations. The following discussion is limited to our continuing operations, unless otherwise noted.

Introduction

We are a global semiconductor company with facilities around the world. We design, develop and offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook PCs, professional workstations and servers; and

•	graphics, video and multimedia products for desktop and notebook PCs, including home media PCs, professional workstations and servers, and technology for game consoles.

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, we will describe the general financial condition and the results of continuing operations for AMD and its consolidated subsidiaries, including a discussion of our results of operations for 2008 compared to 2007 and 2007 compared to 2006, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. Our results of continuing operations include sales of graphics and chipset products from the effective date of the ATI acquisition on October 25, 2006 through December 27, 2008 in the following reportable segments: (i) Computing Solutions, which includes Chipsets and (ii) Graphics. We are not able to provide any comparative information for the Graphics segment prior to the ATI acquisition, since we did not previously participate in this market.

Overview

The credit market crisis and other macro-economic challenges currently affecting the global economy resulted in a number of challenges for AMD in 2008. In particular, due to the credit markets and the reduced leverage in the economy, both business and consumer spending decreased, including with respect to end-user products that incorporate our products. In particular, during the fourth quarter of 2008, which is typically our strongest quarter during the fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to address end-customer demand. We believe this inventory correction trend will continue across the supply chain into at least the first half of 2009, particularly in connection with notebook PCs.

AMD net revenue for 2008 was $5.8 billion, a decrease of 1 percent compared to 2007 net revenue of $5.86 billion. Net revenue in 2008 included $191 million of process technology license revenue related to the sale of 200 millimeter equipment. Excluding this process technology license revenue, 2008 net revenue would have declined 4 percent compared to 2007 due to lower average selling prices and unit volumes for our Computing Solutions segment. Although 2008 net revenue was approximately flat compared to 2007, net revenue for the fourth quarter of 2008 decreased 35 percent compared to the third quarter of 2008 and 33 percent compared to the fourth quarter of 2007. Excluding the $191 million process technology license revenue from the third quarter of 2008, net revenue for the fourth quarter of 2008 would have decreased 28 percent from the third quarter of 2008. The decline was primarily due to the global economic environment, which significantly affected demand during the fourth quarter of 2008. Although the fourth quarter results for our Graphics segment were not immune to the impact of the global economic recession, with net revenue for our Graphics segment declining by 30 percent in the fourth quarter of 2008 compared to the third quarter of 2008, net revenue for the Graphics segment increased by 17 percent compared to 2007. The increase in Graphics net revenue was primarily due to the successful introduction of ATI Radeon HD 4000 series of GPU products and a 76 percent increase in royalties received in connection with the sale of game console systems.

Gross margin, as a percentage of net revenue for 2008 was 40 percent, a 3 percent increase compared to 37 percent in 2007. During the fourth quarter of 2008 we experienced a large incremental write-down of inventory due to a weak economic outlook. This $227 million incremental inventory write-down negatively impacted gross margin in 2008 by 4 percentage points. Gross margin in 2008 was favorably impacted by 2 percentage points as a result of the process technology license revenue referenced above. Without the impact of the incremental write-down of inventory and the technology license revenue, 2008 gross margin would have increased 5 percentage points compared to 2007 primarily due to an improvement in fab utilization and reductions in manufacturing costs.

Our operating loss for 2008 was $2 billion compared to $2.3 billion in 2007. The reduction in the operating loss was primarily due to a $193 million gain on the sale of 200 millimeter equipment, which is included in the caption “Gain on sale of 200 millimeter equipment” in our 2008 consolidated statement of operations, and the $191 million of process technology license revenue referenced above. Without the impact of the above mentioned gain on tool sales and process technology license revenue, our 2008 operating loss would have been flat compared to 2007.

In light of the current economic environment, one of our key priorities is to preserve cash. Our cash, cash equivalents and marketable securities as of December 27, 2008 were $1.1 billion compared to $1.9 billion at December 29, 2007. This decline in our cash, cash equivalents and marketable securities was primarily due to our significant losses. To that end, during 2008 we undertook, and plan to continue to undertake, a number of actions to decrease our expenses. For 2008 our capital expenditures decreased to $621 million compared to $1.7 billion in 2007. Moreover, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The plans primarily involve the termination of employees, contract or program terminations and facility site consolidations and closures. In January 2009 we announced additional headcount reductions, primarily focused on our back-end manufacturing and sales, marketing, and general and administrative functions, and cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain employee benefits. We also plan to reduce our manufacturing output in order to control our inventory levels.

Moreover, in the fourth quarter of 2008 and in January 2009, we divested our Digital Television business unit and certain assets related to our Handheld business unit, respectively. The aggregate cash consideration for these divestures was over $200 million, and the divestitures will allow us to focus on our core strategy of computing and graphics market opportunities. In addition, in October 2008 we entered into a Master Transaction Agreement with ATIC and WCH to form a manufacturing joint venture, The Foundry Company. Upon consummation of the transactions contemplated by the Master Transaction Agreement, we anticipate certain benefits to our business, including, on a consolidated basis, the infusion of approximately $2.2 billion of cash, of which approximately $800 million will be available for current working capital purposes and $1.4 billion will go to The Foundry Company to fund its operations, including capital expenditures and repayment of approximately $1.1 billion (as of December 27, 2008) of indebtedness, which we will transfer to The Foundry Company upon consummation of the transactions. The Foundry Company will record $1 billion of the $1.4 billion as debt from the issuance of the Convertible Notes to ATIC and $400 million as equity from the issuance of securities to ATIC. Because we will consolidate the accounts of The Foundry Company after the consummation of the transactions contemplated by the Master Transaction Agreement, our consolidated balance sheet will present the $1.1 billion (as of December 27, 2008) of transferred indebtedness and the $1 billion of debt related to the issuance of the Convertible Notes as debt and the $400 million as non-controlling interest. However, The Foundry Company will have the obligation to repay the transferred indebtedness and the Convertible Notes. Also, future wafer manufacturing capital expenditures will be the responsibility of The Foundry Company, and after the consummation of the transactions, we will have the option but not the obligation to provide future funding to The Foundry Company. ATIC has committed to provide additional equity funding to The Foundry Company of at least $3.6 billion and up to $6.0 billion over the five years after the closing of the transaction.

In 2008 we also made progress towards improving our competitive position across both of our businesses. In November 2008 we launched our first 45-nanometer quad-core AMD Opteron processors, and we expect the transition to 45-nanometer process technology to be completed at Fab 36 by mid-2009. In 2008 and early 2009, we also introduced several new platform products such as our “Puma” and “Yukon” platforms for notebooks and our “Dragon” platform for desktop PCs. With respect to graphics products, we released the ATI Radeon HD 4000 series of products in June 2008. Despite the cost cutting efforts referenced above, one of our key priorities for 2009 is to continue to invest in research and development and to maintain the competitiveness of our product roadmap.

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

Proposed Manufacturing Joint Venture

On October 6, 2008 we entered into a Master Transaction Agreement, which was further amended on December 5, 2008, with ATIC to form a manufacturing joint venture, The Foundry Company. We intend to contribute certain manufacturing-related assets and liabilities to The Foundry Company in exchange for securities of The Foundry Company consisting of one Class A Ordinary Share, Class A Preferred Shares and Class B Preferred Shares, and ATIC intends to contribute cash to The Foundry Company and pay cash to us in exchange for securities of The Foundry Company consisting of one Class A Ordinary Share, Class A Preferred Shares, Class B Preferred Shares and the Convertible Notes.

Although ATIC’s Convertible Notes will not be convertible immediately upon consummation of the transactions contemplated by the Master Transaction Agreement, on an as converted to ordinary shares basis, we will own 34.2 percent of The Foundry Company and have a 50 percent voting interest in The Foundry Company while ATIC will own 65.8 percent of The Foundry Company and have a 50 percent voting interest in The Foundry Company.

Pursuant to the Master Transaction Agreement, we intend to issue to WCH 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share for an aggregate purchase price of 58,000,000 multiplied by the lesser of (i) the average of the closing prices of our common stock on the NYSE for the 20 trading days immediately prior to and including December 12, 2008 or (ii) the average of the closing prices of our common stock on the NYSE for the 20 trading days immediately prior to the closing date of the transactions contemplated by the Master Transaction Agreement. The warrants will be exercisable after the earlier of (i) public ground-breaking of a proposed Foundry Company manufacturing facility in up-state New York and (ii) 24 months from the date of issuance, and the warrants will have a ten year term.

For accounting purposes, we will consolidate the accounts of The Foundry Company as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. (FIN 46R). Based on the structure of the transaction, pursuant to the guidance in FIN 46R, The Foundry Company is a variable-interest entity, and we are deemed to be the primary beneficiary and are, therefore, required to consolidate the accounts of The Foundry Company. Upon the closing of the transaction, the accounts of The Foundry Company will include (i) the assets and liabilities contributed by us to The Foundry Company, recorded at their historical costs, in exchange for certain securities of The Foundry Company and (ii) the cash contributed by ATIC to The Foundry Company in exchange for certain securities of The Foundry Company. Upon consolidation, intercompany transactions and profits will be eliminated. Pursuant to the requirements of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, which we will be required to apply as of the beginning of fiscal 2009, ATIC’s non-controlling interest, represented by its equity interests in The Foundry Company, will be presented outside of stockholders’ equity on our consolidated balance sheet due to the right that ATIC has to put those securities back to us in the event of a change of control of AMD during the two years following the closing of the transactions. Our net income (loss) per common share will consist of its consolidated net income (loss), as adjusted for (i) the portion of The Foundry Company’s earnings or losses attributable to ATIC, which will be based on ATIC’s proportional ownership interest in The Foundry Company’s Class A Preferred Shares, and (ii) the non-cash accretion of Class B Preferred Shares attributable to us, based on our proportional ownership interest of The Foundry Company’s Class A Preferred Shares.

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC will pay and the securities that they will receive are as follows:

•

Cash to be paid by WCH to us for the purchase of 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock: estimated to be $124 million, assuming a $2.15 per share price (which was the average of the closing prices per share of our common stock on the NYSE during the 20 trading days immediately prior to and including December 12, 2008);

•	Cash to be paid by ATIC to The Foundry Company for 4% Class A Convertible Subordinated Notes of The Foundry Company, convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash to be paid by ATIC to The Foundry Company for 11% Class B Convertible Subordinated Notes of The Foundry Company, convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash to be paid by ATIC to The Foundry Company for 218,190 Class A Preferred Shares of The Foundry Company: $218 million;

•

Cash to be paid by ATIC for 872,760 Class B Preferred Shares of The Foundry Company: $873 million, which includes $700 million paid to us for 700,000 Class B Preferred Shares of The Foundry Company. The Class B Preferred Shares are, by their terms, deemed to accrete in value at a rate of 12% per year, compounded semiannually. This accreted value will be taken into account upon certain distributions to the holders or upon conversion of the Class B Preferred Shares.

Upon closing of the transactions contemplated by the Master Transaction Agreement, AMD and ATIC will hold 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of The Foundry Company Class A Preferred Shares and ATIC will own 100% of the Class B Preferred Shares and the Convertible Notes.

Beginning with the first fiscal quarter of 2009, we will have a separate reportable segment for The Foundry Company in our financial statement disclosures.

ATI Acquisition

On October 25, 2006, we completed the acquisition of all of the outstanding shares of ATI Technologies, a publicly held company headquartered in Markham, Ontario, Canada (the Acquisition) for a combination of cash and shares of our common stock. ATI was engaged in the design, manufacture and sale of innovative

3D graphics and digital media silicon solutions. We believe that the Acquisition allows us to deliver products that better fulfill the increasing demand for more integrated computing solutions. We included the operations of ATI in our consolidated financial statements beginning on October 25, 2006.

The aggregate consideration we paid for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of our common stock. In addition, we also issued options to purchase approximately 17.1 million shares of our common stock and approximately 2.2 million comparable AMD restricted stock units in exchange for outstanding ATI stock options and restricted stock units. The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion, valued at approximately $69 million, continues to be amortized as compensation expense over the remaining vesting periods of the assumed options. To finance a portion of the cash consideration paid, we borrowed $2.5 billion pursuant to a Credit Agreement with Morgan Stanley Senior Funding Inc. dated October 24, 2006 (October 2006 Term Loan). We repaid the October 2006 Term Loan in 2007. The total purchase price for ATI was $5.6 billion, including acquisition-related costs of $25 million.

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

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of 2006. Projects that qualified as IPR&D represented those that had not reached technological feasibility and had no alternative future use at the time of the acquisition. These projects included development of next generation products for the Graphics segment and Chipsets business unit and the former Consumer Electronics segment. The estimated fair value of the projects for the Graphics segment and Chipsets business unit was approximately $193 million ($122 million for graphics products and $71 million for chipset products). The estimated fair value of the projects for the former Consumer

Electronics segment was approximately $223 million. Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, we began reporting operations related to its chipset products in our Computing Solutions segment.

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

Other Acquisition-Related Intangible Assets

Developed product technology consisted of products that had reached technological feasibility and included technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV products divisions. We initially expected the developed technology to have an average useful life of five years. However, as a result of the 2007 and 2008 impairment analysis discussed below, we shortened the estimated useful life of certain of these developed technology intangible assets to reflect their remaining useful lives. As of December 27, 2008, the developed product technology intangible assets had an estimated average remaining useful life of 12 months.

Game console royalty agreements represent agreements existing as of October 24, 2006 with video game console manufacturers for the payment of royalties to ATI for intellectual property design work performed and are estimated to have an average useful life of five years.

Customer relationship intangibles represent ATI’s customer relationships existing as of October 24, 2006 and were estimated to have an average useful life of four years. As a result of the 2007 and 2008 impairment analysis discussed below, we shortened the estimated useful life of certain of these customer relationship intangible assets to reflect their remaining useful lives. As of December 27, 2008, the customer relationship intangible assets had an estimated average remaining useful life of 21 months.

Trademarks and trade names had an estimated average useful life of seven years. As a result of the 2007 and 2008 impairment analysis discussed below, we have shortened the estimated useful life of certain of these trademarks and trade names intangible assets to reflect their remaining useful lives. As of December 27, 2008, the trademark and trade names intangible assets had an estimated average remaining useful life of 45 months.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months. As of December 27, 2008, all of these customer backlog intangible assets have been fully amortized.

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

We based estimated useful lives for the other acquisition-related intangible assets on historical experience with technology life cycles, product roadmaps and our intended future use of the intangible assets. We are amortizing the acquisition-related intangible assets using the straight-line method over their estimated useful lives.

Integration

Concurrent with the acquisition, we implemented an integration plan which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. The costs associated with employee severance and relocation totaled approximately $7 million. The costs associated with the closure of duplicate facilities totaled approximately $1 million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. We incurred costs of approximately $1 million, $28 million and $32 million for the years ended December 27, 2008, December 29, 2007 and December 31, 2006, respectively, and they are included in the caption, “Amortization of acquired intangible assets and integration charges,” on our consolidated statements of operations.

2007 Impairment

In the fourth quarter of 2007, pursuant to our accounting policy, we performed an annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill included in our Graphics and former Consumer Electronics segments exceeded their implied fair values and recorded an impairment charge of approximately $1.26 billion, of which $913 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $346 million is included in the caption “Income (loss) from discontinued operations, net of tax” in our 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill. While market valuation data for comparable companies was gathered and analyzed, we concluded that there was not sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach, and therefore we ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 13 percent to 15 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was developed as part of our strategic planning cycle conducted annually during the latter part of the third quarter of 2007. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the ATI acquisition.

The updated financial forecast for our Graphics segment was lower primarily because of intense pricing competition with our primary competitor throughout 2007, which required an increase in sales and marketing activities to a greater extent than we previously forecasted. In addition, we had invested in the development of new graphics technologies to a greater extent than previously forecasted, which resulted in an increase in research and development expenses. Also, Intel announced its intention to develop a discrete graphics product. These factors resulted in lower near-term and longer-term forecasts of Graphics business revenues, operating profitability and cash flows compared to the forecasts at the time of the ATI acquisition.

The updated financial forecast for our former Consumer Electronics segment was lower primarily because our Digital Television business was affected by the rapid introduction and proliferation of low cost digital televisions that did not contain our technology. The availability and adoption of these low cost alternatives by consumers resulted in lower forecasted sales to those companies employing our technology. In addition, our Handheld business was dependant on a small number of mobile handset customers for its revenues. During 2007, one handset customer experienced severe competition and eroding market share for its consumer handset products. These two principal factors resulted in lower near-term and longer-term forecasts of revenues, operating profitability, and cash flows compared to our forecast at the time of the ATI acquisition.

These updated long-term financial forecasts represented the best estimate that we had at the time, and we believe that the underlying assumptions were reasonable at that time.

The outcome of our 2007 goodwill impairment analysis indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition related developed product technology associated with our Graphics and Consumer Electronics segments was impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of $349 million, of which $219 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $130 million is included in the caption “Income (loss) from discontinued operations, net of tax” in our 2007 consolidated statement of operations.

2008 Impairment

In the second quarter of 2008, we evaluated the viability of our non-core businesses and determined that our Handheld and Digital Television business units were not directly aligned with our core strategy of computing and graphics market opportunities. Therefore, we decided to divest these units and classify them as discontinued operations in our financial statements. As a result, we performed an interim impairment test of goodwill and concluded that the carrying amounts of goodwill associated with our Handheld and Digital Television business units were impaired, and we recorded an impairment charge of $799 million, of which $336 million related to the Handheld business unit is included in the caption “Impairment of goodwill and acquired intangible assets” and $463 million related to the Digital Television business unit is included in the caption, “Income (loss) from discontinued operations, net of tax” in our 2008 consolidated statement of operations. The impairment charges were determined by comparing the carrying value of goodwill assigned to the reporting units with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill. We chose the same approach that we used during the 2007 impairment analysis, which required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 18 percent to 32 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was revised as a result of the challenging economic environment. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the estimated proceeds from the expected divestiture of these business units.

The outcome of our goodwill impairment analysis indicated that the carrying amount of certain of our Handheld and Digital Television business unit acquisition-related intangible assets or asset groups may not have been recoverable. We determined that the carrying amounts of certain acquisition-related intangible assets associated with our Handheld and Digital Television business units exceeded their estimated fair values, and we recorded an impairment charge of $77 million, of which $67 million related to the Handheld business unit is included in the caption “Impairment of goodwill and acquired intangible assets” and $10 million related to the

Digital Television unit is included in the caption, “Income (loss) from discontinued operations, net of tax” in our 2008 consolidated statement of operations.

During the fourth quarter of 2008, we determined that, based on our ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result we classified the results of the Handheld business back into continuing operations. During the first quarter of 2009 we sold certain graphics and multimedia technology assets and intellectual property that were formerly part of our Handheld business unit to Qualcomm. As of December 27, 2008, these assets were classified as assets held for sale and included in the caption, “Prepaid expenses and other current assets” in our 2008 consolidated balance sheet. Pursuant to our agreement with Qualcomm, we retained the AMD Imageon media processor brand and the right to continue selling the products that were part of the Handheld business unit, and we intend to support our existing Handheld products and customers through the current product lifecycles. We do not intend to develop any new Handheld products or engage new customer programs beyond those already committed. The lives of the remaining certain intangible assets associated with the Handheld business unit have been shortened to reflect our current expectations of their economic usefulness.

In the fourth quarter of 2008, pursuant to our accounting policy, we conducted an annual impairment test of goodwill. In addition, due to the significant decline in the price of our common stock and the revised lower revenue forecast for the fourth quarter of 2008, which we concluded were additional impairment indicators, we conducted another interim impairment analysis as of November 22, 2008, the end of our second fiscal month of the fourth quarter. As a result of these analyses, we concluded that the carrying amounts of goodwill included in the Graphics and Computing Solutions segments exceeded their implied fair values and recorded an impairment charge of $622 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in our 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of November 22, 2008 with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill. Also, we chose the same approach that we used during the 2007 impairment analysis, which required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 19 percent to 25 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of fourth quarter market conditions and the challenging economic outlook. The conclusion was also due to the deterioration in the price of our common stock and the resulting reduced market capitalization.

Our cost basis of goodwill deductible for tax was $2.6 billion. Our adjusted basis after tax deductions through 2008 is $2.2 billion.

The outcome of our 2008 goodwill impairment analysis indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets associated with our Computing Solutions and Graphics segments and our Handheld business unit were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the developed product technology, the customer relationships, and the trademarks and trade names. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of approximately $62 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in our 2008 consolidated statement of operations.

If business conditions continue to deteriorate we may have to perform additional interim goodwill and intangible asset impairment analysis prior to the fourth quarter of 2009, which could result in additional impairment charges.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, goodwill, business combinations, use of fair value measurements and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

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

Business Combinations.    In accordance with business combination accounting, we have allocated the purchase price of ATI to related tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values. These valuations require us to make significant estimates and assumptions, especially with respect to acquisition-related intangible assets.

We review the acquisition-related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recovered.

We made estimates of fair value of the ATI assets acquired and liabilities assumed using reasonable assumptions based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the acquisition-related intangible assets included but were not limited to: future expected cash flows from the sale of products, expected costs to develop in-process research and development projects into commercially viable products and estimated cash flows from the projects when completed; the market’s awareness of the acquired company’s brand and the acquired company’s market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio and discount rates. Unanticipated events may occur which may affect the accuracy or validity of such assumptions, estimates or actual results as evidenced by the impairment charges we recorded in 2007 and 2008 with respect to goodwill and intangible assets resulting from the ATI acquisition.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. All of our goodwill at December 27, 2008 is related to our acquisition of ATI. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present. We perform the annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates. We recorded a portion of the impairment charges in the caption “Impairment of goodwill and acquired intangible assets” in our consolidated statement of operations and a portion as discontinued operations.

The key assumptions used to determine the fair value of our reporting units included projected cash flows for the next 10 years and discount rates ranging from 13 percent to 32 percent which were based on our weighted average cost of capital, adjusted for the risks associated with the operations. A variance in the discount rate could have had a significant impact on the amount of the goodwill impairment charge recorded. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, which totaled $323 million at December 27, 2008. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets.    We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability of the asset by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate ranging from 18 percent to 30 percent to apply to the estimated future cash flows and in evaluating the results of appraisals or other valuation methods. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset. The new carrying value of the related asset is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change. As a result of our impairment analysis, in 2008 we recorded impairment charges of $130 million in continuing operations and $10 million in discontinued operations. In 2007, we recorded definite lived intangible asset impairment charges of $349 million.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Fair Value Measurements.    Effective December 30, 2007, we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our consolidated financial statements are based on information available to us as of December 27, 2008 and December 29, 2007.

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

We measure our cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate securities (ARS). This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to us by our brokers. ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The recent uncertainties in the credit markets have affected all of our ARS investments and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, we performed our own discounted cash flow analysis.

The significant inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of December 27, 2008, are as follows:

•

The discount rate was determined based on the average one-month LIBOR (2.34%) during the fourth quarter of 2008, adjusted by 240 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, the discount rate was adjusted for a liquidity discount of 90 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

We assigned an additional credit risk discount of 200 bps to the discount rate for all ARS that are not backed by the federal government. The total carrying value as of December 27, 2008 of investments not backed by the federal government was approximately $32 million.

We applied the discount rate over the expected life of 17 years of the estimated cash flows of the ARS. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

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

As a result of the acquisition of ATI, effective October 25, 2006, we had the following four reportable segments through December 31, 2006:

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

From the first quarter of 2007 through the first quarter of 2008, in conjunction with the integration of ATI’s operations into ours, we began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which included what was formerly the Computation Products segment and the Embedded Products segment, as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which included graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate our graphics technology.

In the second quarter of 2008, we decided to divest our Handheld and Digital Television business units, which were previously part of the Consumer Electronics segment. As a result, we classified these business units as discontinued operations in our financial statements and began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate our graphics technology.

In addition to the reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses include employee stock-based compensation expense, profit sharing expense, restructuring, ATI acquisition-related and integration charges and charges for goodwill and intangible asset impairment.

During the fourth quarter of 2008, we determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result we classified the results of the Handheld business unit back into continuing operations. The results of the Handheld business unit are reported in the All Other category. Also, this category included the sale of Personal Internet Communicator (PIC) products for the first three quarters of 2006, after which, the manufacturing of PIC products ceased.

We use a 52- to 53-week fiscal year. Prior to December 31, 2006, our fiscal year ended on the last Sunday in December. Commencing in 2007, our fiscal year ends on the last Saturday in December. The years ended December 27, 2008 and December 29, 2007 each included 52 weeks, and the year ended December 31, 2006 consisted of 53 weeks. References in this report to 2008, 2007 and 2006 refer to the fiscal year unless explicitly stated otherwise.

The following is a summary of our net revenue and operating income (loss), by segment, from continuing operations, for 2008, 2007 and 2006. This segment information has been reclassified to conform to the reportable segment structure adopted in the fourth quarter of 2008.

	2008	2007	2006
	(In millions)

Computing Solutions
Net revenue	$4,559	$4,702	$5,367
Operating income (loss)	(461)	(712)	679

Graphics
Net revenue	1,165	992	189
Operating income (loss)	12	(39)	(6)

All Other
Net revenue	84	164	71
Operating income (loss)	(1,506)	(1,559)	(690)

Total
Net revenue	5,808	5,858	5,627
Operating income (loss)	$(1,955)	$(2,310)	$(17)

Computing Solutions

Computing Solutions net revenue of $4.6 billion in 2008 decreased by $143 million or 3 percent compared to net revenue of $4.7 billion in 2007. Net revenue in 2008 included $191 million of process technology license revenue recognized in connection with the licensing of certain manufacturing process technology to a third party. See “Gain on sale of 200 millimeter equipment and the license of related process technology” below, for additional information. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased by $334 million or 7 percent compared to 2007 due to a 4 percent decrease in average selling prices and a 3 percent decrease in unit shipments of our Computing Solutions products. The decrease in average selling prices was primarily due to a decrease in average selling prices for both our microprocessors and chipset products. Although our microprocessor product mix improved, average selling prices for our microprocessors decreased due to competitive market conditions. Average selling prices for our chipsets decreased due to competitive pricing pressure and an unfavorable shift in our product mix towards older generation chipsets. Unit shipments decreased due to decreased shipments of our microprocessors as a result of significantly lower end-user demand in the fourth quarter of 2008, which resulted in our customers reducing or cancelling orders for our products in order to bring their inventory levels into balance to address end-user demand and the uncertain macroeconomic environment.

Computing Solutions net revenue of $4.7 billion in 2007 decreased by $665 million or 12 percent compared to net revenue of $5.4 billion in 2006 despite the inclusion of revenue from the sale of ATI chipsets for the full year in 2007 as compared to only nine weeks in 2006. Net revenue decreased as a result of a 32 percent decrease in average selling prices of products included in our Computing Solutions segment, partially offset by a 30 percent increase in unit shipments. The decrease in average selling prices was primarily caused by a decrease in the average selling prices of our microprocessor products. Microprocessor average selling prices decreased due to both competitive market conditions and a higher concentration of sales of processors for desktop and notebook PCs in 2007, which generally carry lower average selling prices than our processors for servers. In particular, our competitor first offered quad-core multi-chip module processors for servers and desktop PCs in November 2006, and these products were available throughout 2007. We first introduced our quad-core products for servers in August 2007 and for desktop PCs in November 2007. However, we did not achieve significant volume shipments of these products in 2007, and sales of these products did not significantly contribute to 2007 revenue. In light of the timing of our quad-core product introductions and their lack of broad availability during 2007, we discounted the selling price of certain competing processor products. Unit shipments increased primarily due to the inclusion of ATI chipset sales, which accounted for 76 percent of the increase, and increased customer demand for our microprocessors for notebook PCs, which accounted for 24 percent of the increase. However, we did achieve record unit shipments in 2007 with respect to our microprocessor products.

Computing Solutions operating loss was $461 million in 2008 compared to an operating loss of $712 million in 2007. The reduction in operating loss was due to the recognition of the $191 million of process technology license revenue referenced above, a $193 million gain on the sale of 200 millimeter equipment that did not occur in 2007, a $168 million decrease in cost of sales, a $97 million decrease in marketing, general and administrative expenses partially offset by a $63 million increase in research and development expenses. See Part II, Item 7—MD&A—“Gain on sale of 200 millimeter equipment and the license of related process technology” below, for additional information. Cost of sales decreased due to lower microprocessor unit volume and manufacturing cost reductions in 2008. The lower costs were partially offset by a $214 million incremental write-down of inventory related to Computing Solutions products in the fourth quarter of 2008. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $712 million in 2007 compared to operating income of $679 million in 2006. The decline in operating results was primarily due to the $665 million decrease in revenue described above, a $307 million increase in manufacturing expenses, a $329 million increase in research and development expenses and a $91 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Manufacturing expenses increased primarily due to increased unit volumes of microprocessors, a shift to higher-end microprocessors and the inclusion of ATI’s chipset business in the Computing Solutions segment for a full year in 2007, as opposed to only nine weeks in 2006.

Graphics

Graphics net revenue of $1.2 billion in 2008 increased by $173 million or 17 percent compared to 2007 revenue of $992 million. The increase was primarily due to a 12 percent increase in revenue from sales of GPU products and a 76 percent increase in royalty revenue from the sales of game consoles that incorporate our graphics technology. Revenue from the sales of GPU products increased due to an increase in unit shipments of GPUs while GPU average selling prices were approximately flat. GPU unit shipments increased in 2008 compared to 2007 due to demand for new products, including the ATI Radeon HD 4000 series of products which we introduced in June 2008. Although unit shipments increased in 2008 compared to 2007, we saw a significant decline in unit shipments in the fourth quarter of 2008 due to the weak macroeconomic environment and resulting decrease in demand. Royalty revenue increased due to increased demand for the latest generation of game consoles.

Graphics operating income in 2008 was $12 million compared to an operating loss of $39 million in 2007. The $51 million operating improvement was due to the increase in revenue referenced above. The increase in revenue was partially offset by a $77 million increase in cost of sales because of higher unit shipments and increased research and development and marketing, general and administrative expenses, which increased for the reasons set forth under “Expenses” below.

Graphics net revenue and operating loss in 2007 were $992 million and $39 million, respectively. Graphics net revenue and operating loss for the period of October 25, 2006 through December 31, 2006 were $189 million and $6 million, respectively. The increases in revenue and operating losses were due to the inclusion of the operations attributable to the Graphics segment for the full year in 2007 compared to only nine weeks in 2006. Graphics net revenue in the second half of 2007 increased 35 percent over the first half of 2007 due to the successful introduction of new products and the seasonal increase in royalties on game consoles. From the first half of 2007 to the second half of 2007 unit shipments increased by 19 percent and average selling prices increased by 9 percent. The improvement in net revenue was the primary driver that significantly narrowed the operating loss from the first half of 2007 to the second half of 2007. We did not sell comparable products prior to the ATI acquisition.

All Other

All Other net revenue of $84 million in 2008 decreased by $80 million or 49 percent compared to net revenue of $164 million in 2007. All Other net revenue is from sales of products included in our Handheld business unit.

All Other net revenue of $164 million in 2007 increased by $93 million or 131 percent compared to 2006 revenue of $71 million. All Other net revenue reflects sales of products included in our Handheld business unit for the full year of 2007 compared to only nine weeks of 2006. All Other net revenue in 2006 also includes the impact of customer returns of previously sold Personal Internet Communicatory (PIC) products. Effective as of the third quarter of 2006, we ceased production of PIC products.

All Other operating loss of $1.5 billion in 2008 decreased by $53 million compared to an operating loss of $1.6 billion in 2007. The decrease in the operating loss was primarily attributable to a $124 million decrease in ATI acquisition-related charges and a $43 million decrease in impairment of goodwill and acquired intangible assets, partially offset by $90 million in restructuring charges and $23 million of expenses in connection with the formation of The Foundry Company manufacturing joint venture incurred in 2008. ATI acquisition-related charges decreased in 2008 compared to 2007 due to a decrease in amortization expense of acquired intangible assets of $72 million, a decrease in the write down of acquisition-related intangible assets in 2008, a decrease of $27 million in integration charges, and the absence of a $28 million charge related to the cost of fair value adjustment of acquired inventory.

All Other operating loss of $1.6 billion in 2007 increased $869 million compared to an operating loss of $690 million in 2006. The increase in operating loss was primarily attributable to ATI acquisition-related impairment charges of $1.1 billion, which included a goodwill write-down of $913 million and a write-down of acquired intangible assets of $219 million and an increase of $173 million in amortization of acquired intangible assets, partially offset by a decrease in ATI acquisition-related charges of $448 million. Acquisition-related charges in 2006 included a $416 million charge for acquired in-process research and development, which did not recur in 2007. See “ATI Acquisition” above, for additional information.

Comparison of Gross Margin, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Other Expenses

The following is a summary of certain consolidated statement of operations data for 2008, 2007 and 2006.

	2008	2007	2006
	(In millions except for percentages)
Cost of sales	$3,488	$3,669	$2,833
Gross margin	2,320	2,189	2,794
Gross margin percentage	40%	37%	50%
Research and development	$1,848	$1,771	$1,190
Marketing, general and administrative	1,304	1,360	1,138
In-process research and development	—	—	416
Amortization of acquired intangible assets and integration charges	137	236	67
Impairment of goodwill and acquired intangible assets	1,089	1,132	—
Restructuring	90	—	—
Gain on sale of 200 millimeter equipment	(193)	—	—
Interest income	39	73	116
Interest expense	(366)	(367)	(126)
Other income (expense), net	22	(7)	(13)
Minority interest in consolidated subsidiaries	(33)	(35)	(28)
Equity in net loss of Spansion Inc. and other	(53)	(155)	(45)
Provision (benefit) for income taxes	68	27	23

Gross Margin

Gross margin as a percent of net revenue increased to 40 percent in 2008 compared to 37 percent in 2007. However, gross margin in 2008 was impacted by the following two events: the $191 million process technology license revenue recorded in our Computing Solutions segment favorably impacted gross margin in 2008 by 2 percentage points while the $227 million incremental write-down of inventory negatively impacted gross margin in 2008 by 4 percentage points. Without the effect of the incremental write-down of inventory and the process technology license revenue, gross margin would have been 42 percent in 2008 compared to 37 percent in 2007. This improvement in gross margin, was primarily due to an improvement in fab utilization and reductions in manufacturing costs. Gross margin in 2008 was also favorably impacted by 1 percentage point due to the 76% increase in royalty revenue received in 2008 compared to 2007 in connection with the sale of game consoles that incorporate our graphics technology. Although we experienced a richer product mix in 2008 compared to 2007, competitive pricing pressures mitigated any significant benefits to gross margin.

Gross margin as a percent of net revenue decreased to 37 percent in 2007 compared to 50 percent in 2006 primarily due to significantly lower average selling prices for our microprocessor products in 2007 compared to

2006. Gross margin percentage in the first half of 2007 was also negatively impacted by higher manufacturing unit costs for our microprocessor products due to a shift in our product mix to higher-end microprocessors and increased depreciation expenses associated with the expansion of Fab 36. However, manufacturing efficiencies, improved inventory management, and a richer product mix in the second half of 2007 offset the unfavorable impact in the first half of 2007. On an annual basis, the inclusion of ATI’s lower margin operations in our consolidated operations adversely impacted our gross margins by approximately two percentage points.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for our Dresden facilities as long-term liabilities on our consolidated financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $86 million in 2008, $138 million in 2007 and $116 million in 2006. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses increased $77 million, or 4 percent, from $1.8 billion in 2007 to $1.9 billion in 2008. This increase was primarily due to a $63 million increase in research and development expenses attributable to the Computing Solutions segment and a $9 million increase in research and development expenses attributable to our Graphics segment. Research and development expenses for the Computing Solutions segment increased primarily due to higher product engineering and design costs for our next generation microprocessor products and start-up costs for Fab 38. Research and development expenses for the Graphics segment increased primarily due to higher product engineering and design costs.

Research and development expenses increased $581 million, or 49 percent, from $1.2 billion in 2006 to $1.8 billion in 2007. The increase was primarily attributable to: a $329 million increase in research and development expenses attributable to our Computing Solutions segment and a $189 million increase in research and development expenses attributable to our Graphics segment. Research and development expenses attributable to our Computing Solutions segment increased due primarily to higher product engineering and design costs for our next generation microprocessor products. In addition, research and development expenses attributable to ATI’s chipset business were included for the full year in 2007 compared to only nine weeks in 2006. Research and development expenses attributable to our Graphics segment increased primarily due to the inclusion of operations related to this segment for the full year in 2007 compared to nine weeks in 2006.

From time to time, we also apply for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $36 million in 2008, $30 million in 2007 and $27 million in 2006.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $56 million, or 4 percent, from $1.4 billion in 2007 to $1.3 billion in 2008. This decrease was primarily due to a $97 million decrease in corporate marketing and branding expenses for our Computing Solutions segment and a $25 million decrease in stock-based compensation expense, which decreased for the reasons set forth under “Stock-Based Compensation Expense,” below. These decreases were partially offset by a $33 million increase in marketing, general and administrative expenses for the Graphics segment and $23 million of expenses in connection with the formation of The Foundry Company manufacturing joint venture. Graphics’ marketing, general and administrative expenses increased due to higher marketing and cooperative advertising costs related to the launch of new products.

Marketing, general and administrative expenses increased $222 million, or 20 percent, from $1.1 billion in 2006 to $1.4 billion in 2007. The increase was primarily attributable to: a $112 million increase in marketing, general and administrative expenses attributable to our Graphics segment, a $91 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and an $11 million increase in severance charges for workforce reductions. Marketing, general and administrative expenses attributable to our Graphics segment increased primarily due to the inclusion of the operations related to this segment for the full year in 2007 compared to nine weeks in 2006. Marketing, general and administrative expenses attributable to our Computing Solutions segment increased due to expansion of marketing programs for our microprocessor products, increased legal expenses and additional investments in information technology, partially offset by a $9 million reduction in bonus expense.

In-process research and development, amortization of acquired intangible assets and integration charges, and impairment of goodwill and acquired intangible assets.

Amortization of acquired intangible assets and integration charges decreased $99 million, or 42 percent, from $236 million in 2007 to $137 million in 2008. This decrease was primarily attributable to a $27 million decrease in charges related to the integration of AMD and ATI operations and a $72 million decrease in amortization of acquired intangible assets due to the write-down of certain acquired intangible assets as a result of the impairment analyses. See Part II, Item 7 “MD&A—ATI Acquisition” above, for additional information. Impairment charges of goodwill and acquired intangible assets decreased by $43 million, or 4 percent, from $1.1 billion in 2007 to $1.1 billion in 2008.

In-process research and development charges of $416 million in 2006 related to projects acquired in connection with the acquisition of ATI. Amortization of acquired intangible assets and integration charges increased $169 million, or 252 percent, from $67 million in 2006 to $236 million in 2007. This increase was primarily attributable to a $173 million increase in amortization of acquired intangible assets, partially offset by a $4 million decrease in charges related to the integration of AMD and ATI operations. Amortization of acquired intangible assets increased primarily due to the inclusion of charges for the full year in 2007 compared to nine weeks in 2006. See Part II, Item 7 “MD&A—ATI Acquisition” above, for additional information.

Gain on sale of 200 millimeter equipment and the license of related process technology

During 2008, in conjunction with the conversion of Fab 30 from 200 millimeter to 300 millimeter fabrication, we sold certain 200 millimeter manufacturing equipment and licensed certain process technology to a third party. We evaluated this multiple-element arrangement in accordance with EITF No. 00-21, and determined that each component was considered a separate unit of accounting. In addition, the arrangement consideration was allocated to each unit based on their relative fair values.

In the second quarter of 2008, upon delivery of a majority of the manufacturing equipment to the applicable third party, we recognized a gain of approximately $167 million, which is classified in the caption “Gain on sale of 200 millimeter equipment” in our 2008 consolidated statement of operations. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represents gains recognized on sales of 200 millimeter equipment to other third parties. In addition, we have deferred recognizing approximately $49 million of payments received pending the future delivery of the remaining manufacturing equipment, which is classified under the caption “Other current liabilities” in our 2008 consolidated balance sheet.

In the third quarter of 2008, upon delivery of the process technology, we recognized revenue of approximately $191 million, which is included under the caption “Net revenue” in our 2008 consolidated statement of operations.

Effects of Restructuring Plans

In the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our cost structure. The plans primarily involve the termination of employees. In addition, the restructuring plan implemented in the fourth fiscal quarter of 2008 involves additional cost reduction actions that either have taken place during the fourth fiscal quarter of 2008 or will take place in 2009. The restructuring charges for the restructuring plan implemented during the second fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits and the costs related to the termination of a contract. The restructuring charges for the restructuring plan implemented during the fourth fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures. The second quarter 2008 restructuring plan was substantially completed during the fourth quarter of 2008. The fourth quarter 2008 restructuring plan is expected to be substantially completed during 2009. For 2008 these restructuring charges were $90 million. Of the $90 million, approximately $28 million will result in cash expenditures in 2009. These charges have been aggregated and appear on the line item entitled “Restructuring charges” in our 2008 consolidated statement of operations.

In December 2002, we initiated a restructuring plan (the 2002 Restructuring Plan) to further align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. We vacated and are attempting to sublease certain facilities that we currently occupy under long-term operating leases through 2011. At December 27, 2008 and December 29, 2007, we had approximately $32 million and $50 million respectively of 2002 restructuring related accruals recorded which will continue to be paid through 2011.

In January 2009 we announced additional headcount reductions primarily focused on manufacturing and sales, marketing, and general and administrative functions and cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain benefits such as our 401(k) plan matching program. These additional cost reduction actions will result in additional charges in the first and second quarters of 2009.

Interest Income

Interest income of $39 million in 2008 decreased from $73 million in 2007, primarily due to a 39 percent decrease in weighted-average interest rates and lower average cash balances during 2008 compared to 2007.

Interest income of $73 million in 2007 decreased from $116 million in 2006, primarily due to lower average cash and marketable securities balances in 2007 compared to 2006, partially offset by a 7 percent increase in weighted-average interest rates in 2007 compared to 2006.

Interest Expense

	2008	2007	2006
	(In millions)
Total interest charges	$375	$390	$136
Less: interest capitalized	(9)	(23)	(10)
Interest expense	$366	$367	$126

Total interest charges of $375 million in 2008 decreased by $15 million from $390 million in 2007 primarily due to a lower outstanding aggregate debt balance in 2008 compared to 2007. During 2008, we repaid $134 million of the principal amount outstanding under our Fab 36 Term Loan and repurchased $63 million of silent partnership contributions (which we classify as debt) from the unaffiliated partners of AMD Fab 36 KG. In addition, we did not incur any interest on the October 2006 Term Loan in 2008 whereas in 2007 we incurred interest through August 2007. These factors were partially offset by the increased interest incurred on our 6.00% Notes and 5.75% Notes, which were outstanding for all of 2008 but only for a portion of 2007.

Capitalized interest expense of $9 million in 2008 decreased by $14 million from $23 million in 2007. Capitalized interest expense decreased by an aggregate of $17 million from 2007 to 2008 because we discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production and we discontinued capitalizing interest for our campus in Austin, Texas in the fourth quarter of 2007 upon completion of construction. This was partially offset by a $3 million increase in capitalized interest expense related to the conversion of our Fab 38 facility in Dresden, Germany.

Total interest charges of $390 million in 2007 increased by $254 million from $136 million in 2006 primarily due to an additional $128 million interest expense incurred on our 6.00% Notes and 5.75% Notes, which we issued in 2007. In addition, we incurred $117 million higher interest expense on our Fab 36 Term Loan and October 2006 Term Loan because these facilities were outstanding for all of 2007 but only for a portion of 2006. Capitalized interest expense of $23 million in 2007 increased by $13 million from $10 million in 2006 because we incurred higher capitalized interest expenses for Fab 36 and we were capitalizing interest in connection with our campus in Austin, Texas through the fourth quarter of 2007.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact our accounting for our 6.00% Notes whereby the equity component will be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We will adopt FSP APB 14-1 beginning in first quarter of 2009 and expect that the interest expense associated with our 6.00% Notes will be approximately $16 million, $25 million and $27 million higher for fiscal years 2007, 2008 and 2009, respectively.

Other Income (Expense), Net

Other income, net of $22 million in 2008 changed from other expense, net of $7 million in 2007. In the fourth quarter of 2008, we repurchased $60 million principal amount of our 6.00% Notes for $20 million in cash consideration. As a result, we recognized a gain of $39 million. In addition, we recognized a gain of $11 million on acquiring the put option related to our holdings of UBS ARS, representing the fair value of this financial instrument. These gains were partially offset by a $24 million other than temporary impairment charge related to our portfolio of ARS in 2008. In 2007, we incurred a charge of $22 million for the write-off of unamortized debt issuance costs incurred in connection with out repayment of the October 2006 Term Loan, which was partially offset by a gain of $19 million on the sale of vacant land in Sunnyvale, California.

Other expense, net of $7 million in 2007 decreased by $6 million from an other expense, net of $13 million in 2006 primarily due to a gain of $19 million on the sale of vacant land in Sunnyvale, California in 2007 and $6 million less in finance charges related to the Fab 36 Term Loan as compared to 2006. This decrease was offset by a non-recurring gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior

Subordinated Notes due 2016 in 2006, a higher net charge of $2 million in 2007 due to charges for the write-off of unamortized debt issuance costs incurred in connection with our repayment of the October 2006 Term Loan and a reduction of $7 million in other income due primarily to impairment charges on an investment recorded in 2007.

Equity in net loss of Spansion Inc. and other

Following Spansion’s IPO in December 2005, our ownership interest was diluted from 60 percent to approximately 38 percent, and we no longer exercised control over Spansion’s operations. Therefore, starting from December 21, 2005, we used the equity method of accounting to account for our investment in Spansion.

In 2006, we sold 21 million shares of Spansion Class A common stock and realized a gain of $6 million from the sale. During 2007, we sold 13,491,493 shares of Spansion Class A common stock. We received $157 million in net proceeds and realized a loss of $1 million. We continued to use the equity method of accounting to account for our investment in Spansion because, for accounting purposes, we were deemed to continue to have the ability to exercise significant influence over Spansion.

On September 20, 2007, Dr. Ruiz, our Executive Chairman, resigned as Chairman of Spansion’s Board of Directors. We also transferred our one share of Class B common stock to Spansion and, accordingly, relinquished the right to appoint a director to Spansion’s Board of Directors. Therefore, we changed our accounting for our investment from the equity method of accounting to accounting for this investment as “available-for-sale” marketable securities.

During 2007, we recorded other than temporary impairment charges of $111 million on our investment in Spansion after considering Spansion’s operating results, its stock price trends, and our intention to liquidate our investment. As a result, as of December 29, 2007, our investment in Spansion was reflected at its then fair market value of $56 million.

During 2008, we recorded other than temporary impairment charges of $53 million after giving consideration to Spansion’s operating results and its stock price trends. As of December 27, 2008, we owned a total of 14,037,910 shares, or approximately 8.7 percent of Spansion’s outstanding common stock with a carrying value of $3 million, which we included in the caption “Marketable securities” on our 2008 consolidated balance sheet.

Income Taxes

We recorded an income tax provision of $68 million in 2008, $27 million in 2007 and $23 million in 2006. The income tax provision in 2008 primarily results from increases in net deferred tax liabilities in our German subsidiaries reduced by net current tax benefits in other jurisdictions. The income tax provision in 2007 primarily results from current foreign taxes reduced by the reversal of deferred U.S. taxes related to indefinite-lived goodwill, resulting from the goodwill impairment charge we recorded during the year, and recognition of previously unrecognized tax benefits for tax holidays. The income tax provision in 2006 primarily results from current foreign taxes, plus deferred U.S. taxes related to indefinite-lived goodwill, and reduced by deferred foreign benefits from removing part of the valuation allowance on German net operating loss carryovers of Fab 36.

As of December 27, 2008 substantially all of our U.S. and foreign deferred tax assets other than German deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 27, 2008 in management’s estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits increased by $31 million during the year ended December 27, 2008. The amount of unrecognized tax benefits that will affect the effective tax rate increased by $12 million during the year ended December 27, 2008, primarily due to a reduction in losses incurred in certain foreign jurisdictions net of the expiration of the statute of limitations in certain foreign jurisdictions.

Interest and penalties related to unrecognized tax benefits increased by a net $5 million and decreased by a net $10 million, respectively, for the year ended December 27, 2008.

During the 12 months beginning December 28, 2008, we expect to reduce our unrecognized tax benefits by approximately $102 million ($22 million net of deferred tax gross-up) as a result of the expiration of certain statutes of limitation and audit resolutions. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution of and/or closure on open audits is highly uncertain.

As of December 27, 2008, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000 – 2004. The audit has been completed and currently is in the review process. Also, as of December 27, 2008, the U.S. Internal Revenue Service is auditing AMD’s tax years 2004 through 2006 and the German tax authorities are auditing our German subsidiaries for the tax years 2001 through 2004. We have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. We have provided for uncertain tax positions that require a FIN 48 liability.

As a result of the application of FIN 48, we have recognized $94 million of current and long-term deferred tax assets, previously under a valuation allowance and have recorded $94 million of liabilities for unrecognized tax benefits as of December 27, 2008.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 27, 2008, December 29, 2007 and December 31, 2006 as well as employee stock purchases pursuant to our Employee Stock Purchase Plan for the years ended December 29, 2007 and December 31, 2006 was allocated in our consolidated statements of operations as follows:

	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 31, 2006
	(In millions)
Cost of sales	$10	$11	$8
Research and development	44	50	28
Marketing, general, and administrative	23	48	39
Total stock-based compensation expense	77	109	75
Tax benefit	—	—	—
Stock-based compensation expense, net of tax	$77	$109	$75

Stock-based compensation included in discontinued operations was $2 million, $3 million and $2 million for the years ended December 27, 2008, December 29, 2007 and December 31, 2006, respectively. As of December 27, 2008, we had $50 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.01 years. Also, as of December 27, 2008, we had $91 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 2.21 years.

Stock-based compensation expense of $77 million in 2008 decreased $32 million compared to $109 million in 2007 primarily due to the suspension of our Employee Stock Purchase Plan in late 2007, which resulted in no corresponding charges in 2008, the reversal of previously recognized stock-based compensation expenses related to certain performance based restricted stock unit grants because we concluded that the performance criteria were no longer achievable and a net decrease in overall stock-based compensation expense as a result of the lower average grant date fair value in 2008 as compared to 2007.

Stock-based compensation expense of $109 million in 2007 increased $34 million compared to $75 million in 2006 primarily due to the stock-based compensation expense related to awards that we assumed as part of the ATI acquisition for a full year in 2007, as opposed to only nine weeks in 2006.

International Sales

International sales as a percent of net revenue were 88 percent in 2008 and 2007 and 75 percent in 2006. The increase in international sales from 2006 to 2007 was attributable to the inclusion of sales of our graphics and chipsets products to contract manufacturers and add-in-board manufacturers based outside the United States, principally in China and Taiwan, for the full year in 2007 compared to 9 weeks in 2006. In 2008, 2007 and 2006, substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at December 27, 2008 totaled $1.1 billion and our debt and capital lease obligations totaled $5 billion.

We decided to divest our Digital Television business unit during the second quarter of 2008 and, as a result, classify it as discontinued operations for financial reporting. We completed the sale of this business in October 2008. The absence of any cash flows from our discontinued operations did not have a material impact on our liquidity and financial position. Accordingly, we have combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category discussed below.

Operating Activities

Net cash used in operating activities was $692 million in 2008. Non-cash charges included in our net loss of $3.1 billion consisted primarily of $1.7 billion of goodwill and acquisition-related intangible impairment charges, $1.2 billion of depreciation and amortization expense, $83 million of stock-based compensation expense, $53 million of other than temporary impairment charges on our investment in Spansion and $24 million of other than temporary impairment charges on ARS. These charges were offset by a $193 million gain on the sale of 200 millimeter equipment, the amortization of foreign grants and allowances of $107 million and a net gain of $39 million on our repurchase of $60 million principal amount of our 6.00% Notes for $20 million. The net changes in our operating assets at December 27, 2008 compared to December 29, 2007 included a decrease of $666 million in accounts payable and accrued liabilities primarily reflecting the effects of our cost cutting efforts, a decrease of $101 million in accounts receivable primarily due to a decrease in sales and improved cash collection efforts in 2008 and a decrease of $64 million in prepaid and other current assets primarily related to a decrease in receivables of foreign grants and allowances.

Net cash used in operating activities was approximately $310 million in 2007. Our net loss of $3.4 billion was adjusted for non-cash charges consisting primarily of $1.6 billion of goodwill and acquisition-related intangible impairment charges, $1.3 billion of depreciation and amortization expense, $155 million of other than temporary impairment charges and equity interest in the net loss of our investment in Spansion and $112 million of stock-based compensation expense. These charges were partially offset by amortization to income of foreign grants and subsidies of $167 million. The net changes in our operating assets at December 29, 2007 compared to December 31, 2006 included a decrease of $503 million in accounts receivable partially offset by a decrease of $329 million in accounts payable and accrued liabilities and an increase of $134 million in prepaid and other current assets. Our accounts receivable balance decreased due to greater efficiency in management and collection of accounts receivables. Accounts payable and accrued liabilities decreased due to the timing of payments partially offset by increases in accrued interest and accruals for technology license payment obligations. The increase in prepaid and other assets was driven by increases in receivables for foreign grants and subsidies, purchases of technology licenses and an increase in prepaid insurance.

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

Investing Activities

Net cash used in investing activities was $27 million in 2008. Payments of $624 million of cash used to purchase property, plant and equipment and $95 million in connection with the exercise of our call option to repurchase the partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG, were partially offset by $343 million of proceeds from the sale of property, plant and equipment, primarily 200-millimeter equipment, $216 million in net proceeds from the sale and maturity of available-for-sale securities and $127 million of cash proceeds from sale of our Digital Television business unit. Of the total purchase price of $141.5 million, $14 million was held in escrow as of December 27, 2008. We are eligible to receive this amount within 18 months after the completion of the transaction, subject to specified conditions.

Net cash used in investing activities was approximately $1.7 billion in 2007. We used $1.7 billion to purchase property, plant and equipment, including approximately $691 million to purchase equipment for Fab 36. We also purchased $545 million in available-for-sale securities. This was offset primarily by $307 million in proceeds from sales and maturities of available-for-sale securities, $157 million in proceeds from sales of Spansion shares, and $73 million from sales of assets, including excess land in Sunnyvale, California and customer deposits on the sale of 200-millimeter wafer fabrication equipment.

Net cash used in investing activities was approximately $4.3 billion in 2006. We used $3.9 billion, net of cash and cash equivalents acquired, to acquire ATI, and $1.9 billion to purchase property, plant and equipment, including approximately $987 million to purchase equipment for Fab 36. This was partially offset by a net cash inflow of $947 million from sales and maturities of available-for-sale securities, $278 million from sales of Spansion shares, and $175 million of proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes due 2016.

Financing Activities

Net cash provided by financing activities was $220 million in 2008, primarily due to proceeds of $308 million from our accounts receivable arrangement with IBM Credit LLC and proceeds of grants and allowances from the Federal Republic of Germany and the State of Saxony of $121 million for the Fab 36 project and $40 million for the Fab 38 project. See “Contractual Obligations—Receivable Financing Arrangement Classified as Other Short-Term Obligations” below, for additional information. These amounts were partially offset by $166 million of payments on certain debt and cash obligations consisting of $20 million for the repurchase of $60 million principal amount of our 6.00% Notes, $38 million for the exercise of our call option to repurchase the silent partnership contributions in AMD Fab 36 KG held by Fab 36 Beteiligungs GmbH & Co. KG, $25 million for the mandatory repurchase of a portion of the silent partnership contributions in AMD Fab 36 KG held by Leipziger Messe and $19 million in payments for the guaranteed return on the unaffiliated limited partners’ limited partnership contributions. During 2008, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was approximately $2.0 billion in 2007 and consisted primarily of proceeds of: $2.2 billion from the issuance and sale of our 6.00% Notes during the second quarter of 2007; $1.5 billion from the issuance and sale of our 5.75% Notes during the third quarter of 2007; $608 million from the sale of our common stock to a wholly-owned subsidiary of Mubadala Development Company in the fourth quarter of 2007; $78 million from the sale of stock under our Employee Stock Purchase Plan and the exercise of employee stock options; and $223 million of capital investment grants and allowances received from the Federal Republic of Germany and the State of Saxony, chiefly for the Fab 36 project. These proceeds were partially offset by the $2.2 billion repayment of our October 2006 Term Loan, a payment of $182 million for the purchase of a capped call in connection with the issuance of our 6.00% Notes and a payment of $46 million for our mandatory repurchase of silent partner contributions from our unaffiliated partners in AMD Fab 36 KG. During 2007, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flow.

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

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at December 27, 2008, anticipated cash flow from operations and available external financing will be sufficient to fund our operations and capital investments over the next twelve months. We anticipate that capital expenditures for 2009 will consist of approximately $760 million of The Foundry Company’s capital expenditures, which include anticipated expenditures related to Fab 38 and a planned new wafer fabrication facility on the Luther Forest Technology Campus in Saratoga County, New York, and $150 million of capital expenditures for which we will have responsibility for aggregate consolidated capital expenditures of approximately $910 million.

During 2008, our cash, cash equivalents and marketable securities balance decreased from $1.9 billion in 2007 to $1.1 billion in 2008 primarily due to the losses that were incurred in 2008.

We have taken and plan to continue to undertake a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The plans primarily involve the termination of employees. In addition, the restructuring plan implemented in the fourth fiscal quarter of 2008 involves additional cost reduction actions, including contract or program terminations and facility site consolidations and closures that either have taken place during the fourth fiscal quarter of 2008 or will take place in 2009. We also plan to reduce our manufacturing output in order to control our inventory levels. For 2008 our restructuring charges were $90 million, of which approximately $28 million will result in cash expenditures in 2009. As a result of the 2008 restructuring activities, we expect that our cash savings in 2009 will be approximately $110 million.

In addition, upon consummation of the transactions contemplated by the Master Transaction Agreement, we anticipate certain benefits to our business, including an increase in our cash balance, on a consolidated basis, by approximately $2.2 billion, of which approximately $800 million will be available for current working capital purposes and $1.4 billion will go to The Foundry Company to fund its operations, including capital expenditures. In addition, although we will consolidate the accounts of The Foundry Company after the consummation of the transactions, because we will be contributing to The Foundry Company our ownership interests in the German subsidiaries that owe approximately $1.1 billion (as of December 27, 2008) of indebtedness, The Foundry Company will be obligated to repay this indebtedness after the consummation of the transactions. The Foundry Company will record $1 billion of the $1.4 billion as debt from the issuance of the Convertible Notes to ATIC and $400 million as equity from the issuance of securities to ATIC. Because we will consolidate the accounts of The Foundry Company after the consummation of the transactions contemplated by the Master Transaction Agreement, our consolidated balance sheet will present the $1.1 billion (as of December 27, 2008) of transferred indebtedness and the $1 billion of debt related to the issuance of the Convertible Notes as debt and the $400 million as non-controlling interest. However, The Foundry Company will have the obligation to repay the transferred indebtedness and the Convertible Notes. Also, future wafer manufacturing capital expenditures will be the responsibility of The Foundry Company, and after the consummation of the transactions, we will have the option but not the obligation to provide future funding to The Foundry Company in an amount pro-rata to our interest in the fully converted shares of The Foundry Company. ATIC has committed to provide additional equity funding to The Foundry Company of at least $3.6 billion and up to $6.0 billion over the five years after the closing of the transactions.

In November 2008, we repurchased $60 million in principal amount of our 6.00% Notes for approximately $20 million in cash. In February 2009, we repurchased approximately $158 million in principal amount of the 6.00% Notes for approximately $57 million in cash. We may elect to continue to purchase or otherwise retire our 6.00% Notes, 5.75% Notes or 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. However, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

If these market conditions continue deteriorating further, they may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our financial condition and results of operations.

Auction Rate Securities.    The recent uncertainties in the credit markets have affected all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults and all interest has been received when due. During 2008, we recorded other than temporary impairment charges of $24 million related to our ARS.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from them prior to February 13, 2008. As of December 27, 2008, we owned $82 million par value of these securities. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. We initially recorded the put option at its estimated fair value as an asset on our consolidated balance sheet, with the corresponding gain recorded in earnings as other income. For future periods, the put option will be marked to market each quarter, with changes in its estimated fair value recorded in earnings as other income (expense).

In addition, during the fourth quarter of 2008, we reclassified the underlying UBS ARS from the “available-for-sale” category to the “trading securities” category. Changes to the estimated fair value of these ARS are recorded in earnings following this reclassification.

As of December 27, 2008, we classified our investments in ARS as current assets because we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months. Although there may not be successful future auctions, we believe there will be other channels through which we may sell the ARS. Specific factors we considered in determining that our ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	We have had redemptions, at par, totaling $26 million throughout the period of failed auctions.

•

We are receiving above market rates of interest on the ARS without any default. We believe the issuers have an incentive to refinance because of higher interest rates compared with market rates demonstrated by redemptions we received during the year.

•	Federal and state governments are stepping in to provide guaranteed new student loans, as well as purchasing the loans, which we believe will create a secondary market for these securities.

•

In informal discussions with staff members at brokerage firms, we have been informed that brokerage firms continue in their efforts to create a new market for these securities by working with issuers to refinance the existing instruments into a new form of security or reducing the maturity to attract investors.

With respect to $82 million of our ARS, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. However, we are not dependant on liquidating our ARS in the next twelve months in order to meet our liquidity needs.

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

Contractual Obligations

The following table summarizes our principal contractual cash obligations at December 27, 2008, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$1,500	$—	$—
6.00% Senior Notes due 2015	2,140	—	—	—	—	—	2,140
Fab 36 Term Loan	705	246	290	169	—	—	—
Obligations to repurchase Fab 36 silent partner interests(1)	28	28	—	—	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	390	—	—
Other long-term liabilities	38	—	23	9	4	2	—
Aggregate interest obligation(2)	1,462	297	281	271	240	154	219
Obligations under capital leases(3)	398	40	41	40	41	41	195
Operating leases	267	57	58	32	25	21	74
Unconditional purchase commitments(4)	2,015	413	272	212	219	226	673
Total contractual obligations	$8,943	$1,081	$964	$734	$2,419	$444	$3,301

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from Leipziger Messe and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations on our outstanding debt obligations, excluding capital lease obligations, including the guaranteed rate of return on Leipziger Messe’s silent partnership contributions, which is based on our assumptions regarding wafer output.

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

Lehman Brothers Derivatives filed a voluntary Chapter 11 bankruptcy petition on October 4, 2008, which was an event of default under the capped call arrangement, giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss in terminating and closing out the capped call transaction. On December 15, 2008, we delivered a notice of termination to Lehman Brothers Derivatives of the capped call transaction. The Lehman Brothers Derivatives bankruptcy proceedings are ongoing and our ability to reduce the potential dilution upon conversion of the 6.00% Notes through the capped call transaction has effectively been eliminated. As a result of the uncertain recoverability of this counterparty exposure, we are unable to predict whether, and to what extent, we may be able to recover any of our losses under the capped call transaction. Moreover, our termination of the capped call transaction resulted in disadvantageous tax consequences to us. Specifically, we recognized approximately $1.4 billion of taxable gains for 2008, which were fully offset by our losses in 2008.

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

In November 2008, we purchased $60 million in principal amount of the 6.00% Notes by paying approximately $20 million in cash, which resulted in a gain of approximately $39 million. The gain is included in the caption, “Other income (expense), net,” on our 2008 consolidated statement of operations. In February 2009, we repurchased an aggregate of $158 million in principle amount of the 6.00% Notes for approximately $57 million cash. We expect to record a gain in the first quarter of 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact our accounting for our 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We expect to have higher interest expense beginning in its first quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on the preliminary analysis performed by us, the interest expense associated with its 6.00% Notes will be approximately $16 million, $25 million and $27 million higher for fiscal years 2007, 2008 and 2009, respectively, as a result of adopting this FSP.

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

To date, we have provided a significant portion of the financing for Fab 36. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe is the remaining limited partner in AMD Fab 36 KG. We have also received grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 included:

•

equity contributions from us of $713 million under the partnership agreements, revolving loans from us of up to approximately $1.1 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $450 million from Leipziger Messe and Fab 36 Beteiligungs;

•	a loan of approximately 700 million euro from a consortium of banks, which was fully drawn as of December 2006;

•

up to approximately $764 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $627 million of cash has been received as of December 27, 2008;

•

up to approximately $32 million allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity in Fab 36, of which $9 million has been received as of December 27, 2008; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

We have contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These equity amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors, had achieved specified levels of average wafer starts per week and average wafer yields, and had completed capital expenditures of approximately $1.4 billion.

Effective as of October 10, 2006, we amended the terms of the Fab 36 Term Loan to, among other things, permit us to borrow in US dollars, subject to certain conditions. In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of December 27, 2008, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the

Fab 36 Term Loan was $705 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of December 27, 2008, the rate of interest for the initial interest period was 6.51 percent for the First Installment and 5.63688 percent for the Second Installment. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011. An aggregate of $188 million has been repaid as of December 27, 2008.

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

As of December 27, 2008, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by 5 percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further 5 percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B3 with Moody’s and B with Standard and Poor’s as of December 27, 2008. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

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

As of December 27, 2008, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

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

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the original unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership was established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $713 million, Leipziger Messe provided an aggregate of $281 million and Fab 36 Beteiligungs provided an aggregate of $169 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs were comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. All of the capital contributions have been made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $70 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe, first exercisable three and one-half years after Leipziger Messe has completed its capital contribution and every three years thereafter. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had the same call option rights over the partnership interests held by Fab 36 Beteiligungs and exercised the option on April 1, 2008 for approximately $95 million related to its limited partnership interest and $38 million related to its silent partnership interest. As of December 27, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $197 million, of which $169 million was for its limited partnership interests and $28 million was for its silent partnership interest.

In addition, commencing five years after the completion of its capital contribution, Leipziger Messe has the right to sell its limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put its limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe also has a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is Leipziger Messe’s capital account balance plus accumulated or accrued profits. The purchase price under the call option is the same amount, plus a premium of $4.9 million. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s silent partnership interests in annual 25 percent installments. During 2008, we repurchased $25 million of silent partnership interests from Leipziger Messe. As of December 27, 2008, of the $113 million of Leipziger Messe’s original silent partnership interests, AMD Fab 36 Holding and AMD Fab 36 Admin had repurchased an aggregate of $85 million.

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

•

subsidies consisting of grants and allowances totaling up to approximately $764 million, depending on the level of capital investments by AMD Fab 36 KG and $32 million allowances depending on the level of capital investments for expansion of production capacity at the Dresden site.

In connection with the receipt of investment grants for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2008 and is required to maintain this headcount through December 2013. We record these grants as long-term liabilities on our consolidated balance sheet and amortize them to operations ratably starting from December 2004 through December 2013. Initially, we amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, we started amortizing these amounts as a reduction to cost of sales. Allowances are amortized as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in the repayment of all or a portion of the amounts received to date.

As of December 27, 2008, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2008 as well as cash grants of $211 million for capital investments made in 2003 through 2008.

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

In the event the transactions contemplated by the Master Transaction Agreement are consummated and the approval of the lenders is received, our ownership interests in AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, AMD Fab 36 KG and AMD Fab 36 LLC, the group of German subsidiaries that own Fab 36, as well as the Fab 36 Term Loan and related agreements will be transferred to The Foundry Company, whose financial results will continue to be consolidated in our consolidated financial statements. In addition, immediately prior to consummation of the transactions contemplated by the Master Transaction Agreement, AMD Fab 36 Holding and AMD Fab 36 Admin intend to repurchase the limited and silent partnership interests in AMD Fab 36 KG held by the remaining unaffiliated limited partner, Leipziger Messe who will withdraw as a partner of AMD Fab 36 KG.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. From November 1, 2008, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of the 7.75% Notes. The holders of the 7.75% Notes received 107.75 percent of the principal amount of the 7.75% Notes plus accrued interest. In connection with this redemption, we recorded a charge of approximately $16 million, which represents the 7.75% redemption premium, and a charge of 4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Notes.

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

Capital Lease Obligations

As of December 27, 2008, we had aggregate outstanding capital lease obligations of $225 million. Included in this amount is $195 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide our wafer fabrication facilities in Dresden, Germany with utilities (gas, electricity, heating and cooling) to meet the energy demands for our manufacturing requirements. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of December 27, 2008 were $267 million, of which $38 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 Restructuring Plans. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of December 27, 2008 were $2 billion for periods through 2020. These purchase commitments include $809 million related to contractual obligations of our Dresden facilities to purchase energy and gas and approximately $934 million representing future payments to IBM for the period from December 27, 2008 through 2015 pursuant to our amended and restated joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. The IBM agreement and the related payment obligations as well as the purchase commitments of our Dresden facilities to purchase energy and gas will be transferred to The Foundry Company upon consummation of the transactions contemplated by the Master Transaction Agreement. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. The remaining minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments. Our commitments relating to the parts of the Handheld and Digital Television business units that were divested no longer apply. We are in substantial compliance with the commitments.

Receivable financing arrangement Classified as Other Short-Term Obligations

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of December 27, 2008, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, we classified funds received from the IBM parties as debt according to the requirement of EITF Issue No. 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of December 27, 2008, $86 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on our consolidated balance sheet and is not considered a cash commitment.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on our consolidated balance sheet was for $28 million, which represents the amount of silent partnership contributions that AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase from Leipziger Messe and does not include the guaranteed rate of return. This $28 million is expected to expire in 2009. No incremental liabilities are recorded on our consolidated balance sheet for this guarantee. Upon the closing of the transactions contemplated by the Master Transaction Agreement, AMD Fab 36 Holding and AMD Fab 36 Admin will repurchase the limited and silent partnership interests in AMD Fab 36 KG held by Leipziger Messe. Accordingly, the $28 million guarantee would expire upon the closing of the transactions.

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

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $39 million was outstanding as of December 27, 2008. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over

Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of December 27, 2008, our guarantee of AMTC’s portion of the rental obligation was approximately $8 million. Our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee would be approximately $73 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $66 million was outstanding as of December 27, 2008. With the lenders’ consent, AMTC may request that the loan amount be increased by an additional amount of euro (equivalent to approximately $56 million as of December 27, 2008). The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. In September 2008, Qimonda provided cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement and was released from the guarantee agreement. The obligations of the remaining joint venture partners under the guarantee agreement remain the same. As of December 27, 2008, our potential obligation under this guarantee was the equivalent of $22 million plus our portion of accrued interest and expenses. Our maximum potential liability under this guarantee in the event the AMTC revolving credit facility is increased as set for above would be approximately $32 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated this guarantee under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and concluded it was immaterial to our financial position or results of operations. Upon approval of the partners and banks, our partnership interests in the AMTC and the BAC will be transferred to The Foundry Company subsequent to the consummation of the transactions contemplated by the Master Transaction Agreement.

In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. The local Munich court appointed a preliminary insolvency administrator to act on behalf of Qimonda. Under the AMTC revolving credit facility, Qimonda’s application for insolvency is considered an event of default and upon the demand of two thirds of the lenders, all the amounts outstanding under the credit facility may be immediately due and payable. AMTC has received a waiver from the lenders to waive the event of default until February 27, 2009. Under the BAC term loan, an insolvency of a partner does not constitute an event of default. However, an event of default may be triggered under the BAC term loan under certain circumstances, such as an event that results in a material adverse effect on the joint venture, or if a partner ceases to continue its business or does not fulfill certain material obligations.

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

In light of the current macroeconomic conditions and the continued corrections in the supply chain, we expect revenue to decrease in the first quarter of 2009 compared to the fourth quarter of 2008. In addition, as a result of the additional head count reductions and other cost cutting measures announced in January 2009, we expect to record restructuring charges in the first and second quarters of 2009.

Discontinued Operations

During the second quarter of 2008, we evaluated the viability of our non-core businesses and determined that our Handheld and Digital Television business units were not directly aligned with our core strategy of computing and graphics market opportunities. As a result of this evaluation, we decided to divest our Handheld and Digital Television business units.

As a result of our decision to divest these business units, we performed an interim impairment test of goodwill and acquired intangible assets in the second quarter of 2008 and concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Handheld and Digital Television business units were impaired and recorded an impairment charge of $876 million. See Part II, Item 7 “MD&A—2008 Impairment,” above.

During the third quarter of 2008, we entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $192.8 million. The agreement was subsequently amended to reduce the purchase price to $141.5 million and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, we recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the assets related to the Digital Television business are presented as assets of discontinued operations on the 2007 consolidated balance sheet and the operating results of the Digital Television business are presented in discontinued operations in the consolidated statements of operations for all periods presented.

Although our plans and negotiations through the end of the third quarter of 2008 indicated that the discontinued operations criteria of SFAS 144 were met for the Handheld business unit, during the fourth quarter of 2008, we determined that, based on the ongoing negotiations related to the divestiture of our Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met as of December 27, 2008. As a result, we classified the assets, liabilities, and operating results of the Handheld business unit back into continuing operations. Our consolidated balance sheets and consolidated statements of operations for all periods presented have been recast to conform to this reclassification.

In January 2009, we completed the sale of certain graphics and multimedia technology assets and intellectual property that were formerly the basis of our Handheld business unit to Qualcomm Incorporated for $65 million in cash. In addition, certain employees of the Handheld business were transferred to Qualcomm. The assets that we sold to Qualcomm had a carrying value of approximately $32 million and were recorded as assets held for sale and were included in the caption, “Prepaid expenses and other current assets” in our 2008 consolidated balance sheet. As part of our agreement with Qualcomm, we retained the AMD Imageon™ media processor brand and the right to continue selling the products that were part of the Handheld business unit. We intend to support our existing handheld products and customers through the current product lifecycles. However, we do not intend to develop any new handheld products or engage new customer programs beyond those already committed.

The results from discontinued operations relative to our Digital Television business unit are as follows:

	2008	2007	2006
	(In millions)
Revenue	$73	$155	$22
Expenses	(147)	(230)	(52)
Impairment of goodwill and acquired intangible assets	(609)	(476)	—
Restructuring charges	(1)	—	—
Loss from discontinued operations	$(684)	$(551)	$(30)

The carrying value of the assets of discontinued operations was $759 million as of December 29, 2007. Included in this balance is goodwill and acquired intangible assets in the amounts of $743 million. Assets of discontinued operations only include the assets related to our Digital Television business unit acquired by Broadcom. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 will require that non-controlling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and must be applied on a prospective basis. Upon consummation of the transactions contemplated by the Master Transaction Agreement, the non-controlling interest related to ATIC will be accounted for under this new accounting pronouncement. We do not believe that this pronouncement will have a material effect on our financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will adopt SFAS 161 in the first quarter of 2009. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on our consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the first quarter of 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact our accounting for the 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We expect to have higher interest expense beginning in its first quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on our preliminary analysis, the interest expense associated with the 6.00% Notes will be approximately $16 million, $25 million and $27 million higher for fiscal years 2007, 2008 and 2009, respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. (FSP FAS 157-3) This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We evaluated this FSP and concluded that our analysis in determining the fair value of our financial assets when the market for them is not active is consistent with the FSP’s guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 27, 2008, our investment portfolio consisted primarily of money market funds, bank notes, short-term corporate notes and ARS. With the exception of our ARS, these were highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

In November 2008, we purchased $60 million principal amount of our 6.00% Notes, which reduced the outstanding balance to $2.14 billion as of December 27, 2008 from $2.2 billion as of December 29, 2007. In February 2009, we repurchased approximately $158 million in principal amount of the 6.00% Notes for approximately $57 million in cash.

As of December 27, 2008, the majority of our outstanding debt is fixed rate debt. Therefore, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is limited.

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

There has been significant deterioration and instability in the financial markets during 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 27, 2008, substantially all of our investments are AAA rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control. Currently, we believe the current credit market difficulties do not have a material impact on our financial position. However, a future degradation in credit market conditions could have a material adverse effect on our financial position.

As of December 27, 2008, we had approximately $160 million investments in ARS after recording an other-than-temporary impairment charge of $24 million during 2008. During 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2008:

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total	Fiscal 2008 Fair Value
	(In millions except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$252	$—	$—	$—	$—	$—	$252	$252
Weighted-average rate	0.92%	—	—	—	—	—	0.92%
Variable rate amounts	$547	$—	$—	$—	$—	$—	$547	$547
Weighted-average rate	1.94%	—	—	—	—	—	1.94%
Marketable securities
Variable rate amounts	$184	$—	$—	$—	$—	$—	$184	$160
Weighted-average rate	2.86%	—	—	—	—	—	2.86%
Long-term investments:
Fixed rate amounts	$31	$—	$—	$—	$—	$—	$31	$31
Weighted-average rate	1.75%	—	—	—	—	—	1.75%
Total Investment Portfolio	$1,014	$—	$—	$—	$—	$—	$1,014	$990
Debt Obligations
Fixed rate amounts	$28	$—	$—	$1,890	$—	$2,140	$4,058	$1,365
Weighted-average rate	13.00%	—	—	6.16%	—	7.21%	6.76%
Variable rate amounts	$332	$290	$170	$—	$—	$—	$792	$792
Weighted-average rate	2.67%	3.47%	3.47%	—	—	—	3.13%
Total Debt Obligations	$360	$290	$170	$1,890	$—	$2,140	$4,850	$2,157

Foreign Exchange Risk.    As of December 27, 2008, as a result of our foreign operations, we had costs, assets and liabilities that were denominated in foreign currencies, primarily the euro and Canadian dollar. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI in October 2006, some of our expenses and debt is denominated in Canadian dollars. Furthermore, as a result of a new sales program that has been implemented in China, some of our sales in China are now denominated in Chinese Renminbi.

As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of net revenue, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. Our accounting policy for these instruments is based on our designation of such instruments as hedges of underlying exposure to variability in cash flows. We do not use these contracts for speculative or trading purposes.

Realized gains and losses related to the foreign currency forward contracts, net of changes in the value of the hedged exposures, for the year ended December 27, 2008 were not material. As of December 27, 2008, we had unrealized losses of $26 million that were recorded to other comprehensive income. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future, since we expect that these unrealized losses will be offset by decreases in future cash flows of the items being hedged. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as payroll, equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward contracts as of December 27, 2008 and December 29, 2007. All of our foreign currency forward contracts and option contracts mature within 12 months.

	Fiscal 2008			Fiscal 2007
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Japanese yen	$12	89.7500	$—	$13	112.7600	$—
Canadian Dollar	135	1.1107	(12)	172	1.0231	8
Euro	673	1.4581	(24)	894	1.4228	30
Total:	$820		$(36)	$1,079		$38

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Years Ended December 27, 2008
	2008	2007	2006
	(In millions, except per share amounts)
Net revenue	$5,808	$5,858	$5,627
Cost of sales	3,488	3,669	2,833

Gross margin	2,320	2,189	2,794
Research and development	1,848	1,771	1,190
Marketing, general and administrative	1,304	1,360	1,138
In-process research and development	—	—	416
Amortization of acquired intangible assets and integration charges	137	236	67
Impairment of goodwill and acquired intangible assets	1,089	1,132	—
Restructuring charges	90	—	—
Gain on sale of 200 millimeter equipment	(193)	—	—
Operating income (loss)	(1,955)	(2,310)	(17)
Interest income	39	73	116
Interest expense	(366)	(367)	(126)
Other income (expense), net	22	(7)	(13)

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(2,260)	(2,611)	(40)
Minority interest in consolidated subsidiaries	(33)	(35)	(28)
Equity in net loss of Spansion Inc. and other	(53)	(155)	(45)
Provision (benefit) for income taxes	68	27	23
Income (loss) from continuing operations	$(2,414)	$(2,828)	$(136)
Income (loss) from discontinued operations, net of tax	(684)	(551)	(30)
Net income (loss)	$(3,098)	$(3,379)	$(166)
Per share data, basic and diluted:
Income (loss) from continuing operations	$(3.98)	$(5.07)	$(0.28)
Income (loss) from discontinued operations	(1.12)	(0.99)	(0.06)
Net income (loss) per common share	$(5.10)	$(6.06)	$(0.34)
Shares used in per share calculation:
Basic and diluted	607	558	492

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 27, 2008	December 29, 2007
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$933	$1,432
Marketable securities	163	457
Total cash and cash equivalents and marketable securities	1,096	1,889
Accounts receivable	328	650
Allowance for doubtful accounts	(8)	(10)
Total accounts receivable, net	320	640
Inventories:
Raw materials	41	47
Work-in-process	352	472
Finished goods	263	291
Total inventories	656	810
Deferred income taxes	28	64
Prepaid expenses and other current assets	279	401
Assets of discontinued operations	—	759
Total current assets	2,379	4,563
Property, plant and equipment:
Land and land improvements	50	49
Buildings and leasehold improvements	1,927	1,036
Equipment	4,896	6,117
Construction in progress	285	677
Total property, plant and equipment	7,158	7,879
Accumulated depreciation and amortization	(2,862)	(3,163)
Property, plant and equipment, net	4,296	4,716
Acquisition-related intangible assets, net (see Note 3)	168	465
Goodwill (see Note 3)	323	1,286
Other assets	509	520
Total assets	$7,675	$11,550
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$631	$1,009
Accrued compensation and benefits	162	186
Accrued liabilities	785	821
Income taxes payable	23	72
Deferred income on shipments to distributors	50	101
Other short-term obligations	86	—
Current portion of long-term debt and capital lease obligations	286	238
Other current liabilities	203	198
Total current liabilities	2,226	2,625
Deferred income taxes	91	6
Long-term debt and capital lease obligations, less current portion	4,702	5,031
Other long-term liabilities	569	633
Minority interest in consolidated subsidiaries	169	265
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 27, 2008 and December 29, 2007; shares issued: 616 on December 27, 2008 and 612 on December 29, 2007; shares outstanding: 609 on December 27, 2008 and 606 on December 29, 2007.	6	6
Capital in excess of par value	6,099	6,016
Treasury stock, at cost ( 7 shares on December 27, 2008 and December 29, 2007)	(97)	(95)
Retained earnings (deficit)	(6,198)	(3,100)
Accumulated other comprehensive income	108	163
Total stockholders’ equity (deficit)	(82)	2,990
Total liabilities and stockholders’ equity (deficit)	$7,675	$11,550

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Three Years Ended December 27, 2008

	Number of shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	(In millions)
December 25, 2005	436	$4	$2,800	$(90)	$474	$164	$3,352
Comprehensive loss:
Net loss	—	—	—	—	(166)	—	(166)
Other comprehensive income (loss):
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	(3)	(3)
Net change in cumulative translation adjustments	—	—	—	—	—	(2)	(2)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	7	7
Reclassification adjustment for gain included in earnings, net of taxes of $0	—	—	—	—	—	(10)	(10)

Total other comprehensive loss							(8)

Total comprehensive loss							(174)

Issuance of shares:
Employee stock plans	18	—	234	(3)	—	—	231
Common stock issued in public offering, net of issuance cost	14	—	495	—	—	—	495
Common stock issued for ATI Acquisition (see Note 3)	58	1	1,171	—	—	—	1,172
Fair value of vested options and restricted stock units issued to ATI employees (see Note 3)		—	144	—	—	—	144
Conversion of 4.75% Senior Debentures due 2022 (see Note 9)	21	—	488	—	—	—	488
Compensation recognized under employee stock plans		—	77	—	—	—	77
December 31, 2006	547	$5	$5,409	$(93)	$308	$156	$5,785
Comprehensive loss:
Net loss	—	—	—	—	(3,379)	—	(3,379)
Other comprehensive income (loss):
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	2	2
Net change due to reduction in Spansion investment	—	—	—	—	—	(9)	(9)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	21	21
Reclassification adjustment for gain included in earnings, net of taxes of $1	—	—	—	—	—	(7)	(7)

Total other comprehensive income							7

Total comprehensive loss							(3,372)

Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(29)	—	(29)
Issuance of shares:
Employee stock plans	10	0	80	(2)	—	—	78
Common stock issued, net of issuance cost	49	1	602	—	—	—	603
Purchased of Capped Call			(182)	—	—	—	(182)
Compensation recognized under employee stock plans	—	—	111	—	—	—	111
Others	—	—	(4)	—	—	—	(4)
December 29, 2007	606	$6	$6,016	$(95)	$(3,100)	$163	$2,990
Comprehensive loss:
Net loss	—	—	—	—	(3,098)	—	(3,098)
Other comprehensive income (loss):
Net change in unrealized gains on cash flow hedges, net of taxes of $3	—	—	—	—	—	(29)	(29)
Reclassification adjustment for gains included in earnings, net of taxes of $0	—	—	—	—	—	(23)	(23)
Minimum pension liability	—	—	—	—	—	(3)	(3)

Total other comprehensive loss							(55)

Total comprehensive loss							(3,153)

Issuance of shares:
Employee stock plans	3	(0)	1	(2)	—	—	(1)
Compensation recognized under employee stock plans	—	—	82	—	—	—	82
December 27, 2008	609	$6	$6,099	$(97)	$(6,198)	$108	$(82)

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Years Ended December 27, 2008
	2008	2007	2006
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(3,098)	$(3,379)	$(166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,223	1,305	837
Impairment of goodwill and acquired intangible assets	1,687	1,608	—
Gain on sale of 200 millimeter equipment	(193)	—	—
Amortization of foreign grant and allowance income	(107)	(167)	(151)
Write off of in-process research and development	—	—	416
Compensation recognized under employee stock plans	83	112	77
Minority interest in consolidated subsidiaries	33	34	28
Equity in net loss of Spansion and other	53	155	45
Provision (benefit) for deferred income taxes	26	(16)	(2)
Other than temporary impairment on auction rate securities	24	—	—
Net loss (gain) on disposal of property, plant and equipment	29	(20)	14
Non cash restructuring charges	18	—	—
Gain on debt redemption	(39)	—	—
Other	(90)	39	17
Changes in operating assets and liabilities:
Accounts receivable	101	503	(55)
Inventories	152	4	6
Prepaid expenses and other current assets	64	(134)	96
Other assets	(38)	51	(175)
Income taxes payable	46	(76)	(1)
Accounts payables and accrued liabilities	(666)	(329)	301
Net cash provided by (used in) operating activities	(692)	(310)	1,287
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	343	73	23
Proceeds from sale and maturity of available-for-sale securities	416	307	3,066
Proceeds from sale of Digital Television business unit	127	—	—
Proceeds from sale of Spansion Inc. stock	—	157	278
Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	—	—	175
Proceeds from Spansion repayment of intercompany loans	—	—	22
Purchases of property, plant and equipment	(624)	(1,685)	(1,857)
Purchases of available-for-sale securities	(200)	(545)	(2,119)
Purchase of limited partner contribution	(95)	—	—
Acquisition of ATI, net of cash and cash equivalents acquired	—	—	(3,893)
Other	6	18	2
Net cash used in investing activities	(27)	(1,675)	(4,303)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	308	3,649	3,366
Net proceeds from foreign grants and allowances	161	223	210
Proceeds from issuance of common stock, net of issuance costs	—	608	495
Proceeds from issuance of common stock under stock-based compensation plans	—	78	231
Repayments of debt and capital lease obligations	(166)	(2,291)	(539)
Payments under silent partner obligation	(63)	(46)	—
Payments on return of limited partner contributions	(19)	—	—
Purchase of capped call instrument in connection with borrowings	—	(182)	—
Other	(1)	(2)	—
Net cash provided by financing activities	220	2,037	3,763
Net increase (decrease) in cash and cash equivalents	(499)	52	747
Cash and cash equivalents at beginning of year	1,432	1,380	633
Cash and cash equivalents at end of year	$933	$1,432	$1,380
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$339	$314	$79
Income taxes	$11	$26	$17
Non-cash investing activities:
Stock, stock options and restricted stock units for ATI	$—	$—	$1,316

Non-cash financing activities:
Capital leases	$—	$57	$18
Conversion of senior convertible debt	$—	$—	$500

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 27, 2008, December 29, 2007 and December 31, 2006

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with manufacturing, research and development, and sales and administrative facilities throughout the world. References herein to the “Company” mean AMD and its consolidated wholly-owned and majority-owned subsidiaries. The Company provides processing solutions for the computing and graphics markets. On October 25, 2006 the Company completed the acquisition of ATI Technologies Inc. (ATI) (see Note 3). As a result of the acquisition, AMD began to supply 3D graphic, video and multimedia products and chipsets for personal computers, or PCs, including desktop and notebook PCs, professional workstations, and servers and products for consumer electronic devices such as mobile phones, digital televisions and game consoles. During the fourth quarter of 2008,, the Company completed the sale of its Digital Television business unit to Broadcom Corporation. As a result, the Company no longer sells video processors used in digital television products.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to -53 week fiscal year. Prior to December 31, 2006, the Company’s fiscal year ended on the last Sunday in December. Commencing in 2007, the Company began using a 52- to -53 week fiscal year ending on the last Saturday in December. Fiscal 2008, 2007 and 2006 ended December 27, December 29 and December 31, respectively. Fiscal 2008, 2007 and 2006 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

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

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of financial information. (See Note 17)

During the fourth quarter of 2008, the Company divested its Digital Television business unit. The Company classified the operations of the Digital Television business unit as discontinued operations and segregated balances related to the Digital Television business unit from balances related to continuing operations on its consolidated balance sheet as of December 29, 2007. The Company also segregated the operating results of the Digital Television business unit from those of continuing operations on its consolidated statements of operations for all periods presented.

During 2008, the Company decided to sell certain Handheld business unit technology assets, and sold them during the first quarter of 2009. These assets were recorded as assets held for sale in the Company’s consolidated balance sheet as of December 27, 2008.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, the initial valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation of investments in marketable securities and deferred income taxes.

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

The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book or that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for this product within the Company’s standard commercial terms, which are typically net 30 days. The Company uses reserves to record price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these reserves based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Gross margin resulting from the deferral of both revenue and related product costs on shipments to distributors is revalued at the end of each fiscal period based on the change in inventory units at distributors, latest published prices, and latest product costs.

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

Deferred revenue and related product costs for 2008 and 2007 are as follows:

	Year Ended
	December 27, 2008	December 29, 2007
	(In millions)
Deferred revenue	$118	$212
Deferred cost of sales	(68)	(111)
Deferred income on shipments to distributors	$50	$101

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. Obsolete inventories are written off.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. All of the Company’s goodwill at December 27, 2008 is related to the Company’s acquisition of ATI (see Note 3). In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. While market valuation data for comparable companies is gathered and analyzed, the Company believes that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach and, therefore, the Company has ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets.    For long-lived assets other than goodwill, the Company evaluates whether impairment losses have occurred when events and circumstances indicate that the carrying amount of these assets might not be recoverable. The Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Included in Other assets on the consolidated balance sheets are amounts related to certain technology licenses not acquired in the acquisition of ATI. The balances related to such technology licenses, net of amortization, were $222 million and $297 million at December 27, 2008 and December 29, 2007. Estimated future amortization expense related to these licenses is as follows:

In millions
Fiscal Year
2009	$98
2010	71
2011	16
2012	11
2013	10
Thereafter	16
Total	$222

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made (see Notes 13 and 16).

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Marketable Securities.    The Company generally classifies its marketable debt and equity securities at the date of acquisition as either held to maturity, available-for-sale or trading securities. Substantially all of the Company’s investments in marketable debt and equity securities are classified as available-for-sale or trading securities. Available-for-sale securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses and declines in the value of securities determined to be other than temporary are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Changes in estimated fair value of trading securities are recorded in earnings.

The Company classifies investments in marketable debt securities with remaining time to maturity of more than three months as marketable securities on its consolidated balance sheet. Marketable securities generally consist of auction rate securities (ARS) and debt securities such as commercial paper, corporate notes, separately-held corporate stocks, certificates of deposit and marketable direct obligations of United States governmental agencies. Available-for-sale debt securities with remaining time to maturity greater than twelve months are classified as current when they represent investments of cash that are intended for use in current operations within the next twelve months.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. As of December 27, 2008, the Company owned $82 million par value of these securities. From June 30, 2010 and ending July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS. The Company’s put option is a freestanding financial instrument between UBS and the Company because it is non-transferable and cannot be attached to the ARS if they were to be sold to a third party. Furthermore, the put option’s terms do not provide for net settlement, and the market for the underlying ARS that the Company purchased from UBS is currently illiquid. Therefore, the Company’s put option is not readily convertible into cash and does not qualify as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In accounting for the put option, the Company made the fair value accounting election as permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Accordingly, the Company initially recorded the put option at its estimated fair value in other assets on its consolidated balance sheet, with the corresponding gain recorded in the earnings. Going forward, the put option will be marked to market each quarter, with changes in its estimated fair value recorded in earnings.

In addition, as of December 28, 2008, the Company has reclassified the ARS that the Company purchased from UBS from the “available-for-sale” category to the “trading securities” category. Changes to the estimated fair value of these ARS are recorded in earnings.

Derivative Financial Instruments.    The Company is primarily subject to foreign currency risks for transactions denominated in euros and Canadian dollars. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the fluctuation in value of forecasted euro and Canadian dollar denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s consolidated balance sheet at fair value, and are reflected in prepaid expenses and other current assets or accrued liabilities, with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income and subsequently recognized in the consolidated statements of operations line item corresponding to the hedged forecasted transaction in the same period the transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized, offsets the gain or loss on the hedged transactions. As of December 27, 2008, the Company expects to reclassify the amount accumulated in other comprehensive income to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

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

If a cash flow hedge is discontinued and it is probable that the original forecasted transaction will not occur, the net unrealized gain or loss will be recorded as a component of other income (expense), net.

Premiums paid for foreign currency forward and option contracts are immediately charged to earnings.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to six years; buildings and building improvements, up to 39 years; and leasehold improvements, measured by the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

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

The Company generally warrants that its graphics and chipsets will conform to its approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to its approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

The Company accrues warranty costs at the time of sale of warranted products.

Foreign Currency Translation/Transactions.    The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Net revenue, cost of sales and expenses have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expenses related to the previously noted non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement have been included in earnings.

The Company continued to include its proportionate share of the translation adjustments relating to Spansion Japan in accumulated other comprehensive income (loss) until September 20, 2007, when the Company changed its method of accounting for Spansion from the equity method to treating this investment as an available-for-sale security (see Note 4).

The gains or losses resulting from transactions denominated in currencies other than the functional currency have been recorded in earnings.

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

Foreign Subsidies.    The Company receives or has received investment grants and allowances from the Federal Republic of Germany and the State of Saxony in connection with the construction and operation of Fab 30/38 and Fab 36 in Dresden, Germany. Generally, such grants and allowances are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant subsidy documents. Investment allowances have to be fully repaid if the binding period of investment or other conditions specified in the Investment Allowance Act are not met. Accordingly, amounts received are initially recorded as a current and long-term liability on the Company’s financial statements, and then are amortized as a reduction to cost of sales. Fab 30 related grants and allowances have been amortized to operations ratably from 1998 through December 29, 2007. Fab 36 and Fab 38 related allowances are being amortized to operations ratably over the lives of the underlying assets associated with the allowances. Fab 36 related grants are being amortized to operations ratably through December 2013.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met.

Advertising Expenses.    Advertising expenses for fiscal 2008, 2007 and 2006 were approximately $520 million, $555 million and $515 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share.    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares. Potential common shares include stock options, restricted stock units, restricted stock awards and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per share for the years ended:

	2008	2007	2006
	(In millions except per share data)
Numerator:
Numerator for basic and diluted income (loss) from continuing operations per share	$(2,414)	$(2,828)	$(136)
Numerator for basic and diluted income (loss) from discontinued operations per share	$(684)	$(551)	$(30)

Numerator for basic and diluted net income (loss) per share	$(3,098)	$(3,379)	$(166)

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares	607	558	492
Effect of dilutive potential common shares:	—	—	—

Denominator for diluted net income (loss) per share—weighted-average shares	607	558	492

Basic and diluted income (loss) from continuing operations per share	$(3.98)	$(5.07)	$(0.28)
Basic and diluted income (loss) from discontinued operations per share	$(1.12)	$(0.99)	$(0.06)

Basic and diluted net income (loss) per share	$(5.10)	$(6.06)	$(0.34)

The Company incurred a net loss for 2008, 2007 and 2006. Potential common shares from stock awards totaling approximately 69 million and 54 million, along with approximately 75 million of common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 for the year ended December 27, 2008 and December 29, 2007, respectively, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. Potential common shares from stock awards totaling approximately 55 million for the year ended December 31, 2006, were not included in the net income per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income:

	2008	2007
	(In millions)
Net unrealized holding gains on available-for-sale securities, net of taxes of $0 in 2008 and $1 in 2007	$—	$2
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $3 in 2008 and $0 in 2007	(29)	21
Minimum pension liability	(4)	(1)
Cumulative translation adjustments	141	141
	$108	$163

Stock-Based Compensation.    The Company estimates stock-based compensation cost for stock options at the grant date based on the award’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock units and awards, fair value is based on the closing price of the Company’s common stock on the grant date. The expense is being recognized using the single option method which is ratable on a straight-line basis over the requisite service period.

The application of the lattice-binomial option-pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. Significant changes in any of these assumptions could materially affect the fair value of stock options granted in the future.

Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

Fair Value Measurements.    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS 157 on December 30, 2007, the first day of fiscal 2008. In February 2008, the FASB issued Staff Position (FSP) No. 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of FAS 157. Also in February 2008, the FASB issued FSP No. 157-2 to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its consolidated balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation provisions of FSP No. 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at December 27, 2008 are the Company’s investment portfolio and derivative contracts.

The Company made the fair value accounting election as permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) to account for its UBS put option. Accordingly, the Company initially recorded the put option at its estimated fair value as an other asset on its consolidated balance sheet, with the corresponding gain recorded in earnings. Going forward, this put option will be marked to market each quarter, with changes in its estimated fair value recorded in earnings.

Recently Issued Accounting Pronouncements.    In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and must be applied on a prospective basis. Upon consummation of the transactions contemplated by the Master Transaction Agreement in 2009, the Company will account for the non-controlling interest held by ATIC in accordance with this new accounting pronouncement. The Company does not believe that this pronouncement will have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first quarter of 2009. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141 (R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact the Company’s accounting for its 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the consolidated balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The Company expects to have higher interest expense beginning in its first quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on the preliminary analysis performed by the Company, the interest expense associated with its 6.00% Notes will be approximately $16 million, $25 million and $27 million higher for fiscal years 2007, 2008 and 2009, respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. (FSP FAS 157-3) This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated the impact of this FSP and concluded that its considerations in determining the fair value of its financial assets when the market for them is not active are consistent with the FSP’s guidance.

NOTE 3:    ATI Acquisition

On October 25, 2006, the Company completed the acquisition of all of the outstanding shares of ATI, a publicly held company headquartered in Markham, Ontario, Canada (the Acquisition) for a combination of cash and shares of the Company’s common stock. ATI was engaged in the design, manufacture and sale of innovative

3D graphics and digital media silicon solutions. The Company believes that the Acquisition allows it to deliver products that better fulfill the increasing demand for more integrated computing solutions. The Company included the operations of ATI in its consolidated financial statements beginning on October 25, 2006.

The aggregate consideration paid by the Company for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of the Company’s common stock. In addition, the Company also issued options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange for outstanding ATI stock options and restricted stock units. The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion, valued at approximately $69 million, continues to be amortized as compensation expense over the remaining vesting periods of the assumed options. To finance a portion of the cash consideration paid, the Company borrowed $2.5 billion pursuant to a Credit Agreement with Morgan Stanley Senior Funding Inc. dated October 24, 2006 (October 2006 Term Loan). The Company repaid the October 2006 Term Loan in 2007. The total purchase price for ATI was $5.6 billion including acquisition-related costs of $25 million.

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

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of 2006. Projects that qualified as IPR&D represented those that had not reached technological feasibility and had no alternative future use at the time of the acquisition. These projects included development of next generation products for the Graphics segment and Chipsets business unit and the former Consumer Electronics segment. The estimated fair values of the projects for the Graphics segment and Chipsets business unit was approximately $193 million ($122 million for graphics products and $71 million for chipset products). The estimated fair value of the projects for the former Consumer Electronics segment was approximately $223 million. Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the Company began reporting operations related to its chipset products in the Computing Solutions segment.

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

Other Acquisition-Related Intangible Assets

Developed product technology consisted of products that had reached technological feasibility and included technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV products divisions. The Company initially expected the developed technology to have an average useful life of five years. However, as a result of the 2007 and 2008 impairment analysis discussed below, the Company shortened the estimated useful life of certain of these developed technology intangible assets to reflect their remaining useful lives. As of December 27, 2008, the developed product technology intangible assets have an estimated average remaining useful life of 12 months.

Game console royalty agreements represent agreements existing as of October 24, 2006 with video game console manufacturers for the payment of royalties to ATI for intellectual property design work performed and are estimated to have an average useful life of five years.

Customer relationship intangibles represent ATI’s customer relationships existing as of October 24, 2006 and were estimated to have an average useful life of four years. As a result of the 2007 and 2008 impairment analysis discussed below, the Company shortened the estimated useful life of certain of these customer relationship intangible assets to reflect their remaining useful lives. As of December 27, 2008, the customer relationship intangible assets have an estimated average remaining useful life of 21 months.

Trademarks and trade names had an estimated average useful life of seven years. As a result of the 2007 and 2008 impairment analysis discussed below, the Company shortened the estimated useful life of certain of these trademarks and trade names intangible assets to reflect their remaining useful lives. As of December 27, 2008, the trademark and trade names intangible assets have an estimated average remaining useful life of 45 months.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months. As of December 27, 2008, all of these customer backlog intangible assets have been fully amortized.

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

Integration

Concurrent with the acquisition, the Company implemented an integration plan which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. The costs associated with employee severance and relocation totaled approximately $7 million. The costs associated with the closure of duplicate facilities totaled approximately $1 million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. The Company incurred costs of approximately $1 million, $28 million and $32 million for the years ended December 27, 2008, December 29, 2007 and December 31, 2006, respectively, and they are included in the caption, “Amortization of acquired intangible assets and integration charges,” on the Company’s consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations information gives effect to the ATI acquisition as if it had occurred at the beginning of the fiscal year presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the $2.5 billion October 2006 Term Loan had taken place at the beginning of each the period presented nor is it indicative of future financial performance. The pro forma financial information for the period presented includes the nonrecurring business combination accounting effect on ATI inventories acquired, write off of in-process research and development and integration charges as well as the recurring effect from amortization of acquired intangible assets, stock-based compensation charges for unvested stock awards assumed and increase in interest expense associated with the October 2006 Term Loan.

The unaudited pro forma statement of operations combined the historical results of AMD for the year ended December 31, 2006, which includes post-acquisition ATI results for the period from October 25, 2006 to December 31, 2006, and the historical results of pre-acquisition ATI for the period from January 1, 2006 to October 24, 2006.

Year Ended December 31, 2006
(In millions, except per share data)
Total net revenue	$7,579
Net loss	$(716)
Basic net loss per common share	$(1.33)
Diluted net loss per common share	$(1.33)

Goodwill and Acquisition-Related Intangible Assets

The changes in the carrying amounts of goodwill by segment for 2007 and 2008 were as follows:

	Computing Solutions	Graphics	All Other(1)	Total
	(In millions)
Balance at December 31, 2006	$—	$1,237	$1,007	$2,244
Reclassification due to change in segments	166	(166)	—	—
Goodwill adjustments(2)	(4)	(34)	(7)	(45)
Impairment charges(3)	—	(504)	(409)	(913)
Balance at December 29, 2007	$162	$533	$591	$1,286
Reclassification due to change in segments	—	254	(254)	—
Goodwill adjustments(2)	(1)	(3)	(1)	(5)
Impairment charges(3)	(161)	(461)	(336)	(958)
Balance at December 27, 2008	$—	$323	$—	$323

(1)

Includes goodwill related to the Handheld business unit. Goodwill related to the Digital Television business unit has been excluded due to its discontinued operations classification. The amount of goodwill excluded from the balance as of December 31, 2006 related to the Digital Television business unit was $973 million.

(2)

Adjustments to goodwill primarily represented changes in assumed pre-acquisition income tax liabilities as a result of the ATI acquisition, which will continue to be applied to goodwill until ultimately settled with the tax authorities or until the Company adopts the provisions of SFAS 141(R) at the beginning of fiscal year 2009, after which changes will be recorded in the statement of operations.

(3)

The Company’s Chief Operating Decision Maker does not consider certain expenses, including goodwill impairment, in evaluating the performance of reportable segments. Accordingly, the Computing Solutions and Graphics impairment charges are not included in Computing Solutions and Graphics operating income (loss) in the Company’s segment disclosures in Note 10.

2007 Impairment

In the fourth quarter of 2007, pursuant to its accounting policy, the Company performed an annual impairment test of goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill included in its Graphics and former Consumer Electronics segments exceeded their implied fair values and recorded an impairment charge of approximately $1.26 billion, of which $913 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $346 million is included in the caption “Income (loss) from discontinued operations, net of tax” in its 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the Company’s reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill. While market valuation data for comparable companies was gathered and analyzed, the Company concluded that there was not sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach and, therefore, the Company ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 13 percent to 15 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted annually during the latter part of the third quarter of 2007. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the ATI acquisition.

The updated financial forecast for the Graphics segment was lower primarily because of intense pricing competition with its primary competitor throughout 2007 which required an increase in the Company’s sales and marketing activities to a greater extent than previously forecasted. In addition, the Company had invested in the development of new graphics technologies to a greater extent than previously forecasted, which resulted in an increase in research and development expenses. Also the Company’s primary microprocessor competitor announced its intention to develop a discrete graphics product. These factors resulted in lower near-term and longer-term forecasts of Graphics business revenues, operating profitability and cash flows compared to the Company’s forecasts at the time of the completion of the ATI acquisition.

The updated financial forecast for the former Consumer Electronics segment was lower primarily because its Digital Television business was affected by the rapid introduction and proliferation of low cost digital televisions that did not contain its technology. The availability and adoption of these low cost alternatives by consumers resulted in lower forecasted sales to those companies employing the Companies technology. In addition, the Company’s Handheld business was dependant on a small number of mobile handset customers for its revenues. During 2007, one handset customer experienced severe competition and eroding market share for its consumer handset products. These two principal factors resulted in lower near-term and longer-term forecasts of revenues, operating profitability, and cash flows compared to the Company’s forecast at the time of the ATI acquisition. These updated long-term financial forecasts represented the best estimate that the Company’s management had at the time and the Company believed that its underlying assumptions were reasonable at that time.

The outcome of the Company’s 2007 goodwill impairment analysis indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition-related developed product technology associated with its Graphics and Consumer Electronics segments was impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $349 million, of which $219 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $130 million is included in the caption “Income (loss) from discontinued operations, net of tax” in its 2007 consolidated statement of operations.

2008 Impairment

In the second quarter of 2008, the Company evaluated the viability of its non-core businesses and determined that it’s Handheld and Digital Television business units were not directly aligned with its core strategy of computing and graphics market opportunities. Therefore, the Company decided to divest these units and classify them as discontinued operations in the Company’s financial statements. As a result, the Company performed an interim impairment test of goodwill and concluded that the carrying amounts of goodwill associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge of $799 million, of which $336 million related to the Handheld business unit is included in the caption “Impairment of goodwill and acquired intangible assets” and $463 million related to the Digital Television business unit is included in the caption “Income (loss) from discontinued operations, net of tax” in the Company’s 2008 consolidated statement of operations. The impairment charges were determined by comparing the carrying value of goodwill assigned to the reporting units with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill and chose the same approach that the Company used during the 2007 impairment analysis, which required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 18 percent to 32 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was revised as a result of the challenging economic environment. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the estimated proceeds from the expected divestiture of these business units.

The outcome of the Company’s goodwill impairment analysis indicated that the carrying amount of certain of its Handheld and Digital Television business unit acquisition-related intangible assets or asset groups may not be recoverable. The Company determined that the carrying amounts of certain acquisition-related intangible assets associated with its Handheld and Digital Television business units exceeded their estimated fair values, and recorded an impairment charge of $77 million, of which $67 million related to the Handheld business unit is included in the caption “Impairment of goodwill and acquired intangible assets” and $10 million related to the Digital Television business unit is included in the caption, “Income (loss) from discontinued operations, net of tax” in its 2008 consolidated statement of operations.

During the fourth quarter of 2008, the Company determined that, based on its ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result the Company classified the results of the Handheld business back into continuing operations. During the first quarter of 2009 the Company sold certain graphics and multimedia technology assets and intellectual property that were formerly part of the Handheld business unit to Qualcomm. As of December 27, 2008, these assets were classified as assets held for sale and included in the caption “Prepaid expenses and other current assets” in the Company’s 2008 consolidated balance sheet. Pursuant to the Company’s agreement with Qualcomm, the Company retained the AMD Imageon media processor brand and the right to continue selling the products that were part of the Handheld business unit, and the Company intends to support the existing Handheld products and customers through the current product lifecycles. The Company does not intend to develop any new Handheld products or engage new customer programs beyond those already committed. The lives of the remaining certain intangible assets associated with the Handheld business unit have been shortened to reflect the Company’s current expectations of their economic usefulness.

In the fourth quarter of 2008, pursuant to the Company’s accounting policy, the Company conducted its annual impairment test of goodwill. In addition, due to the significant decline in the price of its common stock and the revised lower revenue forecast for the fourth quarter of 2008, which the Company concluded were additional impairment indicators, the Company conducted another interim impairment analysis as of November 22, 2008, the end of its second fiscal month of the fourth quarter. As a result of these analyses, the Company concluded that the carrying amounts of goodwill assigned to the Graphics and Computing Solutions segments exceeded their implied fair values and recorded an impairment charge of $622 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in the Company’s 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of November 22, 2008 with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill. Also, the Company chose the same approach that it used during the 2007 impairment analysis, which required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 19 percent to 25 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of fourth quarter market conditions and the challenging economic outlook. The conclusion was also due to the deterioration in the price of the Company’s common stock and the resulting reduced market capitalization.

The Company’s cost basis of goodwill deductible for tax was $2.6 billion. The Company’s adjusted basis after tax deductions through 2008 is $2.2 billion.

The outcome of the Company’s 2008 goodwill impairment analysis indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition-related intangible assets associated with its Computing Solutions and

Graphics segments and the Handheld business unit were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the developed product technology, customer relationships, and the trademarks and trade names. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of approximately $62 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations.

The balances of acquisition-related intangible assets as of December 27, 2008, were as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Customer backlog	Total
Cost of ATI Acquisition-Related Intangible Assets	$752	$147	$257	$62	$36	$1,254
Reclassification to discontinued operations(1)	(255)	—	(59)	(10)	(2)	(326)
Amortization expense	(17)	(5)	(8)	(1)	(5)	(36)
Intangible Assets, Net December 31, 2006	$480	$142	$190	$51	$29	$892
Amortization expense	(93)	(30)	(49)	(7)	(29)	(208)
Impairment charges	(219)	—	—	—	—	(219)
Intangible Assets, Net December 29, 2007	$168	$112	$141	$44	$—	$465
Amortization expense	(55)	(29)	(45)	(7)	—	(136)
Impairment charges	(80)	—	(34)	(16)	—	(130)
Reclassification(2)	(31)	—	—	—	—	(31)
Intangible Assets, Net December 27, 2008	$2	$83	$62	$21	$—	$168
Weighted average amortization period (in months)	23	60	44	72	14

(1)	Represents the reclassification of the Digital Television business unit to discontinued operations. (See Note 17)
(2)	Represents the reclassification of certain assets related to the Handheld business unit that were sold to Qualcomm in the first quarter of 2009. (See 2008 Impairment)

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

In millions
Fiscal Year
2009	$70
2010	61
2011	29
2012	4
Thereafter	4
Total	$168

NOTE 4:    Investment in Spansion, Inc.

On December 21, 2005, the Company’s majority owned subsidiary, Spansion Inc., completed its Initial Public Offering (IPO) of 47,264,000 shares of its Class A common stock as well as offerings of senior notes to the Company and institutional investors with an aggregate principal amount of approximately $425 million. As a result, immediately after the IPO, the Company owned a total of 48,529,403 shares, or approximately 38 percent, of Spansion’s outstanding common stock. The Company did not receive any proceeds from Spansion’s IPO.

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

In 2006, the Company sold 21 million shares of its Spansion Class A common and realized a gain of $6 million from the sale. During 2007, the Company sold 13,491,493 shares of Spansion Class A common stock. The Company received $157 million in net proceeds from the sales and realized a gain of $1.4 million. The Company continued to use the equity method of accounting to account for its investment because, for accounting purposes, the Company was deemed to continue to have the ability to exercise significant influence over Spansion.

On September 20, 2007, Dr. Ruiz, the Company’s Executive Chairman, resigned as Chairman of the Board of Directors of Spansion. The Company also transferred its one share of Class B common stock to Spansion and, accordingly, relinquished the right to appoint a director to Spansion’s Board of Directors. Therefore, the Company changed its accounting for this investment from the equity method to accounting for this investment as “available-for-sale” marketable securities. From this point, Spansion was no longer considered to be a related party of the Company. After considering Spansion’s operating results, its stock price trends and the Company’s intention to liquidate its investment, the Company concluded that this investment was other than temporarily impaired as of September 29, 2007 and again as of December 29, 2007. Therefore, the Company recorded other than temporary impairment charges of $111 million in 2007, reflecting the write-down of this investment to its fair value of $56 million. These impairment charges are included in the caption “Equity in net loss of Spansion Inc. and other” on the Company’s 2007 consolidated statement of operations.

During 2008, the Company recorded other than temporary impairment charges of $53 million after considering Spansion’s operating results and its stock price trends. As of December 27, 2008, the Company owned a total of 14,037,910 shares, or approximately 8.7 percent of Spansion’s outstanding common stock with a carrying value of $3 million included in the caption “Marketable securities” on the Company’s consolidated balance sheet.

Related-Party Transactions

On December 21, 2005, Spansion became an unconsolidated equity investee of the Company. The following table represents the significant account balances receivable from or payable to Spansion at December 31, 2006:

As of December 31, 2006
(In millions)
Receivable from Spansion (short-term)	$10
Receivable from Spansion (long-term)	5
Accounts payable to Spansion	2

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

Spansion LLC 12.75% Senior Subordinated Notes Due 2016

On December 21, 2005, Spansion LLC, a wholly owned, indirect subsidiary of Spansion, issued to the Company $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016 (the Spansion Senior Notes) for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased the Spansion Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38 percent of the gain), was included in the caption “Equity in net loss of Spansion Inc., and other” on the Company’s 2006 consolidated statement of operations.

Summarized Financial Information

The following table presents summarized consolidated financial information for Spansion Inc

	Nine Months Ended September 30, 2007(1)	Year Ended December 31, 2006
	(In millions)
Consolidated statement of operations information
Revenue	$1,848	$2,579
Gross profit	307	513
Operating income (loss)	(194)	(91)
Net income (loss)	$(214)	$(148)

(1)

The Company ceased using the equity method to account for its investment in Spansion as of September 20, 2007. The financial information for Spansion presented here includes the stub period from September 21, 2007 until September 30, 2007, the end of Spansion’s fiscal third quarter. The financial results during the stub period were immaterial.

NOTE 5:    Financial Instruments

Available-for-sale securities held by the Company as of December 27, 2008 and December 29, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
2008
Cash equivalents:
Commercial paper	$16	$—	$—	$16
Money market funds	547	—	—	547
Time deposits	236	—	—	236
Total cash equivalents	$799	$—	$—	$799
Marketable securities:
Auction rate securities	$89	$—	$—	$89
Spansion Class A common stock	3	—	—	3
Total marketable securities	$92	$—	$—	$92
Long-term investments:
Equity investments (included in other assets)	$2	$—	$—	$2
Grand Total	$893	$—	$—	$893
2007
Cash equivalents:
Commercial paper	$723	$—	$—	$723
Money market funds	312	—	—	312
Certificates of deposit	55	—	—	55
Time deposits	207	—	—	207
Total cash equivalents	$1,297	$—	$—	$1,297
Marketable securities:
Auction rate securities	$269	$—	$—	$269
Spansion Class A common stock	56	—	—	56
Commercial paper	82	—	—	82
Certificates of deposit	50	—	—	50
Total marketable securities	$457	$—	$—	$457
Long-term investments:
Equity investments (included in other assets)	$5	$—	$—	$5
Grand Total	$1,759	$—	$—	$1,759

Long-term equity investments consist of marketable equity securities that, while available-for-sale, are not intended to be used to fund current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities at December 27, 2008 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

The Company did not sell any available-for-sale securities prior to maturity in 2008. The Company realized net gains from the sale of available-for-sale securities of $1 million and $2 million in 2007 and 2006, respectively.

The Company recorded other than temporary impairment charges of $53 million during 2008 for its investment in Spansion Inc. (See Note 4)

At December 27, 2008 and December 29, 2007, respectively, the Company had approximately $31 million and $12 million of investments classified as held to maturity, consisting of money market funds, commercial paper and treasury notes used for long-term workers’ compensation, leasehold and letter of credit deposits, which are included in other assets on the Company’s consolidated balance sheets. The fair value of these investments approximated their cost at December 27, 2008 and December 29, 2007.

Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

		Fair value measurement at reporting date using
	December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds(1)	$576	$576	$—	$—
Commercial paper(2)	18	—	18	—
Time deposits(3)	236	—	236	—
Auction rate securities(4)	160	—	—	160
UBS put option(5)	11	—	—	11
Marketable equity securities(6)	5	5	—	—
Foreign currency derivative contracts(7)	(36)	—	(36)	—

(1)	$547 million included in cash and cash equivalents and $29 million included in other assets on the Company’s consolidated balance sheet.
(2)	$16 million included in cash and cash equivalents and $2 million included in other assets on the Company’s consolidated balance sheet.
(3)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(4)	Included in marketable securities on the Company’s consolidated balance sheet and includes $89 million of securities classified as available-for-sale and $71 million as trading securities.
(5)	Included in other assets on the Company’s consolidated balance sheet.
(6)	$3 million included in marketable securities and $2 million included in other assets on the Company’s consolidated balance sheet.
(7)	Included in accrued liabilities on the Company’s consolidated balance sheet and includes $42 million of contracts that are in a loss position and $6 million of contracts that are in a gain position.

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate security (ARS) investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within one month, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company’s investments in ARS include approximately $123 million of student loan ARS, $32 million of municipal and corporate ARS and $5 million ARS in preferred shares of closed end mutual funds. Approximately 81 percent of the Company’s ARS holdings are AAA rated investments and all the $123 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

The recent uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analyses. Based on the outcomes of these activities, the Company recorded other than temporary impairment charges of $24 million during 2008.

The significant inputs and assumptions used by the Company in the discounted cash flow model to determine the fair value of its ARS, as of December 27, 2008, were as follows:

•

The discount rate was determined based on the average one-month LIBOR (2.34%) during the fourth quarter of 2008, adjusted by 240 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, the discount rate was adjusted for a liquidity discount of 90 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

The Company assigned an additional credit risk discount of 200 bps to the discount rate for all ARS that are not backed by the federal government. The total carrying value as of December 27, 2008 of investments not backed by the federal government was approximately $32 million.

•

The Company applied the discount rate over the expected life of 17 years of the estimated cash flows of the ARS. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. In accounting for the put option, the Company made the fair value accounting election as permitted by SFAS 159. Accordingly, the Company initially recorded the put option at its estimated fair value as an other asset on the Company’s consolidated balance sheet, with the corresponding gain recorded in the earnings. Going forward, the put option will be marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of December 27, 2008, are as follows:

•	The discount rate was determined based on the one-year LIBOR (2.09%), adjusted by 202 basis points (bps) to reflect the credit risk associated with the UBS put option.

•

The Company applied the discount rate over the expected life of 18 months of the estimated cash flows of the put option. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments and the put option could be significantly higher or lower than the fair value determined by the Company as of December 27, 2008.

In addition, the Company has reclassified the underlying ARS, with an estimated fair value of $71 million as of December 27, 2008, that the Company purchased from UBS from the “available-for-sale” category to the “trading securities” category. Future changes in estimated fair value of these ARS will be recorded in earnings.

As of December 27, 2008, the Company classified its investments in ARS as current assets because it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months. Although there may not be successful future auctions, the Company reasonably expects there to be other channels through which it reasonably expects to sell the ARS. Specific factors the Company considered in determining that its ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	The Company has had redemptions, at par, totaling $26 million throughout the period of failed auctions.

•

The Company is receiving above market rates of interest on the ARS without any default. The Company believes the issuers have an incentive to refinance because of higher interest rates compared with market rates demonstrated by redemptions the Company received during the year.

•	Federal and state governments are stepping in to provide guaranteed new student loans, as well as purchasing the loans, which the Company believes will create a secondary market for these securities.

•

In informal discussions with staff members at brokerage firms, the Company has been informed that brokerage firms continue in their efforts to create a new market for these securities by working with issuers to refinance the existing instruments into a new form of security or reducing the maturity to attract investors.

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

Reconciliation of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 27, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$269 (1)	$—
Sales at par through February 23, 2008	(59)	—
Balance as of February 23, 2008	210 (2)	—
Redemption at par	(26)	—
Other than temporary impairment	(24)	—
UBS put option	—	11
Ending balance	$160	$11
Gain (loss) for period included in earnings attributable to the level 3 financial assets still held at December 27, 2008.	$(24)	$11

(1)	Classified as Level 2 input.
(2)	Reclassified as Level 3 input due to illiquidity of the ARS market.

Total financial assets at fair value classified within Level 3 were 2 percent of total assets on the Company’s consolidated balance sheet as of December 27, 2008.

Fair Value of Other Financial Instruments.    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2008		2007
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$4,850	$2,157	$5,035	$4,079

The fair value of the Company’s accounts receivable and accounts payable approximate carrying value based on existing payment terms.

NOTE 6:    Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its cash equivalents and marketable securities with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper and money market auction rate securities of industrial firms and financial institutions are rated A1, P1 or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 29 percent, 13 percent and 7 percent of the total consolidated accounts receivable balance as of December 27, 2008. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or corporate guarantees or advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the lower of the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. At December 27, 2008 the Company’s obligations under the contracts exceed the counterparties obligations by approximately $36 million.

In addition, the Company has expired contracts which had not yet settled with Lehman Brothers due to Lehman Brothers’ ongoing bankruptcy proceedings. These contracts were all in a loss position. The Company has recorded a liability for these contracts on the Company’s consolidated balance sheet based on their settlement values as if they were settled and the Company will monitor the situation to determine what further accounting for these expired contracts is appropriate. In addition, the Company’s contracts with Lehman Brothers that have not yet expired, are all in a loss position. Therefore the Company’s counterparty risk is minimal.

The Company is largely dependent on one supplier for its silicon-on-insulator (SOI) wafers that the Company uses to manufacture its microprocessor products. The Company is also dependent on key chemicals from a limited number of suppliers and relies on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for the Company’s microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of the Company’s graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The credit market crisis and other macro-economic challenges currently affecting the global economy may impact the Company’s key suppliers who may reduce their output and become insolvent which may adversely impact the Company’s ability to procure key materials. If the Company is unable to procure certain of these materials, the Company may have to reduce its manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on the Company.

NOTE 7:    Income Taxes

The provision (benefit) for income taxes consists of:

	2008	2007	2006
	(In millions)
Current:
U.S. Federal	$(6)	$—	$1
U.S. State and Local	1	—	1
Foreign National and Local	(4)	42	23
Total	$(9)	$42	$25
Deferred:
U.S. Federal	$0	$(11)	$15
U.S. State and Local	—	—	—
Foreign National and Local	77	(4)	(17)
Total	$77	$(15)	$(2)
Provision for income taxes	$68	$27	$23

Pre-tax loss from foreign operations was $1.5 billion in 2008, $1.1 billion in 2007 and $365 million in 2006.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 27, 2008 and December 29, 2007 are as follows:

	2008	2007
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$841	$836
Deferred distributor income	35	57
Inventory valuation	142	64
Accrued expenses not currently deductible	160	134
Acquired intangibles	431	338
Tax deductible goodwill	675	337
Investments	83	66
Federal and state tax credit carryovers	246	229
Foreign capitalized research and development costs	134	185
Foreign research and development ITC credits	201	217
Discount of convertible notes	527	0
Other	237	175
Total deferred tax assets	3,712	2,638
Less: valuation allowance	(3,427)	(2,286)
	285	352
Deferred tax liabilities:
Property, plant and equipment	(181)	(17)
Capitalized interest	(23)	(15)
Acquired intangibles	(8)	(30)
Unrealized translation gain	(28)	(166)
Other	(21)	(48)
Total deferred tax liabilities	(261)	(276)
Net deferred tax assets (liabilities)	$24	$76

As of December 27, 2008 and December 29, 2007, non-current deferred tax assets of approximately $92 million and $27 million, respectively, were included in the caption “Other assets” on the Company’s consolidated balance sheet. As of December 27, 2008, non-current deferred tax assets on the balance sheet include $5 million of prepaid tax. As of December 29, 2007, current deferred tax liabilities of approximately $8 million were included in the caption “Accrued liabilities” on the Company’s consolidated balance sheet.

As of December 27, 2008, substantially all of the Company’s U.S. and foreign deferred tax assets other than German deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 27, 2008, in management’s estimate, is not more likely than not to be achieved. In 2008, the net valuation allowance increased by $1.1 billion primarily to provide valuation allowance for deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes . In 2007 the net valuation allowance increased by $1.2 billion primarily to provide valuation allowance for current year operating losses in the U.S. and Canada.

As of December 27, 2008 and December 29, 2007, the Company had $251 million and $247 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances since they have not met the realization criteria of SFAS 123R. As of December 27, 2008, $10 million of deferred tax assets subject to valuation allowance relate to a deductible discount for tax only associated with the Company’s convertible notes. The tax benefit from these deductions will increase additional paid in capital when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 27, 2008. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State/ Provincial	Expiration
	(millions)
US-net operating loss carryovers	$1,890	$149	2009 to 2028
US-credit carryovers	$412	$165	2009 to 2028
German-net operating loss carryovers	$495	$341	No expiration
Canada-investment tax credit carryovers	$124	N/A	2024 to 2028
Canada-R&D pools	$420	$182	No expiration
Barbados-net operating loss carryovers	$305	N/A	2012 to 2017

Utilization of $94 million of the Company’s U.S. federal net operating loss carry-forwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions. Utilization of net operating losses in Germany is limited to 60 percent of taxable income in any one year. Upon consummation of the transactions contemplated by the Master Transaction Agreement, the Company will lose its existing net operating losses in Germany because the Company’s ownership interest in the German subsidiaries that generated these net operating loses will be transferred to The Foundry Company upon consummation of the transactions.

The Company also had other aggregate foreign loss carry-forwards totaling approximately $23 million in other countries with various expiration dates.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2008
Statutory federal income tax expense	$(821)	35.0%
State taxes, net of federal benefit	1	0.0%
Foreign income at other than U.S. rates	(74)	3.2%
Foreign losses not benefited	670	(28.6)%
US net operating losses not benefited	298	(12.7)%
Research and development credit monetization	(6)	0.2%
	$68	(2.9)%
2007
Statutory federal income tax expense	$(979)	35.0%
State taxes, net of federal benefit	—	%
Foreign income at other than U.S. rates	(65)	2.3%
Foreign operating losses and deductions utilized	(74)	2.6%
Foreign operating losses not benefited	558	(19.9)%
US net operating losses not benefited	587	(21.0)%
	$27	(1.0)%
2006
Statutory federal income tax expense	$(50)	35%
State taxes, net of federal benefit	1	(0.9)%
Foreign income at other than U.S. rates	(4)	2.9%
Benefit for foreign operating losses and deductions utilized	(58)	40.5%
US net operating losses not benefited	134	(93.5)%
	$23	(16.0)%

The Company has made no provision for U.S. income taxes on approximately $563 million of cumulative undistributed earnings of certain foreign subsidiaries through December 27, 2008 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $109 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore, China and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $7 million in fiscal 2008 (less than $.02 per share, diluted), $16 million in fiscal year 2007 (less than $0.03 per share, diluted) and decrease the Company’s net loss by approximately $5 million in fiscal year 2006, (less than $0.01 per share, diluted).

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

A reconciliation of the gross unrecognized tax benefits is as follows:

(millions)
Balance at December 29, 2007	$149
Increases for tax positions taken in prior years	54
Decreases for tax positions taken in prior years	(25)
Increases for tax positions taken in the current year	7
Decreases for tax positions taken in the current year	—
Decreases for settlements with taxing authorities	—
Decreases for lapsing of the statute of limitations	(5)
Balance at December 27, 2008	$180

Balance at January 1, 2007	$149
Increases for tax positions taken in prior years	17
Decreases for tax positions taken in prior years	(14)
Increases for tax positions taken in the current year	14
Decreases for tax positions taken in the current year	—
Decreases for settlements with taxing authorities	(14)
Decreases for lapsing of the statute of limitations	(3)
Balance at December 28, 2007	$149

The amount of unrecognized tax benefits that would impact the effective tax rate was $31 million, $19 million and $28 million as of December 27, 2008, December 29, 2007 and January 1, 2007 respectively. The recognition of the remaining unrecognized tax benefits would be offset by a change in valuation allowance.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of December 27, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $14 million and $26 million, respectively. As of December 29, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $9 million and $36 million, respectively. On January 1, 2007, upon adoption of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of $21 million and $38 million, respectively.

The Company recorded net interest expense of $5 million in its income statement. The Company recorded a decrease of $10 million net penalty expense in its income statement and a reduction of $6 million of penalties was offset to goodwill in the current year. The reduction of penalties that were offset to goodwill was related to the expiration of the statutes of limitations in certain foreign jurisdictions. The Company recorded net interest expense of $3 million in its operating statement and a reduction of $15 million of interest was offset to goodwill in 2007. The Company recorded $2 million net penalty expense in its operating statement and a reduction of $4 million of penalties was offset to goodwill in 2007.

During the 12 months beginning December 28, 2008 the Company expects to reduce its unrecognized tax benefits by approximately $102 million ($22 million net of deferred tax gross up) as a result of the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the Company notes that the resolution and/or closure on open audits is highly uncertain.

As of December 27, 2008, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000 through 2004. The audit has been completed and is currently in the review process. The U.S. Internal Revenue Service is auditing AMD’s tax years 2004 through 2006. As of December 27, 2008 the German tax authorities are auditing AMD’s German subsidiaries for the tax years 2001 through 2004. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a FIN 48 liability.

As a result of the application of FIN 48, the Company has recognized $94 million of current and long-term deferred tax assets, previously under a valuation allowance with $94 million of liabilities for unrecognized tax benefits as of December 27, 2008.

NOTE 8:    Debt

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations as of December 27, 2008 and December 29, 2007 consist of:

	2008	2007
	(In millions)
5.75% Senior Notes due 2012	$1,500	$1,500
6.00% Senior Notes due 2015	2,140	2,200
Fab 36 Term Loan	705	839
Obligations to repurchase Fab 36 silent partner interests	28	94
7.75% Senior Notes Due 2012	390	390
Obligations under capital leases	225	234
Other	86	12
	5,074	5,269
Less: current portion	372	238
Long-term debt and capital lease obligations, less current portion	$4,702	$5,031

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

In connection with the issuance of the 6.00% Notes, on April 24, 2007, the Company purchased a capped call with Lehman Brothers OTC Derivatives Inc., or Lehman Brother Derivatives, represented by Lehman Brothers Inc. The capped call had an initial strike price of $28.08 per share, subject to certain adjustments, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The capped call was intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allowed the Company to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes.

Lehman Brothers Derivatives filed a voluntary Chapter 11 bankruptcy petition on October 4, 2008, which was an event of default under the capped call arrangement, giving the Company the immediate right to terminate the transaction and entitling the Company to claim reimbursement for the loss in terminating and closing out the capped call transaction. On December 15, 2008, the Company delivered a notice of termination to Lehman Brothers Derivatives of the capped call transaction. The Lehman Brothers Derivatives bankruptcy proceedings are ongoing and the Company’s ability to reduce the potential dilution upon conversion of the 6.00% Notes through the capped call transaction has effectively been eliminated. As a result of the uncertain recoverability of this counterparty exposure, the Company is unable to predict whether, and to what extent, it may be able to recover any of its losses under the capped call transaction. Moreover, the Company’s termination of the capped call transaction resulted in disadvantageous tax consequences. Specifically, the Company recognized approximately $1.4 billion of taxable gains for 2008, which were fully offset by its losses in 2008.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $2.2 billion. The Company used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, the Company recorded a charge of approximately $5 million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

In November 2008, the Company repurchased $60 million in principal amount of the 6.00% Notes by paying approximately $20 million in cash, which resulted in a gain of approximately $39 million. The gain is included in the caption “Other income (expense), net” on the Company’s 2008 consolidated statement of operations.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact the Company’s accounting for its 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The Company expects to have higher interest expense beginning in its first quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on the preliminary analysis performed by the Company, the interest expense associated with its 6.00% Notes will be approximately $16 million, $25 million and $27 million higher for fiscal years 2007, 2008 and 2009, respectively, as a result of adopting this FSP.

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

To date, the Company has provided a significant portion of the financing for Fab 36. In addition to the Company’s financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe is the remaining limited partner in AMD Fab 36 KG. The Company has also received grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from the Company of $713 million under the partnership agreements, revolving loans from the Company of up to approximately $1.1 billion, and guarantees from the Company for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $450 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of approximately 700 million euro from a consortium of banks, which was fully drawn as of December 2006;

•

up to approximately $764 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $627 million of cash has been received as of December 27, 2008;

•

up to approximately $32 million allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity in Fab 36, of which $9 million has been received as of December 27, 2008; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

The Company has contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from the Company are outstanding. These equity amounts have been eliminated in the Company’s consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21,

2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors, had achieved specified levels of average wafer starts per week and average wafer yields, and had completed capital expenditures of approximately $1.4 billion.

Effective as of October 10, 2006, the Company amended the terms of the Fab 36 Term Loan to, among other things, permit to the Company to borrow in US dollars, subject to certain conditions. In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of December 27, 2008, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $705 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of December 27, 2008, the rate of interest for the initial interest period was 6.51 percent for the First Installment and 5.63688 percent for the Second Installment. This loan is repayable in quarterly installments, which commenced in September 2007 and terminate in March 2011. An aggregate of $188 million has been repaid as of December 27, 2008.

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

As of December 27, 2008, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or the Company’s credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, the Company’s credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by 5 percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further 5 percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. The Company’s rating was B3 with Moody’s and B with Standard and Poor’s as of December 27, 2008. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, the Company pledged its equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. The Company guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. The Company also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Pursuant to the terms of the Guarantee Agreement among the Company, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the Company’s group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

As of December 27, 2008, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $713 million, Leipziger Messe agreed to provide an aggregate of $281 million and Fab 36 Beteiligungs agreed to provide an aggregate of $169 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. All of the capital contributions have been made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

In April 2005, the Company amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $70 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, the Company refers to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe, first exercisable three and one-half years after Leipziger Messe has completed its capital contribution and every three years thereafter. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had the same call option rights over the partnership interests held by Fab 36 Beteiligungs and exercised the option on April 1, 2008 for approximately $95 million related to its limited partnership interest and $38 million related to its silent partnership interest. As of December 27, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $197 million, of which $169 million was for its limited partnership interests and $28 million was for its silent partnership interest.

In addition, commencing five years after the completion of its capital contribution, Leipziger Messe has the right to sell its limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put its limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe also has a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is Leipziger Messe’s capital account balance plus accumulated or accrued profits. The purchase price under the call option is the same amount, plus a premium of $4.9 million. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s silent partnership interests in annual 25 percent installments. During 2008, the Company repurchased $25 million of silent partnership interest from Leipziger Messe. As of December 27, 2008, of the $113 million of Leipziger Messe’s original silent partnership interests, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased an aggregate of $85 million.

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

•

subsidies consisting of grants and allowances totaling up to approximately $764 million, depending on the level of capital investments by AMD Fab 36 KG and $32 million allowances depending on the level of capital investments for expansion of production capacity at the Dresden site.

In connection with the receipt of investment grants for the Fab 36 project AMD Fab 36 KG is required to attain a certain employee headcount by December 2008 and is required to maintain this headcount through December 2013. The Company records these grants as long-term liabilities on the Company’s consolidated balance sheet and amortizes them to operations ratably starting from December 2004 through December 2013. Initially the Company amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, the Company started amortizing these amounts as a reduction to cost of sales. Allowances are amortized as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in the repayment of all or a portion of the amounts received to date.

As of December 27, 2008, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2008 as well as cash grants of $211 million for capital investments made in 2003 through 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing the Company’s 7.75% Notes, 6.00% Notes, and 5.75% Notes. In the event the transactions contemplated by the Master Transaction Agreement are consummated and the approval of the lenders is received, the Company’s ownership interests in AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, AMD Fab 36 KG and AMD Fab 36 LLC, the group of German subsidiaries that own Fab 36, as well as the Fab 36 Term Loan and related agreements will be transferred to The Foundry Company, whose financial results will continue to be consolidated in the Company’s consolidated financial statements. In addition, immediately prior to the consummation of the transactions contemplated by the Master Transaction Agreement, AMD Fab 36 Holding and AMD Fab 36 Admin intend to repurchase the limited and silent partnership interests in AMD Fab 36 KG held by Leipziger Messe, who will withdraw as a partner of AMD Fab 36 KG.

7.75% Senior Notes Due 2012

On October 29, 2004, the Company issued $600 million of 7.75% Senior Notes due 2012 (the 7.75% Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, the Company exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. From November 1, 2008, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875 percent
Beginning on November 1, 2009 through October 31, 2010	101.938 percent
Beginning on November 1, 2010 through October 31, 2011	100.000 percent
On November 1, 2011	100.000 percent

Holders have the right to require the Company to repurchase all or a portion of the Company’s 7.75% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 7.75% Notes at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest.

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

Capital Lease Obligations

As of December 27, 2008, the Company had aggregate outstanding capital lease obligations of $225 million. Included in this amount is $195 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide the Company’s Dresden, Germany wafer fabrication plants with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing requirements. The Company accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

The gross amount of assets recorded under capital leases totaled approximately $213 million and $215 million as of December 27, 2008 and December 29, 2007, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $49 million and $33 million as of December 27, 2008 and December 29, 2007.

Future Payments on Debt and Capital Lease Obligations

As of December 27, 2008, the Company’s debt and capital lease payment obligations for each of the next five years and beyond, are:

	Long-Term Debt (Principal only)	Capital Leases	Total
	(In millions)
2009	$274	$40	$314
2010	290	41	331
2011	169	40	209
2012	1,890	41	1,931
2013		41	41
Beyond 2013	2,140	195	2,335
Total	4,763	398	5,161
Less: amount representing interest	—	173	173
Total	$4,763	$225	$4,988

Receivable financing arrangement Classified as Other Short-Term Obligations

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of December 27, 2008, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt according to the requirement of EITF Issue No. 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of December 27, 2008, $86 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on the Company’s consolidated balance sheet and is not considered a cash commitment.

NOTE 9:    Interest Expense, Other Income (Expense), Net and Gain on sale of 200 millimeter equipment

Interest Expense

	2008	2007	2006
	(In millions)
Total interest charges	$375	$390	$136
Less: interest capitalized	(9)	(23)	(10)
Interest expense	$366	$367	$126

The Company has capitalized interest primarily in connection with the construction of its Fab 36 wafer fabrication facility and equipment facilitization activities in Dresden, Germany and in connection with the construction of its corporate campus in Austin, Texas. The Company discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production, and the Company discontinued capitalizing interest for the Austin office facility in the fourth quarter of 2007, when the construction was completed.

Other Income (Expense), Net

	2008	2007	2006
	(In millions)
Gain on repurchase of 6.00% Notes	$39	$—	$—
Write-off of unamortized debt issuance cost associated with October 2006 Term Loan		(22)	—
Gain on sale of vacant land in Sunnyvale, California		19	—
Charges on redemption of 7.75% Notes	—	—	(20)
Fab 36 Term Loan commitment and guarantee fees	(6)	(6)	(12)
Gain on Spansion LLC’s repurchase of its 12.75% Notes	—	—	10
Other than temporary impairment charges on ARS	(24)	—	—
UBS put option	11
Other	2	2	9
Other income (expense), net	$22	$(7)	$(13)

Gain on sale of 200 millimeter equipment and the license of related process technology

During 2008, in conjunction with the conversion of Fab 30 from 200 millimeter to 300 millimeter fabrication, the Company sold certain 200 millimeter manufacturing equipment and licensed certain process technology to a third party. The Company evaluated this multiple-element arrangement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and determined that each component was considered a separate unit of accounting. In addition, the arrangement consideration was allocated to each unit based on their relative fair values.

In the second quarter of 2008, upon delivery of a majority of the manufacturing equipment, the Company recognized a gain of approximately $167 million, which is classified in the caption “Gain on sale of 200 millimeter equipment” in the Company’s 2008 consolidated statement of operations. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represented gains recognized on sale of other 200 millimeter equipment to other third parties. In addition, the Company has deferred recognizing approximately $49 million of payments received pending the future delivery of the remaining manufacturing equipment, which is classified in the caption “Other current liabilities” in the Company’s 2008 consolidated balance sheet.

In the third quarter of 2008, upon delivery of the process technology, the Company recognized revenue of approximately $191 million, which is classified in the caption “Net revenue” in the Company’s 2008 consolidated statement of operations.

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

As a result of the ATI acquisition, effective October 25, 2006, the Company had the following four reportable segments through December 31, 2006:

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

From the first quarter of 2007 through the first quarter of 2008, in conjunction with the integration of ATI’s operations, the CODM began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which included what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which included graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions and other consumer electronics as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

In the second quarter of 2008, the Company decided to divest its Handheld and Digital Television businesses units, which were previously part of the Consumer Electronics segment. As a result, the Company classified these business units as discontinued operations in the Company’s financial statements. The CODM began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s graphics technology.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses and credits include employee stock-based compensation expense, profit sharing expense, restructuring and ATI acquisition-related and integration charges and charges for goodwill and intangible asset impairment.

During the fourth quarter of 2008, the Company determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result the Company classified the results of its Handheld business unit back into continuing operations. The results of the Handheld business unit are included in the All Other category. Also, this category included the sale of Personal Internet Communicator (PIC) products for the first three quarter of 2006, when the manufacture of PIC products ceased.

The following table is a summary of net revenue and operating income (loss) by segment for 2008, 2007 and 2006. Prior period segment information has been reclassified to conform to the current period’s presentation.

	2008	2007	2006
	(In millions)
Computing Solutions
Net revenue	$4,559	$4,702	$5,367
Operating income (loss)	(461)	(712)	679
Graphics
Net revenue	1,165	992	189
Operating income (loss)	12	(39)	(6)
All Other
Net revenue	84	164	71
Operating income (loss)	(1,506)	(1,559)	(690)
Total
Net revenue	5,808	5,858	5,627
Operating income (loss)	(1,955)	(2,310)	(17)
Interest income	39	73	116
Interest expense	(366)	(367)	(126)
Other income (expense), net	22	(7)	(13)
Minority interest in consolidated subsidiaries	(33)	(35)	(28)
Equity in net loss of Spansion Inc. and other	(53)	(155)	(45)
Income (loss) before income taxes	$(2,346)	$(2,801)	$(113)

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

The following table summarizes sales for the three years ended December 27, 2008 and long-lived assets by geographic areas as of the two years ended December 27, 2008:

	2008	2007	2006
	(in millions)
Sales to external customers:
United States	$704	$715	$1,385
Japan	207	185	115
China	2,553	2,456	1,477
Europe	1,067	1,255	1,345
Other Countries	1,277	1,247	1,305
	$5,808	$5,858	$5,627
Long-lived assets:
United States	$671	$688
Germany	3,116	3,350
Singapore	269	413
Other Countries	240	265
	$4,296	$4,716

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers including third-party distributors, OEMs, ODMs, add-in-board manufacturers, system integrators, retail stores and e-commerce retailers.

In 2007 and 2008, the Company had one customer that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to this customer for both periods were approximately $1.2 billion, or 21 percent of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

In 2006, the Company had two customers that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to these customers were approximately $1.3 billion and $568 million, or 23 percent and 10 percent, respectively, of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

NOTE 11:    Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). Equity awards are made from the 2004 Plan. Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three- to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than ten years after the grant date. In addition, unvested shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004. Reserved shares that were available for grant under these prior equity compensation plans were consolidated into the 2004 Plan.

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

In October 2006, the Company completed the acquisition of ATI. In connection with the acquisition, the Company assumed substantially all issued and outstanding ATI stock options, restricted stock units and other stock-based awards that were outstanding under existing ATI equity plans as of October 24, 2006 by issuing options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange. In addition, the Company also assumed certain outstanding ATI restricted stock units which will be settled in cash upon vesting by issuing approximately 655,000 comparable AMD restricted stock units in exchange. These restricted stock units are accounted for as liability awards.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan was allocated in the consolidated statements of operations as follows:

	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 31, 2006
	(In millions)
Cost of sales	$10	$11	$8
Research and development	44	50	28
Marketing, general, and administrative	23	48	39
Total stock-based compensation expense	77	109	75
Tax benefit	—	—	—
Stock-based compensation expense, net of tax	$77	$109	$75

Stock-based compensation included in discontinued operations was $2 million, $3 million and $2 million for the years ended December 27, 2008, December 29, 2007 and December 31, 2006, respectively. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was insignificant.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer, and must be exercised prior to their expiration date. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the year ended December 27, 2008, December 29, 2007 and December 31, 2006 was $2.16, $5.81 and $9.40 per share respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Options
	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 31, 2006
Expected life (years)	3.19	3.55	2.38
Expected stock price volatility	72.0%	53.1%	53.07%
Risk-free interest rate	2.4%	4.4%	5.01%

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

The following table summarizes stock option activity and related information:

	Year Ended December 27, 2008		Year Ended December 29, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	43,485	$16.61	47,663	$16.50	45,928	$15.14
Granted	23,724	$4.38	3,293	$14.09	18,985	$17.30
Canceled	(8,915)	$14.53	(4,459)	$18.30	(1,779)	$22.28
Exercised	(149)	$5.85	(3,012)	$9.67	(15,471)	$12.77
Outstanding at end of year	58,145	$11.97	43,485	$16.61	47,663	$16.50
Exercisable at end of year	33,429	$16.77	35,091	$16.44	35,200	$15.66

As of December 27, 2008, the weighted average remaining contractual life of stock options outstanding was 4.14 years and their aggregate intrinsic value was $0.2 million. As of December 27, 2008, the weighted average remaining contractual life of stock options exercisable was 2.52 years and their aggregate intrinsic value was $0.2 million. The total intrinsic value of stock options exercised for 2008, 2007 and 2006 was $0.2 million, $18 million and $341 million.

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

The summary of the changes in restricted stock awards outstanding during the year ended December 27, 2008, December 29, 2007 and December 31, 2006 is presented below:

	Year Ended December 27, 2008		Year Ended December 29, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	9,867	$20.20	7,062	$24.65	1,067	$21.46
Granted	8,023	$7.06	6,445	$14.89	6,444	$25.61
Forfeited	(3,368)	$18.52	(1,124)	$22.77	(124)	$26.20
Vested	(3,320)	$20.89	(2,516)	$17.94	(325)	$33.64
Nonvested balance at end of period	11,202	$11.09	9,867	$20.20	7,062	$24.65

The table above does not include restricted stock units accounted for as liability awards related to the ATI acquisition, which is not significant.

The total fair value of restricted stock and restricted stock units vested during 2008, 2007 and 2006 was $19 million, $37 million and $11 million, respectively. Compensation expense recognized for the restricted stock units for 2008, 2007 and 2006 was approximately $45 million, $68 million and $29 million. Compensation expense recognized for the restricted stock awards is not significant.

As of December 27, 2008, the Company had $50 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.01 years.

As of December 27, 2008, the Company had $91 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 2.21 years.

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. Beginning with the November 2007 purchase period the Company temporary suspended its ESPP program and indefinitely suspended the program on December 3, 2008. A summary of stock purchased under the ESPP for the specified fiscal years is shown below:

	Year Ended December 29, 2007	Year Ended December 31, 2006
Aggregate purchase price (in millions)	$51	$30
Shares purchased (in thousands)	4,385	1,550

Based on the Black-Scholes option pricing model, the weighted-average fair value of rights granted under the Company’s ESPP during 2007 and 2006 were $3.11 and $6.14 per share. The underlying assumptions used in the model for 2007 and 2006 ESPP purchases are outlined in the following table:

	ESPP
	Year Ended December 29, 2007	Year Ended December 31, 2006
Expected life (years)	0.25	0.25
Expected stock price volatility	37.1%	51.1%
Risk-free interest rate	4.92%	4.89%

Shares Reserved for Issuance.    The Company had a total of approximately 5.7 million shares of common stock as of December 27, 2008 that were available for future grants under the 2004 Plan and 69.5 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock awards (including restricted stock units and awards) under the 2004 Plan, the Company’s prior equity compensation plans and the assumed ATI plans. In addition, the Company had approximately 4.4 million shares reserved under the ESPP, which was suspended indefinitely in December 2008.

NOTE 12:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Company may authorize quarterly contributions. All employees, other than officers, who have worked with the Company for three months or more, are eligible to participate in this program. There was no profit sharing expense in 2008 and 2007. Profit sharing expense was approximately $50 million in 2006.

Effective in 2009, the Corporate Bonus Plan will take the place of the Profit Sharing program for the majority of employees. All full-time employees will be eligible for this program with the exception of those participating in the sales incentive plan. As a result, there will be a substantial increase in the number of people eligible to participate in the Corporate Bonus Plan, and will allow employees to share in the Company’s financial success based on company and individual performance.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of 3 percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $15 million in 2008, $15 million in 2007 and $10 million in 2006.

In 2009, the Company decided to suspend the company match for its 401(k) plan, effective February 2, 2009 due to the global economic climate and the Company’s financial performance. The Company will continue to monitor the macro-economic environment and its performance in determining whether to reinstate the Company’s 401(k) matching program.

NOTE 13:    Commitments and Guarantees

As of December 27, 2008, total noncancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, and unconditional purchase commitments were as follows for each of the next five years and beyond:

	Operating Leases	Purchase Commitments
2009	$57	$413
2010	58	272
2011	32	212
2012	25	219
2013	21	226
Beyond 2013	74	673
	$267	$2,015

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements accounted for as operating leases that expire at various dates through 2018. The Company also leases certain of its manufacturing and office equipment under agreements accounted for as operating leases for terms ranging from one to five years. Rent expense was approximately $81 million, $83 million and $57 million in 2008, 2007 and 2006.

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 27, 2008, were approximately $267 million, of which $38 million was recorded as a liability for certain facilities that were included in the 2002 Restructuring Plan and 2008 Restructuring Plan. (See Note 15).

Total non-cancelable purchase commitments as of December 27, 2008 were $2 billion for periods through 2020. These purchase commitments include $809 million related to contractual obligations of the Company’s Dresden facilities to purchase energy and gas and approximately $934 million representing future payments to IBM for the period from August 15, 2008 through 2015 pursuant to the Company’s amended and restated joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the Company expenses the payments as incurred. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

In connection with the acquisition of ATI, the Company made several commitments to the Minister of Industry under the Investment Canada Act including that it will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to the Company’s Board of Directors over the next five years. The Company’s remaining minimum required Canadian capital expenditures and research and development commitments are included in its aggregate unconditional purchase commitments. The Company’s commitments relating to the parts of the Handheld and Digital Television business units that were divested no longer apply. The Company is in substantial compliance with the commitments.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on the Company’s consolidated balance sheet was for $28 million, which represents the amount of silent partnership contributions that AMD Fab 36 KG Holding and AMD Fab 36 Admin are required to repurchase from Leipziger Messe and does not include the guaranteed rate of return. This $28 million is expected to expire by the end of 2009. No incremental liability is recorded on the Company’s consolidated balance sheet for this guarantee.

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

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $39 million was outstanding as of December 27, 2008. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of December 27, 2008, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $8 million. The Company’s maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee would be approximately $73 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $66 million was outstanding as of December 27, 2008. With the lenders’ consent, AMTC may request that the loan amount be increased by an additional amount of euro (equivalent to approximately $56 million as of December 27, 2008.) The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. In September 2008, Qimonda provided cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement and was released from the guarantee agreement. The obligations of the remaining joint venture partners under the guarantee agreement remain the same. As of December 27, 2008, the Company’s potential obligation under this guarantee was the equivalent of $22 million plus its portion of accrued interest and expenses. The Company’s maximum potential liability under this guarantee in the event the AMTC revolving credit facility is increased as set for above would be approximately $32 million plus its portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide a cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated its guarantee under the provisions of FIN 45 and concluded it was immaterial to the Company’s financial position or results of operations.

In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. The local Munich court appointed a preliminary insolvency administrator to act on behalf of Qimonda. Under the AMTC revolving credit facility, Qimonda’s application for insolvency is considered an event of default and upon the demand of two thirds of the lenders, all the amounts outstanding under the credit facility may be immediately due and payable. AMTC has received a waiver from the lenders to waive the event of default until February 27, 2009. Under the BAC term loan, an insolvency of a partner does not constitute an event of default. However, an event of default may be triggered under the BAC term loan under certain circumstances, such as an event that results in a material adverse effect on the joint venture, or if a partner ceases to continue its business or does not fulfill certain material obligations.

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

The Company generally warrants that its graphics, chipset and certain products for consumer electronics devices will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

Changes in the Company’s potential liability for product warranty during the years ended December 27, 2008 and December 29, 2007 are as follows:

	Year Ended
	December 27, 2008	December 29, 2007
	(In millions)
Balance, beginning of year	$15	$26
New warranties issued during the year	35	25
Settlements during the year	(15)	(25)
Changes in liability for pre-existing warranties during the year, including expirations	(16)	(11)
Balance, end of year	$19	$15

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

NOTE 14:    Accrued Liabilities

The Company’s accrued liabilities at December 27, 2008 and December 29, 2007 consisted of:

	December 27, 2008	December 29, 2007
	(In millions)
Marketing program and advertising expenses	$216	$218
Software technology licenses payable	87	121
Interest payable	77	89
Others	405	393
	$785	$821

NOTE 15:    Restructuring

In the second and fourth fiscal quarters of 2008 the Company implemented restructuring plans (collectively, the 2008 Restructuring Plans) to reduce its cost structure. The plans primarily involve the termination of employees. In addition, the restructuring plan implemented in the fourth fiscal quarter of 2008 involves additional cost reduction actions that either have taken place during the fourth fiscal quarter of 2008 or will take place in 2009. The restructuring charges for the restructuring plan implemented during the second fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits and the costs related to the termination of a contract. The restructuring charges for the restructuring plan implemented during the fourth fiscal quarter of 2008 represent primarily severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures. The restructuring plan implemented in the second fiscal quarter of 2008 was substantially completed during the fourth fiscal quarter of 2008. The restructuring plan implemented in the fourth fiscal quarter of 2008 is expected to be substantially completed during 2009. For 2008, restructuring charges were $90 million. Of the $90 million, approximately $28 million will result in cash expenditures in 2009.

These charges have been aggregated and appear on the line item entitled “Restructuring charges” in the Company’s consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of the second quarter 2008 restructuring activities and the related liabilities recorded in the Other current liabilities on the Company’s 2008 consolidated balance sheet remaining as of December 27, 2008:

(In millions)	Severance and related benefits	Other exit- Related Costs
Balance December 29, 2007	$—	$—
Charges	32	9
Cash payments	(28)	(3)
Non-cash charges	—	(6)
Balance December 27, 2008	$4	$—

The following table provides a summary of the fourth quarter 2008 restructuring activities and the related liabilities recorded in Other current liabilities on the Company’s consolidated balance sheet remaining as of December 27, 2008:

(In millions)	Severance and related benefits	Other exit- Related Costs
Balance December 29, 2007	$—	$—
Charges	21	28
Cash payments	(7)	(1)
Non-cash charges	—	(18)
Balance December 27, 2008	$14	$9

In December 2002, the Company initiated a restructuring plan (the 2002 Restructuring Plan) to further align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. The Company vacated and is attempting to sublease certain facilities that the Company currently occupies under long-term operating leases through 2011. At December 27, 2008 and December 29, 2007, the Company had approximately $32 million and $50 million, respectively, of 2002 restructuring related accruals recorded which will continue to be paid through 2011.

The following table provides a summary of 2002 restructuring activities and the related liabilities recorded in Other current liabilities on the Company’s consolidated balance sheet remaining as of December 31, 2006, December 29, 2007 and December 27, 2008:

(In millions)	Other exit- Related Costs
Balance December 31, 2006	$67
Cash payments	(17)
Balance December 29, 2007	$50

Cash payments	(18)
Non-cash charges	—
Balance December 27, 2008	$32

NOTE 16:    Contingencies

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

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.3 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on its financial condition or results of operations.

Other Matters

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 17:    Discontinued Operations

During the second quarter of 2008, the Company evaluated the viability of its non-core businesses and determined that it’s Handheld and Digital Television business units were not directly aligned with its core strategy of computing and graphics market opportunities. As a result of this evaluation, the Company decided to divest its Handheld and Digital Television business units.

As a result of the Company’s decision to divest these business units, the Company performed an interim impairment test of goodwill and acquired intangible assets in the second quarter of 2008 and concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Handheld and Digital Television business units were impaired and recorded an impairment charge of $876 million. (See Note 3)

During the third quarter of 2008, the Company entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $192.8 million. The agreement was subsequently amended to reduce the purchase price to $141.5 million and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, the Company recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the assets related to the Digital Television business unit are presented as assets of discontinued operations on the 2007 consolidated balance sheet and the operating results of the Digital Television business unit are presented as discontinued operations in the consolidated statements of operations for all periods presented.

Although the Company’s plans and negotiations through the end of the third quarter of 2008 indicated that the discontinued operations criteria of SFAS 144 were met for the Handheld business unit, during the fourth quarter of 2008, the Company determined that, based on the ongoing negotiations related to the divestiture of its Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met as of December 27, 2008. As a result, the Company classified the assets, liabilities, and operating results of the Handheld business unit back into continuing operations. (See Note 19)

The results from discontinued operations for the Company’s former Digital Television business unit were as follows:

	2008	2007	2006
	(In millions)
Revenue	$73	$155	$22
Expenses	(147)	(230)	(52)
Impairment of goodwill and acquired intangible assets	(609)	(476)	—
Restructuring charges	(1)	—	—
Loss from discontinued operations	$(684)	$(551)	$(30)

The carrying value of the assets of discontinued operations was $759 million as of December 29, 2007. Included in this balance is goodwill and acquired intangible assets in the amounts of $743 million. Assets of discontinued operations only include the assets related to the Digital Television business unit acquired by Broadcom. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

NOTE 18:    Proposed Manufacturing Joint Venture

On October 6, 2008 the Company entered into a Master Transaction Agreement, which was further amended on December 5, 2008, with ATIC to form a manufacturing joint venture, The Foundry Company. The Company intends to contribute certain manufacturing-related assets and liabilities to The Foundry Company in exchange for securities of The Foundry Company consisting of one Class A Ordinary Share, Class A Preferred Shares and Class B Preferred Shares, and ATIC intends to contribute cash to The Foundry Company and pay cash to the Company in exchange for securities of The Foundry Company consisting of one Class A Ordinary Share, Class A Preferred Shares, Class B Preferred Shares and the Convertible Notes.

Although ATIC’s Convertible Notes will not be convertible immediately upon consummation of the transactions contemplated by the Master Transaction Agreement, on an as converted to ordinary shares basis, the Company will own 34.2 percent of The Foundry Company and hold a 50 percent voting interest in The Foundry Company while ATIC will own 65.8 percent of The Foundry Company and hold a 50 percent voting interest in The Foundry Company.

Pursuant to the Master Transaction Agreement, the Company intends to issue to WCH 58 million shares of the Company’s common stock and warrants to purchase 35 million shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate purchase price of 58,000,000 multiplied by the lesser of (i) the average of the closing prices of the Company’s common stock on the NYSE for the 20 trading days immediately prior to and including December 12, 2008 or (ii) the average of the closing prices of the Company’s common stock on the NYSE for the 20 trading days immediately prior to the closing date of the transactions contemplated by the Master Transaction Agreement. The warrants will be exercisable after the earlier of (i) public ground-breaking of a proposed Foundry Company manufacturing facility in up-state New York and (ii) 24 months from the date of issuance, and the warrants will have a ten year term.

For accounting purposes, the Company will consolidate the accounts of The Foundry Company as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. (FIN 46R) Beginning with the first fiscal quarter of 2009, the Company will have a separate reportable segment for The Foundry Company in the Company’s financial statement disclosures. Based on the structure of the transaction, pursuant to the guidance in FIN 46R, The Foundry Company is a variable-interest entity, and the Company is deemed to be the primary beneficiary and is, therefore, required to consolidate the accounts of The Foundry Company. Upon the closing of the transaction, the accounts of The Foundry Company will include (i) the assets and liabilities contributed by the Company to The Foundry Company, recorded at their historical costs, in exchange for certain securities of The Foundry Company and (ii) the cash contributed by ATIC to The Foundry Company in exchange for certain securities of The Foundry Company. Upon consolidation, intercompany transactions and profits will be eliminated. Pursuant to the requirements of SFAS 160, which the Company will be required to apply as of the beginning of fiscal 2009, ATIC’s non-controlling interest, represented by its equity interests in The Foundry Company, will be presented outside of stockholders’ equity in the Company’s consolidated balance sheet due to the right that ATIC has to put those securities back to the Company in the event of a change of control of AMD during the two years following the closing of the transactions. The Company’s net income (loss) per common share will consist of its consolidated net income (loss), as adjusted for (i) the portion of The Foundry Company’s earnings or losses attributable to ATIC, which will be based on ATIC’s proportional ownership interest in The Foundry Company’s Class A Preferred Shares, and (ii) the non-cash accretion of Class B Preferred Shares attributable to the Company, based on the Company’s proportional ownership interest of The Foundry Company’s Class A Preferred Shares.

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC will pay and the securities that they will receive are as follows:

•

Cash to be paid by WCH to AMD for the purchase of 58 million shares of AMD common stock and warrants: estimated to be $124 million, assuming a $2.15 per share price (which was the average of the closing prices per share of the Company’s common stock on the NYSE during the 20 trading days immediately prior to and including December 12, 2008);

•	Cash to be paid by ATIC to The Foundry Company for 4% Class A Convertible Subordinated Notes of The Foundry Company, convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash to be paid by ATIC to The Foundry Company for 11% Class B Convertible Subordinated Notes of The Foundry Company, convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash to be paid by ATIC to The Foundry Company for 218,190 Class A Preferred Shares of The Foundry Company: $218 million;

•

Cash to be paid by ATIC for 872,760 Class B Preferred Shares of The Foundry Company: $873 million, which includes $700 million paid to the Company for 700,000 Class B Preferred Shares of The Foundry Company. The Class B Preferred Shares are, by their terms, deemed to accrete in value at a rate of 12% per year, compounded semiannually. This accreted value will be taken into account upon certain distributions to the holders or upon conversion of the Class B Preferred Shares.

Upon closing of the transactions contemplated by the Master Transaction Agreement, the Company and ATIC will hold 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of The Foundry Company Class A Preferred Shares and ATIC will own 100% of the Class B Preferred Shares and the Convertible Notes.

NOTE 19:    Subsequent Events

In January 2009, the Company completed the sale of certain graphics and multimedia technology assets and intellectual property that were formerly part of its Handheld business unit to Qualcomm Incorporated for $65 million in cash. In addition, certain employees of the Handheld business were transferred to Qualcomm. The assets the Company sold to Qualcomm had a carrying value of approximately $32 million and were classified as assets held for sale and included in the caption “Prepaid expenses and other current assets” in the Company’s 2008 consolidated balance sheet. As part of the Company’s agreement with Qualcomm, the Company retained the AMD Imageon™ media processor brand and the rights to continue selling the products that were part of the Handheld business unit. The Company intends to support existing handheld products and customers through the current product lifecycles. However, the Company does not intend to develop any new handheld products or engage new customer programs beyond those already committed.

In January 2009, the Company announced additional headcount reductions, primarily focused on back-end manufacturing and sales, marketing, and general and administrative functions, and cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain employment benefits such as the Company’s 401(k) plan matching program. These additional cost reduction actions will result in an additional restructuring charges in the first and second quarters of 2009.

In February 2009, the Company repurchased approximately $158 million in principal amount of the 6.00% Notes by paying approximately $57 million cash which will result in a gain in the first quarter of 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. and Subsidiaries as of December 27, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 20, 2009

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2008. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2008, which is included immediately following this report.

/s/    Derrick R. Meyer

President and Chief Executive Officer

February 20, 2009

/s/    Robert J. Rivet

Executive Vice President, Chief Operations and Administrative Officer, Chief Financial Officer

February 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 27, 2008 and December 29, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 27, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 20, 2009

Supplementary Financial Information

In 2008 and 2007, the Company used a 52-week fiscal year ending on the last Saturday in December. All of the quarters in 2008 and 2007 consisted of 13 weeks.

	2008				2007
	Dec. 27	Sep. 27	Jun. 28	Mar. 29	Dec. 29	Sep. 29	Jun. 30	Mar. 31
	(In millions, except per share amounts)
Net revenue	$1,162	$1,797	$1,362	$1,487	$1,737	$1,587	$1,335	$1,199
Cost of sales	890	881	851	866	968	940	896	865
Gross margin	272	916	511	621	769	647	439	334
Research and development	465	438	467	478	455	448	456	412
Marketing, general and administrative	317	315	335	337	319	349	361	331
Amortization of intangible assets and integration charges(1)	30	30	37	40	50	58	61	67
Impairment of goodwill and acquired intangible assets(2)	684	2	403	—	1,132	—	—	—
Restructuring	50	9	31	—	—	—	—	—
Gain on sale of 200 millimeter equipment(3)	—	—	(193)	—	—	—	—	—
Operating income (loss)	(1,274)	122	(569)	(234)	(1,187)	(208)	(439)	(476)
Interest Income	7	7	10	15	19	19	19	16
Interest expense	(89)	(87)	(95)	(95)	(95)	(95)	(99)	(78)
Other income (expense), net	37	(4)	(10)	(1)	1	(1)	(9)	2
Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(1,319)	38	(664)	(315)	(1,262)	(285)	(528)	(536)
Minority interest in consolidated subsidiaries	(6)	(7)	(7)	(13)	(9)	(9)	(9)	(8)
Equity in net loss of Spansion Inc. and other(4)	(20)	(9)	(24)	—	(69)	(57)	(13)	(16)
Provision (benefit) for income taxes(5)	69	(1)	—	—	(42)	23	28	18
Income (loss) from continuing operations	$(1,414)	$23	$(695)	$(328)	$(1,298)	$(374)	$(578)	$(578)
Income (loss) from discontinued operations, net of tax(6)	(10)	(150)	(494)	(30)	(474)	(22)	(22)	(33)
Net income (loss)	$(1,424)	$(127)	$(1,189)	$(358)	$(1,772)	$(396)	$(600)	$(611)
Per share data:
Continuing operations	$(2.32)	$0.04	$(1.14)	$(0.54)	$(2.24)	$(0.67)	$(1.05)	$(1.05)
Discontinued operations	(0.02)	(0.25)	(0.80)	(0.05)	(0.82)	(0.04)	(0.04)	(0.06)
Net income (loss) per common share	$(2.34)	$(0.21)	$(1.94)	$(0.59)	$(3.06)	$(0.71)	$(1.09)	$(1.11)
Shares used in per share calculation
Basic and diluted	609	608	607	606	579	554	552	549
Common stock market price range
High	$6.00	$6.47	$7.98	$8.08	$14.73	$16.19	$15.95	$20.63
Low	$1.62	$4.05	$5.61	$5.31	$7.30	$11.27	$12.60	$12.96

(1)	Includes amortization of acquired intangible assets and other charges incurred to integrate the operations of ATI.
(2)	Represents impairments taken on ATI goodwill and acquired intangible assets.

(3)	Represents a gain on the sale of 200 millimeter equipment associated with the conversion of Fab 30 to a 300-mm fabrication facility.
(4)

In September 2007, as a result of our loss of the ability to exercise significant influence over Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We recorded impairment charges of $69 million and $42 million in the quarters ended December 29 and September 29, respectively. All the charges in 2008 were impairment charges related to our investment in Spansion.

(5)

Tax benefit in the fourth quarter of 2007 represents a reversal of deferred U.S. taxes related to indefinite-lived goodwill. The income tax provision in the fourth quarter of 2008 primarily results from increases in net deferred tax liabilities in our German subsidiaries reduced by net current tax benefits in other jurisdictions.

(6)

In the second quarter of 2008 we decided to divest our Digital Television business unit. As a result, we classified this business unit as discontinued operations in our financial statements. All prior periods presented have been recast to conform to the current period presentation.

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

As of December 27, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

The information under the captions, “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “2008 Non-Employee Director Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation” (including 2008 Summary Compensation Table, 2008 Nonqualified Deferred Compensation, Outstanding Equity Awards at 2008 Fiscal Year-End, Grants of Plan-Based Awards in 2008 and Option Exercises and Stock Vested in 2008 and 2008 Pension Benefits), “Retirement Benefit Arrangements,” “Replacement Retirement Benefit Arrangement for Dr. Ruiz,” “Replacement Retirement Benefit Arrangement for Mr. Rivet,” “Employment Agreements” and “Change in Control Arrangements” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption, “Certain Relationships and Related Transactions” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2009 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2009 Proxy Statement, our 2009 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” in our 2009 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

Other than Schedule II, Valuation and Qualifying Accounts, Exhibit 99.1, “Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K for the year ended December 31, 2006)” and Exhibit 99.2, “Condensed Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s Form 10-Q for the quarterly period ended September 30, 2007)” as of September 30, 2007 and for the three and nine months ended September 30, 2007 and October 1, 2006 attached to this Form 10-K, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

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

**2.5

Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated August 25, 2008 filed as Exhibit 2.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**2.6

Amendment No. 1 to Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated October 27, 2008 filed as Exhibit 2.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

3.1

Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc. dated May 8, 2007 filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, is hereby incorporated by reference.

3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated December 3, 2008, are hereby incorporated by reference.

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

*10.5

Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007 and November 1, 2007, filed as Exhibit 10.5 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.5(a)	Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007 and November 1, 2007, as amended February 12, 2009.

*10.6	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
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

*10.13(b)

Form of Management Continuity Agreement, as amended and restated filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

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

*10.18

Advanced Micro Devices, Inc. Deferred Income Account Plan, amended and restated, effective as of January 1, 2008 filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.19	Separation Agreement and General Release between Advanced Micro Devices, Inc. and Mario Rivas effective as of June 1, 2008.

Exhibit Number	Description of Exhibits
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

*10.27(a)

Form of Indemnity Agreement by and between Advanced Micro Devices, Inc., and its officers and directors filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

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

*10.34(a)

Amendment to Employment Agreement between Hector de J. Ruiz and Advanced Micro Devices, Inc., dated July 17, 2008, filed as Exhibit10.1 to AMD’s Current Report on Form 8-K dated July 17, 2008, is hereby incorporated by reference.

*10.34(b)

Amendment 2 to Amended and Restated Employment Agreement entered into as of January 20, 2009, between Hector de J. Ruiz and Advanced Micro Devices, Inc., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated January 16, 2009, is hereby incorporated by reference.

*10.35(a)

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.35(b)

Plan to Replace Motorola Retirement Benefit for Robert J. Rivet Pursuant to Employment Agreement filed as Exhibit 10.35(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

**10.36

Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.36

Employment Agreement by and between Derrick Meyer and Advanced Micro Devices, Inc., dated July 17, 2008, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated July 17, 2008, is hereby incorporated by reference.

*10.36(a)

Amendment to Employment Agreement between Advanced Micro Devices, Inc. and Derrick Meyer, entered into as of January 20, 2009 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated January 16, 2009, is hereby incorporated by reference.

**10.37

Third Amendment and Restatement of “S” Process Development Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc. effective as of December 28, 2002 filed as Exhibit 10.36 to AMD’s Annual Report on Form 10-K for the year ended December 31, 2006 is hereby incorporated by reference.

**10.37(a)

First Amended and Restated Participation Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc., dated August 15, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits
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

10.49(b)

Amendment Agreement No. 2 to the AMD Fab 36 Cost Plus Reimbursement Agreement by and between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG dated January 18, 2008 filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

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

***10.55

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.56

Underwriting Agreement by and between Advanced Micro Devices, Inc., and Merrill Lynch & Co. dated as of January 24, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated January 27, 2006, is hereby incorporated by reference.

10.57

Form of Voting Agreement by and between Advanced Micro Devices, Inc., and “Securityholder” dated as of July 23, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

*10.58

Offer Letter Agreement by and between Advanced Micro Devices, Inc. and David Orton dated August 15, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated September 28, 2006, is hereby incorporated by reference.

*10.59

Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference

10.60

Underwriting Agreement by and between Spansion Inc., AMD Investments, Inc. and Fujitsu Limited dated November 15, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated November 15, 2006, is hereby incorporated by reference.

10.61

Grant Disbursement Agreement by and between Advanced Micro Devices, Inc. and New York State Urban Development Corporation d/b/a Empire State Development Corporation dated December 22, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 22, 2006, is hereby incorporated by reference.

*10.62

ATI Technologies Inc. Restricted Share Unit Plans for U.S. Directors and Employees, as amended and restated effective January 31, 2005 filed as Exhibit 99.1 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.63

ATI Technologies Inc. Restricted Share Unit Plans for Canadian Directors and Employees, as amended and restated effective January 31, 2005 filed as Exhibit 99.2 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.64

ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.65	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

10.66	Confirmation Letter of Capped Call filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.

10.67

Registration Rights Agreement dated as of April 27, 2007 between Advanced Micro Devices, Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.

10.68

Registration Rights Agreement dated as of August 14, 2007, between Advanced Micro Devices, Inc. and Lehman Brothers Inc., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 14, 2007, is hereby incorporated by reference.

10.69

Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.70

Sale of Receivables (With Program Fees) Supplier Agreement between Advanced Micro Devices, Inc., and IBM Credit LLC dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.71

Sale of Receivables (With Program Fees) Supplier Agreement between AMD International Sales & Service, Ltd., and IBM United Kingdom Financial Services Ltd. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.72

Master Transaction Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. dated October 6, 2008 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

10.72(a)

Amendment to Master Transaction Agreement dated December 5, 2008 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.74

Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**10.75

IP Core License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

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

February 24, 2009	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President, Chief Operations and Administrative Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DERRICK R. MEYER Derrick R. Meyer	President and Chief Executive Officer (Principal Executive Officer), Director	February 24, 2009

/s/ ROBERT J. RIVET Robert J. Rivet	Executive Vice President, Chief Operations and Administrative Officer, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2009

* Hector de J. Ruiz	Chairman of the Board and Executive Chairman	February 24, 2009

* John E. Caldwell	Director	February 24, 2009

* Bruce L. Claflin	Director	February 24, 2009

* Frank M. Clegg	Director	February 24, 2009

* H. Paulett Eberhart	Director	February 24, 2009

* Robert B. Palmer	Director	February 24, 2009

* Morton L. Topfer	Director	February 24, 2009

*By:	/s/ ROBERT J. RIVET
(Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 31, 2006, December 29, 2007 and December 27, 2008

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 31, 2006	$13	$8	$(8)	$13
December 29, 2007	$13	$1	$(4)	$10
December 27, 2008	$10	$4	$(6)	$8

(1)	Accounts (written off) recovered, net.