Form 10-Q
period 2009-03-28
ADVANCED MICRO DEVICES INC
filed 2009-05-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2009: 667,311,575.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions, except per share amounts)
Net revenue	$1,177	$1,487
Cost of sales	666	866

Gross margin	511	621
Research and development	444	478
Marketing, general and administrative	287	337
Amortization of acquired intangible assets	18	40
Restructuring charges	60	—

Operating income (loss)	(298)	(234)
Interest income	3	15
Interest expense	(97)	(101)
Other income (expense), net	94	(1)

Income (loss) before income taxes	(298)	(321)
Provision (benefit) for income taxes	116	—

Income (loss) from continuing operations	(414)	(321)
Income (loss) from discontinued operations, net of tax	—	(30)

Net income (loss)	$(414)	$(351)
Net (income) loss attributable to noncontrolling interest	6	(13)
Class B preferred share accretion	(8)	—

Net income (loss) attributable to AMD common stockholders	$(416)	$(364)

Net income (loss) attributable to AMD common stockholders per share
Basic and diluted
Continuing operations	$(0.66)	$(0.55)
Discontinued operations	—	(0.05)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.66)	$(0.60)
Shares used in per share calculation:
Basic and diluted	626	606

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 28, 2009	December 27, 2008*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,402	$933
Marketable securities	317	163

Total cash and cash equivalents and marketable securities	2,719	1,096
Accounts receivable	421	328
Allowance for doubtful accounts	(7)	(8)

Accounts receivable, net	414	320
Inventories:
Raw materials	22	41
Work-in-process	433	352
Finished goods	84	263

Total inventories	539	656
Deferred income taxes	45	28
Prepaid expenses and other current assets	254	279

Total current assets	3,971	2,379
Property, plant and equipment:
Land and land improvements	50	50
Buildings and leasehold improvements	1,974	1,927
Equipment	4,883	4,896
Construction in progress	300	285

Total property, plant and equipment	7,207	7,158
Accumulated depreciation and amortization	(3,070)	(2,862)

Property, plant and equipment, net	4,137	4,296
Acquisition related intangible assets, net	150	168
Goodwill	323	323
Other assets	471	506

Total assets	$9,052	$7,672

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$497	$631
Accrued compensation and benefits	147	162
Accrued liabilities	684	785
Income taxes payable	32	23
Deferred income on shipments to distributors	87	50
Other short-term obligations	134	86
Current portion of long-term debt and capital lease obligations	281	286
Other current liabilities	217	203

Total current liabilities	2,079	2,226
Deferred income taxes	219	91
Long-term debt and capital lease obligations, less current portion	5,282	4,490
Other long-term liabilities	546	569
Noncontrolling interest	1,089	169
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 28, 2009 and December 27, 2008; shares issued: 674 on March 28, 2009 and 616 on December 27, 2008; shares outstanding: 667 on March 28, 2009 and 609 on December 27, 2008.	7	6
Capital in excess of par value	6,477	6,361
Treasury stock, at cost (7 shares on March 28, 2009 and December 27, 2008)	(97)	(97)
Retained earnings (deficit)	(6,667)	(6,251)
Accumulated other comprehensive income	117	108

Total stockholders’ equity (deficit)	(163)	127

Total liabilities and stockholders’ equity (deficit)	$9,052	$7,672

*	Amounts for the year ended December 27, 2008 were derived from the December 27, 2008 audited financial statements, and reflect the retrospective adoption of FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) in the first quarter of 2009.

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(414)	$(351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	280	317
(Benefit) provision for deferred income taxes	116	(50)
Gain on debt redemption	(108)	—
Gain on sale of certain Handheld assets	(28)	—
Amortization of foreign grant and allowance income	(26)	(22)
Compensation recognized under employee stock plans	21	21
Other than temporary impairment on marketable securities	3	—
Other	18	(4)
Changes in operating assets and liabilities:
Accounts receivable	(187)	104
Inventories	117	36
Prepaid expenses and other current assets	(33)	(44)
Other assets	(1)	(5)
Income taxes payable	9	44
Accounts payables and accrued liabilities	(158)	(30)

Net cash provided by (used in) operating activities	(391)	16

Cash flows from investing activities:
Purchases of available-for-sale securities	(160)	(95)
Purchases of property, plant and equipment	(84)	(323)
Proceeds on sale of certain Handheld assets	58	—
Proceeds from sale and maturity of available-for-sale securities	3	184
Proceeds from sale of property, plant and equipment	1	53
Other	3	(17)

Net cash used in investing activities	(179)	(198)

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	1,009	—
Proceeds from issuance of GLOBALFOUNDRIES preferred shares	1,091	—
Proceeds from borrowings, net of issuance costs	142	—
Proceeds from issuance of AMD common stock	125	—
Net proceeds from foreign grants and allowances	34	141
Repurchase of noncontrolling interest	(158)	—
Repayments of debt and capital lease obligations	(105)	(3)
Payment on return of noncontrolling interest contributions	(67)	—
Payments under silent partner obligation	(32)	—
Other	—	16

Net cash provided by financing activities	2,039	154

Net increase (decrease) in cash and cash equivalents	1,469	(28)

Cash and cash equivalents at beginning of period	933	1,432

Cash and cash equivalents at end of period	$2,402	$1,404

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries and GLOBALFOUNDRIES Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 28, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2009. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008. (See Note 2, “GLOBALFOUNDRIES”).

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters ended March 28, 2009 and March 29, 2008 each consisted of 13 weeks.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries as well as GLOBALFOUNDRIES Inc. and its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries and GLOBALFOUNDRIES are reported as noncontrolling interest.

The Company consolidates the accounts of GLOBALFOUNDRIES and its majority-owned subsidiaries as required by Financial Accounting Standard Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R) (See Note 2, “GLOBALFOUNDRIES”).

Recently Adopted Accounting Pronouncements.

Noncontrolling Interest. In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the condensed consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue, pursuant to SEC Accounting Series Release (ASR) 268 and EITF Topic D-98, to be classified outside stockholders’ equity. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. The Company adopted SFAS 160 at the beginning of its fiscal year 2009. Upon the formation of GLOBALFOUNDRIES during the first quarter of 2009, the Company accounts for the noncontrolling interest held by Advanced Technology Investment Company LLC (ATIC) in GLOBALFOUNDRIES in accordance with this new accounting pronouncement. Since the preferred securities issued by GLOBALFOUNDRIES to ATIC can be put to AMD in limited circumstances, ATIC’s noncontrolling interest is, accordingly, not reported as a component of stockholders’ equity in the condensed consolidated balance sheet. (See Note 2, “GLOBALFOUNDRIES”).

Business Combinations. In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company adopted SFAS 141(R) in the first quarter of 2009 and will apply this new accounting standard for future business combinations.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS 161 in the first quarter of 2009. (See Note 16, “Hedging Transactions and Derivative Financial Instruments”).

Life of Intangible Assets. In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141 (R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company adopted FSP 142-3 in the first quarter of 2009. The new accounting standard did not have a material impact on its consolidated results of operations or financial condition.

Convertible Debt Instruments. In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented in the Company’s financial statements. In the first quarter of 2009, the Company adopted this FSP and modified its accounting for its 6.00% Convertible Senior Notes due 2015 (6.00% Notes). To retrospectively apply this FSP, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount. (See Note 15 “Accounting changes—Convertible Debt instruments”).

Recently Issued Accounting Pronouncements.

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the future impact FSP FAS 107-1 and APB 28-1 will have on its financial statements.

Other-Than-Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FAS 124-2), which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. FSP 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the future impact FSP 115-2 and FAS 124-2 will have on its financial statements.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the future impact FSP 157-4 will have on its financial statements.

2. GLOBALFOUNDRIES

On March 2, 2009, the Company consummated the transactions contemplated by a Master Transaction Agreement dated October 6, 2008 and amended on December 5, 2008 by and among the Company, ATIC and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands and formed GLOBALFOUNDRIES Inc., a manufacturing joint venture. At the closing of these transactions (Closing), the Company contributed certain assets and liabilities to GLOBALFOUNDRIES, including, among other things, shares of the groups of German subsidiaries owning Fab 30/38 and Fab 36

(Dresden Subsidiaries), certain manufacturing assets, owned real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio and intellectual property and technology, rights under certain material contracts and authorizations necessary for GLOBALFOUNDRIES to carry on its business, in exchange for GLOBALFOUNDRIES securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GLOBALFOUNDRIES. ATIC contributed $1.4 billion of cash to GLOBALFOUNDRIES in exchange for GLOBALFOUNDRIES securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to the Company in exchange for the transfer by the Company of 700,000 GLOBALFOUNDRIES Class B Preferred Shares.

At the Closing, the Company also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of its common stock and warrants to purchase 35 million shares of its common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are exercisable after the earlier of (i) public ground-breaking of GLOBALFOUNDRIES’ planned manufacturing facility in New York and (ii) March 2, 2011. The Warrants expire on March 2, 2019.

In connection with the Closing, AMD Fab 36 Holding GmbH and AMD Fab 36 Admin GmbH, repurchased the limited and silent partnership interests in AMD Fab 36 Limited Liability Company & Co KG (AMD Fab 36 KG) held by the remaining unaffiliated limited partner, Leipziger Messe Gesellschaft mbH (Leipziger Messe).

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC paid and the securities that they received are as follows:

•	Cash paid by WCH to AMD for the purchase of 58 million shares of AMD common stock and Warrants: $125 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for the aggregate principal amount of Class A Notes, which are convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for the aggregate principal amount of Class B Notes, which are convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for 218,190 Class A Preferred Shares: $218 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for 172,760 Class B Preferred Shares: $173 million;

•	Cash paid by ATIC to AMD for 700,000 Class B Preferred Shares: $700 million.

As of the Closing, the Company and ATIC owned 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

Class A Preferred Shares. The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GLOBALFOUNDRIES and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event (as defined below). The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. In the event of the liquidation, dissolution or winding up of GLOBALFOUNDRIES (Liquidation Event), each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GLOBALFOUNDRIES, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an initial public offering of GLOBALFOUNDRIES (IPO) or (ii) a change of control transaction of GLOBALFOUNDRIES. The “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. The Class A Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class A Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class B Preferred Shares. The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GLOBALFOUNDRIES for purposes of dividends, distributions and upon a Liquidation Event. Each Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B

Preferred Shares or upon conversion of the Class B Preferred Shares. In the event of a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GLOBALFOUNDRIES. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GLOBALFOUNDRIES, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GLOBALFOUNDRIES. The “Class B Conversion Rate” is be 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. The Class B Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class B Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when the Company have secured for GLOBALFOUNDRIES certain rights under its existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GLOBALFOUNDRIES’ Board of Directors determines that GLOBALFOUNDRIES no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GLOBALFOUNDRIES and rank subordinated in right of payment to any current or future senior indebtedness of GLOBALFOUNDRIES. The Class A Notes are not redeemable by GLOBALFOUNDRIES without the noteholder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GLOBALFOUNDRIES Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GLOBALFOUNDRIES to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) a GLOBALFOUNDRIES initial public offering, (ii) certain change of control transactions of GLOBALFOUNDRIES or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GLOBALFOUNDRIES and rank subordinated in right of payment to any current or future senior indebtedness of GLOBALFOUNDRIES. The Class B Notes are not redeemable by GLOBALFOUNDRIES without the noteholder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GLOBALFOUNDRIES Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GLOBALFOUNDRIES to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GLOBALFOUNDRIES Class B Preferred Shares upon the earlier of (i) a GLOBALFOUNDRIES initial public offering, (ii) certain change of control transactions of GLOBALFOUNDRIES or (iii) the close of business on the business day immediately preceding the maturity date.

For accounting purposes, the Company consolidates the accounts of GLOBALFOUNDRIES as required by FIN 46R. Based on the structure of the transaction, pursuant to the guidance in FIN 46R, GLOBALFOUNDRIES is a variable-interest entity, and the Company is deemed to be the primary beneficiary and is, therefore, required to consolidate the accounts of GLOBALFOUNDRIES. Pursuant to the requirements of SFAS 160, which the Company applied as of the beginning of fiscal 2009, ATIC’s noncontrolling interest, represented by its equity interests in GLOBALFOUNDRIES, is presented outside of stockholders’ equity in its condensed consolidated balance sheet due to the right that ATIC has to put those securities back to us in the event of a change of control of AMD during the two years following the Closing. The Company’s net income (loss) attributable to its common stockholders per share consists of its consolidated net income (loss), as adjusted for (i) the portion of GLOBALFOUNDRIES’ earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GLOBALFOUNDRIES’ Class A Preferred Shares (16.7% as of March 28, 2009), and (ii) the non-cash accretion on GLOBALFOUNDRIES’ Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GLOBALFOUNDRIES’ Class A Preferred Shares (83.3% as of March 28, 2009).

The table below reflects the changes in noncontrolling interest during the quarter ended March 28, 2009.

Noncontrolling interest
(in millions)
Balance at December 27, 2008	$169
Income attributable to Leipziger Messe	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	(173)
ATIC Contribution
Class A Preferred Shares	218
Class B Preferred Shares	873
GLOBALFOUNDRIES net loss attributed to noncontrolling interest	(10)
Class B preferred share accretion	8

Balance at March 28, 2009	$1,089

For the quarter ended March 29, 2008, the noncontrolling interest income recorded in the Company’s condensed consolidated statement of operations was $13 million. This noncontrolling interest related to the guaranteed rate of return of between 11 and 13 percent for the unaffiliated partner contributions in AMD Fab 36 KG.

At the Closing, AMD, ATIC and GLOBALFOUNDRIES also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of each of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GLOBALFOUNDRIES. The initial GLOBALFOUNDRIES board of directors (GLOBALFOUNDRIES Board) consists of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GLOBALFOUNDRIES shareholder may designate may decrease according to the percentage of GLOBALFOUNDRIES’ shares it owns on a fully diluted basis.

Pursuant to the Shareholders’ Agreement, GLOBALFOUNDRIES is not allowed to take certain corporate actions without unanimous GLOBALFOUNDRIES Board approval. The Shareholders’ Agreement sets forth procedures by which any deadlock with respect to matters requiring GLOBALFOUNDRIES Board approval is to be resolved.

Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GLOBALFOUNDRIES securities (valued at their fair market value) held by ATIC and its permitted transferees to the Company in exchange for cash, or if a change of control of AMD occurs after a specified event, ATIC will have the option to purchase in cash any or all of GLOBALFOUNDRIES securities (valued at their fair market value) held by the Company and its permitted transferees.

Funding Agreement. The Funding Agreement provides for the future funding of GLOBALFOUNDRIES and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over the next five years. The Company has the right, but not the obligation, to provide additional future capital to GLOBALFOUNDRIES in an amount pro rata to its interest in the fully converted ordinary shares of GLOBALFOUNDRIES.

At each equity funding, the equity securities to be issued by GLOBALFOUNDRIES will consist of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. Rather than issuing Preferred Shares, GLOBALFOUNDRIES may, in certain circumstances, issue additional Class A Notes and Class B Notes to ATIC in those same proportions in connection with future funding. The aggregate amount of equity funding to be provided by the shareholders in any fiscal year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GLOBALFOUNDRIES. In addition, GLOBALFOUNDRIES is required to obtain specified third-party debt in any given fiscal year, as set forth in its five-year capital plan. To the extent that GLOBALFOUNDRIES obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. To the extent that GLOBALFOUNDRIES is not able to obtain the full amount of third-party debt, ATIC is not obligated to make up the difference. To the extent the Company chooses not to participate in an equity financing of GLOBALFOUNDRIES, ATIC is obligated to purchase its share of GLOBALFOUNDRIES securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions including the accuracy of GLOBALFOUNDRIES’ representations and warranties in the Funding Agreement, the absence of a material adverse effect on GLOBALFOUNDRIES or AMD and the absence of a material breach or default by GLOBALFOUNDRIES or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

Wafer Supply Agreement. The Wafer Supply Agreement governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES. Pursuant to the Wafer Supply Agreement, the Company purchases, subject to limited exceptions, all of its microprocessor unit (MPU) product requirements from GLOBALFOUNDRIES. If the Company acquires a third-party business that manufactures MPU products, it will have up to two years to transition the manufacture of such MPU products to GLOBALFOUNDRIES. In addition, once GLOBALFOUNDRIES establishes a 32nm-qualified process, the Company will purchase from GLOBALFOUNDRIES, where competitive, specified percentages of its graphics processor unit (GPU) requirements at all process nodes, which percentages will increase linearly over a five-year period. At its request, GLOBALFOUNDRIES will also provide sort services to the Company on a product-by-product basis.

The Company will provide GLOBALFOUNDRIES with product forecasts of its MPU and GPU product requirements. The price for MPU products is related to the percentage of our MPU-specific total cost of goods sold. The price for GPU products will be determined by the parties when GLOBALFOUNDRIES is able to begin manufacturing GPU products for the Company.

The Wafer Supply Agreement is in effect through May 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GLOBALFOUNDRIES has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement.

3. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units of continuing operations for the quarter ended March 28, 2009 and March 29, 2008, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Cost of sales	$1	$3
Research and development	9	15
Marketing, general, and administrative	11	2

Total stock-based compensation expense	21	20
Tax benefit	—	—

Stock-based compensation expense, net of tax	$21	$20

For the quarter ended March 28, 2009, the Company did not have employee stock-based compensation expense for discontinued operations. For the quarter ended March 29, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million.

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
Expected volatility	82.70%	68.54%
Risk-free interest rate	1.14%	2.55%
Expected dividends	0.00%	0.00%
Expected life (in years)	3.67	3.19

For the quarters March 28, 2009 and March 29, 2008, the Company granted 1,104,034 and 9,533,876 employee stock options, respectively, with average estimated grant date fair values of $1.35 and $3.03, respectively.

Restricted Stock Units and Awards. For the quarters March 28, 2009 and March 29, 2008, the Company granted 199,650 and 490,784 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $2.41 and $6.40, respectively.

4. Goodwill and Acquisition Related Intangible Assets

The carrying amount of goodwill for the Graphics segment as of March 28, 2009 and December 27, 2008, was $323 million.

The changes in the balances of acquisition related intangible assets for the quarter ended March 28, 2009 and the net book value of acquisition related intangible assets at March 28, 2009 were as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
Intangible Assets, Net December 27, 2008	$2	$83	$62	$21	$168
2009 amortization expense	(1)	(8)	(8)	(1)	(18)

Intangible Assets, Net March 28, 2009	$1	$75	$54	$20	$150

Weighted average amortization period (in months)	50	60	48	84

Estimated future amortization expense related to acquisition related intangible assets is as follows:

Fiscal year		(In millions)
Remaining	2009	$52
	2010	61
	2011	29
	2012	4
Thereafter		4

Total		$150

5. Net Income (Loss) Attributable to AMD Common Stockholders Per Share

Basic net income (loss) attributable to AMD Common Stockholders per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) attributable to AMD Common Stockholders per share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Potential dilutive common shares include stock options, restricted stock awards, and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) attributable to AMD Common Stockholders per share:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions except per share data)
Numerator:
Net income (loss)	$(414)	$(351)
Net (income) loss attributable to noncontrolling interest	6	(13)
Class B preferred share accretion	(8)	—

Numerator for basic and diluted net income (loss) attributable to AMD common stockholders	$(416)	$(364)

Numerator for basic and diluted income (loss) attributable to AMD common stockholders from continuing operations	$(416)	$(334)
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations	$—	$(30)
Denominator:
Denominator for basic net income (loss) attributable to AMD common stockholders per share - weighted-average shares	626	606
Effect of dilutive potential common shares	—	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share - weighted-average shares	626	606

Basic and diluted income (loss) attributable to AMD common stockholders from continuing operations per share	$(0.66)	$(0.55)
Basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations per share	$—	$(0.05)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.66)	$(0.60)

Potential common shares (i) from outstanding stock awards totaling approximately 67 million, (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 totaling 75 million and (iii) issuable upon exercise of the Warrants totaling 35 million for the first quarter of 2009 were not included in the net loss attributable to AMD common stockholders per share calculation because their inclusion would have been anti-dilutive.

Potential common shares from outstanding stock awards totaling approximately 60 million along with approximately 75 million common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 for the first quarter of 2008 were not included in the net loss attributable to AMD common stockholders per share calculation because their inclusion would have been anti-dilutive.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

As of December 27, 2008, the Company had two reportable segments:

the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate its graphics technology.

In the first quarter of 2009, the Company consummated the GLOBALFOUNRDIES manufacturing joint venture transaction and started using the following three reportable segments:

the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate its graphics technology; and

the Foundry segment, which includes the operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GLOBALFOUNDRIES from March 2, 2009 onward.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, profit sharing expense, restructuring charges and, impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category.

Starting in the first quarter of 2009, the Company also has an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment for the quarter ended March 28, 2009. Information for prior periods has not been recast to reflect the segment changes noted above because it is not practicable to do so.

Quarter Ended
March 28, 2009
(In millions)
Net revenue:
Computing Solutions	$938
Graphics	222
Foundry	283
All Other	17
Intersegment Eliminations	(283)

Total net revenue	$1,177

Operating income (loss):
Computing Solutions	$(35)
Graphics	1
Foundry	(132)
All Other	(124)
Intersegment Eliminations	(8)

Total operating income (loss)	$(298)

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters ended March 28, 2009 and March 29, 2008, applying the segment structure that was in place as of December 27, 2008:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Net revenue:
Computing Solutions	$938	$1,194
Graphics	222	262
All Other	17	31

Total net revenue	$1,177	$1,487

Operating income (loss):
Computing Solutions	$(161)	$(164)
Graphics	(5)	13
All Other	(132)	(83)

Total operating income (loss)	$(298)	$(234)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Net income (loss) attributable to AMD common stockholders	$(416)	$(358)
Net change in unrealized gains (losses) on available-for-sale securities	—	(20)
Net change in unrealized gains (losses) on cash flow hedges	5	5
Net change in minimum pension liability	4	—

Other comprehensive income (loss)	9	(15)

Total comprehensive income (loss)	$(407)	$(373)

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on the Company’s consolidated balance sheet was for $28 million, which represented the amount of silent partnership contributions that AMD Fab 36 KG Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe, excluding the guaranteed rate of return. At the Closing of the GLOBALFOUNDRIES transaction, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership contributions in AMD Fab 36 KG held by Leipziger Messe. Accordingly, no incremental liabilities were recorded on the Company’s condensed consolidated balance sheet as of the end of the first quarter of 2009.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008. In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. Pursuant to the partnership agreements of AMTC and BAC, the commencement of insolvency proceedings constituted an event of default which gave AMD and Toppan the right to expel Qimonda from the joint ventures. In March 2009, AMD and Toppan expelled Qimonda as a limited partner from the AMTC and BAC joint ventures, and, accordingly, became the only remaining joint venture partners. In agreement with the Qimonda preliminary insolvency administrator, AMD, Toppan, Qimonda and the AMTC and BAC joint ventures executed a divestiture agreement regarding, among other things, the compensation to be paid to Qimonda for its limited partnership interest as a result of its expulsion from the joint ventures. The Company’s obligations with respect to the compensation are not material.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $35 million was outstanding as of March 28, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of March 28, 2009, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $8 million. The Company’s maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee would be approximately $62 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $69 million was outstanding as of March 28, 2009. With the lenders’ consent, AMTC may request that the loan amount be increased by an additional amount of euro (equivalent to approximately $53 million as of March 28, 2009). The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. Pursuant to a guarantee agreement, AMD and Toppan guarantee one third of AMTC’s outstanding loan balance under the revolving credit facility, and Qimonda provided cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement As of March 28, 2009, the Company’s potential obligation under this guarantee was the equivalent of $23 million plus the Company’s portion of accrued interest and expenses. The Company’s maximum potential liability under this guarantee in the event the AMTC revolving credit facility is increased as set forth above would be approximately $30 million plus the Company’s portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated this guarantee under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and concluded it was immaterial to the Company’s financial position or results of operations.

Under the AMTC revolving credit facility, Qimonda’s application for insolvency is considered an event of default and upon the demand of two thirds of the lenders, all the amounts outstanding under the credit facility may be immediately due and payable. The AMTC has received a waiver from the lenders to waive the event of default until May 29, 2009. In addition, the Company expects that the AMTC credit facility will be amended to reflect Qimonda’s expulsion from the joint ventures. Under the BAC term loan, an insolvency of a partner does not constitute an event of default. However, an event of default may be triggered under the BAC term loan under certain circumstances, such as an event that results in a material adverse effect on the joint venture, or if a partner ceases to continue its business or does not fulfill certain material obligations. In the event the AMTC credit facility is called, the Company believes that the lenders under the BAC term loan will also call the BAC term loan and that the Company will be obligated to perform under the rental guarantee. As a result of Qimonda’s expulsion from the joint ventures, AMD and Toppan are reviewing the business plans and operations of the AMTC and BAC joint ventures.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, the Company incurred a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009.

Warranties and Indemnities

The Company generally warrants that microprocessor products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to its approved specifications. Subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers of all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

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

Changes in the Company’s potential liability for product warranty during the quarters ended March 28, 2009 and March 29, 2008 are as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Balance, beginning of year	$19	$15
New warranties issued during the year	6	17
Settlements during the year	(8)	(3)
Changes in liability for pre-existing warranties during the year, including expirations	(1)	(4)

Balance, end of the period	$16	$25

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

9. Income Tax

The Company recorded an income tax provision of $116 million in the first quarter of 2009 and less than $1 million in the first quarter of 2008.

The income tax provision recorded in the first quarter of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of the Company’s ownership interests in its Dresden Subsidiaries to GLOBALFOUNDRIES. The income tax provision in the first quarter of 2008 was due to foreign taxes in profitable locations offset by immaterial discrete tax benefits.

As of March 28, 2009, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 28, 2009 in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $20 million during the quarter primarily due to the reversal of unrecognized tax benefits for German net operating loss carryovers resulting from the formation of GLOBALFOUNDRIES. The change in gross unrecognized tax benefits decreased income taxes in the first quarter of 2009 by $18 million.

During the 12 months beginning March 29, 2009 the Company expects to reduce its unrecognized tax benefits by approximately $83 million as a result of the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

10. Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

		Fair value measurement at reporting dates using
	March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds(1)	$1,732	$1,732	$—	$—
Commercial paper(2)	332	—	332	—
Time deposits(3)	339	—	339	—
Auction rate securities(4)	158	—	—	158
UBS put option(5)	10	—	—	10
Marketable equity securities(6)	1	1	—	—
Foreign currency derivative contracts(7)	(21)	—	(21)	—

	December 27, 2008
Money market mutual funds(1)	$576	$576	$—	$—
Commercial paper(2)	18	—	18	—
Time deposits(3)	236	—	236	—
Auction rate securities(4)	160	—	—	160
UBS put option(5)	11	—	—	11
Marketable equity securities(6)	5	5	—	—
Foreign currency derivative contracts(7)	(36)	—	(36)	—

(1)

At March 28, 2009, $1,702 million included in cash and cash equivalents and $30 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $547 million included in cash and cash equivalents and $29 million included in other assets on the Company’s consolidated balance sheet.

(2)

At March 28, 2009, $201 million included in cash and cash equivalents, $129 million included in marketable securities and $2 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $16 million included in cash and cash equivalents and $2 million included in other assets on the Company’s consolidated balance sheet.

(3)

At March 28, 2009, $309 million included in cash and cash equivalents and $30 million included in marketable securities on the Company’s condensed consolidated balance sheet. At December 27, 2008, $236 million included in cash and cash equivalents on the Company’s consolidated balance sheet.

(4)

At March 28, 2009, $158 million included in marketable securities on the Company’s condensed consolidated balance sheet and includes $86 million of securities classified as available-for-sale and $72 million as trading securities. At December 27, 2008, $160 million included in marketable securities on the Company’s consolidated balance sheet and includes $89 million of securities classified as available-for-sale and $71 million as trading securities.

(5)

At March 28, 2009, $10 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $11 million included in other assets on the Company’s consolidated balance sheet.

(6)

At March 28, 2009, $1 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $3 million included in marketable securities and $2 million included in other assets on the Company’s consolidated balance sheet.

(7)

At March 28, 2009, $21 million included in accrued liabilities on the Company’s condensed consolidated balance sheet. All contracts are in a loss position. At December 27, 2008, $36 million included in accrued liabilities on the Company’s consolidated balance sheet and includes $42 million of contracts that are in a loss position and $6 million of contracts that are in a gain position.

The Company measures its cash equivalents, marketable securities, the UBS put option and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate security (ARS) investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within six months, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company’s investments in ARS include approximately $124 million of student loan ARS, $32 million of municipal and corporate ARS and $2 million ARS in preferred shares of closed end mutual funds. Approximately 80 percent of the Company’s ARS holdings are AAA rated investments and all the $124 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

The recent uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analyses. The outcomes of these activities indicated that the fair value of the ARS remained consistent with the fair value as of December 27, 2008.

The significant inputs and assumptions used by the Company in the discounted cash flow model to determine the fair value of its ARS, as of March 28, 2009, were as follows:

•

The discount rate was determined based on the average one-year LIBOR (2.03%) during the first quarter of 2009, adjusted by 221 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, the discount rate was adjusted for a liquidity discount of 90 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

The Company assigned an additional credit risk discount of 200 bps to the discount rate for all ARS that are not backed by the federal government. The total carrying value as of March 28, 2009 of investments not backed by the federal government was approximately $32 million.

•

The Company applied the discount rate over the expected life of the estimated cash flows of the ARS (17 years). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. In accounting for the put option, the Company made the fair value accounting election as permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Accordingly, the Company initially recorded the put option at its estimated fair value as an other asset on the Company’s consolidated balance sheet, with the corresponding gain recorded in the earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded a loss of $1 million during the three months ended March 28, 2009 to reflect the change in fair value of the put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of March 28, 2009, are as follows:

•

The discount rate was determined based on the one-year LIBOR (2.01%), adjusted by 229 basis points (bps) to reflect the credit risk associated with the UBS put option. The 229 bps represents the current credit default swap rate for UBS.

•

The Company applied the discount rate over the expected life of the estimated cash flows of the put option (15 months). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments and the put option could be significantly higher or lower than the fair value determined by the Company as of March 28, 2009.

As of March 28, 2009, the Company classified its investments in ARS as current assets because it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months. Although there may not be successful future auctions, the Company reasonably expects there to be other channels through which it reasonably expects to sell the ARS. Specific factors the Company considered in determining that its ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	The Company has had redemptions, at par, totaling $29 million throughout the period of failed auctions.

•

The Company is receiving above market rates of interest on the ARS without any default. The Company believes the issuers have an incentive to refinance because of higher interest rates compared with market rates demonstrated by redemptions the Company received throughout the period of failed auctions.

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

With respect to $82 million (par value) of its ARS holdings, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

Reconciliation of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Quarter Ended March 28, 2009:
	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance, December 27, 2008	$160	$11
Redemption at par	(3)	—
Change in fair value	1	(1)
Ending balance, March 28, 2009	$158	$10

Gain (loss) for period included in earnings attributable to the level 3 financial assets still held at March 28, 2009.	$1	$(1)

Total financial assets at fair value classified within Level 3 were 2 percent of total assets on the Company’s condensed consolidated balance sheet as March 28, 2009.

Quarter Ended March 29, 2008
Auction Rate Securities
(In millions)
Beginning balance, December 29, 2007	$—
Transfers into Level 3	210
Redemption at par	(8)

Ending balance, March 29, 2008	$202

Total financial assets at fair value classified within Level 3 were 1.8 percent of total assets on the Company’s condensed consolidated balance sheet as of March 29, 2008.

11. Restructuring

In the second and fourth quarters of 2008, the Company initiated restructuring plans to reduce its cost structure. Both plans primarily involved the termination of employees. The restructuring plan initiated in the fourth quarter of 2008 involved cost reduction actions that either took place during the fourth quarter of 2008 and the first quarter of 2009, and to a lesser extent will continue to take place during the remainder of 2009.

The restructuring charges recorded in conjunction with the plan initiated during the second quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits and costs to terminate a contract. This plan was substantially completed during the fourth quarter of 2008.

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the first quarter of 2009, the Company recorded restructuring charges related to this plan of approximately $55 million. The Company anticipates this plan to be substantially completed during 2009.

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in the Company’s condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through March 28, 2009:

	December 27, 2008	March 28, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$47
Contract or program terminations	4	13	17
Asset impairments	18	10	28
Facility consolidations and closures	6	7	13

Total	$50	$55	$105

The following table provides a reconciliation of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(In millions)
Balance December 27, 2008	$14	$9
Charges	25	30
Cash payments	(23)	(9)
Non-cash charges	—	(4)

Balance March 28, 2009	$16	$26

In December 2002, the Company initiated a restructuring plan (the 2002 Restructuring Plan) to further align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to its Sunnyvale, California site, the Company entered into a sublease agreement for a portion of these facilities with Spansion, Inc. On March 1, 2009, Spansion filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion filed a motion in that proceeding in which it indicated that it does not intend to perform its obligations under its sublease agreement with the Company. As a result of this and the Company’s ongoing assessment of the restructuring accrual, the Company recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in its condensed consolidated statement of operations. The Company anticipates these amounts will be paid through 2011.

The following table provides a reconciliation of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(4)

Balance March 28, 2009	$33

12. Disposition of Assets

In the first quarter of 2009, the Company completed the sale of certain graphics and multimedia technology assets and intellectual property that were formerly part of its Handheld business unit to Qualcomm Incorporated for approximately $65 million in cash. In addition, certain employees of the Handheld business became employees of Qualcomm. The assets the Company sold to Qualcomm had a carrying value of approximately $32 million and were classified as assets held for sale and included in the caption “Prepaid expenses and other current assets” in the Company’s 2008 consolidated balance sheet. As a result of the sale transaction the Company recognized a gain of $28 million. As part of the Company’s agreement with Qualcomm, the Company retained the AMD Imageon™ media processor brand and the rights to continue selling the products that were part of the Handheld business unit. The Company intends to support existing handheld products and customers through the current product lifecycles. However, the Company currently does not intend to develop any new handheld products beyond those already committed.

13. Receivable financing arrangement Classified as Other Short-Term Obligations

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of March 28, 2009, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, pursuant to the requirements of EITF Issue No. 88-18, Sales of Future Revenue, the Company classified funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from the distributors. As of March 28, 2009, $134 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on the Company’s condensed consolidated balance sheets and is not considered a cash commitment.

14. Accrued Liabilities

The Company’s accrued liabilities at the quarters ended March 28, 2009 and December 27, 2008 were as follows:

	March 28, 2009	December 27, 2008
	(In millions)
Marketing program and advertising expenses	$186	$216
Software technology licenses payables	65	87
Interest payables	90	77
Others	343	405

	$684	$785

15. Accounting changes — Convertible Debt instruments

In the first quarter of 2009, the Company adopted FSP APB 14-1 and modified its accounting for the 6.00% Notes. To retrospectively apply this FSP, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

In November 2008, the Company repurchased $60 million in principal value of its 6.0% Notes ($54 million, net of unamortized debt discount) in an open market transaction for approximately $21 million, resulting in a gain of $39 million under accounting guidance prevailing at that time. Under the provisions of FSP APB 14-1, the Company allocated $6 million of the $21 million to the equity component and $27 million to the debt component, which resulted in a gain of approximately $27 million.

In February 2009, the Company repurchased $158 million in principal value of its 6.00% Notes ($143 million, net of unamortized debt discount) in open market transactions for approximately $57 million. Under the provisions of FSP APB 14-1, the Company allocated $24 million of the $57 million to the equity component and $33 million to the debt component, which resulted in a gain of approximately $108 million.

The effect of retrospective application of the FSP on retained earnings as of December 27, 2008 was $53 million. In the first quarter of 2009, the effect of applying the provisions of FSP APB 14-1 was (i) an increase in non-cash interest expense of approximately $6 million, which represents accretion of the unamortized debt discount associated with the 6.00% Notes for the first quarter of 2009 and (ii) an increase in other income (expense) of $9 million, which represents the difference in accounting for the gain on the debt repurchase under prior accounting compared with accounting pursuant to this FSP. There was no net deferred tax impact as a result of the adoption of FSP APB 14-1 due to the Company’s full valuation allowance.

The following tables show the other information related to the 6.0% Notes required to be disclosed under FSP APB 14-1.

Information related to equity and debt components

	March 28, 2009	December 27, 2008
	(In millions)
Carrying amount of the equity component	$238	$262
Principal amount of the Notes	1,982	2,140
Unamortized discount (1)	(190)	(212)
Net carrying amount	$1,792	$1,928

(1)	As of March 28, 2009, the remaining period over which the unamortized discount will be amortized is 73 months.

Information related to interest rates and expense

(Millions except percentages)

	Quarter Ended
	March 28, 2009	March 29, 2008
	(Unaudited)	(Unaudited)
Effective interest rate	8%	8%
Interest cost related to contractual interest coupon	$31	$33
Interest cost related to amortization of the discount	$6	$6

The following tables show the financial statement line items affected by retrospective application of FSP APB 14-1 on the affected financial statement line items for the periods indicated:

	Consolidated Statements of Operations (Millions except per share data)
	(Years Ended)
	December 27, 2008			December 29, 2007
	As Adjusted under FSP APB 14-1	As Reported	Effect of Change	As Adjusted under FSP APB 14-1	As Reported	Effect of Change
Interest expense	$(391)	$(366)	$(25)	$(383)	$(367)	$(16)
Other income (expense), net	(44)	(31)	(13)	(162)	(162)
Income (loss) before income taxes	(2,351)	(2,313)	(38)	(2,782)	(2,766)	(16)
Income (loss) from continuing operations	(2,419)	(2,381)	(38)	(2,809)	(2,793)	(16)
Net income (loss)	(3,103)	(3,065)	(38)	(3,360)	(3,344)	(16)
Net income (loss) attributable to AMD common stockholders	(3,136)	(3,098)	(38)	(3,395)	(3,379)	(16)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(4.04)	$(3.98)	$(0.06)	$(5.10)	$(5.07)	$(0.03)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(5.16)	$(5.10)	$(0.06)	$(6.09)	$(6.06)	$(0.03)
Shares used in per share calculation
Basic and diluted	607	607		558	558

	Condensed Consolidated Statements of Operations
	(Quarter Ended March 29, 2008)
	(In millions)
	As Adjusted under FSP APB 14-1	As Reported	Effect of Change
Interest expense	$(101)	$(95)	$(6)
Other income (expense), net	(1)	(1)
Income (loss) before income taxes	(321)	(315)	(6)
Income (loss) from continuing operations	(321)	(315)	(6)
Net income (loss)	(351)	(345)	(6)
Net income (loss) attributable to AMD common stockholders	(364)	(358)	(6)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(0.55)	$(0.54)	$(0.01)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(0.60)	$(0.59)	$(0.01)
Shares used in per share calculation
Basic and diluted	606	606

	Consolidated Balance Sheets December 27, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
	(In millions)
Other assets	$506	$509	$(3)
Total assets	7,672	7,675	(3)
Long-term debt and capital lease obligation, less current portion (1)	4,490	4,702	(212)
Stockholders’ equity:
Capital in excess of par value (2)	6,361	6,099	262
Retained earnings (deficit) (3)	(6,251)	(6,198)	(53)
Total stockholders’ equity (deficit)	127	(82)	209
Total liabilities and stockholders’ equity (deficit)	$7,672	$7,675	$(3)

(1)	The effect of the change on long-term debt at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), less amortization of the discount from the issuance date ($41 million) and the amount of the debt discount written off in connection with the November 2008 repurchase of the 6.00% Notes allocated to the debt component ($6 million).

(2)	The effect of the change on paid-in capital at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), and the cost of the November 2008 repurchase of the 6.00% Notes allocated to the equity component ($6 million) less the portion of the original debt issuance costs in proportion to amounts allocated to equity ($3 million).

(3)	The effect of the change on retained earnings (deficit) at December 27, 2008 includes the amortization of the discount from the issuance date ($41 million) and an adjustment to the previously reported gain on the November 2008 repurchase of the 6.00% Notes ($12 million).

16. Hedging Transactions and Derivative Financial Instruments

The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all AMD consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company uses foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. The Company designates these contracts as cash flow hedges of forecasted expenses and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is recorded in earnings immediately.

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in the euro and Canadian dollar. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is recorded in earnings immediately.

The following table shows the amount of loss included in other comprehensive income, the amount of loss reclassified from other comprehensive loss and included in the Company’s condensed consolidated statement of operations, and the fair value amounts included in accrued liabilities related to foreign currency forward contracts designated as cash flow hedges for the first quarter of 2009. The table also includes the amount of loss included in other income (expense) related to contracts not designated as hedging instruments for the quarter ended March 28, 2009.

	Location of gain/(loss)	Amount of gain /(loss) during quarter ended March 28, 2009	Fair value included in accrued liabilities
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments			$(21)
	Other comprehensive income	$(7)
	Cost of sales	$(13)
	Research and development	$(4)
	Marketing, general and administrative	$(3)
Contracts not designated as hedging instruments
	Other income (expense), net	$(40)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis. At March 28, 2009 there were no foreign currency contracts outstanding for the purpose of economically hedging recognized foreign currency exposures.

By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. The Company minimizes counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions of investment grade credit rating. As of March 28, 2009, all of the Company’s outstanding contracts are in a loss position, effectively eliminating counterparty credit risk. As of March 28, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $173 million. All the contracts mature within 12 months and the amounts recorded in other comprehensive income are expected to be recognized during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our products; the growth and competitive landscape of the markets in which we participate; the credit market crisis and other macro-economic challenges currently affecting the global economy which continues to adversely impact end-user demand for computers and other information technology (IT) products; our cost reduction efforts and related restructuring charge; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our aggregate contractual obligations; the AMTC and BAC joint ventures; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and transition to more advanced manufacturing process technologies, consistent with our current plans; (6) our ability to make additional investment in research and development and that such opportunities will be available; and (7) the expected demand for computers. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (5) that we may be unable to develop, launch and ramp new products and technologies in the volumes required by the market at mature yields on a timely basis; (6) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way; (7) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; (8) that demand for computers will be lower than currently expected; (9) that we may under-utilize GLOBALFOUNDRIES’ and our own manufacturing facilities; and (10) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 51 and the “Financial Condition” section beginning on page 39 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, AMD Opteron, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 27, 2008 and December 29, 2007, and for each of the three years in the period ended December 27, 2008 as filed in our Annual Report on
Form 10-K for the year ended December 27, 2008.

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook PCs, professional workstations and servers; and

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs and professional workstations, servers and technology for game consoles.

On October 6, 2008, we entered into a Master Transaction Agreement, which was further amended on December 5, 2008, with Advanced Technology Investment Company LLC, a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi (ATIC), and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which AMD and ATIC agreed to form a manufacturing joint venture, initially named The Foundry Company and later renamed GLOBALFOUNDRIES Inc., an exempted company incorporated under the laws of the Cayman Islands. On March 2, 2009, AMD, ATIC and WCH consummated the transactions contemplated by the Master Transaction Agreement (the Closing). In connection with the Closing, we contributed to GLOBALFOUNDRIES specified front end wafer manufacturing assets and intellectual property.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries as well as GLOBALFOUNDRIES and its consolidated subsidiaries, including a discussion of our results of operations for the first quarter of 2009 compared to the first quarter of 2008 and the fourth quarter of 2008, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we are required to consolidate the accounts of GLOBALFOUNDRIES pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R). References in this report to “us,” “our,” “AMD,” or “the Company” include these consolidated operating results.

Net revenue in the first quarter of 2009 was $1.2 billion, approximately flat compared to the fourth quarter of 2008 and a 21 percent decrease compared to the first quarter of 2008. Compared to the fourth quarter of 2008, a 7 percent increase in Computing Solutions net revenue during the first quarter of 2009 was offset by an 18 percent decrease in Graphics net revenue. Net revenue in the first quarter of 2009 decreased compared to the first quarter of 2008 primarily due to a decline in both microprocessor and GPU unit shipments as well as a decrease in microprocessor average selling prices. Unit shipments declined primarily due to the credit market crisis and other macro-economic challenges currently affecting the global economy which continues to adversely impact end-user demand for computers and other IT products.

Gross margin, as a percentage of net revenue for the first quarter of 2009 was 43 percent, a 20 percent increase compared to 23 percent in the fourth quarter of 2008 and a 1 percent increase compared to 42 percent in the first quarter of 2008. However, during the fourth quarter of 2008, we experienced a large incremental write-down of inventory due to a weak economic outlook. This $227 million incremental inventory write-down negatively impacted gross margin in the fourth quarter 2008 by 20 percentage points. A portion of this inventory was sold in the first quarter of 2009, which benefited gross margin by $64 million, or 5 percentage points. Without the impact of the incremental write-down of inventory in the fourth quarter 2008 and the benefit from the sale of a portion of that inventory in the first quarter of 2009, gross margin in the first quarter of 2009 would have declined 5 percentage points compared to the fourth quarter of 2008, primarily due to underutilization of front end wafer manufacturing assets.

Our operating loss for the first quarter of 2009 was $298 million compared to $1.3 billion in the fourth quarter of 2008 and $234 million in the first quarter of 2008. The improvement in operating performance for the first quarter of 2009 compared to the fourth quarter of 2008 was primarily due to impairment charges for goodwill and acquired intangible assets in the fourth quarter of 2008, which did not recur in the first quarter of 2009. The decline in operating performance in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to lower revenue due to a significant decline in unit shipments and lower microprocessor average selling prices.

Despite the global macroeconomic challenges which continued to impact our results in the first quarter of 2009, we had a number of positive achievements. In addition to consummating the GLOBALFOUNDRIES manufacturing joint venture transaction, we continued to make progress towards reducing our costs. In the first quarter of 2009 we implemented additional headcount reductions, primarily focused on our back-end manufacturing and sales, marketing and general and administrative functions. We also implemented temporary salary reductions for employees in the United States and Canada and suspended certain employee benefits such as our 401(k) plan matching program.

In addition, we continued to meet our major engineering roadmap milestones. In January 2009, we launched a number of new products and technologies, including the “Yukon” platform for ultrathin notebooks, the “Dragon” desktop platform and our next generation of graphics processors for notebooks, the ATI Mobility Radeon HD 4000 series of products. Also, in January 2009, we introduced the 45 nanometer AMD Phenom II 9000 series of microprocessors which are true quad-core processors designed for high performance desktop PCs.

Our cash, cash equivalents and marketable securities as of March 28, 2009 was $2.7 billion compared to $1.1 billion in the fourth quarter of 2008. The increase in our cash, cash equivalents and marketable securities was due to the consummation of the GLOBALFOUNDRIES manufacturing joint venture transaction, and of the $2.7 billion, $1.1 billion constituted GLOBALFOUNDRIES cash and cash equivalents.

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

GLOBALFOUNDRIES

On March 2, 2009, we, ATIC and WCH consummated the transactions contemplated by the Master Transaction Agreement and formed GLOBALFOUNDRIES. At the Closing, we contributed certain assets and liabilities to GLOBALFOUNDRIES, including, among other things, shares of the groups of German subsidiaries owning Fab 30/38 and Fab 36 (Dresden Subsidiaries), certain manufacturing assets, owned real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio and intellectual property and technology, rights under certain material contracts and authorizations necessary for GLOBALFOUNDRIES to carry on its business, in exchange for GLOBALFOUNDRIES securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GLOBALFOUNDRIES. ATIC contributed $1.4 billion of cash to GLOBALFOUNDRIES in exchange for GLOBALFOUNDRIES securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to us in exchange for the transfer by us of 700,000 GLOBALFOUNDRIES Class B Preferred Shares.

At the Closing, we also issued to WCH, for an aggregate purchase price of $125 million 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are exercisable after the earlier of (i) public ground-breaking of GLOBALFOUNDRIES’ planned manufacturing facility in New York and (ii) March 2, 2011. The Warrants expire on March 2, 2019.

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC paid and the securities that they received are as follows:

•	Cash paid by WCH to AMD for the purchase of 58 million shares of AMD common stock and Warrants: $125 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for the aggregate principal amount of Class A Notes, which are convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for the aggregate principal amount of Class B Notes, which are convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for 218,190 Class A Preferred Shares: $218 million;

•	Cash paid by ATIC to GLOBALFOUNDRIES for 172,760 Class B Preferred Shares: $173 million;

•	Cash paid by ATIC to AMD for 700,000 Class B Preferred Shares: $700 million.

As of the Closing, AMD and ATIC owned 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

Class A Preferred Shares. The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GLOBALFOUNDRIES and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event (as defined below). The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. In the event of the liquidation, dissolution or winding up of GLOBALFOUNDRIES (Liquidation Event), each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GLOBALFOUNDRIES, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an initial public offering of GLOBALFOUNDRIES (IPO) or (ii) a change of control transaction of GLOBALFOUNDRIES. The “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. The Class A Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class A Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class B Preferred Shares. The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GLOBALFOUNDRIES for purposes of dividends, distributions and upon a Liquidation Event. Each Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B

Preferred Shares or upon conversion of the Class B Preferred Shares. In the event of a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GLOBALFOUNDRIES. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GLOBALFOUNDRIES, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GLOBALFOUNDRIES. The “Class B Conversion Rate” is be 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. The Class B Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class B Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when we have secured for GLOBALFOUNDRIES certain rights under our existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GLOBALFOUNDRIES’ Board of Directors determines that GLOBALFOUNDRIES no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GLOBALFOUNDRIES and rank subordinated in right of payment to any current or future senior indebtedness of GLOBALFOUNDRIES. The Class A Notes are not redeemable by GLOBALFOUNDRIES without the noteholder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GLOBALFOUNDRIES Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GLOBALFOUNDRIES to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) a GLOBALFOUNDRIES initial public offering, (ii) certain change of control transactions of GLOBALFOUNDRIES or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GLOBALFOUNDRIES and rank subordinated in right of payment to any current or future senior indebtedness of GLOBALFOUNDRIES. The Class B Notes are not redeemable by GLOBALFOUNDRIES without the noteholder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GLOBALFOUNDRIES Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GLOBALFOUNDRIES to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GLOBALFOUNDRIES Class B Preferred Shares upon the earlier of (i) a GLOBALFOUNDRIES initial public offering, (ii) certain change of control transactions of GLOBALFOUNDRIES or (iii) the close of business on the business day immediately preceding the maturity date.

For accounting purposes, we consolidate the accounts of GLOBALFOUNDRIES as required by FIN 46R. Based on the structure of the transaction, pursuant to the guidance in FIN 46R, GLOBALFOUNDRIES is a variable-interest entity, and we are deemed to be the primary beneficiary and are, therefore, required to consolidate the accounts of GLOBALFOUNDRIES. Pursuant to the requirements of SFAS 160, which we applied as of the beginning of fiscal 2009, we present ATIC’s noncontrolling interest, represented by its equity interests in GLOBALFOUNDRIES, outside of stockholders’ equity in our condensed consolidated balance sheet due to the right that ATIC has to put those securities back to us in the event of a change of control of AMD during the two years following the Closing. Our net income (loss) attributable to our common stockholders per share consists of our consolidated net income (loss), as adjusted for (i) the portion of GLOBALFOUNDRIES’ earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GLOBALFOUNDRIES’ Class A Preferred Shares (16.7% as of March 28, 2009), and (ii) the non-cash accretion on GLOBALFOUNDRIES’ Class B Preferred Shares attributable to us, based on our proportional ownership interest of GLOBALFOUNDRIES’ Class A Preferred Shares (83.3% as of March 28, 2009).

The table below reflects the changes in noncontrolling interest during the quarter ended March 28, 2009.

Noncontrolling interest
(in millions)
Balance at December 27, 2008	$169
Income attributable to Leipziger Messe	4
Redemption of unaffiliated limited partner, Leipziger Messe	(173)
ATIC Contribution
Class A Preferred Shares	218
Class B Preferred Shares	873
GLOBALFOUNDRIES net loss attributed to noncontrolling interest	(10)
Class B preferred share accretion	8

Balance at March 28, 2009	$1,089

For the quarter ended March 29, 2008, the noncontrolling interest income recorded in the condensed consolidated statement of operations was $13 million. This noncontrolling interest related to the guaranteed rate of return of between 11 and 13 percent for the unaffiliated partner contributions in AMD Fab 36 KG.

At the Closing, AMD, ATIC and GLOBALFOUNDRIES also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of each of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GLOBALFOUNDRIES. The initial GLOBALFOUNDRIES board of directors (GLOBALFOUNDRIES Board) consists of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GLOBALFOUNDRIES shareholder may designate may decrease according to the percentage of GLOBALFOUNDRIES’ shares it owns on a fully diluted basis.

Pursuant to the Shareholders’ Agreement, GLOBALFOUNDRIES is not allowed to take certain corporate actions without unanimous GLOBALFOUNDRIES Board approval. The Shareholders’ Agreement sets forth procedures by which any deadlock with respect to matters requiring GLOBALFOUNDRIES Board approval is to be resolved.

Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GLOBALFOUNDRIES securities (valued at their fair market value) held by ATIC and its permitted transferees to us in exchange for cash, or if a change of control of AMD occurs after a specified event, ATIC will have the option to purchase in cash any or all of GLOBALFOUNDRIES securities (valued at their fair market value) held by us and our permitted transferees.

Funding Agreement. The Funding Agreement provides for the future funding of GLOBALFOUNDRIES and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over the next five years. We have the right, but not the obligation, to provide additional future capital to GLOBALFOUNDRIES in an amount pro rata to our interest in the fully converted ordinary shares of GLOBALFOUNDRIES.

At each equity funding, the equity securities to be issued by GLOBALFOUNDRIES will consist of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. Rather than issuing Preferred Shares, GLOBALFOUNDRIES may, in certain circumstances, issue additional Class A Notes and Class B Notes to ATIC in those same proportions in connection with future funding. The aggregate amount of equity funding to be provided by the shareholders in any fiscal year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GLOBALFOUNDRIES. In addition, GLOBALFOUNDRIES is required to obtain specified third-party debt in any given fiscal year, as set forth in its five-year capital plan. To the extent that GLOBALFOUNDRIES obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. To the extent that GLOBALFOUNDRIES is not able to obtain the full amount of third-party debt, ATIC is not obligated to make up the difference. To the extent we choose not to participate in an equity financing of GLOBALFOUNDRIES, ATIC is obligated to purchase our share of GLOBALFOUNDRIES securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions including the accuracy of GLOBALFOUNDRIES’ representations and warranties in the Funding Agreement, the absence of a material adverse effect on GLOBALFOUNDRIES or AMD and the absence of a material breach or default by GLOBALFOUNDRIES or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

Wafer Supply Agreement. The Wafer Supply Agreement governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES. Pursuant to the Wafer Supply Agreement, we purchase, subject to limited exceptions, all of our microprocessor unit (MPU) product requirements from GLOBALFOUNDRIES. If we acquire a third-party business that manufactures MPU products, we will have up to two years to transition the manufacture of such MPU products to GLOBALFOUNDRIES. In addition, once GLOBALFOUNDRIES establishes a 32nm-qualified process, we will purchase from GLOBALFOUNDRIES, where competitive, specified percentages of our graphics processor unit (GPU) requirements at all process nodes, which percentages will increase linearly over a five-year period. At our request, GLOBALFOUNDRIES will also provide sort services to us on a product-by-product basis.

We will provide GLOBALFOUNDRIES with product forecasts of our MPU and GPU product requirements. The price for MPU products is related to the percentage of our MPU-specific total cost of goods sold. The price for GPU products will be determined by the parties when GLOBALFOUNDRIES is able to begin manufacturing GPU products for us.

The Wafer Supply Agreement is in effect through May 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GLOBALFOUNDRIES has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement.

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

Management believes there have been no significant changes during the first quarter of 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Results of Operations

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

As of December 27, 2008, we had two reportable segments:

the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate our graphics technology.

In the first quarter of 2009 we consummated the GLOBALFOUNDRIES manufacturing joint venture transaction and started reporting using the following three reportable segments:

the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate our graphics technology; and

the Foundry segment, which includes operating results attributable to the front end wafer manufacturing operations and related activities, including the operating results of GLOBALFOUNDRIES from March 2, 2009 onward.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, profit sharing expense, restructuring charges and, impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category.

Starting in the first quarter of 2009, we also have an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters ended March 28, 2009, December 27, 2008, and March 29, 2008. Information for periods prior to March 28, 2009 have not been recast to reflect the segment changes noted above because it is not practicable to do so.

	Quarter Ended
	March 28, 2009	December 27, 2008	March 29, 2008
	(In millions)
Net revenue:
Computing Solutions	$938	$873	$1,194
Graphics	222	270	262
Foundry	283	—	—
All Other	17	19	31
Intersegment Eliminations	(283)	—	—

Total net revenue	$1,177	$1,162	$1,487

Operating income (loss):
Computing Solutions	$(35)	$(431)	$(164)
Graphics	1	(10)	13
Foundry	(132)	—	—
All Other	(124)	(833)	(83)
Intersegment Eliminations	(8)	—	—

Total operating income (loss)	$(298)	$(1,274)	$(234)

The following table provides a summary of net revenue and operating income (loss) for the quarter ended March 28, 2009, applying the segment structure that was in place as of December 27, 2008:

Quarter Ended March 28, 2009
(In millions)
Net revenue:
Computing Solutions	$938
Graphics	222
All Other	17

Total net revenue	$1,177

Operating income (loss):
Computing Solutions	$(161)
Graphics	(5)
All Other	(132)

Total operating income (loss)	$(298)

Computing Solutions

Computing Solutions net revenue of $938 million in the first quarter of 2009 decreased 21 percent compared to net revenue of $1.2 billion in the first quarter of 2008. Net revenue decreased primarily as a result of an 11 percent decrease in unit shipments and a 12 percent decrease in average selling prices in first quarter of 2009 as compared to the first quarter of 2008. Microprocessor, embedded processor and chipset unit shipments decreased due to significantly lower end user demand, which resulted in our customers reducing orders. The decrease in average selling prices in first quarter of 2009 as compared to the first quarter of 2008 was primarily due to a decrease in microprocessor and chipset average selling prices. Average selling prices of our microprocessors and chipsets decreased due to a shift in our product mix to lower end products.

Computing Solutions net revenue of $938 million in the first quarter of 2009 increased 7 percent compared to net revenue of $873 million in the fourth quarter of 2008 primarily as a result of an 11 percent increase in unit shipments partially offset by a 3 percent decrease in average selling prices. The increase in unit shipments was primarily attributable to an increase in microprocessor and chipset unit shipments. Microprocessor and chipset unit shipments increased because our customers replenished depleted inventory. Average selling prices decreased due to a decrease in microprocessor average selling prices. Microprocessor average selling prices decreased due to a shift in our product mix to lower end microprocessors.

Computing Solutions operating loss was $35 million in the first quarter of 2009 and $164 million in the first quarter of 2008. However, our first quarter of 2009 operating results are not comparable to operating results for the first quarter of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting of certain research and development and marketing, general and administrative expenses that would previously have been reported in the Computing Solutions segment in the Foundry segment.

Computing Solutions operating loss was $35 million in the first quarter of 2009 and $431 million in the fourth quarter of 2008. Our first quarter of 2009 operating results are not comparable to operating results for the fourth quarter of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting of certain research and development and marketing, general and administrative expenses that would previously have been reported in the Computing Solutions segment in the Foundry segment.

Graphics

Graphics net revenue of $222 million in the first quarter of 2009 decreased 15 percent compared to net revenue of $262 million in the first quarter of 2008. The decrease was primarily due to a 19 percent decrease in revenue from sales of GPU products partially offset by an 11 percent increase in royalty revenue from the sales of game consoles that incorporate our graphics technology. Revenue from the sales of GPU products decreased due to a significant decrease in GPU unit shipments partially offset by an increase in GPU average selling prices. GPU unit shipments decreased due to significantly lower end user demand. Average selling prices increased due to a shift in our product mix to higher end GPUs.

Graphics net revenue of $222 million in the first quarter of 2009 decreased 18 percent compared to net revenue of $270 million in the fourth quarter of 2008. The decrease was primarily due to a 16 percent decrease in revenue from sales of GPU products and a 27 percent decrease in royalty revenue from the sales of game consoles that incorporate our graphics technology. Revenue from the sales of GPU products decreased due to a decrease in GPU unit shipments and average selling prices. GPU unit shipments decreased primarily due to significantly lower end user demand, continued reduction in inventory levels by our customers, especially related to GPUs for notebook computers, and seasonality. GPU average selling prices decreased due to competitive pricing. Royalty revenue decreased due to seasonality.

Graphics operating income was $1 million in the first quarter of 2009 compared to operating income of $13 million in the first quarter of 2008. The decline in operating results was primarily due to the $40 million decrease in net revenue described above, partially offset by a $29 million decrease in cost of sales.

Graphics operating income was $1 million in the first quarter of 2009 compared to an operating loss of $10 million in the fourth quarter of 2008. The improvement in operating results was primarily due to a $55 million decrease in cost of sales partially offset by the $48 million decrease in net revenue described above.

Foundry

Foundry net revenue was $283 million in the first quarter of 2009. Foundry operating loss was $132 million in the first quarter of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and therefore the results of operations for the first quarter of 2009 for the Foundry segment are not comparable to prior periods.

All Other Category

All Other net revenue, which consisted of sales of products included in our Handheld business unit, was $17 million in the first quarter of 2009, representing a decrease of 45 percent compared to $31 million in the first quarter of 2008. All Other net revenue decreased because currently, we no longer develop new Handheld products, and we experienced reduced customer orders.

All Other net revenue of $17 million in the first quarter of 2009 decreased 11 percent compared to $19 million in the fourth quarter of 2008. All Other net revenue decreased because currently, we no longer develop new Handheld products, and we experienced reduced customer orders.

All Other operating loss of $124 million in the first quarter of 2009 increased by $41 million compared to an operating loss of $83 million in the first quarter of 2008. The increase in operating loss was primarily attributable to $60 million in restructuring charges and $21 million in formation costs associated with GLOBALFOUNDRIES, partially offset by a $22 million decrease in amortization of acquired intangible assets in the first quarter of 2009. Amortization of acquired intangible assets decreased as a result of the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2008.

All Other operating loss of $124 million in first quarter of 2009 improved by $709 million compared to an operating loss of $833 million in the fourth quarter of 2008. The improvement in operating results was primarily attributable to the $684 million impairment charge in the fourth quarter of 2008, which included a goodwill write-down of $622 million and a write-down of specific intangible assets of $62 million. There was no corresponding impairment charge in the first quarter of 2009.

Intersegment Eliminations

Intersegment Eliminations net revenue was $283 million in the first quarter of 2009. Intersegment Eliminations revenue consists entirely of revenue from sales to the Computing Solutions segment by the Foundry segment. Therefore, for consolidated reporting purposes, we eliminated this intersegment revenue from our consolidated net revenue. Intersegment Eliminations operating loss was $8 million in the first quarter of 2009. Prior to the first quarter of 2009, we did not have an Intersegment Eliminations category, and therefore, results of operations for the first quarter of 2009 for the Intersegment Elimination category are not comparable to prior periods.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 28, 2009	December 27, 2008	March 29, 2008
	(In millions except for percentages)
Cost of sales	$666	$890	$866
Gross margin	511	272	621
Gross margin percentage	43%	23%	42%
Research and development	$444	$465	$478
Marketing, general and administrative	287	317	337
Amortization of acquired intangible assets	18	30	40
Impairment of goodwill and acquired intangible assets	—	684	—
Restructuring charges	60	50	—
Interest income	3	7	15
Interest expense	(97)	(95)	(101)
Other income (expense), net	94	4	(1)
Income tax provision (benefit)	$116	$69	$—

Gross Margin

Gross margin as a percentage of net revenue was 43 percent in the first quarter of 2009 compared to 42 percent in the first quarter of 2008. During the fourth quarter of 2008, we experienced a large incremental write-down of inventory of $227 million due to a weak economic outlook. Gross margin in the first quarter of 2009 included a $64 million, or 5 percentage points, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. Without the effect of this benefit, gross margin in first quarter of 2009 would have declined 4 percentage points compared to the first quarter of 2008 due primarily to underutilization of front end wafer manufacturing assets and a decline in microprocessor average selling prices. In subsequent quarters we may be able to sell additional inventory that had been written-down in the fourth quarter of 2008. Therefore, subsequent quarters may continue to include a benefit to gross margin to the extent that such inventory that was written-down is sold.

Gross margin as a percentage of net revenue was 43 percent for the first quarter of 2009, a 20 percent increase compared to 23 percent in the fourth quarter of 2008. However, during the fourth quarter of 2008 we experienced a large incremental write-down of inventory due to a weak economic outlook. This $227 million incremental inventory write down negatively impacted fourth quarter 2008 gross margin by approximately 20 percentage points. As noted above, a portion of this inventory was sold in the first quarter of 2009, benefiting gross margin in the first quarter of 2009 by $64 million, or 5 percentage points. Without the impact of the incremental write-down of inventory in the fourth quarter 2008 and the benefit from the sale of a portion of that inventory in the first quarter of 2009, gross margin in the first quarter of 2009 would have declined 5 percentage points compared to the fourth quarter of 2008 due primarily to underutilization of front end manufacturing assets.

Expenses

Research and Development Expenses

Research and development expenses decreased $34 million, or 7 percent, from $478 million in the first quarter of 2008 to $444 million in first quarter of 2009. This decrease was primarily due to a $60 million decrease in investments in product engineering and design, partially offset by a $19 million increase in manufacturing process technology expenses. We reduced our product engineering and design costs as part of our effort to reduce our cost structure.

Research and development expenses decreased $21 million, or 5 percent, from $465 million in the fourth quarter of 2008 to $444 million in the first quarter of 2009. This decrease was primarily due to a $39 million decrease in investments in product engineering and design, partially offset by a $26 million increase in manufacturing process technology expenses. We reduced our product engineering and design costs as part of our effort to reduce our cost structure.

From time to time, subsidies are applied for relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy allowance are met. The credit to research and development expenses was $13 million in the first quarter of 2009, $7 million in the fourth quarter of 2008 and $8 million in the first quarter of 2008.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $50 million, or 15 percent, from $337 million in the first quarter of 2008 to $287 million in the first quarter of 2009. This decrease was primarily due to a $73 million decrease in cooperative advertising costs and a $12 million decrease in corporate marketing and branding expenses. These decreases, which were the result of our cost cutting efforts, were partially offset by $21 million of expenses in connection with the formation of GLOBALFOUNDRIES and an increase in other administrative expenses of $14 million.

Marketing, general and administrative expenses decreased $30 million, or 9 percent, from $317 million in the fourth quarter of 2008 to $287 million in the first quarter of 2009. This decrease was primarily due to a $23 million decrease in cooperative advertising costs and an $18 million decrease in corporate marketing and branding expenses. These decreases, which were the result of our cost cutting efforts, were partially offset by an increase in other administrative expenses of $11 million.

Amortization of Acquired Intangible Assets, and Impairment of Goodwill and Acquired Intangible Assets.

Amortization of acquired intangible assets decreased $22 million, or 55 percent, from $40 million in the first quarter of 2008 to $18 million in the first quarter of 2009. This decrease in amortization of acquired intangible assets was due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008.

Amortization of acquired intangible assets decreased $12 million, or 40 percent, from $30 million in the fourth quarter of 2008 to $18 million in the first quarter of 2009. This decrease in amortization of acquired intangible assets was due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008. Impairment charges of goodwill and acquired intangible assets were $684 million in the fourth quarter of 2008, and did not recur in the first quarter of 2009.

Effects of Restructuring Plans

In the second and fourth quarters of 2008, we initiated restructuring plans to reduce our cost structure. Both plans primarily involved the termination of employees. The restructuring plan initiated in the fourth quarter of 2008 involved cost reduction actions that took place during the fourth quarter of 2008 and the first quarter of 2009, and to a lesser extent will continue to take place during the remainder of 2009.

The restructuring charges recorded in conjunction with the plan initiated during the second quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits as well as costs to terminate a contract. This plan was substantially completed during the fourth quarter of 2008.

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the first quarter of 2009, we recorded restructuring charges related to this plan of approximately $55 million. We anticipate that this plan will be substantially completed during 2009. Based on information currently available, we do not expect that additional restructuring charges related to the plan initiated in the fourth quarter of 2008 will be material to our results of operations.

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in our condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through March 28, 2009:

	December 27, 2008	March 28, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$47
Contract or program terminations	4	13	17
Asset impairments	18	10	28
Facility consolidations and closures	6	7	13

Total	$50	$55	$105

The following table provides a reconciliation of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(In millions)
Balance December 27, 2008	$14	$9
Charges	25	30
Cash payments	(23)	(9)
Non-cash charges	—	(4)

Balance March 28, 2009	$16	$26

In December 2002, we initiated a restructuring plan (the 2002 Restructuring Plan) to further align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to our Sunnyvale, California site, we entered into a sublease agreement for a portion of these facilities with Spansion, Inc. On March 1, 2009, Spansion filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion filed a motion in that proceeding in which they indicated that they do not intend to perform their obligations under our sublease agreement. As a result of this and our ongoing assessment of the restructuring accrual, we recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in our condensed consolidated statement of operations. We anticipate these amounts will be paid through 2011.

The following table provides a reconciliation of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(4)

Balance March 28, 2009	$33

Interest Income

Interest income of $3 million in the first quarter of 2009 decreased by $12 million from $15 million in the first quarter of 2008 due to lower weighted-average interest rates and lower average cash balances in the first quarter of 2009 compared to the first quarter of 2008.

Interest income of $3 million in the first quarter of 2009 decreased by $4 million from $7 million in the fourth quarter of 2008 primarily due to lower weighted-average interest rates in the first quarter of 2009 compared to the fourth quarter of 2008.

Interest Expense

Interest expense of $97 million in the first quarter of 2009 decreased by $4 million from $101million in the first quarter of 2008. Interest expense related to our 6.00% Notes decreased by $2 million because of the lower aggregate principal amount outstanding. Interest expense related to the Fab 36 Term Loan in the first quarter of 2009 was $9 million, a decrease of $7 million compared to the first quarter of 2008 due to a lower outstanding amount. Interest expense related to the unaffiliated silent partnership interest in AMD Fab 36 KG was $1 million, a decrease of $3 million because of the redemption of Leipziger Messe’s partnership interest in AMD Fab 36 KG in the first quarter of 2009. This decrease in the first quarter of 2009 interest expense was partially offset by $7 million in interest incurred by GLOBALFOUNDRIES on its Class A Notes and Class B Notes which were issued to ATIC on March 2, 2009 in connection with the Closing.

Interest expense of $97 million in the first quarter of 2009 was relatively flat from $95 million in the fourth quarter of 2008. Interest expense related to our 6.00% Notes, the Fab 36 Term Loan and silent partnership contributions decreased $7 million primarily because of the lower debt balance on our 6.00% Notes and the Fab 36 Term Loan in the first quarter of 2009 compared to the fourth quarter of 2008 and GLOBALFOUNDRIES’ redemption of Leipziger Messe’s silent partnership contributions in the first quarter of 2009. This decrease was offset by a $7 million interest incurred on GLOBALFOUNDRIES Class A Notes and Class B Notes.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability, or debt, and equity, or conversion option, components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, we adopted FSP APB 14-1 and modified the accounting for our 6.00% Notes. To retrospectively apply this FSP, the proceeds from the issuance of our 6.00% Notes were allocated between the liability (issued at a discount) and equity components in a manner that reflects an interest expense based on the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. We accreted the debt discount from the original issuance date of the 6.00% Notes through April 2015, the period the 6.00% Notes are expected to be outstanding, and recorded it as additional non-cash interest expense. The additional non-cash interest expense included in the first quarter of 2009, the first quarter of 2008 and the fourth quarter of 2008 was $6 million, respectively.

Other Income (Expense), Net

Other income, net of $94 million in the first quarter of 2009 changed from other expense, net of $1 million in the first quarter of 2008. In the first quarter of 2009, we repurchased $158 million principal amount of our 6.00% Notes by paying approximately $57 million in cash, resulting in a gain of approximately $108 million. In addition, we recognized a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GLOBALFOUNDRIES manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture described in more detail in the section “Off Balance Sheet Arrangements,” below and a $10 million foreign exchange loss.

Other income, net of $94 million in the first quarter of 2009 increased by $100 million from other income, net of $4 million in the fourth quarter of 2008. In the first quarter of 2009, we repurchased $158 million principal amount of our 6.00% Notes by paying approximately $57 million in cash, resulting in a gain of approximately $108 million. In addition, we recognized a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfers taxes in connection with the GLOBALFOUNDRIES manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture and a $10 million foreign exchange loss. In the fourth quarter of 2008, we repurchased $60 million principal amount of our 6.00% Notes, resulting in a gain of approximately $27 million. In addition, we recognized a gain of $11 million related to the put option on our holdings of UBS auction rate securities (ARS) described in more detail below, representing the fair value of this financial instrument. These gains were partially offset by a $20 million other than temporary impairment charge related to our investment in Spansion Inc. and a $12 million other than temporary impairment charge related to our portfolio of ARS.

Income Taxes

We recorded an income tax provision of $116 million in the first quarter of 2009 and less than $1 million in the first quarter of 2008.

The income tax provision recorded in the first quarter of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interests in the Dresden Subsidiaries to GLOBALFOUNDRIES. The income tax provision in the first quarter of 2008 was due to foreign taxes in profitable locations offset by immaterial discrete tax benefits.

As of March 28, 2009 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 28, 2009 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units of continuing operations for the quarters ended March 28, 2009 and March 29, 2008, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(In millions)
Cost of sales	$1	$3
Research and development	9	15
Marketing, general, and administrative	11	2

Total stock-based compensation expense	21	20
Tax benefit	—	—

Stock-based compensation expense, net of tax	$21	$20

We did not have employee stock-based compensation expense for discontinued operations in the first quarter of 2009. For the quarter ended March 29, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million.

Stock-based compensation expenses of $21 million in the first quarter of 2009 were relatively flat as compared to the first quarter of 2008. An incremental expense associated with the accelerated vesting of stock awards upon the retirement of an executive and an absence of the reversal in the first quarter of 2009 of previously recognized stock-based compensation expenses related to certain performance based restricted stock unit grants, which we recorded in the first quarter of 2008 was substantially offset by a decrease in overall stock-based compensation expense. Overall stock-based compensation expenses decreased as a result of: a cumulative adjustment of expenses to reflect the effect of applying a higher forfeiture rate retrospectively in the first quarter of 2009, lower average grant date fair value in the first quarter of 2009 as compared to the first quarter of 2008 and the forfeiture of certain stock option and RSU grants from employees transferring to GLOBALFOUNDRIES following the Closing of the GLOBALFOUNDRIES manufacturing joint venture transaction.

International Sales

International sales as a percent of net revenue were 87 percent in the first quarter of 2009, 88 percent in the first quarter of 2008 and 88 percent in the fourth quarter of 2008. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Disposition of Assets

In the first quarter of 2009, we completed the sale of certain graphics and multimedia technology assets and intellectual property that were formerly part of our Handheld business unit to Qualcomm Incorporated for approximately $65 million in cash. In addition, certain employees of the Handheld business were transferred to Qualcomm. The assets we sold to Qualcomm had a carrying value of approximately $32 million and were classified as assets held for sale and included in the caption “Prepaid expenses and other current assets” in our 2008 consolidated balance sheet. As a result of the consummation of the sale transaction, we recognized a gain of $28 million. As part of our agreement with Qualcomm, we retained the AMD Imageon™ media processor brand and the rights to continue selling the products that were part of the Handheld business unit. We intend to support existing handheld products and customers through the current product lifecycles. However, we currently do not intend to develop any new handheld products beyond those already committed.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at March 28, 2009 totaled $2.7 billion, and our debt and capital lease obligations totaled $5.7 billion. Of the $2.7 billion cash, cash equivalents and marketable securities, $1.1 billion constituted GLOBALFOUNDRIES cash and cash equivalents. Moreover, of the $5.7 billion debt and capital lease obligations, GLOBALFOUNDRIES is obligated to repay $1.9 billion.

Operating Activities

Net cash used in operating activities was $391 million in the first quarter of 2009. Net loss of $414 million was adjusted for non-cash charges consisting primarily of $280 million of depreciation and amortization expense and $21 million of stock-based compensation expense. These charges were offset by a net gain of $108 million on our repurchase of $158 million principal amount of our 6.00% Notes for $57 million in cash, a gain from sale of certain Handheld assets of $28 million and amortization of foreign grants and subsidies of $26 million. The net changes in operating assets at March 28, 2009 compared to December 27, 2008 included an increase in accounts receivable of $187 million primarily due to timing of sales and collections within the quarter, a decrease in accounts payable and accrued liabilities of $158 million primarily due to lower purchases reflecting the effect of our cost cutting efforts.

Net cash provided by operating activities was $16 million in the first quarter of 2008. Net loss of $351 million was adjusted for non-cash charges consisting primarily of $317 million of depreciation and amortization expense and stock-based compensation expense of $21 million. These charges were offset by an amortization of foreign grants and subsidies of $22 million, and a gain on disposal of property, plant and equipment of $7 million. The net changes in operating assets at March 29, 2008 compared to December 29, 2007 included a decrease in accounts receivable of $104 million primarily due to the decline in revenues during the first quarter of 2008; an increase in prepaid expenses and other current assets of $44 million, primarily due to additional receivables from foreign hedging activities and foreign grants and subsidies; a decrease in inventories of $36 million, primarily due to the reduction in our Computing Solutions segment inventories, and a decrease in accounts payable and accrued liabilities of $30 million, primarily due to lower bonus and payroll accruals.

Investing Activities

Net cash used in investing activities was $179 million in the first quarter of 2009 primarily as a result of a net cash outflow of $157 million on the purchase of available-for-sale securities and $84 million used to purchase property, plant and equipment, of which $67 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from sale of certain Handheld assets.

Net cash used in investing activities was $198 million in the first quarter of 2008 primarily as a result of $323 million used to purchase property, plant and equipment and a payment of $34 million for a technology license. This was partially offset by a net cash inflow of $89 million from sales and maturities of available-for-sale securities, $53 million from sales of certain 200-millimeter wafer fabrication equipment and an $18 million deposit from a buyer for future sales of our 200-millimeter wafer fabrication equipment.

Financing Activities

Net cash provided by financing activities was $2 billion in the first quarter of 2009 primarily as a result of proceeds of $2.1 billion from the issuance of GLOBALFOUNDRIES’ Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.4 billion constituted cash proceeds to GLOBALFOUNDRIES, proceeds of $142 million from our accounts receivable arrangement with IBM Credit LLC, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $34 million for the Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium due Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by cash expenditures of $57 million for the repurchase of $158 million principal amount of our 6.00% Notes.

Net cash provided by financing activities was $154 million in the first quarter of 2008 primarily as a result of proceeds from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $96 million and for the Fab 38 project of $45 million.

During the first quarter of 2009 and the first quarter of 2008, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Liquidity

Without taking into account GLOBALFOUNDRIES’ operations, we believe that current cash, cash equivalents and marketable securities balances at March 28, 2009, anticipated cash flow from operations and available external financing will be sufficient to fund operations and capital investments over the next twelve months. With respect to GLOBALFOUNDRIES’ operations, we believe that current cash and cash equivalents at March 28, 2009, anticipated cash flow from operations and financing from ATIC pursuant to the Funding Agreement will be sufficient to fund its operations and capital investment over the next twelve months. See also “GLOBALFOUNDRIES – Funding Agreement,” above.

We anticipate that aggregate consolidated capital expenditures for the remainder of 2009 will be approximately $800 million, of which approximately $690 million relate to GLOBALFOUNDRIES capital expenditures, including anticipated expenditures related to Fab 38 and a planned new wafer fabrication facility in New York.

During the first quarter of 2009, our cash, cash equivalents and marketable securities balance increased from $1.1 billion to $2.7 billion due to funds received from ATIC and WCH in connection with the consummation of GLOBALFOUNDRIES manufacturing joint venture transaction, offset by losses and the repayment of debt during the first quarter of 2009. Of the $2.7 billion, $1.1 billion constituted GLOBALFOUNDRIES cash and cash equivalents.

Without taking into account GLOBALFOUNDRIES operations, we believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all. With respect to the future funding of GLOBALFOUNDRIES, see “GLOBALFOUNDRIES – Funding Agreement,” above.

In the first quarter of 2009, we repurchased $158 million principal amount of our 6.00% Notes for $57 million. We may make additional purchases of our 6.00% Notes, our 5.75% Notes and/or our 7.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

Auction Rate Securities

The ongoing uncertainties in the credit markets continue to affect all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults and all interest has been received when due. We continue to classify the ARS purchased from UBS AG (UBS) as trading securities (fair value of $72 million at March 28, 2009). We recorded income of $1 million during the first quarter of 2009 to reflect the change in fair value of those ARS that are classified as trading securities. We also recorded a loss of $1 million during the first quarter of 2009 to reflect the change in fair value of the put option we acquired from UBS in October 2008. We expect that for so long as we hold ARS purchased from UBS and the put option, changes in fair value of the ARS will be substantially offset by changes in fair value of the put option.

As of March 28, 2009, we classified our investments in ARS as current assets because we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months. Although there may not be successful future auctions, we reasonably expect there to be other channels through which we reasonably expect to sell the ARS. Specific factors we considered in determining that our ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	We had redemptions, at par, totaling $29 million throughout the period of failed auctions.

•

We are receiving above market rates of interest on the ARS without any default. We believe the issuers have an incentive to refinance because of higher interest rates compared with market rates demonstrated by redemptions we received throughout the period of failed auctions.

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

With respect to $82 million (par value) of our ARS holdings, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

At this time, we believe that the current illiquidity of these investments is temporary. We will continue to monitor and assess the situation by considering factors including the success or continued failure of future auctions, possible failure of the investments to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to long-term, or result in a conclusion that these investments are further impaired. If we determine that the fair value of our available-for-sale ARS has further declined and such a decline is temporary, we would record a temporary impairment within other comprehensive income, a component of our stockholders’ equity. If we determine that such decline in fair value is other than temporary, we would record further impairment charge in our condensed consolidated statements of operations, which could materially adversely impact our results of operations.

Contractual Obligations

The following table summarizes our principal contractual cash obligations, including GLOBALFOUNDRIES principal contractual cash obligations, at March 28, 2009, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$1,500	$—	$—
6.00% Senior Notes due 2015(1)	1,982	—	—	—	—	—	1,982
Fab 36 Term Loan	661	201	290	170	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	390	—	—
Other long-term liabilities	33	—	17	9	4	3	—
Aggregate interest obligation(2)	1,162	190	245	236	204	119	168
Obligations under capital leases(3)	369	29	39	38	39	39	185
Operating leases	247	44	55	30	24	21	73
Unconditional purchase commitments(4)	2,006	406	273	212	219	226	670

Total contractual obligations(5)	$8,350	$870	$919	$695	$2,380	$408	$3,078

(1)	Excludes the debt discount caused by the application of FSP APB 14-1.

(2)

Represents estimated aggregate interest obligations, including GLOBALFOUNDRIES’ interest obligations, that are payable in cash on outstanding debt obligations, excluding capital lease obligations. Also excludes non-cash interest on 6.00% Notes caused by the application of FSP APB 14-1.

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

(5)

The table above excludes the Class A Notes and the Class B Notes because these notes are convertible to either Class A or Class B Preferred shares, as applicable, and interest is payable in additional notes. There are no contractual cash obligations associated with these notes.

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

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $1.5 billion. We used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance of the Credit Agreement with Morgan Stanley Senior Funding, Inc. dated October 24, 2006 (October 2006 Term Loan). All security interests under the October 2006 Term Loan were released. In connection with this repayment, we recorded a charge of approximately $17 million to write off the remaining unamortized debt issuance costs associated with the October 2006 Term Loan.

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

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $2.2 billion. We used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under our October 2006 Term Loan. In connection with this repayment, we recorded a charge of approximately $5 million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

In November 2008, we repurchased $60 million in principal amount of our 6.00% Notes in open market transactions for $21 million. In February 2009, we repurchased $158 million in principal amount of our 6.00% Notes in open market transactions for $57 million.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG), the legal entity that owns the Fab 36 300-millimeter wafer fabrication facility, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors, had achieved specified levels of average wafer starts per week and average wafer yields, and had completed capital expenditures of approximately $1.3 billion. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements.

In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of March 28, 2009, the rate of interest for the initial interest period was 3.35 percent for the First Installment and 3.4675 percent for the Second Installment. An aggregate of $232 million has been repaid as of March 28, 2009. As of March 28, 2009, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $661 million. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011.

In connection with the Closing of the GLOBALFOUNDRIES manufacturing joint venture transaction, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of Fab 36, AMD Fab 36 KG and its affiliated limited partners and general partner, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH and AMD Fab 36 LLC, to GLOBALFOUNDRIES. In addition, we also amended the terms of the related Guarantee Agreement. Pursuant to the Guarantee Agreement, we and GLOBALFOUNDRIES are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the Guarantee Agreement, GLOBALFOUNDRIES has separately agreed to indemnify us for the full amount of such payments. We must continue to comply with the covenants set forth in the Guarantee Agreement, including specified adjusted tangible net worth and EBITDA financial covenants if group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$ 500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

Pursuant to the Fab 36 Term Loan and the Guarantee Agreement, for as long as we consolidate the operations of GLOBALFOUNDRIES for financial reporting purposes, any group consolidated cash requirements will be considered on a consolidated basis, including both our and GLOBALFOUNDRIES’ cash, cash equivalents and short-term investments. As of March 28, 2009, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

If group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than the amounts set forth below:

Measurement Date on fiscal quarter ending	Amount (In millions)
December 2005	$1,500
March 2006 and on the last day of each fiscal quarter thereafter	$1,750

In addition, if group consolidated cash declines below the amounts set forth above, we would be required to maintain EBITDA (as defined in the Fab 36 Term Loan) as of the last day of each preceding fiscal period set forth below in an amount not less than the amount set forth below opposite the date of such preceding fiscal period:

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

As of March 28, 2009, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euro and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by 5 percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further 5 percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B3 with Moody’s and B with Standard and Poor’s as of March 28, 2009. In April 2009, Standard and Poor’s lowered our corporate credit rating to CCC+. As a result, AMD Fab 36 KG is required to, and currently does, maintain minimum cash balances of 100 million euro.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, and AMD Fab 36 Admin GmbH entered into a series of agreements (the partnership agreements) with the original unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $713 million, Leipziger Messe provided an aggregate of $241 million and Fab 36 Beteiligungs provided an aggregate of $147 million in funding to AMD Fab 36 KG. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had a call option over the partnership interests held by Leipziger Messe and Fab 36 Beteiligungs. On April 1, 2009 AMD Fab 36 Holding and AMD Fab 36 Admin exercised the call option over the partnership interests in AMD Fab 36 KG held by Fab 36 Beteiligungs. In connection with the Closing of the GLOBALFOUNDRIES manufacturing joint venture transaction, AMD Fab 36 Holding and AMD Fab 36 Admin, repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe for the euro-equivalent of approximately $190 million in cash, and Leipziger Messe withdrew as a partner of AMD Fab 36 KG.

The Federal Republic of Germany and the State of Saxony also provide support to AMD Fab 36 KG in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $722 million, depending on the level of capital investments by AMD Fab 36 KG and $31 million allowances depending on the level of capital investments for expansion of production capacity at the Dresden site.

In connection with the receipt of investment grants for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2008 and is required to maintain this headcount through December 2013. These grants are recorded as long-term liabilities on our condensed consolidated balance sheet and amortized to operations ratably starting from December 2004 through December 2013. Initially, we amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, we started amortizing these amounts as a reduction to cost of sales. Allowances are amortized as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in the repayment of all or a portion of the amounts received to date.

As of March 28, 2009, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2008 as well as cash grants of $211 million for capital investments made in 2003 through 2008.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG would be in default if certain obligations thereunder are not complied with or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	GLOBALFOUNDRIES’ failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•

occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG, GLOBALFOUNDRIES or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, GLOBALFOUNDRIES, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of GLOBALFOUNDRIES, AMD or ATIC;

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

In general, any material default with respect to other indebtedness of AMD, GLOBALFOUNDRIES or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $14 million of payments due under certain software and technology licenses that will be paid through 2010 and $19 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 28, 2009, primarily consisted of $352 million of deferred grants and subsidies related to GLOBALFOUNDRIES’ Dresden wafer manufacturing facilities and a $25 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our 1 Commence Valley property in Markham, Canada in 2008.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $117 million of non-current unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48), which are included in the caption, “Other long term liabilities” on our condensed consolidated balance sheet at March 28, 2009. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $23 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of March 28, 2009, we had aggregate outstanding capital lease obligations of $211 million. Included in this amount is $182 million of GLOBALFOUNDRIES’ obligations under certain energy supply contracts to provide the wafer fabrication facilities in Dresden, Germany with utilities (gas, electricity, heating and cooling) to meet the energy demands for its manufacturing requirements. Certain fixed payments due under these energy supply arrangements are accounted for as capital leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 28, 2009 were $247 million, of which $45 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2011. Of the total future non-cancelable lease obligations as of March 28, 2009 of $247 million, GLOBALFOUNDRIES is responsible for $8 million.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of March 28, 2009 were $2 billion for periods through 2020. These purchase commitments include $777 million related to contractual obligations of GLOBALFOUNDRIES’ wafer fabrication facilities in Dresden to purchase energy and gas and approximately $900 million representing future payments by GLOBALFOUNDRIES to IBM for the period from March 28, 2009 through 2015 pursuant to its joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the payments are expensed as incurred. The IBM agreement and the related payment obligations as well as the purchase commitments of the Dresden facilities to purchase energy and gas were transferred to GLOBALFOUNDRIES upon the Closing on March 2, 2009. The remaining purchase commitments also include non-cancelable contractual obligations, including GLOBALFOUNDRIES’ contractual obligations, to purchase raw materials, natural resources and office supplies.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. The remaining minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments. Our commitments relating to the parts of the Handheld and Digital Television business units that were divested no longer apply. We are in compliance with the commitments.

Receivable financing arrangement Classified as Other Short-Term Obligations

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of March 28, 2009, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, pursuant to the requirements of EITF Issue No. 88-18, Sales of Future Revenue, we classified funds received from the IBM parties as debts. The debt is reduced as the IBM parties receive payments from the distributors. As of March 28, 2009, $134 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on our condensed consolidated balance sheet and is not considered a cash commitment.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on our consolidated balance sheet was for $28 million, which represented the amount of silent partnership contributions that AMD Fab 36 KG Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe (excluding the guaranteed rate of return.) At the Closing of the GLOBALFOUNDRIES transaction, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe. Accordingly, no incremental liabilities were recorded on our condensed consolidated balance sheet as of the end of the first quarter of 2009.

Guarantees of Indebtedness Not Recorded on our Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing our microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008. In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. Pursuant to the partnership agreements of AMTC and BAC, the commencement of insolvency proceedings constituted an event of default which gave AMD and Toppan the right to expel Qimonda from the joint ventures. In March 2009, AMD and Toppan expelled Qimonda as a limited partner from the AMTC and BAC joint ventures, and, accordingly, became the only remaining joint venture partners. In agreement with the Qimonda preliminary insolvency administrator, AMD, Toppan, Qimonda and the AMTC and BAC joint ventures executed a divestiture agreement regarding, among other things, the compensation to be paid to Qimonda for its limited partnership interest as a result of its expulsion from the joint ventures. Our obligations with respect to the compensation are not material.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $35 million was outstanding as of March 28, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of March 28, 2009, our guarantee of AMTC’s portion of the rental obligation was approximately $8 million. Our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee would be approximately $62 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $69 million was outstanding as of March 28, 2009. With the lenders’ consent, AMTC may request that the loan amount be increased by an additional amount of euro (equivalent to approximately $53 million as of March 28, 2009). The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. Pursuant to a guarantee agreement, each of AMD and Toppan guarantee one third of AMTC’s outstanding loan balance under the revolving credit facility, and Qimonda provided cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement. As of March 28, 2009, our potential obligation under this guarantee was the equivalent of $23 million plus our portion of accrued interest and expenses. Our maximum potential liability under this guarantee in the event the AMTC revolving credit facility is increased as set forth above would be approximately $30 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated this guarantee under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and concluded it was immaterial to our financial position or results of operations.

        Under the AMTC revolving credit facility, Qimonda’s application for insolvency is considered an event of default and upon the demand of two thirds of the lenders, all the amounts outstanding under the credit facility may be immediately due and payable. The AMTC has received a waiver from the lenders to waive the event of default until May 29, 2009. In addition, we expect that the AMTC credit facility will be amended to reflect Qimonda’s expulsion from the joint ventures. Under the BAC term loan, an insolvency of a partner does not constitute an event of default. However, an event of default may be triggered under the BAC term loan under certain circumstances, such as an event that results in a material adverse effect on the joint venture, or if a partner ceases to continue its business or does not fulfill certain material obligations. In the event the AMTC credit facility is called, we believe that the lenders under the BAC term loan will also call the BAC term loan and that we will be obligated to perform under the rental guarantee. As a result of Qimonda’s expulsion from the joint ventures, AMD and Toppan are reviewing the business plans and operations of the AMTC and BAC joint ventures.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because we believe that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, we incurred a charge of $10 million, or 50 percent of the total receivable.

Recently Issued Accounting Pronouncements

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), requires disclosure in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement 107. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impact FSP FAS 107-1 and APB 28-1 will have on our financial statements.

Other-Than-Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FAS 124-2), which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. FSP 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the future impact FSP 115-2 and FAS 124-2 will have on our financial statements.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for a asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the future impact FSP 157-4 will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. There have not been significant changes in the market risk since December 27, 2008.

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

As of March 28, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the executive serving us our Chief Financial Officer and Chief Administrative and Operations Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the executive serving us our Chief Financial Officer and Chief Administrative and Operations Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Other than the addition of certain new controls implemented to cover the operations of GLOBALFOUNDRIES and its subsidiaries, which were implemented effective as of the end of the first quarter of 2009, there was no change in our internal control over financial reporting during our first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

AMD and AMDISS v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware

Pursuant to agreed stipulation of the parties, the court reset the trial date (previously February 15, 2010) to March 29, 2010.

U.S. Consumer Class Action Lawsuits

On February 2, 2009, the Plaintiffs filed their motion for preliminary approval of the settlement agreement. The Court granted the motion for preliminary approval on March 23, 2009, and set a date of August 31, 2009, for the final approval hearing. If finally approved by the Court, the settlement will dispose of all claims raised by the putative class in the lawsuit against ATI.

GPU Class Actions

The Court granted final approval of the settlement on March 26, 2009.

AMD v. Samsung Electronics Co. et al

On March 19, 2009, Samsung filed a motion for partial summary judgment, arguing that one of the seven AMD patents was invalid. The Court has not yet ruled on this motion.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel plans to purchase our products. For example, in the fourth quarter of 2008, typically the strongest quarter of our fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to address end-customer demand. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products, filed an application with the local court in Munich to commence insolvency proceedings and insolvency proceedings commenced in April 2009. In addition, the current economic conditions may make it more difficult for us to raise funding through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

We rely on GLOBALFOUNDRIES to manufacture our microprocessor products, and if GLOBALFOUNDRIES is unable to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected.

        On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement that we entered into with ATIC and WCH in October 2008. As a result, although we consolidate the operations of GLOBALFOUNDRIES for financial reporting purposes as of the first fiscal quarter of 2009, we no longer solely own or operate wafer fabrication facilities. Instead, we rely on GLOBALFOUNDRIES to manufacture substantially all microprocessor products for us. If GLOBALFOUNDRIES suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties due to litigation or otherwise or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business. If we are unable to obtain sufficient supply from GLOBALFOUNDRIES, we would have to move production of our products to new manufacturers, which could result in significant delays and materially adversely affect our business. If GLOBALFOUNDRIES is not able to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected. In addition, pursuant to a Wafer Supply Agreement that we entered into in connection with the transactions contemplated by the Master Transaction Agreement, we agreed to compensate GLOBALFOUNDRIES on a cost plus basis. Although this cost-plus arrangement will not have an impact on our condensed consolidated financial statements while we are consolidating the financial results of GLOBALFOUNDRIES, per unit manufacturing costs of AMD (excluding GLOBALFOUNDRIES) will increase.

The under-utilization of GLOBALFOUNDRIES manufacturing facilities may increase our per unit costs and may have a material adverse effect on us.

Pursuant to the Wafer Supply Agreement between us and GLOBALFOUNDRIES, we are required to provide GLOBALFOUNDRIES with forecasts of our volume requirements for microprocessors. Portions of these forecasts become binding purchase or payment requirements for us. It is difficult to predict future growth or decline in the demand for our products, making it difficult to forecast our requirements accurately. If our target markets do not grow, we may under-utilize GLOBALFOUNDRIES manufacturing facilities. Because of our commitments to GLOBALFOUNDRIES, during periods in which we under-utilize GLOBALFOUNDRIES manufacturing facilities as a result of reduced demand for our microprocessor products, we may not be able to reduce our costs in proportion to the reduced revenues for such a period. When this occurs, our operating results will be materially adversely affected.

We rely on third-party foundries and other contractors to manufacture our graphics and chipset products.

In addition to relying on GLOBALFOUNDRIES to manufacture substantially all of our microprocessor products, we currently rely on other independent foundries to manufacture our graphics and chipset products. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or contractors. Other risks associated with our dependence on third-party manufacturers, including GLOBALFOUNDRIES, include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics business may be adversely affected and this could have a material adverse effect on us.

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

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GLOBALFOUNDRIES is responsible for developing manufacturing process technologies used to manufacture our microprocessor products. We cannot be certain that GLOBALFOUNDRIES will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when GLOBALFOUNDRIES is implementing new process technologies, its manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies. Moreover, if GLOBALFOUNDRIES experiences manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in the per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, and financial results.

If we do not fully realize the anticipated benefits of our manufacturing joint venture with ATIC, our business could be adversely impacted.

As a result of the consummation of the transactions contemplated by the Master Transaction Agreement, we anticipate realizing certain benefits to our business, including the ability to take advantage, as a shareholder of GLOBALFOUNDRIES, of the shift by integrated device manufacturers, or IDMs, to a fabless business model. We cannot assure you that our manufacturing joint venture with ATIC will result in the full realization of these or any other benefits.

If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development.

Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis. Our ability to fund research and development expenditures depends on generating sufficient cash flow from operations and the availability of external financing, if necessary. Our research and development expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. During 2008, we incurred substantial losses that had a negative impact on cash balances, and net cash used in operating activities was $692 million.

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

As of March 28, 2009, we had consolidated debt of $5.7 billion. Of this amount, GLOBALFOUNDRIES was responsible for $1.9 billion. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions that we are currently experiencing.

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

In addition, the guarantee agreement related to the Euro 700 Million Term Loan Facility Agreement for AMD Fab 36 Limited Liability Company & Co. KG that we transferred to GLOBALFOUNDRIES contains restrictive covenants that require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these financial ratios or tests could result in a default under the Fab 36 Term Loan agreement.

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 5.75% Convertible Senior Notes due 2012 (5.75% Notes), 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 5.75% Notes, 6.00% Notes or 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

We incurred a net loss attributable to AMD common stockholders of approximately $416 million in the first fiscal quarter of 2009 and a net loss of $3.1 billion for 2008. We have taken a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The restructuring charges for the restructuring plans implemented during 2008 represent primarily severance and costs related to the continuation of certain employee benefits in connection with the termination of employees, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures.

In January 2009 we implemented additional cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain employment benefits such as our 401(k) plan matching program. If our restructuring activities are not effectively managed, we may experience unanticipated effects causing harm to our business and customer relationships.

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

Collectively, our top four customers accounted for approximately 45 percent of our revenue in the first fiscal quarter of 2009. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues of our graphics businesses in the future. During the first fiscal quarter of 2009, four customers accounted for approximately 54 percent of the revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

Our microprocessor and graphics businesses are dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently adversely affecting us and may materially adversely affect us in the future. For example, during the fourth quarter of 2008, which is typically our strongest quarter during the fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand, which materially adversely affected us. We believe the credit market crisis and other macro-economic challenges currently affecting the global economy will continue to adversely impact end customer demand for PCs and servers in 2009.

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

Events or occurrences that adversely affect GLOBALFOUNDRIES’ results of operations or financial position will adversely affect our consolidated results of operations or financial position.

Because we consolidate the operations of GLOBALFOUNDRIES for financial reporting purposes, events or occurrences that adversely affect GLOBALFOUNDRIES’ results of operations or financial position will adversely affect our consolidated results of operations or financial position. For example, if GLOBALFOUNDRIES incurs additional liabilities or debt, or if GLOBALFOUNDRIES must forfeit or repay the subsidies it receives from the State of Saxony and the Federal Republic of Germany because it is unable to comply with the covenants in the subsidy grant documents, its results of operations or financial position may be adversely affected, which would adversely affect our consolidated results of operations or financial position.

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

Our operations depend upon obtaining deliveries of adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because some of the materials that we purchase are complex, it is difficult for us to substitute one supplier for another. Certain raw materials that are used in the manufacture of our products are available only from a limited number of suppliers.

For example, the manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The credit market crisis and other macro-economic challenges currently affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products filed an application with the local court in Munich to commence insolvency proceedings. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely effected.

Our issuance to WCH of 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

        As part of the consummation of the transactions contemplated by the Master Transaction Agreement, we sold to WCH 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock at an exercise price of $0.01 per share. Our issuance of the shares to WCH and any subsequent issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares we issue to WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants we issue to WCH could depress the price of our common stock.

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

As of March 28, 2009, our investments in ARS included approximately $124 million of student loan ARS, $32 million of municipal and corporate ARS and $2 million ARS in preferred shares of closed end mutual funds. Approximately 80 percent of our ARS holdings were AAA rated investments and all of the student loan ARS were guaranteed by the Federal Family Educational Loan Program. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result the liquidity of these investments has been impacted.

During 2008, under the guidance of SFAS 157 we determined that the fair value of our ARS was less than their carrying value and as a result, we recorded an other than temporary impairment charge of $24 million. During the fiscal quarter ended March 28, 2009, we recorded income of $1 million to reflect the change in fair value of those ARS that are classified as trading securities and are part of the UBS settlement discussed below. At this time, we believe that the current illiquidity of these investments is temporary. Because of the unprecedented events in the ARS market, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

In October 2008, UBS offered to repurchase all of our ARS that we purchased from UBS prior to February 13, 2008. As of March 28, 2009, we owned $82 million par value of these securities. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, we will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. However, during the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these UBS ARS.

We have not realized all of the anticipated benefits of our acquisition of ATI and may continue to incur future impairments of goodwill and assets related to the business acquired from ATI.

We have not realized all of the anticipated benefits of our acquisition of ATI, and since October 2006 we have incurred goodwill impairment charges of approximately $2.7 billion, of which approximately $800 million was included in discontinued operations as well as acquisition-related intangible assets impairment charges of approximately $488 million, of which $140 million was included in discontinued operations.

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

As of March 28, 2009, the carrying amounts of goodwill and acquisition-related intangible assets were $3 million for our Handheld business unit, $8 million for our Computing Solutions segment and $462 million for our Graphics segment (which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology). We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expect to receive from any divestiture of these businesses. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GLOBALFOUNDRIES for substantially all of our wafer fabrication capacity for microprocessors. Currently, all of GLOBALFOUNDRIES’ manufacturing facilities are concentrated in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 87 percent in the first quarter of 2009, 88 percent in the first quarter of 2008 and 88 percent in the fourth quarter of 2008. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. As a result of our acquisition of ATI, some of our expenses and debt are denominated in Canadian dollars. Additionally, as a result of a new sales program that has been implemented in China, a significant portion of our sales in China are now denominated in Chinese Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. However, during the second half of 2008 and the first fiscal quarter of 2009, the U.S. dollar strengthened leading to favorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We have received correspondence from Intel relating to the 1976 and 2001 Patent Cross License Agreement between us and Intel. In the correspondence, Intel questions whether GLOBALFOUNDRIES qualifies as a licensed “Subsidiary” under our cross-license agreements and whether the creation of GLOBALFOUNDRIES is a breach of the provisions of one of our cross-license agreements. We have met with Intel and a mediator to discuss these matters. We cannot assure you that these matters will not result in litigation. If these matters resulted in litigation, it could be costly and time-consuming, and any negative results in such litigation could have a material adverse effect on our business.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

We rely on GLOBALFOUNDRIES for nearly all of our wafer fabrication capacity for microprocessors. Currently, all of GLOBALFOUNDRIES’ manufacturing facilities are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries we use to manufacture our graphics and chipset products are located in the Asia-Pacific region and inventory is stored there, particularly in Taiwan. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. Earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

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

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

AMD’s Special Meeting of Stockholders was held on February 10, 2009, but was adjourned until February 18, 2009 because a quorum was not present. AMD reconvened its Special Meeting of Stockholders on February 18, 2009. The following are the results of the voting on the proposals submitted to stockholders at the special meeting.

Proposal No. 1: To approve, pursuant to the Master Transaction Agreement, dated as of October 6, 2008, as amended by the Amendment to the Master Transaction Agreement, dated as of December 5, 2008, by and among AMD, an affiliate of Mubadala Development Company PJSC (“Mubadala”), and Advanced Technology Investment Company LLC, (i) the issuance to an affiliate of Mubadala of 58,000,000 shares of AMD common stock and warrants to purchase 35,000,000 shares of AMD common stock for an aggregate purchase price equal to (a) 58,000,000 multiplied by (b) the lesser of (A) the average of the closing prices per share of AMD common stock on the New York Stock Exchange (the “NYSE”) for the 20 trading days immediately prior to and including December 12, 2008 and (B) the average of the closing prices per share of AMD common stock on the NYSE for the 20 trading days immediately prior to the closing date of the transactions contemplated by the Master Transaction Agreement which warrants will be exercisable after the earlier of (a) public ground-breaking of Fab 4X in New York and (b) 24 months from the date of issuance and will have a 10-year term, and (ii) the issuance to an affiliate of Mubadala of 35,000,000 shares of AMD common stock upon exercise of the warrants (as adjusted pursuant to the terms of the warrants).

For: 289,045,519

Against: 7,269,962

Abstain: 9,636,269

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

ADVANCED MICRO DEVICES, INC.

Date: May 5, 2009	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer, Chief Operations and Administrative Officer

Signing on behalf of the registrant and as the principal accounting officer