Form 10-Q
period 2009-06-27
ADVANCED MICRO DEVICES INC
filed 2009-08-05
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 30, 2009: 667,616,647

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008*	June 27, 2009	June 28, 2008*
	(In millions, except per share amounts)
Net revenue	$1,184	$1,362	$2,361	$2,849
Cost of sales	743	851	1,409	1,717

Gross margin	441	511	952	1,132
Research and development	425	467	869	945
Marketing, general and administrative	247	335	534	672
Amortization of acquired intangible assets	17	37	35	77
Impairment of goodwill and acquired intangible assets	—	403	—	403
Restructuring charges	1	31	61	31
Gain on sale of 200 millimeter equipment	—	(193)	—	(193)

Operating income (loss)	(249)	(569)	(547)	(803)
Interest income	6	10	9	25
Interest expense	(108)	(101)	(205)	(202)
Other income (expense), net	6	(34)	100	(35)

Income (loss) before income taxes	(345)	(694)	(643)	(1,015)
Provision (benefit) for income taxes	(10)	—	106	—

Income (loss) from continuing operations	(335)	(694)	(749)	(1,015)
Income (loss) from discontinued operations, net of tax	—	(494)	—	(524)

Net income (loss)	$(335)	$(1,188)	$(749)	$(1,539)
Net (income) loss attributable to noncontrolling interest	25	(7)	31	(20)
Class B preferred share accretion	(20)	—	(28)	—

Net income (loss) attributable to AMD common stockholders	$(330)	$(1,195)	$(746)	$(1,559)

Net income (loss) attributable to AMD common stockholders per share
Basic and diluted
Continuing operations	$(0.49)	$(1.16)	$(1.15)	$(1.71)
Discontinued operations	—	(0.81)	—	(0.86)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.49)	$(1.97)	$(1.15)	$(2.57)

Shares used in per share calculation:
Basic and diluted	667	607	647	606

See accompanying notes to condensed consolidated financial statements

*	Includes the effects of the retrospective adoption in the first quarter of 2009 of FASB Staff Position Accounting Principles Board No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160).

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 27, 2009	December 27, 2008*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,979	$933
Marketable securities	535	163

Total cash and cash equivalents and marketable securities	2,514	1,096
Accounts receivable	372	328
Allowance for doubtful accounts	(6)	(8)

Accounts receivable, net	366	320
Inventories:
Raw materials	23	41
Work-in-process	312	352
Finished goods	158	263

Total inventories	493	656
Deferred income taxes	38	28
Prepaid expenses and other current assets	302	279

Total current assets	3,713	2,379

Property, plant and equipment:
Land and land improvements	58	50
Buildings and leasehold improvements	2,009	1,927
Equipment	4,935	4,896
Construction in progress	308	285

Total property, plant and equipment	7,310	7,158
Accumulated depreciation and amortization	(3,268)	(2,862)

Property, plant and equipment, net	4,042	4,296
Acquisition related intangible assets, net	133	168
Goodwill	323	323
Other assets	472	506

Total assets	$8,683	$7,672

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$571	$631
Accrued compensation and benefits	162	162
Accrued liabilities	642	785
Income taxes payable	34	23
Deferred income on shipments to distributors	87	50
Other short-term obligations	89	86
Current portion of long-term debt and capital lease obligations	289	286
Other current liabilities	148	203

Total current liabilities	2,022	2,226
Deferred income taxes	221	91

Long-term debt and capital lease obligations, less current portion	5,243	4,490
Other long-term liabilities	577	569
Noncontrolling interest	1,085	169
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit):
Capital stock:

Common stock, par value $0.01; 1,500 shares authorized on June 27, 2009 and December 27, 2008; shares issued: 675 on June 27, 2009 and 616 on December 27, 2008; shares outstanding: 668 on June 27, 2009 and 609 on December 27, 2008.	7	6
Capital in excess of par value	6,495	6,361

Treasury stock, at cost (7 shares on June 27, 2009 and December 27, 2008)	(97)	(97)
Retained earnings (deficit)	(6,997)	(6,251)
Accumulated other comprehensive income	127	108

Total stockholders’ equity (deficit)	(465)	127

Total liabilities and stockholders’ equity (deficit)	$8,683	$7,672

*	Amounts for the year ended December 27, 2008 were derived from the December 27, 2008 audited financial statements and reflect the effects of the retrospective adoption in the first quarter of 2009 of FSP APB No. 14-1 and SFAS 160.

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(749)	$(1,539)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	562	627
(Benefit) provision for deferred income taxes	124	(70)
Gain on debt redemption	(114)	—
Gain on sale of certain Handheld assets	(28)	—
Amortization of foreign grant and allowance income	(53)	(46)
Net loss on sale/ disposal of property, plant and equipment	4	24
Non-cash interest expense	46	14
Gain on sale of 200 millimeter equipment	—	(193)
Compensation recognized under employee stock plans	40	41
Other than temporary impairment on marketable securities	3	35
Impairment of goodwill and acquired intangible assets	—	876
Other	12	(10)
Changes in operating assets and liabilities:
Accounts receivable	(295)	185
Inventories	163	13
Prepaid expenses and other current assets	(60)	34
Other assets	(10)	(13)
Accounts payables and accrued liabilities	(181)	(254)
Income taxes payable	1	50

Net cash used in operating activities	(535)	(226)

Cash flows from investing activities:
Purchases of property, plant and equipment	(196)	(429)
Purchases of available-for-sale securities	(439)	(125)
Proceeds from sale of property, plant and equipment	1	343
Proceeds on sale of certain Handheld assets	58	—
Proceeds from sale and maturity of available-for-sale securities	75	289
Other	5	(14)

Net cash provided by (used in) investing activities	(496)	64

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES preferred shares	1,091	—
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	1,009	—
Proceeds from issuance of AMD common stock	125	—
Proceeds from borrowings, net of issuance costs	254	65
Net proceeds from foreign grants and allowances	39	146
Repurchase of noncontrolling interest	(158)	(95)
Repayments of debt and capital lease obligations	(184)	(51)
Payments on return of noncontrolling interest contributions	(67)	(3)
Payments under silent partnership obligation	(32)	(38)
Other	—	16

Net cash provided by financing activities	2,077	40

Net increase (decrease) in cash and cash equivalents	1,046	(122)

Cash and cash equivalents at beginning of period	933	1,432

Cash and cash equivalents at end of period	$1,979	$1,310

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries and GLOBALFOUNDRIES Inc. (GF) and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 27, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2009. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 27, 2009 and June 28, 2008 each consisted of 13 and 26 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries, as well as GF and its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries and GF are reported as noncontrolling interest.

The Company consolidates the accounts of GF and its majority-owned subsidiaries as required by Financial Accounting Standard Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R) (See Note 2, “GLOBALFOUNDRIES”).

Recently Adopted Accounting Pronouncements.

Noncontrolling Interest. In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the condensed consolidated balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue, pursuant to Securities and Exchange Commission (SEC) Accounting Series Release (ASR) 268 and EITF Topic D-98, to be classified outside stockholders’ equity. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. The Company adopted SFAS 160 at the beginning of its fiscal year 2009. Upon the formation of GF during the first quarter of 2009, the Company accounts for the noncontrolling interest held by Advanced Technology Investment Company LLC (ATIC) in GF in accordance with this accounting pronouncement. Since the preferred securities issued by GF to ATIC can be put to AMD in limited circumstances, ATIC’s noncontrolling interest is, accordingly, not reported as a component of stockholders’ equity in the condensed consolidated balance sheet. (See Note 2, “GLOBALFOUNDRIES”).

Business Combinations. In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires: that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, including changes related to acquired tax assets and income tax uncertainties from acquisitions that occurred prior to the date of adoption, be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) during the development period. Subsequent to the development period the carrying value, if any, of acquired in-process development will be considered a definite-life intangible asset and amortized over its estimated useful life. The Company adopted SFAS 141(R) in the first quarter of 2009 and will apply this accounting standard for future business combinations and changes in acquired tax assets and liabilities.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted SFAS 161 in the first quarter of 2009. (See Note 16, “Hedging Transactions and Derivative Financial Instruments”).

Life of Intangible Assets. In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The Company adopted FSP 142-3 in the first quarter of 2009. The new accounting standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Convertible Debt Instruments. In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and it does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented in the Company’s financial statements. In the first quarter of 2009, the Company adopted this FSP and modified its accounting for its 6.00% Convertible Senior Notes due 2015 (6.00% Notes). To retrospectively apply this FSP, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount. (See Note 15, “Accounting Changes—Convertible Debt Instruments”).

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The Company adopted this FSP in the second quarter of 2009. The adoption of this FSP had no financial impact the Company’s consolidated results of operations or financial condition. (See Note 10, “Financial Instruments”).

Other Than Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (FSP 115-2 and 124-2), which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The Company adopted this FSP in the second quarter of 2009. The adoption of this FSP did not have a material effect on the Company’s consolidated results of operations or financial condition.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this FSP in the second quarter of 2009. The adoption of this FSP did not have a material effect on the Company’s consolidated results of operations or financial condition. (See Note 10, “Financial Instruments”).

Subsequent Events. In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165), which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The Company adopted SFAS 165 in the second quarter of 2009. The Company has evaluated subsequent events through the date and time of the filing of this Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 on August 5, 2009. (See Note 17, “Subsequent Events”).

Recently Issued Accounting Pronouncements.

Transfer of Financial Assets. In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166), which removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125 (SFAS 140), and removes the exception from applying FIN 46R to qualifying special-purpose entities. This Statement clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact SFAS 166 will have on its consolidated results of operations or financial condition.

Variable Interest Entities. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46(R). Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact SFAS 167 will have on its consolidated results of operations or financial condition.

2. GLOBALFOUNDRIES

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which the Company formed GLOBALFOUNDRIES Inc., or GF. At the closing of this transaction (Closing), the Company contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38) (Dresden Subsidiaries), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange the Company received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to the Company in exchange for the transfer by the Company of 700,000 GF Class B Preferred Shares.

At the Closing, the Company also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of its common stock and warrants to purchase 35 million shares of its common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are exercisable after the earlier of (i) public ground-breaking of GF’s planned manufacturing facility in New York and (ii) March 2, 2011. The Warrants expire on March 2, 2019. (See Note 17, “Subsequent Events.”)

In connection with the Closing, AMD Fab 36 Holding GmbH and AMD Fab 36 Admin GmbH, repurchased the limited and silent partnership interests in AMD Fab 36 Limited Liability Company & Co KG (AMD Fab 36 KG) held by the remaining unaffiliated limited partner, Leipziger Messe Gesellschaft mbH (Leipziger Messe).

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC paid and the securities that they received are as follows:

•	Cash paid by WCH to AMD for the purchase of 58 million shares of AMD common stock and Warrants: $125 million;

•	Cash paid by ATIC to GF for the aggregate principal amount of Class A Notes, which are convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash paid by ATIC to GF for the aggregate principal amount of Class B Notes, which are convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash paid by ATIC to GF for 218,190 Class A Preferred Shares: $218 million;

•	Cash paid by ATIC to GF for 172,760 Class B Preferred Shares: $173 million; and

•	Cash paid by ATIC to AMD for 700,000 Class B Preferred Shares: $700 million.

As of the Closing, the Company and ATIC owned 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

Class A Preferred Shares. The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event (as defined below). The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. In the event of the liquidation, dissolution or winding up of GF (Liquidation Event), each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GF, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. The Class A Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class A Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class B Preferred Shares. The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a Liquidation Event. Each Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B Preferred Shares or upon conversion of the Class B Preferred Shares. In the event of a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GF. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GF, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The “Class B Conversion Rate” is 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. The Class B Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class B Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when the Company has secured for GF certain rights under its existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GF’s Board of Directors determines that GF no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the noteholder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the noteholder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Based on the structure of the transaction, pursuant to the guidance in FIN 46R, GF is a variable-interest entity, and the Company is deemed to be the primary beneficiary and is, therefore, required to consolidate the accounts of GF. Pursuant to the requirements of SFAS 160, which the Company applied as of the beginning of fiscal 2009, ATIC’s noncontrolling interest, represented by its equity interests in GF, is presented outside of stockholders’ equity in its condensed consolidated balance sheet due to the right that ATIC has to put those securities back to the Company in the event of a change of control of AMD during the two years following the Closing. The Company’s net income (loss) attributable to its common stockholders per share consists of its consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7% as of June 27, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GF’s Class A Preferred Shares (83.3% as of June 27, 2009).

The table below reflects the changes in noncontrolling interest during the quarter ended and six months ended June 27, 2009.

	Quarter Ended	Six Months Ended
	(in millions)
Balance, beginning of the period	$1,089	$169
Income attributable to Leipziger Messe	—	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	—	(173)
ATIC Contribution
Class A Preferred Shares	—	218
Class B Preferred Shares	—	873
GF net loss attributed to noncontrolling interest	(25)	(35)
Class B preferred share accretion	20	28

Balance at June 27, 2009	$1,085	$1,085

For the quarter and six months ended June 28, 2008, the noncontrolling interest recorded in the Company’s condensed consolidated statement of operations was $7 million and $20 million, respectively. This noncontrolling interest related to the guaranteed rate of return of between 11 and 13 percent for the unaffiliated partner contributions in AMD Fab 36 Limited Liability Company & Co. KG.

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consists of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GF shareholder may designate may decrease according to the percentage of GF’s shares it owns on a fully diluted basis.

Pursuant to the Shareholders’ Agreement, GF is not allowed to take certain corporate actions without unanimous GF Board approval. The Shareholders’ Agreement sets forth procedures by which any deadlock with respect to matters requiring GF Board approval is to be resolved.

Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to the Company in exchange for cash, or if a change of control of AMD occurs after a specified event, ATIC will have the option to purchase in cash any or all of GF securities (valued at their fair market value) held by the Company and its permitted transferees.

Funding Agreement. The Funding Agreement provides for the future funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over the next five years. The Company has the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to its interest in the fully converted ordinary shares of GF.

At each equity funding, the equity securities to be issued by GF will consist of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. Rather than issuing Preferred Shares, GF may, in certain circumstances, issue additional Class A Notes and Class B Notes to ATIC in those same proportions in connection with future funding. The aggregate amount of equity funding to be provided by the shareholders in any fiscal year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GF. In addition, GF is required to obtain specified third-party debt in any given fiscal year, as set forth in its five-year capital plan. To the extent that GF obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. To the extent that GF is not able to obtain the full amount of third-party debt, ATIC is not obligated to make up the difference. To the extent the Company chooses not to participate in an equity financing of GF, ATIC is obligated to purchase its share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or AMD and the absence of a material breach or default by GF or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

Wafer Supply Agreement. The Wafer Supply Agreement governs the terms by which the Company purchases products manufactured by GF. Pursuant to the Wafer Supply Agreement, the Company purchases, subject to limited exceptions, all of its microprocessor unit (MPU) product requirements from GF. If the Company acquires a third-party business that manufactures MPU products, it will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes a 32nm-qualified process, the Company will purchase from GF, where competitive, specified percentages of its graphics processor unit (GPU) requirements at all process nodes, which percentages will increase linearly over a five-year period. At its request, GF will also provide sort services to the Company on a product-by-product basis.

The Company will provide GF with product forecasts of its MPU and GPU product requirements. The price for MPU products is related to the percentage of the Company’s MPU-specific total cost of goods sold. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for the Company.

The Wafer Supply Agreement is in effect through May 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement.

3. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units of continuing operations for the quarters and six months ended June 27, 2009 and June 28, 2008, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions)
Cost of sales	$1	$3	$2	$6
Research and development	10	9	19	24
Marketing, general, and administrative	7	6	18	8

Total stock-based compensation expense	18	18	39	38
Tax benefit	—	—	—	—

Stock-based compensation expense, net of tax	$18	$18	$39	$38

For the quarter and six months ended June 27, 2009, the Company did not have employee stock-based compensation expense for discontinued operations. For the quarter and six months ended June 28, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million.

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Expected volatility	75.14%	59.81%	78.92%	64.18%
Risk-free interest rate	1.53%	2.74%	1.34%	2.65%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.67	3.19	3.67	3.19

For the quarters ended June 27, 2009 and June 28, 2008, the Company granted 1,674,629 and 1,021,822 employee stock options, respectively, with average estimated grant date fair values of $2.07 and $3.13, respectively. For the six months ended June 27, 2009 and June 28, 2008, the Company granted 2,778,663 and 10,555,698 employee stock options, respectively, with average estimated grant date fair values of $1.79 and $3.04, respectively.

Restricted Stock Units and Awards. For the quarters ended June 27, 2009 and June 28, 2008, the Company granted 15,549,456 and 6,797,802 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $4.01 and $7.40, respectively. For the six months ended June 27, 2009 and June 28, 2008, the Company granted 15,749,106 and 7,288,586 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $3.99 and $7.34, respectively.

4. Goodwill and Acquisition Related Intangible Assets

The carrying amount of goodwill for the Graphics segment as of June 27, 2009 and December 27, 2008, was $323 million.

Information regarding the Company’s acquisition-related intangible assets as of June 27, 2009 and December 27, 2008, and for the six months ended June 27, 2009, is as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
	(In millions)
Intangible assets, net December 27, 2008	$2	$83	$62	$21	$168
2009 amortization expense	(1)	(15)	(17)	(2)	(35)

Intangible assets, net June 27, 2009	$1	$68	$45	$19	$133

Weighted average amortization period (in months)	50	60	48	84

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

Fiscal year		Amortization expense
		(In millions)
Remaining	2009	$35
	2010	61
	2011	29
	2012	4
	2013	4

Total		$133

5. Net Income (Loss) Attributable to AMD Common Stockholders Per Share

Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Potential dilutive common shares include stock options, restricted stock awards, shares issuable upon the conversion of convertible debt and shares issuable upon exercise of the Warrant issued by the Company to WCH in connection with the GF transaction. The following table sets forth the components of basic and diluted income (loss) attributable to AMD common stockholders per share:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions except per share data)		(In millions except per share data)
Numerator:

Net income (loss)	$(335)	$(1,188)	$(749)	$(1,539)
Net (income) loss attributable to noncontrolling interest	25	(7)	31	(20)
Class B preferred share accretion	(20)	—	(28)	—

Numerator for basic and diluted net income (loss) attributable to AMD common stockholders	$(330)	$(1,195)	$(746)	$(1,559)

Numerator for basic and diluted net income (loss) attributable to AMD common stockholders from continuing operations	$(330)	$(701)	$(746)	$(1,035)
Numerator for basic and diluted net income (loss) attributable to AMD common stockholders from discontinued operations	$—	$(494)	$—	$(524)

Denominator:

Denominator for basic net income (loss) attributable to AMD common stockholders per share	667	607	647	606
Effect of dilutive potential common shares:	—	—	—	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	667	607	647	606

Basic and diluted net income (loss) attributable to AMD common stockholders from continuing operations per share	$(0.49)	$(1.16)	$(1.15)	$(1.71)
Basic and diluted net income (loss) attributable to AMD common stockholders from discontinued operations per share	$—	$(0.81)	$—	$(0.86)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.49)	$(1.97)	$(1.15)	$(2.57)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 69 million, (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 totaling 75 million and (iii) issuable upon exercise of the Warrants totaling 35 million were not included in the net loss attributable to AMD common stockholders per share calculation for the second quarter ended June 27, 2009 because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 68 million, (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 totaling 75 million and (iii) issuable upon exercise of the Warrants totaling 35 million were not included in the net loss attributable to AMD common stockholders per share calculation for the six months ended June 27, 2009 because their inclusion would have been anti-dilutive.

Potential common shares from outstanding equity incentive awards totaling approximately 63 million as well as approximately 75 million common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 were not included in the net loss attributable to AMD common stockholders per share calculation for the second quarter and six months ended June 28, 2008 because their inclusion would have been anti-dilutive.

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

In the first quarter of 2009, the Company consummated the GF manufacturing joint venture transaction and started using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate its graphics technology; and

•

the Foundry segment, which includes the operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF from March 2, 2009 onward.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, profit sharing expense, restructuring charges and, impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category. The Handheld business unit consists of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009.

Starting in the first quarter of 2009, the Company also has an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment for the quarter and six months ended June 27, 2009. Information for prior periods has not been recast to reflect the segment changes noted above because it is not practicable to do so.

	Quarter Ended	Six Months Ended
	June 27, 2009	June 27, 2009
	(In millions)
Net revenue:
Computing Solutions	$910	$1,848
Graphics	251	473
Foundry	253	536
All Other	23	40
Intersegment Eliminations	(253)	(536)

Total net revenue	$1,184	$2,361

Operating income (loss):
Computing Solutions	$(72)	$(107)
Graphics	(12)	(11)
Foundry	(101)	(233)
All Other	(41)	(165)
Intersegment Eliminations	(23)	(31)

Total operating income (loss)	$(249)	$(547)

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters and six months ended June 27, 2009 and June 28, 2008, applying the segment structure that was in place as of December 27, 2008:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions)
Net revenue:
Computing Solutions	$910	$1,101	$1,848	$2,295
Graphics	251	248	473	510
All Other	23	13	40	44

Total net revenue	$1,184	$1,362	$2,361	$2,849

Operating income (loss):
Computing Solutions	$(181)	$(9)	$(342)	$(173)
Graphics	(16)	(38)	(21)	(25)
All Other	(52)	(522)	(184)	(605)

Total operating income (loss)	$(249)	$(569)	$(547)	$(803)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss), shown net of tax:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions)
Net income (loss) attributable to AMD stockholders	$(330)	$(1,195)	$(746)	$(1,559)
Net change in unrealized gains (losses) on available-for-sale securities	6	18	6	(2)

Net change in unrealized gains (losses) on cash flow hedges	4	(13)	9	(8)
Net change in minimum pension liability	—	—	4	—

Other comprehensive income (loss)	10	5	19	(10)

Total comprehensive income (loss)	$(320)	$(1,190)	$(727)	$(1,569)

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on the Company’s consolidated balance sheet was for $28 million and represented the amount of silent partnership contributions that AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe (excluding the guaranteed rate of return.) At the Closing of the GF transaction, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe and the guarantee was terminated.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008. In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. Pursuant to the partnership agreements of AMTC and BAC, the commencement of insolvency proceedings constituted an event of default which gave AMD and Toppan the right to expel Qimonda from the joint ventures. In March 2009, with agreement from Qimonda’s insolvency administrator, AMD and Toppan expelled Qimonda as a limited partner from the AMTC and BAC joint ventures, and, accordingly, became the only remaining joint venture partners.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $34 million was outstanding as of June 27, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of June 27, 2009, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $18 million. The Company’s maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $61 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $49 million was outstanding as of June 27, 2009. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. In June 2009, the AMTC credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of June 27, 2009, the Company’s potential obligation under this guarantee was the equivalent of $24 million plus the Company’s portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of June 27, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because the Company believes that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, the Company recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009.

Warranties and Indemnities

The Company generally warrants that its microprocessors, graphics processors, and chipsets sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year, provided that, subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI Technologies ULC (ATI)-branded PC workstation products and has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty during the six months ended June 27, 2009 and June 28, 2008 are as follows:

	Six months Ended
	June 27, 2009	June 28, 2008
	(In millions)
Balance, beginning of year	$19	$15
New warranties issued during the year	13	20
Settlements during the year	(15)	(6)
Changes in liability for pre-existing warranties during the year, including expirations	(1)	(10)

Balance, end of the period	$16	$19

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

9. Income Tax

The Company recorded an income tax benefit of $10 million in the second quarter of 2009 and an income tax benefit of less than $1 million in the second quarter of 2008. For the six months ended June 27, 2009, the Company recorded an income tax provision of $106 million. For the six months ended June 28, 2008, the Company recorded an income tax benefit of less than $1 million.

The income tax benefit of $10 million for the second quarter of 2009 consisted of foreign taxes in profitable locations of $7 million, offset by discrete tax benefits of $7 million and the tax effects of items credited directly to other comprehensive income (OCI) of $10 million. The income tax provision of $106 million recorded in the first six months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of the Company’s ownership interests in its Dresden Subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits and the tax effects of items credited directly to OCI. The income tax benefit of less than $1 million for both the second quarter and first six months of 2008 was due to foreign taxes in profitable locations offset by immaterial discrete tax benefits.

As of June 27, 2009, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 27, 2009, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $11 million during the quarter primarily due to the expiration of certain statutes of limitation. Total gross unrecognized tax benefits as of June 27, 2009 was approximately $150 million. As a result, the Company has now recognized $94 million of current and long-term deferred tax assets, previously under a valuation allowance, with $123 million of liabilities for unrecognized tax benefits as of June 27, 2009. The net impact on the effective tax rate of the decrease in gross unrecognized tax benefits in the second quarter of 2009 was $4 million. There were no material changes in interest and penalties in the second quarter of 2009.

During the 12 months beginning June 28, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $79 million as a result of the expiration of certain statutes of limitation and other potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

10. Financial Instruments

Available-for-sale securities held by the Company as of June 27, 2009 and December 27, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
June 27, 2009
Cash equivalents:
Commercial paper	$146	$—	$—	$146
Money market funds	1,429	—	—	1,429
Time deposits	203	—	—	203

Total cash equivalents	$1,778	$—	$—	$1,778

Marketable securities:
Auction rate securities	$85	$5	$—	$90
Commercial paper	338	—	—	338
Time deposits	30	—	—	30

Total marketable securities	$453	$5	$—	$458

Long-term investments:
Equity investments (included in other assets)	$1	$—	$—	$1

Grand Total	$2,232	$5	$—	$2,237

December 27, 2008
Cash equivalents:
Commercial paper	$16	$—	$—	$16
Money market funds	547	—	—	547
Time deposits	236	—	—	236

Total cash equivalents	$799	$—	$—	$799

Marketable securities:
Auction rate securities	$89	$—	$—	$89
Spansion Class A common stock	3	—	—	3

Total marketable securities	$92	$—	$—	$92

Long-term investments:
Equity investments (included in other assets)	$2	$—	$—	$2

Grand Total	$893	$—	$—	$893

Long-term equity investments consist of marketable equity securities that, while available-for-sale, are not intended to be used to fund current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities at June 27, 2009 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

The Company did not sell any available-for-sale securities prior to maturity in the quarters and six months ended June 27, 2009 and June 28, 2008.

At June 27, 2009 and December 27, 2008, respectively, the Company had approximately $47 million and $31 million of investments classified as held-to-maturity, consisting of money market funds, commercial paper and treasury notes used for long-term workers’ compensation, leasehold and letter of credit deposits, which are included in other assets on the Company’s condensed consolidated balance sheets. The fair value of these investments approximated their cost at June 27, 2009 and December 27, 2008.

In addition, the Company also had trading securities, consisting of ARS subject to the UBS put option, of $77 million and $71 million included in marketable securities at June 27, 2009 and December 27, 2008.

Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

	Fair value measurement at reporting dates using
	June 27, 2009 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds(1)	$1,475	$1,475	$—	$—
Commercial paper(2)	485	—	485	—
Time deposits(3)	233	—	233	—
Auction rate securities(4)	167	—	—	167
UBS put option(5)	5	—	—	5
Marketable equity securities(6)	1	1	—	—
Foreign currency derivative contracts(7)	(8)	—	(8)	—

	December 27, 2008
Money market mutual funds(1)	$576	$576	$—	$—
Commercial paper(2)	18	—	18	—
Time deposits(3)	236	—	236	—
Auction rate securities(4)	160	—	—	160
UBS put option(5)	11	—	—	11
Marketable equity securities(6)	5	5	—	—
Foreign currency derivative contracts(7)	(36)	—	(36)	—

(1)

At June 27, 2009, $1,429 million was included in cash and cash equivalents and $46 million was included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $547 million was included in cash and cash equivalents and $29 million was included in other assets on the Company’s condensed consolidated balance sheet.

(2)

At June 27, 2009, $146 million included in cash and cash equivalents, $338 million included in marketable securities and $1 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $16 million included in cash and cash equivalents and $2 million included in other assets on the Company’s condensed consolidated balance sheet.

(3)

At June 27, 2009, $203 million was included in cash and cash equivalents and $30 million was included in marketable securities on the Company’s condensed consolidated balance sheet. At December 27, 2008, $236 million was included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(4)

At June 27, 2009, $167 million was included in marketable securities on the Company’s condensed consolidated balance sheet, which includes $90 million of securities classified as available-for-sale and $77 million classified as trading securities. At December 27, 2008, $160 million was included in marketable securities on the Company’s condensed consolidated balance sheet, which includes $89 million of securities classified as available-for-sale and $71 million classified as trading securities.

(5)

At June 27, 2009, $5 million was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $11 million was included in other assets on the Company’s condensed consolidated balance sheet.

(6)

At June 27, 2009, $1 million was included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $3 million was included in marketable securities and $2 million was included in other assets on the Company’s condensed consolidated balance sheet.

(7)

At June 27, 2009, $8 million was included in accrued liabilities on the Company’s condensed consolidated balance sheet. All foreign currency derivable contracts were in a loss position. At December 27, 2008, $36 million was included in accrued liabilities on the Company’s condensed consolidated balance sheet, which includes $42 million of foreign currency derivable contracts that were in a loss position and $6 million of contracts that were in a gain position. (See Note 16, “Hedging Transactions and Derivative Financial Instruments”).

The Company measures its cash equivalents, marketable securities, the UBS put option and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of ARS investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within six months, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

As of June 27, 2009, the Company’s investments in ARS included approximately $133 million of student loan ARS and $34 million of municipal and corporate ARS. Approximately 80 percent of the Company’s ARS holdings are AAA rated investments and all the $133 million of student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analysis. The outcomes of these activities indicated that the fair value of the ARS increased by $12 million as of June 27, 2009 when compared with the fair value as of December 27, 2008.

The significant inputs and assumptions used by the Company in the discounted cash flow model to determine the fair value of its ARS, as of June 27, 2009 and December 27 2008, were as follows:

•

The discount rate was determined based on the one-year LIBOR of 1.59% as of June 27, 2009, adjusted by 123 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. As of December 27, 2008, the discount rate was determined based on the average one-year LIBOR of 2.34% adjusted by 240 bps to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, as of June 27, 2009 and December 27, 2008, the discount rate was adjusted for a liquidity discount of 90 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

As of June 27, 2009 and December 27, 2008, the Company assigned an additional credit risk discount of 200 bps to the discount rate for all ARS that are not backed by the federal government. The total carrying value as of June 27, 2009 and December 27, 2008 of investments not backed by the federal government was approximately $34 million and $33 million, respectively.

•

As of June 27, 2009 and December 27, 2008, the Company applied the discount rate over the expected life of the estimated cash flows of the ARS (approximately 17 years). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. In accounting for the put option, the Company made the fair value accounting election as permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Accordingly, the Company initially recorded the put option at its estimated fair value as an other asset on the Company’s consolidated balance sheet, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded a loss of approximately $6 million during the six months ended June 27, 2009 to reflect the change in fair value of the put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of June 27, 2009 and December 27, 2008, are as follows:

•

As of June 27, 2009, the discount rate was determined based on the one-year LIBOR (1.59%), adjusted by 128 bps to reflect the credit risk associated with the UBS put option. The 128 bps represents the current credit default swap rate for UBS. As of December 27, 2008, the discount rate was determined based on the period end one-year LIBOR (2.09%), adjusted by 202 bps to reflect the credit risk associated with the UBS put option. The 202 bps represents the current credit default swap rate for UBS.

•

The Company applied the discount rate over the expected life of the estimated cash flows of the put option (12 months). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments and the put option could be significantly higher or lower than the fair value determined by the Company as of June 27, 2009.

In addition, the Company has reclassified the ARS, with an estimated fair value of $71 million as of December 27, 2008, that the Company purchased from UBS from the “available-for-sale” category, to the “trading securities” category. Future changes in estimated fair value of these ARS are being recorded in earnings. The Company recorded a gain of $6 million during the quarter and six months ended June 27, 2009 to reflect the change in the fair value of these ARS. The Company recorded losses of $5 million and $6 million during the quarter and six months ended June 27, 2009, respectively, to reflect the change in the fair value of the UBS put option.

As of June 27, 2009, the Company classified its investments in ARS as current assets because it has the intent to sell and it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months. Although there may not be successful future auctions, the Company reasonably expects there to be other channels through which it will be able to sell the ARS. Specific factors the Company considered in determining that its ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	The Company has had redemptions, at par, totaling $32 million throughout the period of failed auctions.

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

The roll-forward of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Quarter Ended June 27, 2009		Six Months Ended June 27, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$158	$10	$160	$11
Redemption at par	(2)	—	(5)	—
Change in fair value included in net income (loss)	6	(5)	6	(6)
Change in fair value included in other comprehensive income (loss)	5	—	6	—

Ending balance, June 27, 2009	$167	$5	$167	$5

Total financial assets at fair value classified within Level 3 were 2 percent of total assets on the Company’s condensed consolidated balance sheet as June 27, 2009.

	Quarter Ended June 28, 2008	Six Months Ended June 28, 2008
	Auction Rate Securities	Auction Rate Securities
	(In millions)
Beginning balance	$202	$—
Transfers of ARS into Level 3	—	210
Redemption at par	(10)	(18)
Change in fair value included in net income (loss)	(12)	(12)

Ending balance, June 28, 2008	$180	$180

Fair Value of Other Financial Instruments. The fair value of the Company’s long-term debt, except for the convertible notes issued by GF, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the convertible notes issued by GF is estimated based on a valuation model that incorporates relevant market inputs. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	June 27, 2009		December 27, 2008
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$5,275	$3,562	$4,551	$2,071

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms. In addition, with respect to the balances of $89 million and $86 million as of June 27, 2009 and December 27, 2008, respectively, relating to the receivable financing arrangement with IBM Credit LLC, the fair value approximates the carrying value due to the short term nature. (See Note 13, “Receivable Financing Arrangement”).

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

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the second quarter of 2009, the Company recorded restructuring charges related to this plan of approximately $1 million. The Company anticipates that this plan will be substantially completed during 2009 and that the restructuring charges relating to this plan to be recorded in the remainder of 2009 will be minimal.

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in the Company’s condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through June 27, 2009:

	December 27, 2008	March 28, 2009	June 27, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$—	$47
Contract or program terminations	4	13	—	17
Asset impairments	18	10	—	28
Facility consolidations and closures	6	7	1	14

Total	$50	$55	$1	$106

The following table provides a roll forward of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(In millions)
Balance December 27, 2008	$14	$9
Charges	28	28
Cash payments	(33)	(17)
Non-cash charges	—	(2)

Balance June 27, 2009	$9	$18

In December 2002, the Company initiated a restructuring plan (the 2002 Restructuring Plan) to align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to its Sunnyvale, California site, the Company entered into a sublease agreement for a portion of these facilities with Spansion Inc. On March 1, 2009, Spansion filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion filed a motion in that proceeding in which it indicated that it does not intend to perform its obligations under its sublease agreement with the Company. As a result of this and the Company’s ongoing assessment of the restructuring accrual, the Company recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in its condensed consolidated statement of operations. The Company anticipates these amounts will be paid through 2011.

The following table provides a roll forward of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(8)

Balance June 27, 2009	$29

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

13. Receivable Financing Arrangement

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of June 27, 2009, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, pursuant to the requirements of EITF Issue No. 88-18, Sales of Future Revenue, the Company classified funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from the distributors. For the six months ended June 27, 2009, the Company received proceeds of approximately $254 million from the transfer of accounts receivable under this financing arrangement and the IBM parties collected approximately $251 million from the distributors participating in the arrangement. As of June 27, 2009, $89 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. These amounts appear as “Other short-term obligations” on the Company’s condensed consolidated balance sheets and are not considered a cash commitment.

14. Accrued Liabilities

The Company’s accrued liabilities at the quarters ended June 27, 2009 and December 27, 2008 were as follows:

	June 27, 2009	December 27, 2008
	(In millions)
Marketing program and advertising expenses	$169	$216
Software technology licenses payables	43	87
Interest payables	99	77
Others	331	405

	$642	$785

15. Accounting Change — Convertible Debt Instruments

In the first quarter of 2009, the Company adopted FSP APB 14-1 and modified its accounting for its 6.00% Notes. To retrospectively apply this FSP, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

In November 2008, the Company repurchased $60 million in principal value of its 6.00% Notes ($54 million, net of unamortized debt discount) in an open market transaction for approximately $21 million, resulting in a gain of $39 million under accounting guidance prevailing at that time. Under the provisions of FSP APB 14-1, the Company allocated $6 million of the $21 million to the equity component and $27 million to the debt component, which resulted in an adjusted gain of approximately $27 million.

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

In the second quarter of 2009, the effect of applying the provisions of FSP APB 14-1 was an increase in non-cash interest expense of approximately $6 million, which represents accretion of the unamortized debt discount associated with the 6.00% Notes for the second quarter of 2009.

In the first six months of 2009, the effect of applying the provisions of FSP APB 14-1 was (i) an increase in non-cash interest expense of approximately $12 million, which represents accretion of the unamortized debt discount associated with the 6.00% Notes for the first six months of 2009, and (ii) an increase in other income (expense) of $9 million, which represents the difference in accounting for the gain on the debt repurchase under prior accounting compared with accounting pursuant to this FSP.

The following tables show the other information related to the 6.00% Notes required to be disclosed under FSP APB 14-1.

Information related to equity and debt components:

	June 27, 2009	December 27, 2008
	(In millions)
Carrying amount of the equity component	$238	$262
Principal amount of the 6.00% Notes	1,982	2,140
Unamortized discount (1)	(184)	(212)
Net carrying amount	$1,798	$1,928
(1)	As of June 27, 2009, the remaining period over which the unamortized discount will be amortized is 70 months.

Information related to interest rates and expense

(Millions except percentages):

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Effective interest rate	8%	8%	8%	8%
Interest cost related to contractual interest coupon	$30	$33	$61	$66
Interest cost related to amortization of the discount	$6	$6	$12	$12

The following tables show the financial statement line items affected by retrospective application of FSP APB 14-1 on the affected financial statement line items for the periods indicated:

	Consolidated Statements of Operations (In millions except per share data)
	Years Ended
	December 27, 2008			December 29, 2007
	As Adjusted under FSP APB 14-1	As Reported	Effect of Change	As Adjusted under FSP APB 14-1	As Reported	Effect of Change
Interest expense	$(391)	$(366)	$(25)	$(383)	$(367)	$(16)
Other income (expense), net	(44)	(31)	(13)	(162)	(162)
Income (loss) before income taxes	(2,351)	(2,313)	(38)	(2,782)	(2,766)	(16)
Income (loss) from continuing operations	(2,419)	(2,381)	(38)	(2,809)	(2,793)	(16)
Net income (loss)	(3,103)	(3,065)	(38)	(3,360)	(3,344)	(16)
Net income (loss) attributable to AMD common stockholders	(3,136)	(3,098)	(38)	(3,395)	(3,379)	(16)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(4.04)	$(3.98)	$(0.06)	$(5.10)	$(5.07)	$(0.03)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(5.16)	$(5.10)	$(0.06)	$(6.09)	$(6.06)	$(0.03)
Shares used in per share calculation
Basic and diluted	607	607		558	558

	Condensed Consolidated Statements of Operations
	Quarter Ended June 28, 2008
	(In millions except per share data)
	As Adjusted under FSP APB 14-1	As Reported	Effect of Change
Interest expense	$(101)	$(95)	$(6)
Other income (expense), net	(34)	(34)	—
Income (loss) before income taxes	(694)	(688)	(6)
Income (loss) from continuing operations	(694)	(688)	(6)
Net income (loss)	(1,188)	(1,182)	(6)
Net income (loss) attributable to AMD common stockholders	(1,195)	(1,189)	(6)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(1.16)	$(1.15)	$(0.01)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(1.97)	$(1.96)	$(0.01)
Shares used in per share calculation
Basic and diluted	607	607

	Condensed Consolidated Statements of Operations
	Six Months Ended June 28, 2008
	(In millions)
	As Adjusted under FSP APB 14-1	As Reported	Effect of Change
Interest expense	$(202)	$(190)	$(12)
Other income (expense), net	(35)	(35)	—
Income (loss) before income taxes	(1,015)	(1,003)	(12)
Income (loss) from continuing operations	(1,015)	(1,003)	(12)
Net income (loss)	(1,539)	(1,527)	(12)
Net income (loss) attributable to AMD common stockholders	(1,559)	(1,547)	(12)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(1.71)	$(1.69)	$(0.02)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(2.57)	$(2.55)	$(0.02)
Shares used in per share calculation
Basic and diluted	606	606

	Consolidated Balance Sheets December 27, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
	(In millions)
Other assets	$506	$509	$(3)
Total assets	7,672	7,675	(3)
Long-term debt and capital lease obligation, less current portion (1)	4,490	4,702	(212)
Stockholders’ equity:
Capital in excess of par value (2)	6,361	6,099	262
Retained earnings (deficit) (3)	(6,251)	(6,198)	(53)
Total stockholders’ equity (deficit)	127	(82)	209
Total liabilities and stockholders’ equity (deficit)	$7,672	$7,675	$(3)
(1)	The effect of the change on long-term debt at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), less amortization of the discount from the issuance date ($41 million) and the amount of the debt discount written off in connection with the November 2008 repurchase of the 6.00% Notes allocated to the debt component ($6 million).
(2)	The effect of the change on paid-in capital at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), and the cost of the November 2008 repurchase of the 6.00% Notes allocated to the equity component ($6 million) less the portion of the original debt issuance costs in proportion to amounts allocated to equity ($3 million).
(3)	The effect of the change on retained earnings (deficit) at December 27, 2008 includes the amortization of the discount from the issuance date ($41 million) and an adjustment to the previously reported gain on the November 2008 repurchase of the 6.00% Notes ($12 million).

16. Hedging Transactions and Derivative Financial Instruments

The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

From time to time the Company uses foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. The Company designates these contracts as cash flow hedges of forecasted expenses and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is recorded in earnings immediately.

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

The following table shows the amount of loss included in other comprehensive income, the amount of loss reclassified from other comprehensive loss and included in the Company’s condensed consolidated statement of operations, and the fair value amounts included in accrued liabilities related to foreign currency forward contracts designated as cash flow hedges for the quarter and six months ended June 27, 2009. The table also includes the amount of loss included in other income (expense) related to contracts not designated as hedging instruments for the quarter and six months ended June 27, 2009.

Location of gain/(loss)	Amount of gain /(loss) during quarter ended June 27, 2009	Amount of gain /(loss) during six months ended June 27, 2009	Fair value included in accrued liabilities
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments			$(7)
Other comprehensive income	$(2)	$(9)
Cost of sales	$(5)	$(18)
Research and development	$(7)	$(11)
Marketing, general and administrative	$(2)	$(5)
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$(42)	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis.

By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. The Company minimizes counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions of investment grade credit rating. As of June 27, 2009, all of the Company’s outstanding contracts are in a loss position, effectively eliminating counterparty credit risk. As of June 27, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $373 million. All the contracts mature within 12 months and the amounts recorded in other comprehensive income are expected to be recognized during this period.

17. Subsequent Events

The following reflect non-recognized subsequent events that have occurred through the date and time the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 with the SEC on August 5, 2009:

Repurchase of 6.00% Notes. In July 2009, the Company repurchased an aggregate of $120 million principal amount of its 6.00% Notes ($109 million, net of unamortized debt discount) in open market transactions for $64 million in cash. Under the provisions of FSP APB 14-1, the Company allocated $3 million of the $64 million as an equity component and $61 million as a debt component, which resulted in a gain of approximately $49 million.

Additional funding from ATIC to GF. In July 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. The Company declined to participate in the funding. As a result, the Company’s economic ownership interest in GF (on a fully converted to common basis) decreased to approximately 32 percent.

Stock option exchange. On June 29, 2009, the Company launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010 held by eligible employees for replacement options to be granted under the Company’s 2004 Equity Incentive Plan. The offer expired on July 27, 2009. As a result of the exchange offer, employees tendered options to purchase 14.6 million shares of common stock (representing 67% of the total options eligible for exchange) with a weighted-average exercise price of $14.70 per share. The Company cancelled and replaced these options on July 27, 2009 with options to purchase 4 million shares of its common stock with an exercise price of $3.80 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on July 27, 2009. The Company does not expect the impact of the option exchange to have a material effect on its consolidated results of operations or financial condition.

Groundbreaking of GF Fab 2. On July 24, 2009 GF held a public ground-breaking for its planned manufacturing facility in New York. As a result, the Warrants issued by the Company to WCH on March 2, 2009 to purchase 35 million shares of the Company’s common stock at an exercise price of $0.01 per share became exercisable by WCH on July 24, 2009. These Warrants will be included in the Company’s basic earnings per share calculation in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our products; the growth and competitive landscape of the markets in which we participate; the credit market crisis and other macro-economic challenges currently affecting the global economy and end-user demand for PCs; our cost reduction efforts and related restructuring charges; future sales of previously written-down inventory; our plans to purchase or otherwise retire our 5.75% Notes, 6.00% Notes and 7.75% Notes; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and transition to more advanced manufacturing process technologies, consistent with our current plans; (6) our ability to make additional investment in research and development and that such opportunities will be available; and (7) the expected demand for computers. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (5) that we may be unable to develop, launch and ramp new products and technologies in the volumes required by the market on a timely basis; (6) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way; (7) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; (8) that demand for computers will be lower than currently expected; (9) that we may under-utilize GLOBALFOUNDRIES’ and our own manufacturing facilities; and (10) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 58 and the “Financial Condition” section beginning on page 47 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries as well as GLOBALFOUNDRIES Inc. (GF) and its consolidated subsidiaries, including a discussion of our results of operations for the quarter and six months ending June 27, 2009 compared to the quarter ending March 28, 2009 and quarter and six months ending June 28, 2008, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we are required to consolidate the accounts of GF pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R). References in this report to “us,” “our,” “AMD,” or “the Company” include these consolidated operating results.

In the second quarter of 2009, the global macroeconomic environment continued to be challenging. Although we believe end-user PC demand stabilized, end-customers continued to demand value-priced products, which adversely impacted our average selling prices and product mix. With respect to our product roadmap, we were able to meet or exceed our major engineering milestones during the second quarter of 2009, and in June 2009 we began shipping our new six-core AMD Opteron™ processor for servers and introduced a 40-nanometer graphics processer for desktop PCs. Moreover, we reduced our cash requirements and operating expenses as compared to the first quarter of 2009 and the second quarter of 2008.

Net revenue in the second quarter of 2009 was $1.2 billion, approximately flat compared to the first quarter of 2009 and a 13 percent decrease compared to the second quarter of 2008. Compared to the first quarter of 2009, a 3 percent decrease in Computing Solutions net revenue was offset by a 13 percent increase in Graphics net revenue during the second quarter of 2009. Although net revenue was approximately flat compared to the first quarter of 2009, total unit shipments increased 27 percent as our customers began to replenish depleted inventory. However, this unit shipment increase was almost entirely offset by a 20 percent decrease in average selling prices as end-customers demanded more value-priced products, which resulted in both decreasing prices and a shift in product mix to lower end microprocessors and GPUs. Net revenue in the second quarter of 2009 decreased compared to the second quarter of 2008 due to a decrease in average selling prices partially offset by an increase in unit shipments. Average selling prices decreased due to the shift in our product mix to lower end microprocessors. Unit shipments increased due to an increase in GPU and chipset unit shipments.

Gross margin, as a percentage of net revenue for the second quarter of 2009 was 37 percent, a 6 percentage point decrease compared to 43 percent in the first quarter of 2009 and a 1 percentage point decrease compared to 38 percent in the second quarter of 2008. However, during the fourth quarter of 2008, we recorded a $227 million incremental write-down of certain inventory due to weak economic conditions. A portion of this inventory was sold in the first quarter of 2009 at discount prices, which benefited gross margin in the first quarter of 2009 by $64 million, or 5 percentage points, and an additional portion of this inventory was sold in the second quarter of 2009, which benefited gross margin by $98 million, or 8 percentage points. The decrease in gross margin during the second quarter of 2009 as compared to the first quarter of 2009 and the second quarter of 2008 was primarily due to lower average selling prices as our product mix shifted to lower end products. Gross margin was also negatively impacted by our underutilization of GF’s manufacturing assets in the first and second quarters of 2009 due to lower wafer volumes.

Our operating loss for the second quarter of 2009 was $249 million compared to $298 million in the first quarter of 2009 and $569 million in the second quarter of 2008. The improvement in operating performance for the second quarter of 2009 compared to the first quarter of 2009 was primarily due to a reduction in operating expenses and restructuring charges. The improvement in operating performance in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to the absence of the impairment of goodwill and acquired intangible assets and reduced operating expenses. In addition, during the second quarter of 2008 we recorded a $193 million gain on the sale of 200 millimeter equipment.

Our cash, cash equivalents and marketable securities as of June 27, 2009 was $2.5 billion compared to $1.1 billion as of December 27, 2008. The increase in our cash, cash equivalents and marketable securities was primarily due to the consummation of the GF manufacturing joint venture transaction. Of the $2.5 billion, $877 million constituted GF cash and cash equivalents. Because the global macroeconomic environment continues to be uncertain, we continue to preserve cash and exercise cost containment measures.

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

GLOBALFOUNDRIES

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which we formed GF. At the closing of this transaction (Closing), we contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of our patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange we received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to us in exchange for the transfer by us of 700,000 GF Class B Preferred Shares.

At the Closing, we also issued to WCH for an aggregate purchase price of $125 million, 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share (the Warrants). The Warrants became exercisable upon the public ground-breaking of GF’s planned manufacturing facility in New York on July 24, 2009 and expire on March 2, 2019.

Under the Master Transaction Agreement, the cash consideration that WCH and ATIC paid and the securities that they received are as follows:

•	Cash paid by WCH to AMD for the purchase of 58 million shares of AMD common stock and Warrants: $125 million;

•	Cash paid by ATIC to GF for the aggregate principal amount of Class A Notes, which are convertible into 201,810 Class A Preferred Shares: $202 million;

•	Cash paid by ATIC to GF for the aggregate principal amount of Class B Notes, which are convertible into 807,240 Class B Preferred Shares: $807 million;

•	Cash paid by ATIC to GF for 218,190 Class A Preferred Shares: $218 million;

•	Cash paid by ATIC to GF for 172,760 Class B Preferred Shares: $173 million; and

•	Cash paid by ATIC to AMD for 700,000 Class B Preferred Shares: $700 million.

As of the Closing, AMD and ATIC owned 1,090,950, or 83.3%, and 218,190, or 16.7%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

Class A Preferred Shares. The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event (as defined below). The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. In the event of the liquidation, dissolution or winding up of GF (Liquidation Event), each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GF, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. The Class A Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class A Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class B Preferred Shares. The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a Liquidation Event. Each Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of

Class B Preferred Shares or upon conversion of the Class B Preferred Shares. In the event of a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GF. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GF, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The “Class B Conversion Rate” is 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. The Class B Preferred Shares are non-voting until the Reconciliation Event (defined below). Following the Reconciliation Event, each Class B Preferred Share will vote on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when we have secured for GF certain rights under our existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GF’s Board of Directors determines that GF no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the noteholder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the noteholder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

For accounting purposes, we consolidate the accounts of GF as required by FIN 46(R). Based on the structure of the transaction, pursuant to the guidance in FIN 46R, GF is a variable-interest entity, and we are deemed to be the primary beneficiary and are, therefore, required to consolidate the accounts of GF. Pursuant to the requirements of SFAS 160, which we applied as of the beginning of fiscal 2009, we present ATIC’s noncontrolling interest, represented by its equity interests in GF, outside of stockholders’ equity in our condensed consolidated balance sheet due to the right that ATIC has to put those securities back to us in the event of a change of control of AMD during the two years following the Closing. Our net income (loss) attributable to our common stockholders per share consists of our consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7% as of June 27, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to us, based on our proportional ownership interest of GF’s Class A Preferred Shares (83.3% as of June 27, 2009).

The table below reflects the changes in noncontrolling interest during the quarter and six months ended June 27, 2009.

	Quarter Ended June 27, 2009	Six Months Ended June 27, 2009
	(in millions)
Balance, beginning of the period	$1,089	$169
Income attributable to Leipziger Messe	—	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	—	(173)
ATIC Contribution
Class A Preferred Shares	—	218
Class B Preferred Shares	—	873
GF net loss attributed to noncontrolling interest	(25)	(35)
Class B preferred share accretion	20	28

Balance at June 27, 2009	$1,085	$1,085

For the quarter and six months ended June 28, 2008, the noncontrolling interest recorded in our condensed consolidated statement of operations was $7 million and $20 million, respectively. This noncontrolling interest related to the guaranteed rate of return of between 11 and 13 percent for the unaffiliated partner contributions in AMD Fab 36 Limited Liability Company & Co. KG.

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of each of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consists of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GF shareholder may designate may decrease according to the percentage of GF’ shares it owns on a fully diluted basis.

Pursuant to the Shareholders’ Agreement, GF is not allowed to take certain corporate actions without unanimous GF Board approval. The Shareholders’ Agreement sets forth procedures by which any deadlock with respect to matters requiring GF Board approval is to be resolved.

Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to us in exchange for cash, or if a change of control of AMD occurs after a specified event, ATIC will have the option to purchase in cash any or all of GF securities (valued at their fair market value) held by us and our permitted transferees.

Funding Agreement. The Funding Agreement provides for the future funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over the next five years. We have the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to our interest in the fully converted ordinary shares of GF.

At each equity funding, the equity securities to be issued by GF will consist of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. Rather than issuing Preferred Shares, GF may, in certain circumstances, issue additional Class A Notes and Class B Notes to ATIC in those same proportions in connection with future funding. The aggregate amount of equity funding to be provided by the shareholders in any fiscal year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GF. In addition, GF is required to obtain specified third-party debt in any given fiscal year, as set forth in its five-year capital plan. To the extent that GF obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. To the extent that GF is not able to obtain the full amount of third-party debt, ATIC is not obligated to make up the difference. To the extent we choose not to participate in an equity financing of GF, ATIC is obligated to purchase our share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or AMD and the absence of a material breach or default by GF or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

Wafer Supply Agreement. The Wafer Supply Agreement governs the terms by which we purchase products manufactured by GF. Pursuant to the Wafer Supply Agreement, we purchase, subject to limited exceptions, all of our microprocessor unit (MPU) product requirements from GF. If we acquire a third-party business that manufactures MPU products, we will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes a 32nm-qualified process, we will purchase from GF, where competitive, specified percentages of our graphics processor unit (GPU) requirements at all process nodes, which percentages will increase linearly over a five-year period. At our request, GF will also provide sort services to us on a product-by-product basis.

We will provide GF with product forecasts of our MPU and GPU product requirements. The price for MPU products is related to the percentage of our MPU-specific total cost of goods sold. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for us.

The Wafer Supply Agreement is in effect through May 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement.

July Funding from ATIC to GF. In July 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. We declined to participate in the funding request. As a result, our economic ownership interest in GF (on a fully converted to common basis) decreased to approximately 32 percent.

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

Management believes there have been no significant changes during the first six months of 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

In the first quarter of 2009 we consummated the GF manufacturing joint venture transaction and started reporting using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate our graphics technology; and

•	the Foundry segment, which includes operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF from March 2, 2009.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, profit sharing expense, restructuring charges and, impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category. The Handheld business unit consists of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009.

Starting in the first quarter of 2009, we also have an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters ended June 27, 2009, March 28, 2009, June 28, 2008 and the six months ended June 27, 2009 and June 28, 2008. Information for periods prior to March 28, 2009 has not been recast to reflect the segment changes noted above because it is not practicable to do so.

	Quarter Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions)
Net revenue:
Computing Solutions	$910	$938	$1,101	$1,848	$2,295
Graphics	251	222	248	473	510
Foundry	253	283	—	536	—
All Other	23	17	13	40	44
Intersegment Eliminations	(253)	(283)	—	(536)	—

Total net revenue	$1,184	$1,177	$1,362	$2,361	$2,849

Operating income (loss):
Computing Solutions	$(72)	$(35)	$(9)	$(107)	$(173)
Graphics	(12)	1	(38)	(11)	(25)
Foundry	(101)	(132)	—	(233)	—
All Other	(41)	(124)	(522)	(165)	(605)
Intersegment Eliminations	(23)	(8)	—	(31)	—

Total operating income (loss)	$(249)	$(298)	$(569)	$(547)	$(803)

The following table provides a summary of net revenue and operating income (loss) for the quarters ended June 27, 2009 and March 28, 2009, and the six months ended June 27, 2009 applying the segment structure that was in place as of December 27, 2008:

	Quarter Ended		Six Months Ended
	June 27, 2009	March 28, 2009	June 27, 2009
	(In millions)
Net revenue:
Computing Solutions	$910	$938	$1,848
Graphics	251	222	473
All Other	23	17	40

Total net revenue	$1,184	$1,177	$2,361

Operating income (loss):
Computing Solutions	$(181)	$(161)	$(342)
Graphics	(16)	(5)	(21)
All Other	(52)	(132)	(184)

Total operating income (loss)	$(249)	$(298)	$(547)

Computing Solutions

Computing Solutions net revenue of $910 million in the second quarter of 2009 decreased 17 percent compared to net revenue of $1.1 billion in the second quarter of 2008. Net revenue decreased as a result of a 17 percent decrease in average selling prices in the second quarter of 2009 as compared to the second quarter of 2008. Despite weak global economic conditions, unit shipments were flat in the second quarter of 2009 as compared to the second quarter of 2008. The decrease in average selling prices was primarily due to a decrease in average selling prices of microprocessors for notebooks and a greater mix of chipsets, which typically have lower average selling prices. Average selling prices of our microprocessors decreased as customers demanded more value-priced products, which resulted in both our decreasing the price of our products and a shift in our product mix to lower end microprocessors. Although Computing Solutions unit shipments were flat compared to the second quarter of 2008, unit shipments of chipsets increased as customers replenished depleted inventory while unit shipments of embedded processors and microprocessors decreased due to decreased demand.

Computing Solutions net revenue of $910 million in the second quarter of 2009 decreased 3 percent compared to net revenue of $938 million in the first quarter of 2009 primarily as a result of a 13 percent decrease in average selling prices, partially offset by a 12 percent increase in unit shipments. Average selling prices decreased due to a decrease in average selling prices of microprocessors for notebooks and a greater mix of chipsets, which typically have lower average selling prices. Microprocessor average selling prices decreased as customers demanded more value-priced products, which resulted in both our decreasing the price of our products and a shift in our product mix to lower end microprocessors. The increase in unit shipments was primarily attributable to an increase in chipset unit shipments. Chipset unit shipments increased as customers replenished depleted inventory.

Computing Solutions net revenue of $1.8 billion for the first six months of 2009 decreased 19 percent compared to net revenue of $2.3 billion for the first six months of 2008 primarily as a result of a 24 percent decrease in average selling prices and a 6 percent decrease in unit shipments. Average selling prices decreased primarily due to a decrease in microprocessor average selling prices for the reasons set forth above. Unit shipments decreased due to a decrease in microprocessor and embedded processor shipments. Unit shipments for microprocessors and embedded processors decreased due to decreased demand.

Computing Solutions operating loss was $72 million in the second quarter of 2009 and $9 million in the second quarter of 2008. Our second quarter of 2009 operating results are not comparable to operating results for the second quarter of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment. Furthermore, Computing Solutions operating loss in the second quarter of 2008 includes a $193 million gain on the sale of 200 millimeter equipment that did not recur in the second quarter of 2009.

Computing Solutions operating loss was $72 million in the second quarter of 2009 compared to an operating loss of $35 million in the first quarter of 2009. The decline in operating results was primarily due to the $28 million decrease in net revenue described above and an $18 million increase in cost of sales. Cost of sales increased primarily due to the 12 percent increase in unit shipments referenced above.

Computing Solutions operating loss was $107 million in the first six months of 2009 compared to an operating loss of $173 million in the first six months of 2008. The first six months of 2009 operating results are not comparable to operating results for the first six months of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment. Furthermore, the operating loss in the first six months of 2008 includes a $193 million gain on the sale of 200 millimeter equipment that did not recur in the first six months of 2009.

Graphics

Graphics net revenue of $251 million in the second quarter of 2009 was approximately flat compared to net revenue of $248 million in the second quarter of 2008. A 4 percent increase in revenue from the sale of GPU products was offset by a 13 percent decrease in royalty revenue from the sale of game consoles that incorporate our graphics technology. Revenue from the sale of GPU products increased due to an increase in GPU unit shipments, partially offset by a decrease in GPU average selling prices. GPU unit shipments increased as customers replenished inventory that had been depleted in the first quarter of 2009 and the fourth quarter of 2008. Average selling prices decreased due to competitive pricing pressure. Royalty revenue decreased due to lower demand for the latest generation of game consoles.

Graphics net revenue of $251 million in the second quarter of 2009 increased 13 percent compared to net revenue of $222 million in the first quarter of 2009. The increase was primarily due to a 19 percent increase in revenue from the sale of GPU products, partially offset by an 18 percent decrease in royalty revenue from the sale of game consoles that incorporate our graphics technology. Revenue from the sale of GPU products increased due to a significant increase in GPU unit shipments, partially offset by a significant decrease in GPU average selling prices. GPU unit shipments increased primarily due to customers replenishing depleted inventory. GPU average selling prices decreased due to competitive pricing pressure and a shift in our product mix to lower end GPUs. Royalty revenue decreased due to seasonally lower demand for game consoles.

Graphics net revenue of $473 million in first six months of 2009 decreased 7 percent compared to net revenue of $510 million in the first six months of 2008. The decrease was due to an 8 percent decrease in revenue from the sale of GPU products while royalty revenue from the sale of game consoles that incorporate our graphics technology was flat. Revenue from the sale of GPU products decreased due to a decrease in GPU unit shipments partially offset by an increase in GPU average selling prices. GPU unit shipments decreased primarily due to a decline in end-user demand. GPU average selling prices increased because we introduced new products in the second half of 2008 and the first half of 2009.

Graphics operating loss was $12 million in the second quarter of 2009 compared to an operating loss of $38 million in the second quarter of 2008. The improvement in operating results was primarily due to a decrease in marketing, general and administrative expenses due to reductions in discretionary spending.

Graphics operating loss was $12 million in the second quarter of 2009 compared to operating income of $1 million in the first quarter of 2009. The decline in operating results was primarily due to a $40 million increase in cost of sales, partially offset by the $29 million increase in net revenue described above. Cost of sales increased due to higher unit shipments.

Graphics operating loss was $11 million in the first six months of 2009 compared to an operating loss of $25 million in the first six months of 2008. The improvement in operating results was primarily due to a $44 million decrease in cost of sales and an $18 million decrease in marketing, general and administrative expense, partially offset by the decrease in revenue described above. Cost of sales decreased due to lower GPU shipments. Marketing, general and administrative expenses decreased due to reductions in discretionary spending.

Foundry

Foundry net revenue was $253 million in the second quarter of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment, and therefore, the results of operations for the second quarter of 2009 for the Foundry segment are not comparable to the second quarter of 2008.

Foundry net revenue of $253 million in the second quarter of 2009 decreased 11 percent compared to $283 million in the first quarter of 2009. Net revenue decreased due to lower wafer shipments to the Computing Solutions segment. Because the Foundry segment incorporates the results of GF, lower Foundry net revenue during the second quarter of 2009 reflected a decrease in demand for wafers from GF due to challenging macroeconomic conditions.

Foundry net revenue was $536 million in the first six months of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and therefore the results of operations for the first six months of 2009 for the Foundry segment are not comparable to the first six months of 2008.

Foundry operating loss was $101 million in the second quarter of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and therefore the results of operations for the second quarter of 2009 for the Foundry segment are not comparable to the second quarter of 2008.

Foundry operating loss was $101 million in the second quarter of 2009 compared to an operating loss of $132 million in the first quarter of 2009. The improvement in operating results was primarily due to a $33 million decrease in cost of sales and a $20 million decrease in research and development expenses, partially offset by the $30 million decrease in net revenue described above. Cost of sales decreased due to a decrease in unit shipments. Research and development expenses decreased for the reasons set forth under “Expenses” below.

Foundry operating loss was $233 million in the first six months of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and therefore the results of operations for the first six months of 2009 for the Foundry segment are not comparable to the first six months of 2008.

All Other Category

All Other net revenue, which consisted of sales of products included in our Handheld business unit, was $23 million in the second quarter of 2009, representing an increase of 77 percent compared to $13 million in the second quarter of 2008. All Other net revenue increased due to an increase in demand for our existing handheld products.

All Other net revenue of $23 million in the second quarter of 2009 increased 35 percent compared to $17 million in the first quarter of 2009. All Other net revenue increased due to an increase in demand for our existing handheld products.

All Other net revenue of $40 million in the first six months of 2009 decreased 9 percent compared to $44 million in the first six months of 2008. All Other net revenue decreased because we no longer develop new Handheld products, and we experienced significantly reduced customer orders in the first quarter of 2009.

All Other operating loss of $41 million in second quarter of 2009 decreased by $481 million compared to an operating loss of $522 million in the second quarter of 2008. The improvement in operating results was primarily attributable to the absence of any impairment charges or charges related to the write-down of assets. During the second quarter of 2008, we had a $403 million impairment charge, which included a goodwill write-down of $336 million and a write-down of specific intangible assets of $67 million. There were no corresponding charges in the second quarter of 2009.

All Other operating loss of $41 million in the second quarter of 2009 decreased by $83 million compared to an operating loss of $124 million in the first quarter of 2009. The improvement in operating results was primarily attributable to a $59 million reduction in restructuring charges. During the first quarter of 2009, we also had $21 million in formation costs associated with GF, which did not recur in the second quarter of 2009.

All Other operating loss of $165 million in the first six months of 2009 decreased by $440 million compared to an operating loss of $605 million in the first six months of 2008. The improvement in operating results was primarily attributable to the absence of any impairment charges or charges related to the write-down of assets described above.

Intersegment Eliminations Category

Intersegment eliminations represent eliminations during consolidation in revenue and in cost of sales and profits on inventory between the Computing Solutions segment and the Foundry segment. For the quarters ended June 27, 2009 and March 28, 2009 and the six months ended June 27, 2009, intersegment eliminations of revenue were $253 million, $283 million and $536 million, respectively. For the quarters ended June 27, 2009 and March 28, 2009 and the six months ended June 27, 2009, intersegment eliminations of cost of sales and profits on inventory were $230 million, $275 million and $505 million, respectively.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions except for percentages)
Cost of sales	$743	$666	$851	$1,409	$1,717
Gross margin	441	511	511	952	1,132
Gross margin percentage	37%	43%	38%	40%	40%
Research and development	$425	$444	$467	$869	$945
Marketing, general and administrative	247	287	335	534	672
Amortization of acquired intangible assets	17	18	37	35	77
Impairment of goodwill and acquired intangible assets	—	—	403	—	403
Restructuring charges	1	60	31	61	31
Interest income	6	3	10	9	25
Interest expense	(108)	(97)	(101)	(205)	(202)
Other income (expense), net	6	94	(34)	100	(35)
Income tax provision (benefit)	$(10)	$116	$—	$106	$—

Gross Margin

Gross margin as a percentage of net revenue declined 1 percentage point from 38 percent in the second quarter of 2008 to 37 percent in the second quarter of 2009. However, during the fourth quarter of 2008, we recorded a $227 million incremental write-down of inventory due to a weak economic conditions. A portion of this inventory was sold during the second quarter of 2009, which benefited second quarter 2009 gross margin by $98 million, or 8 percentage points. The decline in gross margin was due primarily to a decline in overall average selling prices. Gross margin was also negatively impacted by underutilization of GF’s manufacturing assets as wafer volumes declined. Average selling prices declined due to customer demand shifting to more value-priced products. Average selling prices were also negatively impacted by large volume shipments of older, 65-nanometer microprocessor products in the second quarter of 2009, which have higher unit costs than our newer 45-nanometer microprocessor products.

Gross margin as a percentage of net revenue was 37 percent for the second quarter of 2009, a 6 percentage point decrease compared to 43 percent in the first quarter of 2009. As described above, gross margin in the second quarter of 2009 included a $98 million, or 8 percentage points, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. A portion of this inventory was also sold in the first quarter of 2009, which benefited gross margin in the first quarter of 2009 by $64 million, or 5 percentage points. The decline in gross margin was due primarily to a decline in overall average selling prices. Gross margin in the first and second quarter of 2009 was also negatively impacted by the underutilization of GF’s manufacturing assets described above. Average selling prices declined due to customer demand shifting to more value-priced products. Average selling prices were also negatively impacted by large volume shipments of older, 65-nanometer microprocessor products in the second quarter of 2009, which have higher unit costs than our newer, 45-nanometer microprocessor products. We expect that in the future, we will have minimal sales of remaining written-down inventory. Therefore, we do not expect that future sales related to this inventory will have a significant impact on gross margin.

Gross margin as a percentage of net revenue was 40 percent for the first six months of 2009, flat compared the first six months of 2008. Gross margin in the first six months of 2009 included a $162 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008, which benefited gross margin by 7 percentage points. Gross margin in the first six months of 2009 was adversely impacted by the significant decline in average selling prices as well as the underutilization of GF’s manufacturing assets, as described above.

Expenses

Research and Development Expenses

Research and development expenses decreased $42 million, or 9 percent, from $467 million in the second quarter of 2008 to $425 million in second quarter of 2009. This decrease was primarily due to a $52 million decrease in product engineering and design costs, which reflected the effect of our cost reduction initiatives. In addition, product engineering and design costs attributable to the Handheld business unit decreased because we no longer develop new Handheld products.

Research and development expenses decreased $19 million, or 4 percent, from $444 million in the first quarter of 2009 to $425 million in the second quarter of 2009. This decrease was due to a $20 million decrease in research and development expenses attributable to our Foundry segment due in part to lower manufacturing process technology expenses at GF. Research and development expenses for our Computing Solutions segment and Graphics segment were relatively flat.

Research and development expenses decreased $76 million, or 8 percent, from $945 million in the first six months of 2008 to $869 million in the first six months of 2009. This decrease was primarily due to a $117 million decrease in product engineering and design costs, which reflected our efforts to reduce operating expenses and lower product engineering and design costs attributable to the Handheld business unit, partially offset by a $19 million increase in manufacturing process technology expenses.

From time to time, GF applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy allowance are met. The credit to research and development expenses was $12 million in the second quarter of 2009, $13 million in the first quarter of 2009 and $8 million in the second quarter of 2008. The credit to research and development expenses totaled $25 million in the first six months of 2009 and $16 million in the first six months of 2008.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $88 million, or 26 percent, from $335 million in the second quarter of 2008 to $247 million in the second quarter of 2009. This decrease was primarily due to a $54 million decrease in cooperative advertising costs and a $31 million decrease in corporate marketing expenses. The decrease in cooperative advertising costs and corporate marketing expenses was primarily due to a decrease in sales and the effect of our cost reduction initiatives.

Marketing, general and administrative expenses decreased $40 million, or 14 percent, from $287 million in the first quarter of 2009 to $247 million in the second quarter of 2009. This decrease was primarily due to the absence of $21 million of expenses in connection with the formation of GF incurred in the first quarter of 2009, a $10 million decrease in cooperative advertising costs for our Computing Solution segment and a $7 million decrease in general administrative expenses for our Foundry segment. Marketing, general and administrative expenses for our Graphic segment were relatively flat.

Marketing, general and administrative expenses decreased $138 million, or 21 percent, from $672 million in the first six months of 2008 to $534 million in the first six months of 2009. This decrease was primarily due to a $116 million decrease in cooperative advertising costs and a $61 million decrease in corporate marketing expenses. These decreases, which were the result of the decrease in sales and our efforts to reduce operating expenses, were partially offset by $21 million of expenses in connection with the formation of GF and an increase in other administrative expenses of $18 million.

Amortization of Acquired Intangible Assets, and Impairment of Goodwill and Acquired Intangible Assets.

Amortization of acquired intangible assets decreased $20 million, or 54 percent, from $37 million in the second quarter of 2008 to $17 million in the second quarter of 2009. This decrease in amortization of acquired intangible assets was primarily due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008. Impairment charges on goodwill and acquired intangible assets related to our Handheld business unit were $403 million in the second quarter of 2008. No impairment charges were recorded in the second quarter of 2009.

Amortization of acquired intangible assets of $17 million in the second quarter of 2009 was relatively flat compared to $18 million in the first quarter of 2009.

Amortization of acquired intangible assets decreased $42 million, or 55 percent, from $77 million in the first six months of 2008 to $35 million in the first six months of 2009. This decrease in amortization of acquired intangible assets was primarily due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008. Impairment charges on goodwill and acquired intangible assets related to Handheld business unit were $403 million in the first six months of 2008. No impairment charges were recorded in the first six months of 2009.

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

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the second quarter of 2009, we recorded restructuring charges related to this plan of approximately $1 million. We anticipate that this plan will be substantially completed during 2009 and that the restructuring charges relating to this plan to be recorded in the remainder of 2009 will be minimal.

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in our condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through June 27, 2009:

	December 27, 2008	March 28, 2009	June 27, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$—	$47
Contract or program terminations	4	13	—	17
Asset impairments	18	10	—	28
Facility consolidations and closures	6	7	1	14

Total	$50	$55	$1	$106

The following table provides a roll-forward of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(In millions)
Balance December 27, 2008	$14	$9
Charges	28	28
Cash payments	(33)	(17)
Non-cash charges	—	(2)

Balance June 27, 2009	$9	$18

In December 2002, we initiated a restructuring plan (the 2002 Restructuring Plan) to align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to our Sunnyvale, California site, we entered into a sublease agreement for a portion of these facilities with Spansion Inc. On March 1, 2009, Spansion filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion filed a motion in that proceeding in which it indicated that it does not intend to perform its obligations under its sublease agreement with us. As a result of this and our ongoing assessment of the restructuring accrual, we recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in our condensed consolidated statement of operations. We anticipate these amounts will be paid through 2011.

The following table provides a roll-forward of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(8)

Balance June 27, 2009	$29

Interest Income

Interest income of $6 million in the second quarter of 2009 decreased from $10 million in the second quarter of 2008 primarily due to lower weighted-average interest rates, partially offset by higher average cash balances.

Interest income of $6 million in the second quarter of 2009 increased from $3 million in the first quarter of 2009 primarily due to higher average cash balances.

Interest income of $9 million in the first six months of 2009 decreased from $25 million in the first six months of 2008 primarily due to lower weighted-average interest rates.

Interest Expense

Interest expense of $108 million in the second quarter of 2009 increased from $101 million in the second quarter of 2008 primarily due to an additional $24 million in interest expense incurred by GF on its Class A Notes and Class B Notes which were issued to ATIC on March 2, 2009. This increase was partially offset by a decrease of $12 million of interest expense due to the lower principal amount outstanding under our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and the Fab 36 Term Loan in the second quarter of 2009 compared to the second quarter of 2008 and GF’s redemption of Leipziger Messe’s silent partnership contributions during the first quarter of 2009, which accrued interest at between 11 and 13 percent during the second quarter of 2008.

Interest expense of $108 million in the second quarter of 2009 increased from $97 million in the first quarter of 2009 primarily because GF incurred $17 million in incremental interest expense on its Class A Notes and Class B Notes during the second quarter of 2009 compared to the first quarter of 2009. The Class A Notes and Class B Notes were outstanding for a full quarter during the second quarter of 2009 but for only four weeks during the first quarter of 2009. This increase was partially offset by $5 million decrease in interest expense due to lower principal amount outstanding under our 6.00% Notes and the Fab 36 Term Loan in the second quarter of 2009 compared to the first quarter of 2009.

Interest expense of $205 million for the first six months of 2009 increased from $202 million for the first six months of 2008 primarily due to an additional $32 million in interest expense incurred by GF on its Class A Notes and Class B Notes, which were issued to ATIC on March 2, 2009. This increase was partially offset by $25 million decreased interest expense due to lower principal amount outstanding on our 6.00% Notes and the Fab 36 Term Loan and GF’s redemption of Leipziger Messe’s silent partnership contributions during the first quarter of 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability, or debt, and equity, or conversion option, components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, we adopted FSP APB 14-1 and modified the accounting for our 6.00% Notes. To retrospectively apply this FSP, we allocated the proceeds from the issuance of our 6.00% Notes between the liability (issued at a discount) and equity components in a manner that reflects an interest expense based on the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. We accreted the debt discount from the original issuance date of the 6.00% Notes through April 2015, the period that we expect the 6.00% Notes to be outstanding, and recorded it as additional non-cash interest expense. The additional non-cash interest expense included in each of the second quarter of 2009, the second quarter of 2008 and the first quarter of 2009 was $6 million.

Other Income/Expense, Net

Other income, net in the second quarter of 2009, was $6 million compared to other expense, net of $34 million in the second quarter of 2008. In the second quarter of 2009 we recognized a gain of $15 million in connection with the settlement of a liability related to certain foreign currency exchange contracts. In addition, we repurchased an aggregate of $15 million principal amount of our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) by paying approximately $9 million in cash, resulting in a gain of approximately $6 million. These gains were partially offset by a $10 million foreign exchange loss. In addition, during the second quarter of 2008, we recorded a $24 million other than temporary impairment charge related to our investment in Spansion Inc. and a $12 million other than temporary impairment charge related to our portfolio of auction rate securities, or ARS. (See “Financial Condition – Liquidity-Auction Rate Securities,” below.)

Other income, net of $6 million in the second quarter of 2009 decreased from $94 million in the first quarter of 2009. In the second quarter of 2009, we recognized a $15 million gain in connection with the settlement of a liability related to certain foreign currency exchange contracts referenced above and a gain of $6 million in connection with the repurchase of an aggregate of $15 million principal amount of our 5.75% Notes. These gains were partially offset by a $10 million foreign exchange loss. In addition, in the first quarter of 2009, we repurchased an aggregate of $158 million principal amount of our 6.00% Notes by paying approximately $57 million in cash, resulting in a gain of approximately $108 million. We also recognized a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture (which is described in more detail in the section “Off Balance Sheet Arrangements,” below) and a $10 million foreign exchange loss.

Other income, net in the first six months of 2009, was $100 million compared to other expense, net of $35 million in the first six months of 2008. In the first six months of 2009, we repurchased $158 million principal amount of our 6.00% Notes by paying approximately $57 million in cash, resulting in a gain of approximately $108 million, and we repurchased $15 million principal amount of our 5.75% Notes by paying approximately $9 million in cash, resulting in a gain of approximately $6 million. In addition, we recognized a gain of $15 million on settlement of a liability related to certain foreign currency exchange contracts and a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture (described in more detail in the section “Off Balance Sheet Arrangements,” below) and a $20 million foreign exchange loss. In the first six months of 2008, we recorded a $24 million other than temporary impairment charge related to our investment in Spansion Inc. and a $12 million other than temporary impairment charge related to our portfolio of ARS.

Income Taxes

We recorded an income tax benefit of $10 million in the second quarter of 2009 and an income tax benefit of less than $1 million in the second quarter of 2008. For the six months ended June 27, 2009, we recorded an income tax provision of $106 million. For the six months ended June 28, 2008, we recorded an income tax benefit of less than $1 million.

The income tax benefit of $10 million for the second quarter of 2009 consisted of foreign taxes in profitable locations of $7 million, offset by discrete tax benefits of $7 million and the tax effects of items credited directly to other comprehensive income, or OCI, of $10 million. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of items credited directly to OCI during the quarter, due principally to the effects of our foreign currency hedging program, approximately $10 million of tax provision benefit was allocated to the second quarter income tax provision.

The income tax provision of $106 million recorded in the first six months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interests in our Dresden subsidiaries to GF and the allocated benefit from other categories of income discussed above.

For the quarter and six months ended June 27, 2008, foreign taxes in profitable locations were substantially offset by discrete tax benefits.

As of June 27, 2009 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 27, 2009 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the quarters and six months ended June 27, 2009 and June 28, 2008, respectively, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In millions)
Cost of sales	$1	$1	$3	$2	$6
Research and development	10	9	9	19	24
Marketing, general, and administrative	7	11	6	18	8

Total stock-based compensation expense	18	21	18	39	38
Tax benefit	—	—	—	—	—

Stock-based compensation expense, net of tax	$18	$21	$18	$39	$38

We did not have employee stock-based compensation expense for discontinued operations for the quarter and six months ended June 27, 2009. For the quarter and six months ended June 28, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million.

Stock-based compensation expenses of $18 million in the second quarter of 2009 were flat as compared to the second quarter of 2008.

Stock-based compensation expenses of $18 million in the second quarter of 2009 decreased $3 million compared to $21 million in the first quarter of 2009 primarily due to an absence of the charges incurred in the first quarter of 2009 associated with the accelerated vesting of stock awards upon the retirement of an executive.

Stock-based compensation expenses of $39 million in the first six months of 2009 were relatively flat compared to $38 million in the first six months of 2008. The charges associated with the accelerated vesting of stock awards upon the retirement of an executive in the first six months of 2009, were substantially offset by a decrease in overall stock-based compensation expense in the first six months of 2009 as compared to the first six months of 2008. Overall stock-based compensation expenses decreased as a result of: (i) a cumulative adjustment of expenses to reflect the effect of applying a higher forfeiture rate retrospectively in the first six months of 2009, (ii) lower average grant date fair value in the first six months of 2009 as compared to the first six months of 2008 and (iii) the forfeiture of certain stock option and RSU grants from employees transferring to GF following the Closing of the GF manufacturing joint venture transaction.

On June 29, 2009, we launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under our 2004 Equity Incentive Plan. The offer expired on July 27, 2009. As a result of the exchange offer, employees tendered options to purchase 14.6 million shares of common stock (representing 67% of the total options eligible for exchange) with a weighted-average exercise price of $14.70 per share, and we cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of our common stock on the New York Stock Exchange on July 27, 2009. We do not expect the impact of the option exchange to have a material effect on our consolidated results of operations or financial condition.

International Sales

International sales as a percent of net revenue were 87 percent in the second quarter of 2009, 86 percent in the second quarter of 2008 and 87 percent in the first quarter of 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

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

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at June 27, 2009 totaled $2.5 billion, and our debt and capital lease obligations totaled $5.6 billion. Of the $2.5 billion cash, cash equivalents and marketable securities, $877 million constituted GF cash and cash equivalents. Of the $5.6 billion debt and capital lease obligations, GF is obligated to repay $1.8 billion.

Operating Activities

Net cash used in operating activities was $535 million in the first six months of 2009. Net loss of $749 million was adjusted for non-cash charges consisting primarily of $562 million of depreciation and amortization expense, $40 million of stock-based compensation expense and $46 million of interest expense, primarily related to GF’s Class A Notes and Class B Notes. These charges were offset by a net gain of $114 million related to our repurchase of an aggregate of $158 million principal amount of our 6.00% Notes for $57 million in cash and $15 million principal amount of our 5.75% Notes for $9 million in cash, a gain of $28 million from the sale of certain Handheld assets and amortization of foreign grants and subsidies of $53 million. The net changes in operating assets at June 27, 2009 compared to December 27, 2008 included an increase in accounts receivable of $295 million. The increase includes the non-cash impact of our financing arrangement with IBM Credit LLC and IBM United Kingdom Financial Services Ltd. Under this arrangement, we sold to the IBM parties certain accounts receivable of our distributor customers. Because we don’t recognize revenue until the distributors sell our products to their customers, we classify the funds that we receive from the IBM parties as debt. IBM’s collections of these accounts receivable from our customers reduced our reported accounts receivable but did not affect cash flows from operations. During the six months ended June 27, 2009, IBM collected approximately $251 million in transferred accounts receivable. Therefore, after considering IBM’s collections of transferred receivables, the increase in accounts receivable was $44 million. This increase was primarily due to timing of sales and collections within the first six months of 2009. There was also a decrease in accounts payable and accrued liabilities of $181 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts.

Net cash used in operating activities was $226 million in the first six months of 2008. Net loss of $1.5 billion was adjusted for non-cash charges consisting primarily of $876 million of goodwill and acquisition-related intangible impairment charges, $627 million of depreciation and amortization expense, $41 million of stock-based compensation expense, $35 million of other than temporary impairment on marketable securities and $24 million net loss from the sale and disposal of property, plant and equipment. These charges were offset by a $193 million net gain on the sale of certain 200-millimeter wafer fabrication equipment and amortization of foreign grants and subsidies of $46 million. The net changes in operating assets at June 28, 2008 compared to December 30, 2007 included a decrease in accounts payable and other accrued liabilities of $254 million primarily due to our cost cutting efforts, a decrease in accounts receivable of $185 million due to a decrease in sales and a decrease in prepaid and other assets of $34 million primarily related to a decrease in receivables of foreign grants and subsidies.

Investing Activities

Net cash used in investing activities was $496 million in the first six months of 2009 primarily as a result of a net cash outflow of $364 million for the purchase of available-for-sale securities and $196 million used to purchase property, plant and equipment, of which $164 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from sale of certain Handheld assets.

Net cash provided by investing activities was $64 million in the first six months of 2008, primarily as a result of $361 million of proceeds from the sale of 200-millimeter wafer fabrication equipment and $164 million in net proceeds from the sale and maturity of available-for-sale securities partially offset by $429 million of cash used to purchase property, plant and equipment, and a payment of $34 million for a technology license.

Financing Activities

Net cash provided by financing activities was $2 billion in the first six months of 2009 primarily as a result of proceeds of $2.1 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.4 billion constituted cash proceeds to GF, proceeds of $254 million from the sale of certain of our accounts receivable to the IBM parties pursuant to a Sale of Receivables – Supplier Agreement, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH in connection with the closing of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $39 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by cash expenditures of $57 million for the repurchase of $158 million principal amount of our 6.00% Notes and $ 9 million for repurchase of $15 million principal amount of our 5.75% Notes.

Net cash provided by financing activities was $40 million in the first six months of 2008 primarily due to proceeds of grants and subsidies from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $104 million and for the Fab 38 project of $42 million. In addition, we received proceeds of $65 million from the sale of certain of our accounts receivable to IBM Credit LLC, partially offset by $51 million of payments for debt and capital lease obligations, $95 million of payments in connection with the exercise of our call option to repurchase the limited partnership interest in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG, and payments of $38 million in connection with the exercise of our call option to repurchase the silent partnership contributions in AMD Fab 36 KG held by Fab 36 Beteiligungs GmbH & Co. KG.

During the first six months of 2009 and the first six months of 2008, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Liquidity

Without taking into account GF’s operations, we believe that current cash, cash equivalents and marketable securities balances at June 27, 2009, anticipated cash flow from operations and available external financing will be sufficient to fund operations and capital investments over the next twelve months. With respect to GF’s operations, we believe that current cash and cash equivalents at June 27, 2009, anticipated cash flow from operations and financing from ATIC pursuant to the Funding Agreement will be sufficient to fund its operations and capital investment over the next twelve months. See also “GLOBALFOUNDRIES – Funding Agreement,” above.

We anticipate that aggregate consolidated capital expenditures for the remainder of 2009 will be approximately $594 million, of which approximately $526 million relates to GF capital expenditures, including anticipated expenditures related to Fab1 Module 2 (formerly Fab 38) and the new wafer fabrication facility (Fab 2) in New York.

During the first six months of 2009, our cash, cash equivalents and marketable securities balance increased from $1.1 billion to $2.5 billion primarily due to $2.1 billion received from ATIC and WCH by GF and us in connection with the consummation of GF manufacturing joint venture transaction, offset by $749 million in operating losses and $184 million for the repayment and repurchase of debt during the first six months of 2009. Of the $2.5 billion, $877 million constituted GF cash and cash equivalents.

In July 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Subordinated Convertible Notes and $208 million aggregate principal amount of Class B Subordinated Convertible Notes. We declined to participate in the requested funding. As a result, our economic ownership interest in GF (on a fully converted to common basis) decreased to approximately 32 percent.

Without taking into account GF’s operations, we believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we can not assure that such funding will be available on terms favorable to us or at all.

In the first six months of 2009, we repurchased $158 million principal amount of our 6.00% Notes for $57 million and $15 million principal amount of our 5.75% notes for $9 million. In July 2009, we repurchased an aggregate of $120 million principal amount of our 6.00% Notes for approximately $64 million. We may make additional purchases of our 6.00% Notes, our 5.75% Notes and/or our 7.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

Auction Rate Securities

The ongoing uncertainties in the credit markets continue to affect all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults and all interest has been received when due. We continue to classify the ARS purchased from UBS AG (UBS) as trading securities. These ARS had a fair value of $77 million at June 27, 2009. We recorded income of $6 million during the first six months of 2009 to reflect the change in fair value of ARS that are classified as trading securities. We also recorded a loss of $6 million during the first six months of 2009 to reflect the change in fair value of the put option we acquired from UBS in October 2008. We expect that while we hold ARS purchased from UBS and the related put option, any changes in fair value of the ARS will be substantially offset by changes in the fair value of the put option. For the remaining ARS, we classified them as available-for-sale securities, and as of June 27, 2009 we recorded an unrealized gain of $6 million in other comprehensive income, a component of our stockholders’ equity.

As of June 27, 2009, we classified our investments in ARS as current assets because we have the intent to sell these securities and we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months. Although there may not be successful future auctions, we reasonably expect there to be other channels through which we may sell the ARS. Specific factors we considered in determining that our ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	We had redemptions, at par, totaling $32 million throughout the period of failed auctions.

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

Because we have the intent to sell the ARS securities and we reasonably expect that we will be able to sell them, any additional decline in fair value would be considered other than temporary. If such decline exceeds the unrealized gain in other comprehensive income, we would record the excess as an impairment charge in our condensed consolidated statements of operations, which could materially adversely impact our results of operations.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, including GF principal contractual cash obligations, at June 27, 2009, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,485	$—	$—	$—	$1,485	$—	$—
6.00% Senior Notes due 2015 (1)	1,982	—	—	—	—	—	1,982
Fab 36 Term Loan	594	134	290	170	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	390	—	—
Other long-term liabilities	31	—	10	12	4	5	—
Aggregate interest obligation(2)	1,108	137	245	235	204	119	168
Obligations under capital leases(3)	437	24	48	48	48	48	221
Operating leases	243	33	58	31	25	22	74
Unconditional purchase commitments(4)	2,321	700	317	217	216	221	650

Total contractual obligations(5)	$8,591	$1,028	$968	$713	$2,372	$415	$3,095

(1)	Excludes the debt discount caused by the application of FSP APB 14-1.
(2)

Represents estimated aggregate interest obligations, including GF’s interest obligations, that are payable in cash on outstanding debt obligations, excluding capital lease obligations. Also excludes non-cash interest on 6.00% Notes caused by the application of FSP APB 14-1.

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

(5)

The table above excludes the Class A Notes and the Class B Notes because these notes are convertible to either Class A or Class B Preferred shares, as applicable, and interest is payable in additional notes. There are no contractual cash obligations associated with these notes. Of the amounts set forth in the table above, GF’s principal contractual cash obligations at June 27, 2009 were as follows:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
Fab 36 Term Loan	594	134	290	170	—	—	—
Aggregate interest obligation	31	20	10	1	—	—	—
Obligations under capital leases	398	22	43	43	43	43	204
Operating leases	7	2	2	1	1	1	—
Unconditional purchase commitments	1,773	223	248	216	215	221	650

Total GF contractual obligations	$2,803	$401	$593	$431	$259	$265	$854

The following discussion is limited to our consolidated principal contractual cash obligations unless otherwise noted.

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

In the second quarter of 2009, we repurchased $15 million principal amount of our 5.75% Notes in open market transactions for $9 million.

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

In November 2008, we repurchased $60 million in principal amount of our 6.00% Notes in open market transactions for $21 million. In February 2009, we repurchased $158 million in principal amount of our 6.00% Notes in open market transactions for $57 million. In July 2009, we repurchased an aggregate of $120 million in principal amount of our 6.00% Notes in open market transactions for $64 million.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG), the legal entity that owns the 300-millimeter wafer fabrication facility currently known as Fab 1 Module 1, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors, had achieved specified levels of average wafer starts per week and average wafer yields, and had completed capital expenditures of approximately $1.4 billion. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements.

In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of June 27, 2009, the rate of interest for the initial interest period was 3.22 percent. An aggregate of $300 million has been repaid as of June 27, 2009. As of June 27, 2009, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $594 million. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011.

In connection with the Closing of the GF manufacturing joint venture transaction, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of Fab 36, AMD Fab 36 KG and its affiliated limited partners and general partner, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH and AMD Fab 36 LLC, to GF. In addition, we also amended the terms of the related Guarantee Agreement. Pursuant to the Guarantee Agreement, we and GF are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the Guarantee Agreement, GF has separately agreed to indemnify us for the full amount of such payments. We must continue to comply with the covenants set forth in the Guarantee Agreement, including specified adjusted tangible net worth and EBITDA financial covenants, if group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

Pursuant to the Fab 36 Term Loan and the Guarantee Agreement, for as long as we consolidate the operations of GF for financial reporting purposes, any group consolidated cash requirements will be considered on a consolidated basis, including both our and GF’s cash, cash equivalents and short-term investments. As of June 27, 2009, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

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

As of June 27, 2009, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euro and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by 5 percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further 5 percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. As of June 27, 2009, our credit rating was CCC+ with Standard and Poor’s and B3 with Moody’s. As a result, AMD Fab 36 KG maintains a minimum cash balance of 100 million euro.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, and AMD Fab 36 Admin GmbH entered into a series of agreements (the partnership agreements) with the original unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $713 million, Leipziger Messe provided an aggregate of $241 million and Fab 36 Beteiligungs provided an aggregate of $147 million in funding to AMD Fab 36 KG. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had a call option over the partnership interests held by Leipziger Messe and Fab 36 Beteiligungs. On April 1, 2009 AMD Fab 36 Holding and AMD Fab 36 Admin exercised the call option over the partnership interests in AMD Fab 36 KG held by Fab 36 Beteiligungs. In connection with the Closing of the GF manufacturing joint venture transaction, AMD Fab 36 Holding and AMD Fab 36 Admin, repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe for the euro-equivalent of approximately $190 million in cash, and Leipziger Messe withdrew as a partner of AMD Fab 36 KG.

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

In connection with the receipt of investment grants, AMD Fab 36 KG is required to attain a certain employee headcount by December 2009 and is required to maintain this headcount through December 2014. These grants are recorded as long-term liabilities on our condensed consolidated balance sheet and amortized to operations ratably starting from December 2004 through December 2014. Initially, we amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 1 Module 1 began producing revenue generating products, we started amortizing these amounts as a reduction to cost of sales. Allowances are amortized as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in GF having to repay all or a portion of the amounts received to date.

As of June 27, 2009, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2008 as well as cash grants of $221 million for capital investments made in 2003 through 2009.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG would be in default if certain obligations thereunder are not complied with or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	GF’s failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•

occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG, GF or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, GF, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of GF, AMD or ATIC;

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

In general, any material default with respect to other indebtedness of AMD, GF or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table, above, includes $11 million of payments due under certain software and technology licenses that will be paid through 2010 and $20 million related to employee benefit obligations.

Other Long-Term Liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which as of June 27, 2009, primarily consisted of $349 million of deferred grants and subsidies related to GF’s Dresden wafer manufacturing facilities and $72 million of deferred gains resulting from equipment sales and the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our facility in Markham, Canada in 2008.

Other Long Term Liabilities also excludes $107 million of non-current unrecognized tax benefits, which are included in the caption, “Other long term liabilities” on our condensed consolidated balance sheet at a June 27, 2009. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $13 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of June 27, 2009, we had aggregate outstanding capital lease obligations of $257 million. Included in this amount is $226 million of GF’s obligations under certain energy supply contracts for its wafer fabrication facilities in Dresden, Germany. Certain fixed payments due under these energy supply arrangements are accounted for as capital leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 27, 2009 were $243 million, of which $45 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2011. Of the total future non-cancelable lease obligations as of June 27, 2009, GF is responsible for $7 million.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of June 27, 2009 were $2.3 billion for periods through 2020. These purchase commitments include $864 million related to GF’s contractual obligations for the purchase of energy and gas for its wafer fabrication facilities in Dresden, Germany, and $881 million representing payments by GF to IBM for the period from June 27, 2009 through 2015 pursuant to its joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the payments are expensed as incurred. The IBM agreement and the related payment obligations as well as the commitments to purchase energy and gas were transferred to GF upon the Closing on March 2, 2009. The remaining purchase commitments include non-cancelable contractual obligations, including GF contractual obligations, to purchase raw materials, natural resources and office supplies as well as a commitment to the Minister of Industry under the Investment Canada Act regarding specified Canadian capital expenditures over a three-year period.

Receivable Financing Arrangement

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of June 27, 2009, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, pursuant to the requirements of EITF Issue No. 88-18, “Sales of Future Revenue,” we classify funds received from the IBM parties as debt. This debt is reduced as the IBM parties receive payments from our distributor customers. For the six months ended June 27, 2009, we received proceeds of approximately $254 million from the transfer of accounts receivable under this financing arrangement and the IBM parties collected approximately $251 million from the distributors participating in the arrangement. As of June 27, 2009, $89 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. These amounts appear as “Other short-term obligations” on our condensed consolidated balance sheet and are not considered a cash commitment.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on our consolidated balance sheet was for $28 million and represented the amount of silent partnership contributions that AMD Fab 36 KG Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe (excluding the guaranteed rate of return.) At the Closing of the GF transaction, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe and the guarantee was terminated.

Guarantees of Indebtedness Not Recorded on our Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing our microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008. In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. Pursuant to the partnership agreements of AMTC and BAC, the commencement of insolvency proceedings constituted an event of default which gave AMD and Toppan the right to expel Qimonda from the joint ventures. In March 2009, with agreement from Qimonda’s insolvency administrator, AMD and Toppan expelled Qimonda as a limited partner from the AMTC and BAC joint ventures, and, accordingly, became the only remaining joint venture partners.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $34 million was outstanding as of June 27, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of June 27, 2009, our guarantee of AMTC’s portion of the rental obligation was approximately $18 million. Our maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $61 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $49 million was outstanding as of June 27, 2009. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. In June 2009, the AMTC credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of June 27, 2009, our potential obligation under this guarantee was the equivalent of $24 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of June 27, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because we believe that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, we recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009.

Recently Issued Accounting Pronouncements

Transfer of Financial Assets. In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166), which removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FIN 46R to qualifying special-purpose entities. This Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact SFAS 166 will have on our consolidated results of operations or financial condition.

Variable Interest Entities. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46R. Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact SFAS 167 will have on our consolidated results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. There have not been any significant changes in market risk since December 27, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the executive serving as our Chief Financial Officer and Chief Administrative and Operations Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 27, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the executive serving as our Chief Financial Officer and Chief Administrative and Operations Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the executive serving as our Chief Financial Officer and Chief Administrative and Operations Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

AMD v. Samsung Electronics Co. et al

On March 19, 2009, Samsung filed a motion for partial summary judgment, arguing that one of the seven AMD patents in suit was invalid. On June 24, 2009, the Court denied Samsung’s motion for partial summary judgment.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs.

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

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel plans to purchase our products. For example, in the fourth quarter of 2008, typically the strongest quarter of our fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to address end-customer demand. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products, filed an application with the local court in Munich to commence insolvency proceedings and insolvency proceedings commenced in April 2009. In addition, the current economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

The success of our business is dependent upon our ability to introduce products on a timely basis with required features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we fail to or are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

We rely on GF to manufacture our microprocessor products, and if GF is unable to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected.

We rely on GF to manufacture substantially all microprocessor products for us. If GF suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties due to litigation or otherwise or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business. If we are unable to obtain sufficient supply from GF, we would have to move production of our products to new manufacturers, which could result in significant delays and materially adversely affect our business. If GF is not able to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected. In addition, pursuant to a Wafer Supply Agreement that we entered into in connection with the transactions contemplated by the Master Transaction Agreement, we agreed to compensate GF on a cost plus basis. Although this cost-plus arrangement will not have an impact on our condensed consolidated financial statements while we are consolidating the financial results of GF, per unit manufacturing costs of AMD (excluding GF) will increase.

The under-utilization of GF manufacturing facilities may increase our per unit costs and may have a material adverse effect on us.

Pursuant to the Wafer Supply Agreement between us and GF, we are required to provide GF with forecasts of our volume requirements for microprocessors. Portions of these forecasts become binding purchase or payment requirements for us. It is difficult to predict future growth or decline in the demand for our products, making it difficult to forecast our requirements accurately. If our target markets do not grow, we may under-utilize GF manufacturing facilities. Because of our commitments to GF, during periods in which we under-utilize GF manufacturing facilities as a result of reduced demand for our microprocessor products, we may not be able to reduce our costs in proportion to the reduced revenues for such a period. When this occurs, our operating results will be materially adversely affected.

We rely on third-party foundries and other contractors to manufacture our graphics and chipset products.

In addition to relying on GF to manufacture substantially all of our microprocessor products, we currently rely on other independent foundries to manufacture our graphics and chipset products. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or contractors. Other risks associated with our dependence on third-party manufacturers, including GF, include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics business may be adversely affected and this could have a material adverse effect on us.

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

Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GF is responsible for developing manufacturing process technologies used to manufacture our microprocessor products and other third party foundries are responsible for the process technologies used to manufacture our graphics products. We cannot be certain that GF or these other third party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when third party foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies. Moreover, if these third party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in the per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, and financial results.

If we do not fully realize the anticipated benefits of our manufacturing joint venture with ATIC, our business could be adversely impacted.

As a result of the consummation of the transactions contemplated by the Master Transaction Agreement, we anticipate realizing certain benefits to our business, including the ability to take advantage, as a shareholder of GF, of the shift by integrated device manufacturers, or IDMs, to a fabless business model. We cannot assure you that our manufacturing joint venture with ATIC will result in the full realization of these or any other benefits.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The recent developments in the credit markets may adversely impact our ability to obtain financing when needed. In addition, down grades from credit rating agencies such as Moody’s or Standard & Poor’s, which we experienced during the second quarter of 2009, may adversely impact our ability to get external financing or the terms of such financing. Credit agency down grades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and we would be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of June 27, 2009, we had consolidated debt of $5.6 billion. Of this amount, GF was responsible for $1.8 billion. Our substantial indebtedness may:

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

In addition, the guarantee agreement related to the Euro 700 Million Term Loan Facility Agreement for AMD Fab 36 Limited Liability Company & Co. KG that we transferred to GF contains restrictive covenants that require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these financial ratios or tests could result in a default under the Fab 36 Term Loan agreement.

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

If we are unable to continue to implement our cost cutting efforts, our business could be materially adversely affected.

We incurred a net loss attributable to AMD common stockholders of approximately $746 million in the first six months of 2009 and $3.1 billion for 2008. We have taken a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The restructuring charges for the restructuring plans implemented during 2008 represent primarily severance and costs related to the continuation of certain employee benefits in connection with the termination of employees, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures.

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

Collectively, our top four customers accounted for approximately 43 percent of our revenue in the second fiscal quarter of 2009. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues of our graphics businesses in the future. During the second fiscal quarter of 2009, four customers accounted for approximately 47 percent of the revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

Our microprocessor and graphics businesses are dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently adversely affecting us and may materially adversely affect us in the future. For example, during the fourth quarter of 2008, which is typically our strongest quarter during the fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand, which materially adversely affected us. We believe the credit market crisis and other macro-economic challenges currently affecting the global economy will continue to adversely impact end customer demand for PCs and servers for the remainder of 2009.

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

Events or occurrences that adversely affect GF’s results of operations or financial position will adversely affect our consolidated results of operations or financial position.

Because we consolidate the operations of GF for financial reporting purposes, events or occurrences that adversely affect GF’s results of operations or financial position will adversely affect our consolidated results of operations or financial position. For example, if GF incurs additional liabilities or debt, or if GF must forfeit or repay the subsidies it receives from the State of Saxony and the Federal Republic of Germany because it is unable to comply with the covenants in the subsidy grant documents, its results of operations or financial position may be adversely affected, which would adversely affect our consolidated results of operations or financial position.

If we fail to maintain the efficiency of our supply chain as we respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

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

For example, the manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The credit market crisis and other macro-economic challenges currently affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products filed an application with the local court in Munich to commence insolvency proceedings. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

Our issuance to WCH of 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

As part of the consummation of the transactions contemplated by the Master Transaction Agreement, we sold to WCH 58,000,000 shares of our common stock and warrants to purchase 35,000,000 shares of our common stock at an exercise price of $0.01 per share. These warrants became exercisable in July 2009. Our issuance of the shares to WCH and any subsequent issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares we issue to WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants we issued to WCH could depress the price of our common stock.

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

Our receipt of royalty revenues is dependent upon being designed into third-party products and the success of those products.

Our graphics technology for game consoles is being used in the Nintendo GameCube, Nintendo Wii and Microsoft® Xbox 360™ game consoles. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as per unit royalties paid to us by Nintendo and Microsoft. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If Nintendo or Microsoft do not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of Nintendo and Microsoft and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. For example, during the fourth quarter of 2008 our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand. With respect to our graphics products, we do not have any commitment or requirements for minimum product purchases in our sales agreements with add-in board, or AIB, customers, upon whom we rely to manufacture, market and sell our desktop GPUs. These sales are subject to uncertainty because demand by our AIBs can be unpredictable and susceptible to price competition. Our ability to forecast demand is even further complicated when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. For example, in the fourth quarter of 2008, we recorded an incremental write-down of inventory of $227 million due to a weak economic outlook. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in average selling prices, and/or a reduction in our gross margin include:

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

As of June 27, 2009, our investments in ARS included approximately $133 million of student loan ARS and $34 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

As of June 27, 2009, we owned $82 million par value of ARS that we purchased from UBS prior to February 13, 2008. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. During the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these UBS ARS.

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

As of June 27, 2009, the carrying amounts of goodwill and acquisition-related intangible assets were $3 million for our Handheld business unit, $6 million for our Computing Solutions segment and $447 million for our Graphics segment, which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expect to receive from any divestiture of these businesses. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GF for substantially all of our wafer fabrication capacity for microprocessors. Currently, all of GF’s manufacturing facilities are concentrated in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 87 percent in the second quarter of 2009, 86 percent in the second quarter of 2008 and 87 percent in the first quarter of 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. As a result of our acquisition of ATI, some of our expenses and debt are denominated in Canadian dollars. Additionally, as a result of a new sales program that has been implemented in China, a significant portion of our sales in China are now denominated in Chinese Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. However, during the second half of 2008 and the six months of 2009, the U.S. dollar strengthened leading to favorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted there under may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the United States and abroad, our technology or other intellectual property may be compromised, and we would be materially adversely affected.

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

We have received correspondence from Intel relating to the 1976 and 2001 Patent Cross License Agreement between us and Intel. In the correspondence, Intel questions whether GF qualifies as a licensed “Subsidiary” under our cross-license agreements and whether the creation of GF is a breach of the provisions of one of our cross-license agreements. We have met with Intel and a mediator to discuss these matters. We cannot assure you that these matters will not result in litigation. If these matters resulted in litigation, it could be costly and time-consuming, and any negative results in such litigation could have a material adverse effect on our business.

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

Our operations and properties have in the past and continue to be subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities or other environmental or natural resource damage.

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

We rely on GF for nearly all of our wafer fabrication capacity for microprocessors. Currently, all of GF’s manufacturing facilities are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries we use to manufacture our graphics and chipset products are located in the Asia-Pacific region and inventory is stored there, particularly in Taiwan. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. Earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

Moreover, our Silicon Valley operations are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

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

AMD’s Annual Meeting of Stockholders was held on May 7, 2009. The following are the results of the voting on the proposals submitted to stockholders at the Annual Meeting.

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Against	Abstain
W. Michael Barnes	500,868,453	16,711,896	6,989,500
John E. Caldwell	390,254,461	126,966,386	7,349,002
Bruce L. Claflin	497,818,811	19,699,545	7,051,493
Frank M. Clegg	496,753,119	20,686,320	7,130,410
H. Paulett Eberhart	498,445,597	18,819,413	7,304,839
Derrick R. Meyer	501,196,404	16,601,607	6,771,838
Waleed Al Mokarrab Al Muhairi	503,824,174	13,585,228	7,160,447
Robert B. Palmer	500,612,360	16,978,391	6,979,098
Morton L. Topfer	494,963,789	22,607,560	6,998,500

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year was approved.

For: 512,014,370

Against: 9,219,630

Abstain: 3,335,349

Proposal No. 3: The proposal to approve a one-time exchange of outstanding employee stock options to purchase shares of our common stock that have an exercise price greater than the 52-week high trading price of our common stock on the NYSE at the commencement of our tender offer to our employees (other than options granted within the 12-month period preceding the commencement date of our tender offer to our employees and other than options held by our independent directors and named executive officers) was approved.

For: 307,845,766

Against: 35,383,951

Abstain: 2,912,925

Proposal No. 4: The proposal to approve the amendment and restatement of the Advanced Micro Devices, Inc. 2004 Equity Incentive Plan was approved.

For: 309,384,864

Against: 33,598,479

Abstain: 3,159,297

ITEM 6.	EXHIBITS

10.1	Form of Stock Option Agreement – U.S.

10.2	Form of Stock Option Agreement – Non-U.S.

10.3	Form of Restricted Stock Unit Agreement – Non-U.S.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 5, 2009	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer, Chief Operations and Administrative Officer

Signing on behalf of the registrant and as the principal accounting officer