Form 10-Q
period 2009-09-26
ADVANCED MICRO DEVICES INC
filed 2009-11-04
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 30, 2009: 670,299,623

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008*	September 26, 2009	September 27, 2008*
	(In millions, except per share amounts)
Net revenue	$1,396	$1,797	$3,757	$4,646
Cost of sales	811	881	2,220	2,598

Gross margin	585	916	1,537	2,048
Research and development	420	438	1,289	1,383
Marketing, general and administrative	221	315	755	987
Amortization of acquired intangible assets	17	30	52	107
Impairment of goodwill and acquired intangible assets	—	2	—	405
Restructuring charges	4	9	65	40
Gain on sale of 200 millimeter equipment	—	—	—	(193)

Operating income (loss)	(77)	122	(624)	(681)
Interest income	4	7	13	32
Interest expense	(114)	(94)	(319)	(296)
Other income (expense), net	47	(13)	147	(48)

Income (loss) before income taxes	(140)	22	(783)	(993)
Provision (benefit) for income taxes	(5)	(1)	101	(1)

Income (loss) from continuing operations	(135)	23	(884)	(992)
Income (loss) from discontinued operations, net of tax	—	(150)	—	(674)

Net income (loss)	$(135)	$(127)	$(884)	$(1,666)
Net (income) loss attributable to noncontrolling interest	29	(7)	60	(27)
Class B preferred share accretion	(22)	—	(50)	—

Net income (loss) attributable to AMD common stockholders	$(128)	$(134)	$(874)	$(1,693)

Net income (loss) attributable to AMD common stockholders per share
Basic and diluted
Continuing operations	$(0.18)	$0.03	$(1.32)	$(1.68)
Discontinued operations	—	(0.25)	—	(1.11)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.18)	$(0.22)	$(1.32)	$(2.79)
Shares used in per share calculation:
Basic and diluted	694	608	662	607

See accompanying notes to condensed consolidated financial statements

*	Includes retrospective adoption of FASB Staff Position Accounting Principles Board No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) now codified principally in Accounting Standards Codification (ASC) Topic 470, Debt (ASC 470) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160) now codified in ASC Topic 810, Consolidation (ASC 810) implemented in the first quarter of 2009.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 26, 2009	December 27, 2008*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,847	$933
Marketable securities	664	163

Total cash and cash equivalents and marketable securities	2,511	1,096
Accounts receivable	578	328
Allowance for doubtful accounts	(6)	(8)

Accounts receivable, net	572	320
Inventories:
Raw materials	30	41
Work-in-process	341	352
Finished goods	144	263

Total inventories	515	656
Deferred income taxes	41	28
Prepaid expenses and other current assets	279	279

Total current assets	3,918	2,379
Property, plant and equipment:
Land and land improvements	58	50
Buildings and leasehold improvements	2,010	1,927
Equipment	4,961	4,896
Construction in progress	350	285

Total property, plant and equipment	7,379	7,158
Accumulated depreciation and amortization	(3,484)	(2,862)

Property, plant and equipment, net	3,895	4,296
Acquisition related intangible assets, net	116	168
Goodwill	323	323
Other assets	495	506

Total assets	$8,747	$7,672

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 26, 2009	December 27, 2008*
	(In millions, except par value amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$589	$631
Accrued compensation and benefits	176	162
Accrued liabilities	605	785
Income taxes payable	14	23
Deferred income on shipments to distributors	127	50
Other short-term obligations	125	86
Current portion of long-term debt and capital lease obligations	295	286
Other current liabilities	145	203

Total current liabilities	2,076	2,226
Deferred income taxes	243	91
Long-term debt and capital lease obligations, less current portion	5,275	4,490
Other long-term liabilities	645	569
Noncontrolling interest	1,077	169
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 26, 2009 and December 27, 2008; shares issued: 678 on September 26, 2009 and 616 on December 27, 2008; shares outstanding: 670 on September 26, 2009 and 609 on December 27, 2008.	7	6
Capital in excess of par value	6,510	6,361
Treasury stock, at cost (7 shares on September 26, 2009 and December 27, 2008)	(98)	(97)
Retained earnings (deficit)	(7,125)	(6,251)
Accumulated other comprehensive income	137	108

Total stockholders’ equity (deficit)	(569)	127

Total liabilities and stockholders’ equity (deficit)	$8,747	$7,672

See accompanying notes to condensed consolidated financial statements

*	Amounts for the year ended December 27, 2008 were derived from the December 27, 2008 audited financial statements, including retrospective adoption of FSP APB 14-1 (now codified principally in ASC 470) and SFAS 160 (now codified in ASC 810) implemented in the first quarter of 2009.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(884)	$(1,666)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	844	920
(Benefit) provision for deferred income taxes	142	(65)
Gain on debt redemption	(180)	—
Gain on sale of certain Handheld assets	(28)	—
Amortization of foreign grant and allowance income	(78)	(72)
Net loss (gain) on sale / disposal of property, plant and equipment	12	29
Non-cash interest expense	82	22
Gain on sale of 200 millimeter equipment	—	(193)
Compensation recognized under employee stock plans	57	62
Other than temporary impairment on marketable securities	3	45
Impairment of goodwill and acquired intangible assets	—	1,003
Other	28	(56)
Changes in operating assets and liabilities:
Accounts receivable	(611)	(76)
Inventories	141	(43)
Prepaid expenses and other current assets	(29)	56
Other assets	(15)	(2)
Accounts payables and accrued liabilities	(142)	(456)
Income taxes payable	(19)	50

Net cash used in operating activities	(677)	(442)

Cash flows from investing activities:
Purchases of property, plant and equipment	(293)	(511)
Purchases of available-for-sale securities	(689)	(200)
Purchases of limited partner contribution	—	(95)
Proceeds from sale of property, plant and equipment	1	343
Proceeds on sale of certain Handheld assets	58	—
Proceeds from sale and maturity of available-for-sale securities	203	379
Other	4	6

Net cash used in investing activities	(716)	(78)

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES preferred shares	1,091	—
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	1,269	—
Proceeds from issuance of AMD common stock	125	—
Proceeds from borrowings, net of issuance costs	399	182
Net proceeds from foreign grants and allowances	40	154
Repurchase of noncontrolling interest	(158)	—
Repayments of debt and capital lease obligations	(359)	(98)
Payments on return of noncontrolling interest contributions	(67)	(19)
Payments under silent partnership obligation	(32)	(38)
Other	(1)	15

Net cash provided by financing activities	2,307	196

Net increase (decrease) in cash and cash equivalents	914	(324)

Cash and cash equivalents at beginning of period	933	1,432

Cash and cash equivalents at end of period	$1,847	$1,108

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries and GLOBALFOUNDRIES Inc. (GF) and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to
Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 26, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2009. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended for both September 26, 2009 and September 27, 2008 consisted of 13 and 39 weeks, respectively.

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

The Company consolidates the accounts of GF and its majority-owned subsidiaries pursuant to the guidance on accounting for interests in variable interest entities.

Recently Adopted Accounting Standards

Noncontrolling Interest. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160) now codified in Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC 810). This guidance requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the controlling interest’s balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue to be classified outside stockholders’ equity. This guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of operations. The Company adopted this guidance at the beginning of its fiscal year 2009. Upon the formation of GF during the first quarter of 2009, the Company accounts for the noncontrolling interest held by Advanced Technology Investment Company LLC (ATIC) in GF in accordance with this new accounting standard. Since the preferred securities issued by GF to ATIC can be put to AMD in limited circumstances, ATIC’s noncontrolling interest is, accordingly, not reported as a component of stockholders’ equity in the condensed consolidated balance sheet. (See Note 2, “GLOBALFOUNDRIES”).

Business Combinations. In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(r)) now codified in ASC Topic 805, Business Combinations (ASC 805). Under this guidance, an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires: that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, including changes related to acquired tax assets and income tax uncertainties from acquisitions that occurred prior to the date of adoption, be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment during the development period. Subsequent to the development period the carrying value, if any, of acquired in-process development will be considered a definite-life intangible asset and amortized over its estimated useful life. The Company adopted this guidance in the first quarter of 2009 and will apply this guidance for future business combinations and changes in acquired tax assets and liabilities.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS 161) now codified in ASC Topic 815, Derivatives and Hedging (ASC 815). This guidance requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted this guidance in the first quarter of 2009. (See Note 16, “Hedging Transactions and Derivative Financial Instruments”).

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Life of Intangible Assets. In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) now codified principally in ASC Topic 350, Intangibles—Goodwill and Other (ASC 350), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires a consistent approach between the useful life established for a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset used in accounting for business combinations. This guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The Company adopted this guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Convertible Debt Instruments. In May 2008, the FASB issued FSP Accounting Principles Board (APB) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) now codified principally in ASC Topic 470, Debt (ASC 470). This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and it does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented in the Company’s financial statements. In the first quarter of 2009, the Company adopted this guidance and modified its accounting for its 6.00% Convertible Senior Notes due 2015 (6.00% Notes). To retrospectively apply this guidance, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount. (See Note 15, “Accounting Change - Convertible Debt Instruments”).

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1) now codified in ASC Topic 825, Financial Instruments (ASC 825), which requires disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position. The Company adopted this guidance in the second quarter of 2009. The adoption had no financial impact on the Company’s consolidated results of operations or financial condition. (See Note 10, “Financial Instruments”).

Other Than Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (FSP 115-2 and 124-2) now codified in ASC Topic 320 Investments, which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The Company adopted this guidance in the second quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) now codified in ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance in the second quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition. (See Note 10, “Financial Instruments”).

Subsequent Events. In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165) now codified in ASC Topic 855 Subsequent Events (ASC 855), which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. This guidance largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The Company adopted this guidance in the second quarter of 2009. The Company has evaluated subsequent events through the date and time of the filing of this Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 on November 4, 2009.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accounting Standards Codification. In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted this guidance in the third quarter of 2009.

Recently Issued Accounting Standards

Transfer of Financial Assets. In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166), which removes the concept of a qualifying special-purpose entity from the guidance related to the accounting for transfers and servicing of financial instruments and removes the exception from applying the guidance for accounting for interests in variable interest entities to qualifying special-purpose entities. This guidance clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact this guidance may have on its consolidated results of operations or financial condition.

Variable Interest Entities. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). This guidance amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact this guidance may have on its consolidated results of operations or financial condition.

2. GLOBALFOUNDRIES

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which the Company formed GF. At the closing of this transaction (Closing), the Company contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38) (Dresden Subsidiaries), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange the Company received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to the Company in exchange for the transfer by the Company of 700,000 GF Class B Preferred Shares.

At the Closing, the Company also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of its common stock and warrants to purchase 35 million shares of its common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are exercisable after the earlier of (i) public ground-breaking of GF’s planned manufacturing facility in New York and (ii) March 2, 2011. The Warrants expire on March 2, 2019. On July 24, 2009, GF held a public ground-breaking for its planned manufacturing facility in New York. As a result, the Warrants issued by the Company to WCH on March 2, 2009 to purchase 35 million shares of the Company’s common stock at an exercise price of $0.01 per share became exercisable by WCH on July 24, 2009. These Warrants are included in the Company’s basic earnings per share (EPS) calculation in the third quarter of 2009.

In connection with the Closing, AMD Fab 36 Holding GmbH and AMD Fab 36 Admin GmbH, repurchased the limited and silent partnership interests in AMD Fab 36 Limited Liability Company & Co KG (AMD Fab 36 KG) held by the remaining unaffiliated limited partner, Leipziger Messe Gesellschaft GmbH (Leipziger Messe).

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when the Company has secured for GF certain rights under its existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GF’s Board of Directors determines that GF no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The

Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute its “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Based on the structure of the transaction, pursuant to the guidance on accounting for interests in variable interest entities, GF is a variable-interest entity, and the Company is deemed to be the primary beneficiary and is, therefore, required to consolidate the accounts of GF. ATIC’s noncontrolling interest, represented by its equity interests in GF, is presented outside of stockholders’ equity in its condensed consolidated balance sheet due to ATIC’s right to put those securities back to the Company in the event of a change of control of AMD during the two years following the Closing. The Company’s net income (loss) attributable to its common stockholders per share consists of its consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7% as of September 26, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GF’s Class A Preferred Shares (83.3% as of September 26, 2009).

The table below reflects the changes in noncontrolling interest during the quarter and nine months ended September 26, 2009.

	Quarter Ended	Nine Months Ended
	(in millions)
Balance, beginning of the period	$1,085	$169
Income attributable to Leipziger Messe	—	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	—	(173)
ATIC Contribution
Class A Preferred Shares	—	218
Class B Preferred Shares	—	873
GF net loss attributed to noncontrolling interest	(30)	(64)
Class B preferred share accretion	22	50

Balance at September 26, 2009	$1,077	$1,077

For the quarter and nine months ended September 27, 2008, the noncontrolling interest recorded in the Company’s condensed consolidated statement of operations was $7 million and $27 million, respectively. This noncontrolling interest related to the guaranteed rate of return of between 11 and 13 percent for the unaffiliated partner contributions in AMD Fab 36 Limited Liability Company & Co. KG.

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

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units of continuing operations for the quarters and nine months ended September 26, 2009 and September 27, 2008, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions)
Cost of sales	$1	$2	$3	$8
Research and development	10	10	29	34
Marketing, general, and administrative	7	7	25	15

Total stock-based compensation expense	18	19	57	57
Tax benefit	—	—	—	—

Stock-based compensation expense, net of tax	$18	$19	$57	$57

For the quarter and nine months ended September 26, 2009, the Company did not have employee stock-based compensation expense for discontinued operations. For the quarter and nine months ended September 27, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million and $2 million, respectively.

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Expected volatility	65.22%	67.36%	74.35%	65.24%
Risk-free interest rate	1.96%	2.71%	1.54%	2.67%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.67	3.19	3.67	3.19

For the quarters ended September 26, 2009 and September 27, 2008, the Company granted 1,507,512 and 1,528,297 employee stock options, respectively, with average estimated grant date fair values of $1.77 and $2.58, respectively. For the nine months ended September 26, 2009 and September 27, 2008, the Company granted 4,286,175 and 12,083,955 employee stock options, respectively, with average estimated grant date fair values of $1.78 and $2.98, respectively.

In addition, on June 29, 2009, the Company launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under the Company’s 2004 Equity Incentive Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common stock (representing 67% of the total options eligible for exchange) with a weighted-average exercise price of $14.70 per share, and the Company cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of the Company common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized expenses associate with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

Restricted Stock Units and Awards. For the quarters ended September 26, 2009 and September 27, 2008, the Company granted 401,950 and 435,928 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $3.88 and $5.57, respectively. For the nine months ended September 26, 2009 and September 27, 2008, the Company granted 16,151,056 and 7,724,514 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $3.99 and $7.24, respectively.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Acquisition Related Intangible Assets

The Company’s carrying amount of goodwill as of September 26, 2009 and December 27, 2008 was $323 million and is entirely attributable to the Graphics segment.

Information regarding the Company’s acquisition-related intangible assets as of September 26, 2009 and December 27, 2008, and for the nine months ended September 26, 2009, is as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
	(In millions)
Intangible assets, net December 27, 2008	$2	$83	$62	$21	$168
2009 amortization expense	(2)	(22)	(25)	(3)	(52)

Intangible assets, net September 26, 2009	$—	$61	$37	$18	$116

Weighted average amortization period (in months)	50	60	48	84

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

Fiscal year		Amortization expense
		(In millions)
Remaining	2009	$18
	2010	61
	2011	29
	2012	4
	2013	4

Total		$116

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Net Income (Loss) Attributable to AMD Common Stockholders Per Share

Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding and shares issuable upon exercise of the Warrants issued by the Company to WCH in connection with the GF transaction. The Warrants became exercisable for a nominal consideration upon the July 24, 2009 public ground-breaking of GF’s planned manufacturing facility in New York. Accordingly, the 35 million Warrant shares have been included in the weighted-average basic per share computations from that date forward. (See Note 2, “GLOBALFOUNDRIES”).

Diluted net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Potential dilutive common shares include stock options, restricted stock awards and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) attributable to AMD common stockholders per share:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

	(In millions except per share data)		(In millions except per share data)
Numerator:
Net income (loss)	$(135)	$(127)	$(884)	$(1,666)
Net (income) loss attributable to noncontrolling interest	29	(7)	60	(27)
Class B preferred share accretion	(22)	—	(50)	—

Numerator for basic and diluted net income (loss) attributable to AMD common stockholders	$(128)	$(134)	$(874)	$(1,693)

Numerator for basic and diluted income (loss) attributable to AMD common stockholders from continuing operations	$(128)	$16	$(874)	$(1,019)
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations	$—	$(150)	$—	$(674)
Denominator:
Denominator for basic net income (loss) attributable to AMD common stockholders per share	694	608	662	607
Effect of dilutive potential common shares:	—	—	—	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	694	608	662	607

Basic and diluted net income (loss) attributable to AMD common stockholders from continuing operations per share	$(0.18)	$0.03	$(1.32)	$(1.68)
Basic and diluted net income (loss) attributable to AMD common stockholders from discontinued operations per share	$—	$(0.25)	$—	$(1.11)

Basic and diluted net income (loss) attributable to AMD common stockholders per share	$(0.18)	$(0.22)	$(1.32)	$(2.79)

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 64 million, and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 totaling 75 million were not included in the net loss attributable to AMD common stockholders per share calculation for the third quarter and nine months ended September 26, 2009 because their inclusion would have been anti-dilutive.

Potential common shares from outstanding equity incentive awards totaling approximately 62 million as well as approximately 75 million common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 were not included in the net loss attributable to AMD common stockholders per share calculation for the third quarter and nine months ended September 27, 2008 because their inclusion would have been anti-dilutive.

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

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate its graphics technology.

In the first quarter of 2009, the Company consummated the GF manufacturing joint venture transaction and started using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate its graphics technology; and

•

the Foundry segment, which includes the operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF from March 2, 2009 onward.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, restructuring charges and impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category. The Handheld business unit consists of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009.

Starting in the first quarter of 2009, the Company also has an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table provides a summary of net revenue and operating income (loss) by segment for the quarter and nine months ended September 26, 2009. Information for prior periods has not been recast to reflect the segment changes noted above because it is not practicable to do so.

	Quarter Ended	Nine Months Ended
	September 26, 2009	September 26, 2009
	(In millions)
Net revenue:
Computing Solutions	$1069	$2,917
Graphics	306	779
Foundry	256	792
All Other	21	61
Intersegment Eliminations	(256)	(792)

Total net revenue	$1,396	$3,757

Operating income (loss):
Computing Solutions	$76	$(31)
Graphics	8	(3)
Foundry	(101)	(334)
All Other	(49)	(214)
Intersegment Eliminations	(11)	(42)

Total operating income (loss)	$(77)	$(624)

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters and nine months ended September 26, 2009 and September 27, 2008, applying the segment structure that was in place as of December 27, 2008:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions)
Net revenue:
Computing Solutions	$1,069	$1,391	$2,917	$3,686
Graphics	306	385	779	895
All Other	21	21	61	65

Total net revenue	$1,396	$1,797	$3,757	$4,646

Operating income (loss):
Computing Solutions	$(22)	$143	$(364)	$(30)
Graphics	3	47	(18)	22
All Other	(58)	(68)	(242)	(673)

Total operating income (loss)	$(77)	$122	$(624)	$(681)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss), shown net of tax:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions)
Net income (loss) attributable to AMD common stockholders	$(128)	$(134)	$(874)	$(1,693)
Net change in unrealized gains (losses) on available-for-sale securities	2	—	8	(2)
Net change in unrealized gains (losses) on cash flow hedges	8	(26)	17	(35)
Net change in minimum pension liability	—	—	4	—

Other comprehensive income (loss)	10	(26)	29	(37)

Total comprehensive income (loss)	$(118)	$(160)	$(845)	$(1,730)

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on the Company’s condensed consolidated balance sheet was for $28 million and represented the amount of silent partnership contributions that AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe (excluding the guaranteed rate of return). At the Closing of the GF transaction in the first quarter of 2009, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe and the guarantee was terminated.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008. In January 2009, Qimonda filed an application with the local court in Munich to commence insolvency proceedings. Pursuant to the partnership agreements of AMTC and BAC, the commencement of insolvency proceedings constituted an event of default which gave AMD and Toppan the right to expel Qimonda from the joint ventures. In March 2009, with agreement from Qimonda’s insolvency administrator, AMD and Toppan expelled Qimonda as a limited partner from the AMTC and BAC joint ventures and became the only remaining joint venture partners.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $33 million was outstanding as of September 26, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of September 26, 2009, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $17 million. The Company’s maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $58 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $51 million was outstanding as of September 26, 2009. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. In June 2009, the AMTC credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of September 26, 2009, the Company’s potential obligation under this guarantee was the equivalent of $25 million plus the Company’s portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because the Company believes that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, the Company recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009. As of September 26, 2009, this receivable was still outstanding.

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

Changes in the Company’s potential liability for product warranty during the nine months ended September 26, 2009 and September 27, 2008 are as follows:

	Nine months Ended
	September 26, 2009	September 27, 2008
	(In millions)
Balance, beginning of year	$19	$15
New warranties issued during the year	21	27
Settlements during the year	(21)	(10)
Changes in liability for pre-existing warranties during the year, including expirations	(1)	(12)

Balance, end of the period	$18	$20

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

9. Income Tax

The Company recorded an income tax benefit of $5 million in the third quarter of 2009 and an income tax benefit of $1 million in the third quarter of 2008. For the nine months ended September 26, 2009, the Company recorded an income tax provision of $101 million. For the nine months ended September 27, 2008, the Company recorded an income tax benefit of $1 million.

The income tax benefit of $5 million for the third quarter of 2009 consisted of foreign taxes in profitable locations of $20 million, offset by discrete tax benefits of $18 million and the tax effects of items credited directly to other comprehensive income (OCI) of $7 million. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of items credited directly to OCI during the quarter, due principally to the effects of the Company’s foreign currency hedging program, approximately $7 million of tax provision benefit was allocated to the third quarter income tax provision. The income tax provision of $101 million recorded in the first nine months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of the Company’s ownership interests in its Dresden Subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits including the tax effects of items credited directly to OCI. The income tax benefit of $1 million for both the third quarter and first nine months of 2008 was due to foreign taxes in profitable locations offset by discrete tax benefits including the monetization of the U.S. research and development credits pursuant to the Housing and Economic Recovery Act of 2008 and a refund of withholding taxes.

As of September 26, 2009, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 26, 2009, in management’s estimate, is not more likely than not to be achieved.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Financial Instruments

Available-for-sale securities held by the Company as of September 26, 2009 and December 27, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
September 26, 2009
Cash equivalents:
Money market funds	$1,231	$—	$—	$1,231
Time deposits	307	—	—	307
Commercial paper	111	—	—	111

Total cash equivalents	$1,649	$—	$—	$1,649

Marketable securities:
Commercial paper	$500	$—	$—	$500
Auction rate securities	85	7	—	92

Total marketable securities	$585	$7	$—	$592

Long-term investments:
Equity investments (included in other assets)	$1	$—	$—	$1

Grand Total	$2,235	$7	$—	$2,242

December 27, 2008
Cash equivalents:
Money market funds	$547	$—	$—	$547
Time deposits	236	—	—	236
Commercial paper	16	—	—	16

Total cash equivalents	$799	$—	$—	$799

Marketable securities:
Auction rate securities	$89	$—	$—	$89
Spansion Class A common stock	3	—	—	3

Total marketable securities	$92	$—	$—	$92

Long-term investments:
Equity investments (included in other assets)	$2	$—	$—	$2

Grand Total	$893	$—	$—	$893

All contractual maturities of the Company’s available-for-sale marketable debt securities at September 26, 2009 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

The Company did not sell any available-for-sale securities prior to maturity in the quarters and nine months ended September 26, 2009 and September 27, 2008.

At September 26, 2009 and December 27, 2008, the Company had approximately $45 million and $31 million, respectively, of investments classified as held-to-maturity, consisting of money market funds, commercial paper and treasury notes used for long-term workers’ compensation, leasehold, foreign exchange and letter of credit deposits, which are included in other assets on the Company’s condensed consolidated balance sheets. The fair value of these investments approximated their cost at September 26, 2009 and December 27, 2008.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition, the Company also had trading securities, consisting of ARS subject to the UBS put option, of $72 million and $71 million included in marketable securities at September 26, 2009 and December 27, 2008.

Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

	Fair value measurement at reporting dates using
	September 26, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds(1)	$1,275	$1,275	$—	$—
Commercial paper(2)	612	—	612	—
Time deposits(3)	307	—	307	—
Auction rate securities(4)	164	—	—	164
UBS put option(5)	2	—	—	2
Marketable equity securities(6)	1	1	—	—
Foreign currency derivative contracts(7)	6	—	6	—

	December 27, 2008
Money market mutual funds(1)	$576	$576	$—	$—
Commercial paper(2)	18	—	18	—
Time deposits(3)	236	—	236	—
Auction rate securities(4)	160	—	—	160
UBS put option(5)	11	—	—	11
Marketable equity securities(6)	5	5	—	—
Foreign currency derivative contracts(7)	(36)	—	(36)	—

(1)	At September 26, 2009, $1,231 million was included in cash and cash equivalents and $44 million was included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $547 million was included in cash and cash equivalents and $29 million was included in other assets on the Company’s condensed consolidated balance sheet.
(2)	At September 26, 2009, $111 million was included in cash and cash equivalents; $500 million was included in marketable securities; and $1 million included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $16 million was included in cash and cash equivalents and $2 million was included in other assets on the Company’s condensed consolidated balance sheet.
(3)	At September 26, 2009, $307 million was included in cash and cash equivalents on the Company’s condensed consolidated balance sheet. At December 27, 2008, $236 million was included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(4)	At September 26, 2009, $164 million was included in marketable securities on the Company’s condensed consolidated balance sheet, which included $92 million of securities classified as available-for-sale and $72 million classified as trading securities. At December 27, 2008, $160 million was included in marketable securities on the Company’s condensed consolidated balance sheet, which included $89 million of securities classified as available-for-sale and $71 million classified as trading securities.
(5)	At September 26, 2009, $2 million was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $11 million was included in other assets on the Company’s condensed consolidated balance sheet.
(6)	At September 26, 2009, $1 million was included in other assets on the Company’s condensed consolidated balance sheet. At December 27, 2008, $3 million was included in marketable securities and $2 million was included in other assets on the Company’s condensed consolidated balance sheet.
(7)	At September 26, 2009, $7 million of foreign currency derivative contracts in a gain position was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet and $1 million of contacts in a loss position was included in accrued liabilities on the Company’s condensed consolidated balance sheet. At December 27, 2008, $36 million was included in accrued liabilities on the Company’s condensed consolidated balance sheet, which included $42 million of foreign currency derivative contracts that were in a loss position and $6 million of contracts that were in a gain position. (See Note 16, “Hedging Transactions and Derivative Financial Instruments”).

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

As of September 26, 2009, the Company’s investments in ARS included approximately $130 million of student loan ARS and $34 million of municipal and corporate ARS. Approximately 79 percent of the Company’s ARS holdings are AAA rated investments and all of the $130 million of student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analysis. The outcomes of these activities indicated that the fair value of the ARS increased by $17 million as of September 26, 2009 when compared with the fair value as of December 27, 2008.

The significant inputs and assumptions used by the Company in the discounted cash flow model to determine the fair value of its ARS, as of September 26, 2009 and December 27 2008, were as follows:

•

The discount rate was determined based on the one-year LIBOR of 1.24% as of September 26, 2009, adjusted by 84 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. As of December 27, 2008, the discount rate was determined based on the average one-year LIBOR of 2.34% adjusted by 240 bps to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, as of September 26, 2009 and December 27, 2008, the discount rate was adjusted for a liquidity discount of 90 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

As of September 26, 2009 and December 27, 2008, the Company assigned an additional credit risk discount of 200 bps to the discount rate for all ARS that are not backed by the federal government. The total carrying value as of September 26, 2009 and December 27, 2008 of investments not backed by the federal government was approximately $34 million and $33 million, respectively.

•

As of September 26, 2009 and December 27, 2008, the Company applied the discount rate over the expected life of the estimated cash flows of the ARS (approximately 17 years). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. In accounting for the put option, the Company made the fair value accounting election. Accordingly, the Company initially recorded the put option at its estimated fair value as an other asset on the Company’s condensed consolidated balance sheet, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded losses of $3 million and $9 million during the quarter and nine months ended September 26, 2009, respectively, to reflect the change in fair value of the UBS put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of September 26, 2009 and December 27, 2008, are as follows:

•

As of September 26, 2009, the discount rate was determined based on the one-year LIBOR (1.24%), adjusted by 96 bps to reflect the credit risk associated with the UBS put option. The 96 bps represents the current credit default swap rate for UBS. As of December 27, 2008, the discount rate was determined based on the period end one-year LIBOR (2.09%), adjusted by 202 bps to reflect the credit risk associated with the UBS put option. The 202 bps represents the current credit default swap rate for UBS.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

The Company applied the discount rate over the expected life of the estimated cash flows of the put option (9 months). The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments and the put option could be significantly higher or lower than the fair value determined by the Company as of September 26, 2009.

In addition, the Company has reclassified the ARS, with an estimated fair value of $72 million at September 26, 2009 ($71 million as of December 27, 2008), that the Company purchased from UBS from the “available-for-sale” category, to the “trading securities” category. Future changes in estimated fair value of these ARS are being recorded in earnings. The Company recorded a gain of $3 million and $9 million during the quarter and nine months ended September 26, 2009, respectively, to reflect the change in the fair value of these ARS. The Company recorded losses of $3 million and $9 million during the quarter and nine months ended September 26, 2009, respectively, to reflect the change in the fair value of the UBS put option.

With respect to $75 million (par value) of its ARS holdings, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

As of September 26, 2009, the Company classified its investments in ARS as current assets because it has the intent to sell and it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months. Although there may not be successful future auctions, the Company reasonably expects there to be other channels through which it will be able to sell the ARS. Specific factors the Company considered in determining that its ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	The Company has had redemptions, at par, totaling $39 million throughout the period of failed auctions, including $8 million in the third quarter.

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

	Quarter Ended September 26, 2009		Nine Months Ended September 26, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$167	$5	$160	$11
Redemption at par	(8)	—	(13)	—
Change in fair value included in net income (loss)	3	(3)	9	(9)
Change in fair value included in other comprehensive income (loss)	2	—	8	—

Ending balance, September 26, 2009	$164	$2	$164	$2

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Total financial assets at fair value classified within Level 3 were 2 percent of total assets on the Company’s condensed consolidated balance sheet as of September 26, 2009.

	Quarter Ended September 27, 2008	Nine Months Ended September 27, 2008
	Auction Rate Securities	Auction Rate Securities
	(In millions)
Beginning balance	$180	$—
Transfers of ARS into Level 3	—	210
Redemption at par	—	(18)
Change in fair value included in net income (loss)	—	(12)

Ending balance, September 27, 2008	$180	$180

Total financial assets at fair value classified within Level 3 were 1.9 percent of total assets on the Company’s condensed consolidated balance sheet as of September 27, 2008

Fair Value of Other Financial Instruments. The fair value of the Company’s long-term debt, except for the convertible notes issued by GF, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the convertible notes issued by GF is estimated based on a valuation model that incorporates relevant market inputs. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	September 26, 2009		December 27, 2008
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$5,306	$4,582	$4,551	$2,071

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms. In addition, with respect to the balances of $125 million and $86 million as of September 26, 2009 and December 27, 2008, respectively, relating to the receivable financing arrangement with IBM Credit LLC, the fair value approximates the carrying value due to the short term nature. (See Note 13, “Receivable Financing Arrangement”).

11. Restructuring

In the second and fourth quarters of 2008, the Company initiated restructuring plans to reduce its cost structure. Both plans primarily involved the termination of employees.

The restructuring charges recorded in conjunction with the plan initiated during the second quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits and costs to terminate a contract. This plan was completed during the third quarter of 2009. As a result, the Company reversed approximately $3 million of restructuring charges in the third quarter.

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the third quarter of 2009, the Company recorded restructuring charges related to this plan of approximately $7 million. The Company anticipates that this plan will be substantially completed during 2009 and that the restructuring charges relating to this plan to be recorded in the remainder of 2009 will be minimal.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in the Company’s condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through September 26, 2009:

	December 27, 2008	March 28, 2009	June 27, 2009	September 26, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$—	$1	$48
Contract or program terminations	4	13	—	—	17
Asset impairments	18	10	—	—	28
Facility consolidations and closures	6	7	1	6	20

Total	$50	$55	$1	$7	$113

The following table provides a roll forward of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(in millions)
Balance December 27, 2008	$14	$9
Charges	28	35
Cash payments	(36)	(21)
Non-cash charges	—	(2)

Balance September 26, 2009	$6	$21

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

The following table provides a roll forward of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(13)

Balance September 26, 2009	$24

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

13. Receivable Financing Arrangement

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified customers up to credit limits set by the IBM parties. As of September 26, 2009, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from the distributors. For the nine months ended September 26, 2009, the Company received proceeds of approximately $399 million from the transfer of accounts receivable under this financing arrangement and the IBM parties collected approximately $361 million from the distributors participating in the arrangement. As of September 26, 2009, $125 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. These amounts appear as “Other short-term obligations” on the Company’s condensed consolidated balance sheets and are not considered a cash commitment.

14. Accrued Liabilities

The Company’s accrued liabilities at the quarters ended September 26, 2009 and December 27, 2008 were as follows:

	September 26, 2009	December 27, 2008
	(In millions)
Marketing program and advertising expenses	$172	$216
Software technology licenses payables	50	87
Interest payables	79	77
Other	304	405

Total	$605	$785

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Accounting Change — Convertible Debt Instruments

In the first quarter of 2009, the Company adopted the new guidance for accounting for convertible debt that may be fully or partially settled in cash upon conversion, as codified principally in ASC 470 and modified its accounting for its 6.00% Notes. To retrospectively apply this new guidance, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet. The initial value of the equity component, which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

In November 2008, the Company repurchased $60 million in principal value of its 6.00% Notes in an open market transaction for approximately $21 million, and recognized a gain of approximately $27 million after giving effect to the retrospective application of the change in accounting.

During the third quarter of 2009, the Company repurchased $186 million in principal value of its 6.00% Notes in open market transactions for approximately $104 million and recognized a gain of approximately $66 million.

During the first nine months of 2009, the Company repurchased $344 million in principal value of its 6.00% Notes in open market transactions for approximately $161 million and recognized a gain of approximately $174 million.

Information related to equity and debt components:

	September 26, 2009	December 27, 2008
	(In millions)
Carrying amount of the equity component	$235	$262
Principal amount of the 6.00% Notes	1,796	2,140
Unamortized discount(1)	(161)	(212)
Net carrying amount	$1,635	$1,928

(1)	As of September 26, 2009, the remaining period over which the unamortized discount will be amortized is 67 months.

Information related to interest rates and expense

(Millions except percentages):

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Effective interest rate	8%	8%	8%	8%
Interest cost related to contractual interest coupon	$29	$33	$90	$99
Interest cost related to amortization of the discount	$6	$6	$18	$18

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables show the financial statement line items affected by retrospective application of the new guidance in ASC 470 on the affected financial statement line items for the periods indicated:

	Consolidated Statements of Operations (In millions except per share data)
	Years Ended
	December 27, 2008			December 29, 2007
	As Retrospectively Adjusted	As Reported	Effect of Change	As Retrospectively Adjusted	As Reported	Effect of Change
Interest expense	$(391)	$(366)	$(25)	$(383)	$(367)	$(16)
Other income (expense), net	(44)	(31)	(13)	(162)	(162)
Income (loss) before income taxes	(2,351)	(2,313)	(38)	(2,782)	(2,766)	(16)
Income (loss) from continuing operations	(2,419)	(2,381)	(38)	(2,809)	(2,793)	(16)
Net income (loss)	(3,103)	(3,065)	(38)	(3,360)	(3,344)	(16)
Net income (loss) attributable to AMD common stockholders	(3,136)	(3,098)	(38)	(3,395)	(3,379)	(16)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(4.04)	$(3.98)	$(0.06)	$(5.10)	$(5.07)	$(0.03)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(5.16)	$(5.10)	$(0.06)	$(6.09)	$(6.06)	$(0.03)
Shares used in per share calculation
Basic and diluted	607	607		558	558

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Condensed Consolidated Statements of Operations
	Quarter Ended September 27, 2008
	(In millions except per share data)
	As Retrospectively Adjusted	As Reported	Effect of Change
Interest expense	$(94)	$(87)	$(7)
Other income (expense), net	(13)	(13)	—
Income (loss) before income taxes	22	29	(7)
Income (loss) from continuing operations	23	30	(7)
Net income (loss)	(127)	(120)	(7)
Net income (loss) attributable to AMD common stockholders	(134)	(127)	(7)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$0.03	$0.04	$(0.01)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(0.22)	$(0.21)	$(0.01)
Shares used in per share calculation
Basic and diluted	608	608

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 27, 2008
	(In millions)
	As Retrospectively Adjusted	As Reported	Effect of Change
Interest expense	$(246)	$(227)	$(19)
Other income (expense), net	(48)	(48)	—
Income (loss) before income taxes	(993)	(974)	(19)
Income (loss) from continuing operations	(992)	(973)	(19)
Net income (loss)	(1,666)	(1,647)	(19)
Net income (loss) attributable to AMD common stockholders	(1,693)	(1,674)	(19)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted
Continuing operations	$(1.68)	$(1.65)	$(0.03)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(2.79)	$(2.76)	$(0.03)
Shares used in per share calculation
Basic and diluted	607	607

	Consolidated Balance Sheets December 27, 2008
	As Retrospectively Adjusted	As Previously Reported	Effect of Change
	(In millions)
Other assets	$506	$509	$(3)
Total assets	7,672	7,675	(3)
Long-term debt and capital lease obligation, less current portion(1)	4,490	4,702	(212)
Stockholders’ equity:
Capital in excess of par value(2)	6,361	6,099	262
Retained earnings (deficit)(3)	(6,251)	(6,198)	(53)
Total stockholders’ equity (deficit)	127	(82)	209
Total liabilities and stockholders’ equity (deficit)	$7,672	$7,675	$(3)

(1)	The effect of the change on long-term debt at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), less amortization of the discount from the issuance date ($41 million) and the amount of the debt discount written off in connection with the November 2008 repurchase of the 6.00% Notes allocated to the debt component ($6 million).
(2)

The effect of the change on paid-in capital at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million), and the cost of the November 2008 repurchase of the 6.00% Notes allocated to the

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in the euro and Canadian dollar. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is recorded in earnings immediately. During the second quarter of 2009, the Company decided to hedge only the balance sheet exposure denominated in Canadian dollar in the future.

The following table shows the amount of gain (loss) included in other comprehensive income, the amount of gain (loss) reclassified from other comprehensive loss and included in earnings, and the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts designated as cash flow hedges be in a gain position and accrued liabilities if in a loss position for the quarter and nine months ended September 26, 2009. The table also includes the amount of gain (loss) included in other income (expense) related to contracts not designated as hedging instruments for the quarter and nine months ended September 26, 2009.

Location of gain/(loss)	Amount of gain (loss) during quarter ended September 26, 2009	Amount of gain (loss) during nine months ended September 26, 2009	Fair value included in prepaid expenses and other current assets (accrued liabilities)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments			$7
Other comprehensive income	$11	$2
Cost of sales	$(1)	$(19)
Research and development	$(1)	$(12)
Marketing, general and administrative	$—	$(5)
Contracts not designated as hedging instruments
Other income (expense), net	$2	$(40)	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis.

By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. The Company minimizes counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions of investment grade credit rating. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. As of September 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $331 million. All the contracts mature within 12 months and the amounts recorded in other comprehensive income are expected to be recognized during this period. Under the agreement with the counterparties, the Company is required to post a minimum $15 million collateral to secure credit lines to execute these derivative instruments. In addition, the Company is required to post additional collateral should the derivative contracts be in a net loss position. As of September 26, 2009, no additional collateral has been posted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our products; the growth and competitive landscape of the markets in which we participate; current global business and economic conditions and end-user demand for PCs; our cost reduction efforts and related restructuring charges; future sales of previously written-down inventory; our plans to purchase or otherwise retire our 5.75% Notes, 6.00% Notes and 7.75% Notes; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and transition to more advanced manufacturing process technologies, consistent with our current plans; (6) our ability to make additional investment in research and development and that such opportunities will be available; and (7) the expected demand for computers. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (5) that we may be unable to develop, launch and ramp new products and technologies in the volumes required by the market on a timely basis; (6) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way; (7) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; (8) that demand for computers will be lower than currently expected; (9) that we may under-utilize GLOBALFOUNDRIES’ and our own manufacturing facilities; and (10) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 60 and the “Financial Condition” section beginning on page 48 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries as well as GLOBALFOUNDRIES Inc. (GF) and its consolidated subsidiaries, including a discussion of our results of operations for the quarter and nine months ended September 26, 2009 compared to the quarter ended June 27, 2009 and quarter and nine months ended September 27, 2008, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we are required to consolidate the accounts of GF. References in this report to “us,” “our,” or “AMD” include these consolidated operating results.

During the third quarter of 2009, we made progress toward improving our financial performance as we continued to focus on controlling our operating expenses and as demand increased for our products. We continued to improve our competitive position with the introduction of more competitive products. In the third quarter of 2009, we introduced our industry-leading ATI Radeon HD 5000 series of GPU products. We also introduced more energy efficient six-core AMD Opteron™ processors for servers.

Net revenue in the third quarter of 2009 was $1.4 billion, an increase of 18 percent compared to the second quarter of 2009 and a decrease of 22 percent compared to the third quarter of 2008. The increase in third quarter 2009 net revenue compared to the second quarter of 2009 was primarily due to a 16 percent increase in unit shipments. Unit shipments increased due to an increase in demand for our products. Net revenue in the third quarter of 2008 included process technology license revenue of $191 million, which accounted for 11 percent of total third quarter 2008 revenue. Without the effect of the process technology license revenue, net revenue in the third quarter of 2009 would have decreased 13 percent compared to the third quarter of 2008. This 13 percent decrease in third quarter 2009 net revenue compared to the third quarter of 2008 was primarily due to a 14 percent decrease in average selling prices. Average selling prices for the third quarter of 2009 compared to the third quarter of 2008 decreased due to a decrease in average selling prices of microprocessors for notebooks and GPU products primarily due to a shift in our product mix to more value-priced products.

Gross margin as a percentage of net revenue for the third quarter of 2009 was 42 percent, a 5 percentage point increase compared to 37 percent in the second quarter of 2009 and a 9 percentage point decrease compared to 51 percent in the third quarter of 2008. Gross margin in the third quarter of 2009 included a $9 million, or 1 percentage point, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. A portion of this inventory was also sold in the second quarter of 2009, which benefited gross margin in the second quarter of 2009 by $98 million, or approximately 8 percentage points. The increase in gross margin in the third quarter of 2009 as compared to the second quarter of 2009 was primarily due to an improvement in our unit costs. Our unit costs improved primarily due to an increase in microprocessor unit shipments using our 45-nanometer technology. Gross margin was also favorably impacted by the improvement in utilization of GF’s manufacturing assets in the third quarter of 2009. Gross margin in the third quarter of 2008 was favorably impacted by 6 percentage points as a result of the $191 million process technology license revenue noted above. Gross margin in the third quarter of 2009 declined compared to the third quarter of 2008 primarily due to a decline in average selling prices. Average selling prices declined due to a decrease in average selling prices of microprocessors for notebooks and GPU products due to a shift in our product mix to more value-priced products.

Our operating loss for the third quarter of 2009 was $77 million compared to a $249 million operating loss in the second quarter of 2009 and $122 million of operating income in the third quarter of 2008. The improvement in operating performance in the third quarter of 2009 compared to the second quarter of 2009 was primarily due to an 18 percent increase in net revenue described above and a 5 percent decrease in research and development expenses and marketing, general and administrative expenses primarily due to the effect of our cost reduction initiatives. The decline in operating performance in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to a 22 percent decrease in net revenue described above partially offset by a 15 percent decrease in research and development expenses and marketing, general and administrative expenses primarily due to the effect of our cost reduction initiatives.

Our cash, cash equivalents and marketable securities as of September 26, 2009 were $2.5 billion compared to $1.1 billion as of December 27, 2008. The increase in our cash, cash equivalents and marketable securities was primarily due to the consummation of the GF manufacturing joint venture transaction in the first quarter of 2009. Of the $2.5 billion, $975 million constituted GF cash and cash equivalents. During 2009, we repurchased an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

GLOBALFOUNDRIES

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which we formed GLOBALFOUNDRIES Inc., (GF). At the closing of this transaction (Closing), we contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of our patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange we received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to us in exchange for the transfer by us of 700,000 GF Class B Preferred Shares.

At the Closing, we also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are exercisable after the earlier of (i) public ground-breaking of GF’s planned manufacturing facility in New York and (ii) March 2, 2011. The Warrants expire on March 2, 2019. On July 24, 2009 GF held a public ground-breaking for its planned manufacturing facility in New York. As a result, the Warrants issued by us to WCH on March 2, 2009 to purchase 35 million shares of the Company’s common stock at an exercise price of $0.01 per share became exercisable by WCH on July 24, 2009. These Warrants are included in our basic earnings per share calculation in the third quarter of 2009.

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

Class A Subordinated Convertible Notes. The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the earlier of (i) such time when we have secured for GF certain rights under our existing cross license agreement with Intel Corporation (Intel Patent Cross License Agreement), or (ii) such time when GF’s Board of Directors determines that GF no longer needs to be a “Subsidiary” under the Intel Patent Cross License Agreement (the Reconciliation Event). Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes. The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature upon the later of (i) 10 years from the date of issuance or (ii) the date of the Reconciliation Event. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion, if (i) such conversion would not cause GF to fail to constitute our “Subsidiary” under the Intel Patent Cross License Agreement or (ii) the Reconciliation Event has occurred. On or after the Reconciliation Event, the Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Based on the structure of the transaction, pursuant to the guidance on accounting for interests in variable interest entities, GF is a variable-interest entity, and we are deemed to be the primary beneficiary and, therefore, required to consolidate the accounts of GF.

ATIC’s noncontrolling interest, represented by its equity interests in GF, is presented outside of stockholders’ equity in the condensed consolidated balance sheet due to ATIC’s right to put those securities back to us in the event of a change of control of AMD during the two years following the Closing. Our net income (loss) attributable to its common stockholders per share consists of consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7% as of September 26, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to us, based on the proportional ownership interest of GF’s Class A Preferred Shares (83.3% as of September 26, 2009).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the first nine months of 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In the first quarter of 2009 we consummated the GF manufacturing joint venture transaction and started reporting using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology; and

•	the Foundry segment, which includes operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF from March 2, 2009.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, restructuring charges and impairment charges for goodwill and intangible assets. The results of the Handheld business unit are also reported in the All Other category. The Handheld business unit consists of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009.

Starting in the first quarter of 2009, we also have an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment for the quarters ended September 26, 2009, June 27, 2009, September 27, 2008 and the nine months ended September 26, 2009 and September 27, 2008. Information for periods prior to March 28, 2009 has not been recast to reflect the segment changes noted above because it is not practicable to do so.

	Quarter Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions)
Net revenue:
Computing Solutions	$1,069	$910	$1,391	$2,917	$3,686
Graphics	306	251	385	779	895
Foundry	256	253	—	792	—
All Other	21	23	21	61	65
Intersegment Eliminations	(256)	(253)	—	(792)	—

Total net revenue	$1,396	$1,184	$1,797	$3,757	$4,646

Operating income (loss):
Computing Solutions	$76	$(72)	$143	$(31)	$(30)
Graphics	8	(12)	47	(3)	22
Foundry	(101)	(101)	—	(334)	—
All Other	(49)	(41)	(68)	(214)	(673)
Intersegment Eliminations	(11)	(23)	—	(42)	—

Total operating income (loss)	$(77)	$(249)	$122	$(624)	$(681)

Computing Solutions

Computing Solutions net revenue of $1.1 billion in the third quarter of 2009 decreased 23 percent compared to net revenue of $1.4 billion in the third quarter of 2008. Net revenue in the third quarter of 2008 included $191 million of process technology license revenue, which accounted for 14 percent of total third quarter 2008 net revenue. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased 11 percent primarily as a result of a 17 percent decrease in average selling prices, partially offset by a 7 percent increase in unit shipments. The decrease in average selling prices was primarily due to a decrease in average selling prices of microprocessors for notebooks and a greater mix of chipsets, which typically have lower average selling prices. Average selling prices of our microprocessors for notebooks decreased as customers demanded more value-priced products, which resulted in both our decreasing the price of our products and a shift in our product mix to lower end microprocessors. The increase in unit shipments was primarily attributable to an increase in unit shipments of chipsets. Chipset unit shipments increased due to increased demand.

Computing Solutions net revenue of $1.1 billion in the third quarter of 2009 increased 17 percent compared to net revenue of $910 million in the second quarter of 2009 primarily due to an 18 percent increase in unit shipments. The increase in unit shipments was primarily attributable to an increase in unit shipments for chipsets and microprocessors for notebooks. Unit shipments of chipsets and microprocessors for notebooks increased due to increased demand. Although average selling prices were relatively flat in the third quarter of 2009 compared to the second quarter of 2009, an increase in microprocessor average selling prices was offset by a decrease in average selling prices for chipsets.

Computing Solutions net revenue of $2.9 billion for the first nine months of 2009 decreased 21 percent compared to net revenue of $3.7 billion for the first nine months of 2008. Net revenue for the first nine months of 2008 included $191 million of process technology license revenue, which accounted for 5 percent of total net revenue for the nine months of 2008. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased 17 percent primarily as a result of a 21 percent decrease in average selling prices. Average selling prices decreased primarily due to a decrease in average selling prices of microprocessors for notebooks and a greater mix of chipsets, which typically have lower average selling prices. Average selling prices for our microprocessors for notebooks decreased as customers demanded more value-priced products, which resulted in both our decreasing the price of our products and a shift in our product mix to lower end microprocessors.

Computing Solutions operating income was $76 million in the third quarter of 2009 and $143 million in the third quarter of 2008. Our third quarter of 2009 operating results are not comparable to operating results for the third quarter of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment.

Computing Solutions operating income was $76 million in the third quarter of 2009 compared to an operating loss of $72 million in the second quarter of 2009. The improvement in operating results was primarily due to the $159 million increase in net revenue described above, partially offset by a $50 million increase in cost of sales, a $25 million decrease in marketing, general and administrative expenses and a $12 million decrease in research and development expenses. Cost of sales increased primarily due to the 18 percent increase in unit shipments referenced above. Research and development expenses and marketing, general and administrative expense decreased for the reason set forth under “Expenses” below.

Computing Solutions operating loss was $31 million in the first nine months of 2009 compared to an operating loss of $30 million in the first nine months of 2008. The first nine months of 2009 operating results are not comparable to operating results for the first nine months of 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment. Furthermore, the operating loss in the first nine months of 2008 included a $193 million gain on the sale of 200 millimeter equipment and $191 million of process technology license revenue that did not recur in the first nine months of 2009.

Graphics

Graphics net revenue of $306 million in the third quarter of 2009 decreased 21 percent compared to net revenue of $385 million in the third quarter of 2008. The decrease was primarily due to a 19 percent decrease in revenue from the sale of GPU products and a 31 percent decrease in revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Revenue from the sale of GPU products decreased due to a significant decrease in GPU average selling prices resulting from a shift in our product mix to more value-priced GPU products. Royalty revenue decreased due to lower demand for the latest generation of game consoles. GPU unit shipments were flat compared to the third quarter of 2008.

Graphics net revenue of $306 million in the third quarter of 2009 increased 22 percent compared to net revenue of $251 million in the second quarter of 2009. The increase was primarily due to a 24 percent increase in revenue from the sale of GPU products and a 4 percent increase in revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Revenue from the sale of GPU products increased due to a significant increase in GPU unit shipments, partially offset by a slight decrease in GPU average selling prices. GPU unit shipments increased primarily due to seasonality and increased demand for our GPUs. GPU average selling prices decreased due to competitive pricing pressure.

Graphics net revenue of $779 million in first nine months of 2009 decreased 13 percent compared to net revenue of $895 million in the first nine months of 2008. The decrease was due to a 13 percent decrease in both revenue from the sale of GPU products and revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Revenue from the sale of GPU products decreased due to a decrease in both GPU unit shipments and GPU average selling prices. GPU unit shipments decreased primarily due to decline in end-user demand. GPU average selling prices decreased due to competitive pricing pressure and a shift in our product mix to more value-priced GPU products. Revenue received in connection with the development and sale of game console systems that incorporate our graphics technology decreased primarily due to lower royalty revenue from the latest generation of game consoles.

Graphics operating income was $8 million in the third quarter of 2009 compared to operating income of $47 million in the third quarter of 2008. The decline in operating results was primarily due to the $79 million decrease in net revenue described above, partially offset by a $24 million decrease in cost of sales and a decrease of $7 million in research and development and $8 million in marketing, general and administrative expenses. Cost of sales decreased due to a shift in our product mix to more value priced products.

Graphics operating income was $8 million in the third quarter of 2009 compared to operating loss of $12 million in the second quarter of 2009. The improvement in operating results was primarily due to a $55 million increase in net revenue described above and a $10 million decrease in research and development expense, partially offset by a $45 million increase in cost of sales. Cost of sales increased due to higher unit shipments. Research and development expenses decreased for the reasons set forth under “Expenses” below.

Graphics operating loss was $3 million in the first nine months of 2009 compared to operating income of $22 million in the first nine months of 2008. The decline in operating results was primarily due to a $116 million decrease in net revenue described above, partially offset by a $68 million decrease in cost of sales and a $26 million decrease in marketing, general and administrative expense. Cost of sales decreased due to lower GPU shipments. Marketing, general and administrative expenses decreased primarily due to the effect of our cost reduction initiatives.

Foundry

Foundry net revenue was $256 million in the third quarter of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and, therefore, the results of operations for the third quarter of 2009 for the Foundry segment are not comparable to the third quarter of 2008.

Foundry net revenue of $256 million in the third quarter of 2009 slightly increased as compared to $253 million in the second quarter of 2009 due to increased shipments offset by lower wafer cost.

Foundry net revenue was $792 million in the first nine months of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and, therefore, the results of operations for the first nine months of 2009 for the Foundry segment are not comparable to the first nine months of 2008.

Foundry operating loss was $101 million in the third quarter of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and, therefore, the results of operations for the third quarter of 2009 for the Foundry segment are not comparable to the third quarter of 2008.

Foundry operating loss was $101 million in the third quarter of 2009 was flat compared to an operating loss of $101 million in the second quarter of 2009. Cost of sales decreased by $14 million, which was offset by an increase of $16 million in research and development expense. Research and development expenses increased for the reasons set forth under “Expenses” below.

Foundry operating loss was $334 million in the first nine months of 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and, therefore, the results of operations for the first nine months of 2009 for the Foundry segment are not comparable to the first nine months of 2008.

All Other Category

All Other net revenue, which consisted of sales of products included in our Handheld business unit, was $21 million in the third quarter of 2009, which was flat compared to the third quarter of 2008.

All Other net revenue of $21 million in the third quarter of 2009 decreased 9 percent compared to $23 million in the second quarter of 2009. All Other net revenue decreased because we no longer develop new Handheld products, and we experienced reduced customer orders in the third quarter of 2009.

All Other net revenue of $61 million in the first nine months of 2009 decreased 6 percent compared to $65 million in the first nine months of 2008. All Other net revenue decreased because we no longer develop new Handheld products, and we experienced reduced customer orders in the first nine months of 2009.

All Other operating loss of $49 million in third quarter of 2009 decreased by $19 million compared to an operating loss of $68 million in the third quarter of 2008. The improvement in operating results was primarily attributable to a $13 million decrease in the amortization of acquired intangible assets due to the write-down of certain intangible assets in the fourth quarter of 2008 and a $5 million reduction in restructuring charges.

All Other operating loss of $49 million in the third quarter of 2009 increased $8 million compared to an operating loss of $41 million in the second quarter of 2009. The increase in operating loss was primarily attributable to a $3 million increase in restructuring charges.

All Other operating loss of $214 million in the first nine months of 2009 decreased by $459 million compared to an operating loss of $673 million in the first nine months of 2008. The improvement in operating results was primarily attributable to the absence of any impairment charges or charges related to the write-down of assets during the period. During the second quarter of 2008, we had a $403 million impairment charge, which included a goodwill write-down of $336 million, and a write-down of specific intangible assets of $67 million. There were no corresponding charges in the first nine months of 2009.

Intersegment Eliminations Category

Intersegment eliminations represent eliminations during consolidation in revenue and in cost of sales and profits on inventory between the Computing Solutions segment and the Foundry segment. For the quarters ended September 26, 2009 and June 27, 2009 and the nine months ended September 26, 2009, intersegment eliminations of revenue were $256 million, $253 million and $792 million. For the quarters ended September 26, 2009 and June 27, 2009 and the nine months ended September 26, 2009, intersegment eliminations of cost of sales and profits on inventory were $245 million, $230 million and $750 million.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions except for percentages)
Cost of sales	$811	$743	$881	$2,220	$2,598
Gross margin	585	441	916	1,537	2,048
Gross margin percentage	42%	37%	51%	41%	44%
Research and development	$420	$425	$438	$1,289	$1,383
Marketing, general and administrative	221	247	315	755	987
Amortization of acquired intangible assets	17	17	30	52	107
Impairment of goodwill and acquired intangible assets	—	—	2	—	405
Restructuring charges	4	1	9	65	40
Interest income	4	6	7	13	32
Interest expense	(114)	(108)	(94)	(319)	(296)
Other income (expense), net	47	6	(13)	147	(48)
Income tax provision (benefit)	$(5)	$(10)	$(1)	$101	$(1)

Gross Margin

Gross margin as a percentage of net revenue declined 9 percentage points from 51 percent in the third quarter of 2008 to 42 percent in the third quarter of 2009. However, during the fourth quarter of 2008, we recorded a $227 million incremental write-down of inventory due to weak economic conditions. A portion of this inventory was sold during the third quarter of 2009, which benefited third quarter 2009 gross margin by $9 million, or 1 percentage point. We expect that in the future we will have minimal sales of remaining written-down inventory. Therefore, we do not expect that future sales related to this inventory will have a significant impact on gross margin. Gross margin in the third quarter of 2008 was favorably impacted by 6 percentage points as a result of the $191 million of process technology license revenue. The decline in gross margin was due primarily to a decline in average selling prices. Overall average selling prices declined due to a decrease in average selling prices of microprocessors for notebooks and GPU products due to a shift in our product mix to more value-priced products. Gross margin was also negatively impacted by the underutilization of GF’s manufacturing assets, as wafer volumes declined.

Gross margin as a percentage of net revenue was 42 percent for the third quarter of 2009, a 5 percentage point increase compared to 37 percent in the second quarter of 2009. As described above, gross margin in the third quarter of 2009 included a $9 million, or 1 percentage point, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. A portion of this inventory was also sold in the second quarter of 2009, which benefited gross margin in the second quarter of 2009 by $98 million, or approximately 8 percentage points. The increase in gross margin was primarily due to an improvement in our unit costs. Our unit costs improved due to an increase in microprocessor unit shipments using our 45-nanometer technology. Gross margin was also favorably impacted by the improvement in the utilization of GF’s manufacturing assets in the third quarter of 2009 as wafer volumes increased.

Gross margin as a percentage of net revenue was 41 percent for the first nine months of 2009, a 3 percentage point decrease compared to 44 percent in the first nine months of 2008. Gross margin in the first nine months of 2009 included a $171 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008, which benefited gross margin by 5 percentage points. Gross margin in the first nine months of 2008 was favorably impacted by 2 percentage points as a result of the $191 million of process technology license revenue. Gross margin in the first nine months of 2009 was adversely impacted by the significant decline in average selling prices. Average selling prices declined due to a decrease in average selling prices of microprocessors for notebooks and GPU products due to a shift in product mix to more value-priced products. Gross margin for the first nine months of 2009 was also negatively impacted by the underutilization of GF’s manufacturing assets as wafer volumes declined.

Expenses

Research and Development Expenses

Research and development expenses decreased $18 million, or 4 percent, from $438 million in the third quarter of 2008 to $420 million in third quarter of 2009. This decrease was primarily due to a $36 million decrease in product engineering and design costs, resulting from our cost reduction initiatives. In addition, product engineering and design costs attributable to the Handheld business unit decreased because we no longer develop new Handheld products. This decrease was partially offset by an $18 million increase in manufacturing process technology expense.

Research and development expenses decreased $5 million, or 1 percent, from $425 million in the second quarter of 2009 to $420 million in the third quarter of 2009. This decrease was primarily due to a $19 million decrease in product engineering and design costs for our Computing Solutions segment and Graphics segment. This decrease was partially offset by a $16 million increase in manufacturing process technology expense for our Foundry segment primarily in the development of bulk technology.

Research and development expenses decreased $94 million, or 7 percent, from $1,383 million in the first nine months of 2008 to $1,289 million in the first nine months of 2009. This decrease was primarily due to a $149 million decrease in product engineering and design costs, which reflected our efforts to reduce operating expenses and lower product engineering and design costs attributable to the Handheld business unit, partially offset by a $33 million increase in manufacturing process technology expenses.

From time to time, GF applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy allowance are met. The credit to research and development expenses was $12 million in the second quarter of 2009 $11 million in the third quarter of 2009, and $13 million in the third quarter of 2008. The credit to research and development expenses totaled $36 million in the first nine months of 2009 and $29 million in the first nine months of 2008.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $94 million, or 30 percent, from $315 million in the third quarter of 2008 to $221 million in the third quarter of 2009. This decrease was primarily due to a $70 million decrease in cooperative advertising costs and a $24 million decrease in corporate sales and marketing expenses. The decrease in cooperative advertising costs and corporate sales and marketing expenses was primarily due to a decrease in sales and the effect of our cost reduction initiatives.

Marketing, general and administrative expenses decreased $26 million, or 11 percent, from $247 million in the second quarter of 2009 to $221 million in the third quarter of 2009. This decrease was primarily due to a $15 million decrease in cooperative advertising costs for our Computing Solution segment and a $15 million decrease in other administrative expenses. Marketing, general and administrative expenses for our Graphics segment and Foundry segment were relatively flat.

Marketing, general and administrative expenses decreased $232 million or 24 percent, from $987 million in the first nine months of 2008 to $755 million in the first nine months of 2009. This decrease was primarily due to a $187 million decrease in cooperative advertising costs and an $85 million decrease in corporate sales and marketing expenses. These decreases, which were the result of the decrease in sales and our efforts to reduce operating expenses, were partially offset by $21 million of expenses in connection with the formation of GF and an increase in other administrative expenses of $18 million.

Amortization of Acquired Intangible Assets, and Impairment of Goodwill and Acquired Intangible Assets

Amortization of acquired intangible assets decreased $13 million, or 43 percent, from $30 million in the third quarter of 2008 to $17 million in the third quarter of 2009. This decrease in amortization of acquired intangible assets was primarily due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008. Impairment charges on goodwill and acquired intangible assets related to our Handheld business unit were $2 million in the third quarter of 2008. No impairment charges were recorded in the third quarter of 2009.

Amortization of acquired intangible assets of $17 million in the third quarter of 2009 was flat compared to $17 million in the second quarter of 2009.

Amortization of acquired intangible assets decreased $55 million, or 51 percent, from $107 million in the first nine months of 2008 to $52 million in the first nine months of 2009. This decrease in amortization of acquired intangible assets was primarily due to the write-down of certain acquired intangible assets as a result of the impairment analysis conducted in the fourth quarter of 2008. Impairment charges on goodwill and acquired intangible assets related to Handheld business unit were $405 million in the first nine months of 2008. No impairment charges were recorded in the first nine months of 2009.

In the fourth quarter of 2009, pursuant to our accounting policy, we will perform an annual impairment test of goodwill. At this time we are not able to determine if the impairment test will result in any impairment charges. To the extent the impairment analysis does result in impairment charges, such charges could be material.

Effects of Restructuring Plans

In the second and fourth quarters of 2008, we initiated restructuring plans to reduce our cost structure. Both plans primarily involved the termination of employees.

The restructuring charges recorded in conjunction with the plan initiated during the second quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits and costs to terminate a contract. This plan was completed during the third quarter of 2009 and as a result we reversed approximately $3 million of restructuring charges.

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. In the third quarter of 2009, we recorded restructuring charges related to this plan of approximately $7 million. We anticipate that this plan will be substantially completed during 2009 and that the restructuring charges relating to this plan to be recorded in the remainder of 2009 will be minimal.

Restructuring charges for the plans initiated in the second and fourth quarters of 2008 have been aggregated and are included in the caption “Restructuring charges” in our condensed consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the restructuring plan initiated in the fourth quarter of 2008 through September 26, 2009:

	December 27, 2008	March 28, 2009	June 27, 2009	September 26, 2009	Total
	(In millions)
Severance and benefits	$22	$25	$—	$1	$48
Contract or program terminations	4	13	—	—	17
Asset impairments	18	10	—	—	28
Facility consolidations and closures	6	7	1	6	20

Total	$50	$55	$1	$7	$113

The following table provides a roll forward of the liability associated with the restructuring plan initiated in the fourth quarter 2008:

	Severance and related benefits	Other exit-related costs
	(in millions)
Balance December 27, 2008	$14	$9
Charges	28	35
Cash payments	(36)	(21)
Non-cash charges	—	(2)

Balance September 26, 2009	$6	$21

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

The following table provides a roll forward of the liability associated with the 2002 Restructuring Plan:

Other exit-related costs
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(13)

Balance September 26, 2009	$24

Interest Income

Interest income of $4 million in the third quarter of 2009 decreased from $7 million in the third quarter of 2008 primarily due to lower weighted-average interest rates, partially offset by higher average cash balances.

Interest income of $4 million in the third quarter of 2009 decreased from $6 million in the second quarter of 2009 primarily due to lower weighted-average interest rates.

Interest income of $13 million in the first nine months of 2009 decreased from $32 million in the first nine months of 2008 primarily due to lower weighted-average interest rates.

Interest Expense

Interest expense of $114 million in the third quarter of 2009 increased from $94 million in the third quarter of 2008 primarily due to an additional $30 million in interest expense incurred by GF on its Class A Notes and Class B Notes which were issued to ATIC on March 2, 2009. This increase was partially offset by a decrease of $10 million of interest expense due to the lower principal amount outstanding under our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and the Fab 36 Term Loan in the third quarter of 2009 compared to the third quarter of 2008.

Interest expense of $114 million in the third quarter of 2009 increased from $108 million in the second quarter of 2009 primarily because GF incurred $5 million in incremental interest expense on its Class A Notes and Class B Notes during the third quarter of 2009 compared to the second quarter of 2009. This increase was due to the additional funding from ATIC of $260 million in exchange for Class A Notes and Class B Notes in July 2009.

Interest expense of $319 million for the first nine months of 2009 increased from $296 million for the first nine months of 2008 primarily due to an additional $62 million in interest expense incurred by GF on its Class A Notes and Class B Notes, which were issued to ATIC in connection with the GF transaction. This increase was partially offset by $35 million decreased interest expense due to lower principal amount outstanding on our Fab 36 Term Loan, 6.00% Notes and GF’s redemption of Leipziger Messe’s silent partnership contributions during the first quarter of 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) now codified principally in Accounting Standards Codification Topic 470, Debt (ASC 470). This new guidance requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability, or debt, and equity, or conversion option, components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, we adopted this accounting change and modified the accounting for our 6.00% Notes. To retrospectively apply this new guidance, we allocated the proceeds from the issuance of our 6.00% Notes between the liability (issued at a discount) and equity components in a manner that reflects an interest expense based on the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. We accreted the debt discount from the original issuance date of the 6.00% Notes through April 2015, the period that we expect the 6.00% Notes to be outstanding, and recorded it as additional non-cash interest expense. The additional non-cash interest expense included in each of the third quarter of 2009 and the second quarter of 2009 was $6 million. The additional non-cash interest expense included in the third quarter of 2008 was $7 million. The additional non-cash interest expense included in the first nine months of 2009 and the first nine months of 2008 was $18 million and $19 million, respectively.

Other Income/Expense, Net

Other income, net in the third quarter of 2009, was $47 million compared to other expense, net of $13 million in the third quarter of 2008. In the third quarter of 2009, we repurchased an aggregate of $186 million principal amount of our 6% Convertible Senior Notes due 2015 (6.00% Notes) for approximately $104 million in cash, resulting in a gain of approximately $66 million. This gain was partially offset by a $15 million foreign exchange loss due to the unfavorable foreign exchange impact primarily on the Euro denominated liabilities for our Foundry segment. In the third quarter of 2008, we recorded a $9 million other than temporary impairment charge related to our investment in Spansion Inc.

Other income, net of $47 million in the third quarter of 2009 increased from $6 million in the second quarter of 2009. In the third quarter of 2009, we repurchased an aggregate of $186 million principal amount of our 6% Notes for approximately $104 million in cash, resulting in a gain of approximately $66 million. This gain was partially offset by a $15 million foreign exchange loss due to the unfavorable foreign exchange impact primarily on the Euro denominated liabilities for our Foundry segment. In the second quarter of 2009, we recognized a gain of $15 million in connection with the settlement of a liability related to certain foreign currency exchange contracts. In addition, we repurchased an aggregate of $15 million principal amount of our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) for approximately $9 million in cash, resulting in a gain of approximately $6 million. These gains were partially offset by a $10 million foreign exchange loss due to the unfavorable foreign exchange impact primarily on the Euro denominated liabilities for our Foundry segment.

Other income, net in the first nine months of 2009, was $147 million compared to other expense, net of $48 million in the first nine months of 2008. In the first nine months of 2009, we repurchased $344 million principal amount of our 6.00% Notes for approximately $161 million in cash, resulting in a gain of approximately $174 million, and we repurchased $15 million principal amount of our 5.75% Notes for approximately $9 million in cash, resulting in a gain of approximately $6 million. In addition, we recognized a gain of $15 million on settlement of a liability related to certain foreign currency exchange contracts and a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture (described in more detail in the section “Off Balance Sheet Arrangements,” below) and a $35 million foreign exchange loss due to the unfavorable foreign exchange impact primarily on the Euro denominated liabilities for our Foundry segment. In the first nine months of 2008, we recorded a $33 million other than temporary impairment charge related to our investment in Spansion Inc., and a $12 million other than temporary impairment charge related to our portfolio of ARS.

Income Taxes

We recorded an income tax benefit of $5 million in the third quarter of 2009 and an income tax benefit of $1 million in the third quarter of 2008. For the nine months ended September 26, 2009, we recorded an income tax provision of $101 million. For the nine months ended September 27, 2008, we recorded an income tax benefit of $1 million.

The income tax benefit of $5 million for the third quarter of 2009 consisted of foreign taxes in profitable locations of $20 million, offset by discrete tax benefits of $18 million and the tax effects of items credited directly to other comprehensive income (OCI) of $7 million. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of items credited directly to OCI during the quarter, due principally to the effects of our foreign currency hedging program, approximately $7 million of tax provision benefit was allocated to the third quarter income tax provision. The income tax provision of $101 million recorded in the first nine months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interests in its Dresden Subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits including the tax effects of items credited directly to OCI. The income tax benefit of $1 million for both the third quarter and first nine months of 2008 was due to foreign taxes in profitable locations offset by discrete tax benefits including the monetization of the U.S. research and development credits pursuant to the Housing and Economic Recovery Act of 2008 and a refund of withholding taxes.

As of September 26, 2009, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 26, 2009, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the quarter ended June 27, 2009 and the quarters and nine months ended September 26, 2009 and September 27, 2008, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In millions)
Cost of sales	$1	$1	$2	$3	$8
Research and development	10	10	10	29	34
Marketing, general, and administrative	7	7	7	25	15

Total stock-based compensation expense	18	18	19	57	57
Tax benefit	—	—	—	—	—

Stock-based compensation expense, net of tax	$18	$18	$19	$57	$57

We did not have employee stock-based compensation expense for discontinued operations for the quarter and nine months ended September 26, 2009. For the quarter and nine months ended September 27, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $1 million and $2 million, respectively.

Stock-based compensation expenses of $18 million in the third quarter of 2009 were flat as compared to the third quarter of 2008 and second quarter of 2009.

Stock-based compensation expenses of $57 million in the first nine months of 2009 were flat compared to the first nine months of 2008. The charges associated with the accelerated vesting of stock awards upon the retirement of an executive in the first nine months of 2009 were substantially offset by a decrease in overall stock-based compensation expense in the first nine months of 2009 as compared to the first nine months of 2008. This decrease was primarily as a result of: (i) a cumulative adjustment of expenses to reflect the effect of applying a higher forfeiture rate retrospectively in the first nine months of 2009, (ii) lower average grant date fair value in the first nine months of 2009 as compared to the first nine months of 2008 and (iii) the forfeiture of certain stock option and RSU grants from employees transferring to GF following the Closing of the GF manufacturing joint venture transaction.

In addition, on June 29, 2009, we launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under our 2004 Equity Incentive Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common stock (representing 67% of the total options eligible for exchange) with a weighted-average exercise price of $14.70 per share, and we cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of our common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized stock-based compensation expenses associated with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

International Sales

International sales as a percentage of net revenue were 86 percent in the third quarter of 2009, 89 percent in the third quarter of 2008 and 87 percent in the second quarter of 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

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

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at September 26, 2009 totaled $2.5 billion, and our debt and capital lease obligations totaled $5.7 billion. Of the $2.5 billion cash, cash equivalents and marketable securities, $975 million constituted GF cash and cash equivalents. Of the $5.7 billion debt and capital lease obligations, GF is obligated to repay $2 billion.

Operating Activities

Net cash used in operating activities was $677 million in the first nine months of 2009. Net loss of $884 million was adjusted for non-cash charges consisting primarily of $844 million of depreciation and amortization expense, $82 million of interest expense primarily related to GF’s Class A Notes and Class B Notes, $57 million of stock-based compensation expense, and $12 million net loss from the sale and disposal of property, plant and equipment. These charges were offset by a net gain of $180 million related to our repurchase of an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash and $15 million principal amount of our 5.75% Notes for $9 million in cash, amortization of foreign grants and subsidies of $78 million and a gain of $28 million from the sale of certain Handheld assets. The net changes in operating assets at September 26, 2009 compared to December 27, 2008 included an increase in accounts receivable of $611 million. The increase included the non-cash impact of our financing arrangement with IBM Credit LLC and IBM United Kingdom Financial Services Ltd. Under this arrangement, we sold to the IBM parties certain accounts receivable of our distributor customers. Because we do not recognize revenue until the distributors sell our products to their customers, we classify the funds that we receive from the IBM parties as debt. IBM’s collections of these accounts receivable from our customers reduced our reported accounts receivable but did not affect cash flows from operations. During the nine months ended September 26, 2009, IBM collected approximately $361 million in transferred accounts receivable. Therefore, after considering IBM’s collections of transferred receivables, the increase in accounts receivable was $250 million. This increase was primarily due to timing of sales and collections within the first nine months of 2009. There was also a decrease in accounts payable and accrued liabilities of $142 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of the payment.

Net cash used in operating activities was $442 million in the first nine months of 2008. Non-cash charges included in our net loss of $1.7 billion consisted primarily of $1 billion of goodwill and acquisition-related intangible impairment charges attributable to discontinued operations, $920 million of depreciation and amortization expense, $62 million of stock-based compensation expense, $45 million of other-than-temporary impairment on our marketable securities and $29 million net loss from the sale and disposal of property, plant and equipment. These charges were offset by $193 million net gain on the sale of certain 200-millimeter wafer fabrication equipment and the amortization of foreign grants and subsidies of $72 million. The net changes in operating assets for the first nine months of 2008 included a decrease of $456 million in accounts payable and accrued liabilities primarily reflecting the effects of our cost cutting efforts, an increase of $76 million in accounts receivable primarily due to an increase in sales, a decrease of $56 million in prepaid and other assets primarily related to a decrease in receivables of foreign grants and subsidies and an increase of $43 million in inventories primarily for our chipset and graphics products.

Investing Activities

Net cash used in investing activities was $716 million in the first nine months of 2009 primarily as a result of a net cash outflow of $486 million for the purchase of available-for-sale securities and $293 million used to purchase property, plant and equipment, of which $242 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from sale of certain Handheld assets.

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

Financing Activities

Net cash provided by financing activities was $2.3 billion in the first nine months of 2009 primarily as a result of proceeds of $2.3 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.6 billion constituted cash proceeds to GF, proceeds of $399 million from the sale of certain of our accounts receivable to the IBM parties pursuant to a Sale of Receivables – Supplier Agreement, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH in connection with the closing of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $40 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by $359 million of payments on certain debt and cash obligations consisting of $161 million for the repurchase of $344 million principal amount of our 6.00% Notes and $9 million for the repurchase of $15 million principal amount of our 5.75% Notes.

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

During the first nine months of 2009 and the first nine months of 2008, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Liquidity

Without taking into account GF’s operations, we believe that current cash, cash equivalents and marketable securities balances at September 26, 2009, anticipated cash flow from operations and available external financing will be sufficient to fund operations and capital investments over the next twelve months. With respect to GF’s operations, we believe that current cash and cash equivalents at September 26, 2009, anticipated cash flow from operations and financing from ATIC pursuant to the Funding Agreement will be sufficient to fund its operations and capital investment over the next twelve months. See also “GLOBALFOUNDRIES – Funding Agreement,” above.

We anticipate that aggregate consolidated capital expenditures for the remainder of 2009 will be approximately $357 million, of which approximately $308 million relates to GF capital expenditures, including anticipated expenditures related to Fab1 Module 2 (formerly Fab 38) and the new wafer fabrication facility (Fab 2) in New York.

During the first nine months of 2009, our cash, cash equivalents and marketable securities balance increased from $1.1 billion to $2.5 billion primarily due to $2.1 billion received from ATIC and WCH by GF and us in connection with the consummation of the GF manufacturing joint venture transaction. In addition, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Subordinated Convertible Notes and $208 million aggregate principal amount of Class B Subordinated Convertible Notes. We declined to participate in the requested funding. As a result, our economic ownership interest in GF (on a fully converted to common basis) decreased to approximately 32 percent. The increase in our cash, cash equivalents and marketable securities balance during the first nine months of 2009 was partially offset by $884 million in operating losses and $359 million for the repayment and repurchase of debt during the first nine months of 2009. Of the $2.5 billion, $975 million constituted GF cash and cash equivalents.

Without taking into account GF’s operations, we believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

In the first nine months of 2009, we repurchased $344 million principal amount of our 6.00% Notes for $161 million and $15 million principal amount of our 5.75% notes for $9 million. We may make additional purchases of our 6.00% Notes, our 5.75% Notes and/or our 7.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

Auction Rate Securities

The ongoing uncertainties in the credit markets continue to affect all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults and all interest has been received when due. We continue to classify the ARS purchased from UBS AG (UBS) as trading securities. These ARS had a fair value of $72 million at September 26, 2009. We recorded income of $9 million during the first nine months of 2009 to reflect the change in fair value of ARS that are classified as trading securities. We also recorded a loss of $9 million during the first nine months of 2009 to reflect the change in fair value of the put option we acquired from UBS in October 2008. We expect that while we hold ARS purchased from UBS and the related put option, any changes in fair value of the ARS will be substantially offset by changes in the fair value of the put option. We classified our remaining ARS as available-for-sale securities and as of September 26, 2009 we have recorded an unrealized gain of $8 million in other comprehensive income, a component of our stockholders’ equity.

With respect to $75 million (par value) of our ARS holdings purchased from UBS, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

As of September 26, 2009, we classified our investments in ARS as current assets because we have the intent to sell these securities and we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months. Although there may not be successful future auctions, we reasonably expect there to be other channels through which we may sell the ARS. Specific factors we considered in determining that our ARS should be classified as short-term marketable securities and included as current assets are as follows:

•	We had redemptions, at par, totaling $39 million throughout the period of failed auctions, including $8 million in the third quarter.

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

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, including GF principal contractual cash obligations, at September 26, 2009, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,485	$—	$—	$—	$1,485	$—	$—
6.00% Senior Notes due 2015(1)	1,796	—	—	—	—	—	1,796
Fab 36 Term Loan	527	67	290	170	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	390	—	—
Other long-term liabilities	68	—	15	29	22	2	—
Aggregate interest obligation(2)	967	59	231	224	192	108	153
Obligations under capital leases(3)	444	13	50	50	50	50	231
Operating leases	227	16	58	31	26	22	74
Unconditional purchase commitments(4)	2,238	580	332	214	218	225	669

Total contractual obligations(5)	$8,142	$735	$976	$718	$2,383	$407	$2,923

(1)	Excludes the debt discount caused by the application of FSP APB 14-1 (now codified principally in ASC 470).

(2)	Represents estimated aggregate interest obligations, including GF’s interest obligations, that are payable in cash on outstanding debt obligations, excluding capital lease obligations. Also excludes non-cash interest on 6.00% Notes caused by the application of FSP APB 14-1(now codified principally in ASC 470).
(3)	Includes principal and imputed interest.
(4)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitments in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(5)	The table above excludes the Class A Notes and the Class B Notes because these notes are convertible to either Class A or
Class B Preferred shares, as applicable, and interest is payable in additional notes. There are no contractual cash obligations associated with these notes. Of the amounts set forth in the table above, GF’s principal contractual cash obligations at September 26, 2009 were as follows:

	Payment due by period
	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and beyond
	(In millions)
Fab 36 Term Loan	$527	$67	$290	$170	$—	$—	$—
Other long-term liabilities	36	—	2	16	18	—	—
Aggregate interest obligation	12	3	8	1	—	—	—
Obligations under capital leases	404	11	45	45	45	45	213
Operating leases	9	1	3	2	2	1	—
Unconditional purchase commitments	1,699	111	263	213	218	225	669

Total GF contractual obligations	$2,687	$193	$611	$447	$283	$271	$882

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

In November 2008, we repurchased $60 million in principal amount of our 6.00% Notes in open market transactions for $21 million. In February 2009, we repurchased $158 million in principal amount of our 6.00% Notes in open market transactions for $57 million. In the third quarter of 2009, we repurchased $186 million in principal amount of our 6.00% Notes in open market transactions for $104 million.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG), the legal entity that owns the 300-millimeter wafer fabrication facility currently known as Fab 1 Module 1, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors, had achieved specified levels of average wafer starts per week and average wafer yields, and had completed capital expenditures of approximately $1.5 billion. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements.

In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of September 26, 2009, the rate of interest for the initial interest period was 3.0975 percent. An aggregate of $367 million has been repaid as of September 26, 2009. As of September 26, 2009, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $527 million. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011.

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

Pursuant to the Fab 36 Term Loan and the Guarantee Agreement, for as long as we consolidate the operations of GF for financial reporting purposes, any group consolidated cash requirements will be considered on a consolidated basis, including both our and GF’s cash, cash equivalents and short-term investments. As of September 26, 2009, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

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

As of September 26, 2009, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euro and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by 5 percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further 5 percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. As of September 26, 2009, our credit rating was CCC+ with Standard and Poor’s and B3 with Moody’s. As a result, AMD Fab 36 KG maintains a minimum cash balance of 100 million euro.

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

•

subsidies consisting of grants and allowances totaling up to approximately $797 million, depending on the level of capital investments by AMD Fab 36 KG and $34 million allowances depending on the level of capital investments for expansion of production capacity at the Dresden site.

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

As of September 26, 2009, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2008 as well as cash grants of $221 million for capital investments made in 2003 through 2009.

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

We may elect to purchase or otherwise retire the remaining principal outstanding under our 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $47 million of payments due under certain software and technology licenses that will be paid through 2010, of which $36 million is GF’s obligation and $21 million related to employee benefit obligations.

Other Long-Term Liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which as of September 26, 2009, primarily consisted of $328 million of deferred grants and subsidies related to GF’s Dresden wafer manufacturing facilities and $71 million of deferred gains resulting from equipment sales and the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our facility in Markham, Canada in 2008.

Other Long-Term Liabilities also excludes $106 million of non-current unrecognized tax benefits, which are included in the caption, “Other long-term liabilities” on our condensed consolidated balance sheet at September 26, 2009. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $15 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of September 26, 2009, we had aggregate outstanding capital lease obligations of $263 million. Included in this amount is $232 million of GF’s obligations under certain energy supply contracts for its wafer fabrication facilities in Dresden, Germany. Certain fixed payments due under these energy supply arrangements are accounted for as capital leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 27, 2009 were $227 million, of which $39 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2011. Of the total future non-cancelable lease obligations as of September 26, 2009, GF is responsible for $9 million.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of September 26, 2009 were $2.2 billion for periods through 2020. These purchase commitments include $712 million related to GF’s contractual obligations for the purchase of energy and gas for its wafer fabrication facilities in Dresden, Germany, and $855 million representing payments by GF to IBM for the period from September 26, 2009 through 2015 pursuant to its joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the payments are expensed as incurred. The IBM agreement and the related payment obligations as well as the commitments to purchase energy and gas were transferred to GF upon the Closing on March 2, 2009. The remaining purchase commitments include non-cancelable contractual obligations, including GF contractual obligations, to purchase raw materials, natural resources and office supplies as well as a commitment to the Minister of Industry under the Investment Canada Act regarding specified Canadian capital expenditures over a three-year period.

Receivable Financing Arrangement

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of September 26, 2009, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, we classify funds received from the IBM parties as debt. This debt is reduced as the IBM parties receive payments from our distributor customers. For the nine months ended September 26, 2009, we received proceeds of approximately $399 million from the transfer of accounts receivable under this financing arrangement and the IBM parties collected approximately $361 million from the distributors participating in the arrangement. As of September 26, 2009, $125 million was outstanding under these agreements. As of December 27, 2008, $86 million was outstanding under these agreements. These amounts appear as “Other short-term obligations” on our condensed consolidated balance sheet and are not considered a cash commitment.

Off-Balance Sheet Arrangements

Guarantees

Guarantees of Indebtedness Recorded on our Condensed Consolidated Balance Sheet

As of December 27, 2008, the principal guarantee related to indebtedness recorded on our consolidated condensed balance sheet was for $28 million and represented the amount of silent partnership contributions that AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase from Leipziger Messe (excluding the guaranteed rate of return.) At the Closing of the GF transaction in the first quarter of 2009, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the partnership interests in AMD Fab 36 KG held by Leipziger Messe and the guarantee was terminated.

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

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $33 million was outstanding as of September 26, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is ten years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. Currently, Infineon, AMD and Toppan are the guarantors under the rental guarantee. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of September 26, 2009, our guarantee of AMTC’s portion of the rental obligation was approximately $17 million. Our maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $58 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $51 million was outstanding as of September 26, 2009. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to two additional years. In June 2009, the AMTC credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of September 26, 2009, our potential obligation under this guarantee was the equivalent of $25 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because we believe that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, we recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009. As of September 26, 2009 this receivable was still outstanding.

Recently Issued Accounting Standards

Transfer of Financial Assets. In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which removes the concept of a qualifying special-purpose entity from the guidance related to the accounting for transfers and servicing of financial instruments and removes the exception from applying the guidance for accounting for interests in variable interest entities to qualifying special-purpose entities. This guidance clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact this guidance will have on our consolidated results of operations or financial condition.

Variable Interest Entities. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). This guidance amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact this guidance will have on our consolidated results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. There have not been any significant changes in market risk since December 27, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 26, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Consumer Class Action Lawsuits

The Court held a final approval hearing on August 31, 2009, and entered its order granting final approval of the HDCP settlement and dismissing the case with prejudice on September 11, 2009.

AMD v. Samsung Electronics Co. et al.

The Court issued its claims construction order on September 17, 2009. The trial date is likely to be extended until January 2011.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 28, 2009 and June 27, 2009.

Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively.

Intel Corporation has dominated the market for microprocessors for many years. Intel’s market share, margins and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability.

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and bench marks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel leverages its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering good enough graphics performance for most mainstream PCs.

Also, Intel has stated that it intends to reenter the discrete GPU market. Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating and allocation strategies and pricing actions, designed to limit our market share and margins;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers and channel partners;

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

There is continued concern over the instability of the financial markets and their influence on the global economy. As a result of the macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result may modify, delay or cancel plans to purchase our products. For example, in the fourth quarter of 2008, typically the strongest quarter of our fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to address end-customer demand. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products, filed an application with the local court in Munich to commence insolvency proceedings and insolvency proceedings commenced in April 2009. In addition, the current economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

We rely on GLOBALFOUNDRIES Inc. (GF) to manufacture our microprocessor products, and if GF is unable to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected.

We rely on our GF joint venture to manufacture substantially all microprocessor products for us. If GF suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties due to litigation or otherwise or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business. If GF is unable to remain competitive using advanced process technologies, our business could be materially adversely affected. If we are unable to obtain sufficient supply from GF, we would have to move production of our products to new manufacturers, which could result in significant delays and materially adversely affect our business. If GF is not able to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected. In addition, pursuant to a Wafer Supply Agreement that we entered into in connection with the transactions contemplated by the Master Transaction Agreement, we agreed to compensate GF on a cost plus basis. Although this cost-plus arrangement will not have an impact on our condensed consolidated financial statements while we are consolidating the financial results of GF, per unit manufacturing costs of AMD (excluding GF) will increase.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components.

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

Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GF is responsible for developing manufacturing process technologies used to manufacture our microprocessor products and other third party foundries are responsible for the process technologies used to manufacture our graphics products. We cannot be certain that GF or third party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies. Moreover, if foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in the per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, and financial results.

If we do not fully realize the anticipated benefits of our GF manufacturing joint venture with ATIC, our business could be adversely impacted.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, down grades from credit rating agencies such as Moody’s or Standard & Poor’s, which we experienced during the second quarter of 2009, may adversely impact our ability to get external financing or the terms of such financing. Credit agency down grades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and we would be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of September 26, 2009, we had consolidated debt of $5.7 billion. Of this amount, GF was responsible for $2 billion. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions, such as those that we are currently experiencing.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all. The macro-economic challenges affecting the global economy may further adversely impact our ability to borrow sufficient funds or sell assets or equity.

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

We incurred a net loss attributable to AMD common stockholders of approximately $874 million in the first nine months of 2009 and $3.1 billion for 2008. We have taken a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008 we implemented restructuring plans to reduce our expenses. The restructuring charges for the restructuring plans implemented during 2008 represent primarily severance and costs related to the continuation of certain employee benefits in connection with the termination of employees, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures.

In January 2009, we implemented additional cost reduction activities including temporary salary reductions for employees in the United States and Canada and suspension of certain employment benefits such as our 401(k) plan matching program. We plan to restore employees’ salaries to previous levels beginning in December 2009. If our restructuring activities are not effectively managed, we may experience unanticipated effects causing harm to our business and customer relationships.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top four customers accounted for approximately 47 percent of our revenue in the third fiscal quarter of 2009. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues of our graphics businesses in the future. During the third fiscal quarter of 2009, four customers accounted for approximately 47 percent of the revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

Our microprocessor and graphics businesses are dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently adversely affecting us and may materially adversely affect us in the future. For example, during the fourth quarter of 2008, which is typically our strongest quarter during the fiscal year, end user demand for PCs and servers decreased significantly. In turn, our customers sharply reduced orders for our products in order to balance their inventory levels to end customer demand, which materially adversely affected us. We believe the macro-economic challenges currently affecting the global economy will continue to adversely impact end customer demand for PCs and servers for the remainder of 2009.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may decrease, which could have a material adverse effect on us.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our product competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

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

For example, the manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The macro-economic challenges currently affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. For example, in January 2009, Qimonda AG, a supplier of memory for our graphics products filed an application with the local court in Munich to commence insolvency proceedings. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

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

Our graphics technology for game consoles is being used in the Nintendo GameCube, Nintendo Wii and Microsoft® Xbox 360™ game consoles. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as per unit royalties paid to us by Nintendo and Microsoft. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If Nintendo or Microsoft does not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of Nintendo and Microsoft and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

As of September 26, 2009, our investments in ARS included approximately $130 million of student loan ARS and $34 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

As of September 26, 2009, we owned $75 million par value of ARS that we purchased from UBS prior to February 13, 2008. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. During the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these UBS ARS.

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

As of September 26, 2009, the carrying amounts of goodwill and acquisition-related intangible assets were $2 million for our Handheld business unit, $5 million for our Computing Solutions segment and $432 million for our Graphics segment, which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expect to receive from any divestiture of these businesses. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GF for substantially all of our wafer fabrication capacity for microprocessors. Currently, all of GF’s manufacturing facilities are concentrated in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 86 percent in the third quarter of 2009, 89 percent in the third quarter of 2008 and 87 percent in the second quarter of 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. As a result of our acquisition of ATI, some of our expenses and debt are denominated in Canadian dollars. Additionally, as a result of a new sales program that has been implemented in China, a significant portion of our sales in China are now denominated in Chinese Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. However, during the second half of 2008 and the nine months of 2009, the U.S. dollar strengthened leading to favorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We rely on GF for nearly all of our wafer fabrication capacity for microprocessors. Currently, all of GF’s manufacturing facilities are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The foundries we use to manufacture our graphics and chipset products are located in the Asia-Pacific region and inventory is stored there, particularly in Taiwan. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. Earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

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

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000-2004 with respect to transactions between ATI and its subsidiaries. The audit has been completed and we are currently expecting to receive final notices of assessment. We could be subject to a significant loss of tax credits and other tax attributes as a result of the CRA audit.

ITEM 6.	EXHIBITS

10.1	Amendment to Supplier Agreement dated August 4, 2009 between Advanced Micro Devices, Inc. and IBM Credit LLC.

10.2	Amendment to Supplier Agreement dated August 4, 2009 between AMD International Sale & Service, Ltd. and IBM United Kingdom Financial Services Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 4, 2009	By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer