Form 10-K
period 2009-12-26
ADVANCED MICRO DEVICES INC
filed 2010-02-19
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 27, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion based on the reported closing sale price of $3.62 per share as reported on the New York Stock Exchange on June 26, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 672,132,143 shares of common stock, $0.01 par value per share, as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about April 29, 2010 (2010 Proxy Statement) are incorporated into Part III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 26, 2009

i

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products in 2010 and beyond; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; our revenues; capital expenditures; our planned research and development spending; our product roadmap; our cost of sales and our operating expenses; our interest expense; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product costs and average selling price; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products, consistent with our current roadmap; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; (8) our ability to realize the anticipated benefits of the GLOBALFOUNDRIES (GF) manufacturing joint venture and of our asset smart strategy; (9) the expected demand for computers; and (10) the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; (2) that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; (3) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (4) that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; (5) that we may be unable to realize the anticipated benefits of our asset smart strategy or the GF manufacturing joint venture because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (6) that customers stop buying our products or materially reduce their operations or demand for our products; (7) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (8) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (9) that macroeconomic conditions and credit market conditions will be worse than currently expected; (10) that demand for computers will be lower than currently expected; and (11) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 42 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company that designs and sells microprocessors, chipsets and graphics processors. Within the global semiconductor industry, we offer primarily:

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

We are one of two companies who design and deliver x86 microprocessors in volume and also one of two companies who design and deliver leading-edge 3D graphics. We are the only company who can develop and deliver both of these technologies, and we believe we are well positioned to provide our customers with the variety of computing platforms that they demand.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 14 of our consolidated financial statements, beginning on page 115 below.

GLOBALFOUNDRIES, Inc.

On March 2, 2009, together with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., we formed GLOBALFOUNDRIES, Inc. (GF), a manufacturing joint venture that manufactures semiconductor products and provides certain foundry services to us. Pursuant to the Master Transaction Agreement entered into among the parties on October 6, 2008, as amended, we contributed certain assets and liabilities to GF in exchange for securities of GF and the assumption of specified AMD liabilities by GF. Specifically, we contributed our ownership interests in certain of our subsidiaries including the groups of German subsidiaries owning our wafer manufacturing facilities in Dresden, Germany (Fab 30 and Fab 36), other manufacturing assets, employees performing manufacturing-related functions, certain real property, tangible personal property, inventories, books and records, a portion of our patent portfolio and intellectual property, and rights under certain material contracts and permits. In exchange, GF issued to us GF securities and assumed certain liabilities. ATIC contributed approximately $1.4 billion of cash to GF in exchange for GF securities consisting of equity and convertible notes and ATIC paid $700 million in cash to us in exchange for additional GF securities. At the completion of the transaction (the Closing), we issued to WCH 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share for an aggregate purchase price of approximately $125 million. The warrants are currently exercisable and have a ten-year term.

At the Closing, we also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), with ATIC and GF, certain terms of each of which are summarized below.

Shareholders’ Agreement.    The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. We currently have the right to designate three directors. The number of directors a GF shareholder may designate is determined according to the percentage of GF shares it owns on a fully diluted basis.

Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of the consummation of the transaction, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to us in exchange for cash, or if a change of control of AMD occurs after a specified event, ATIC will have the option to purchase in cash any or all GF securities (valued at their fair market value) held by us and our permitted transferees.

Funding Agreement.    The Funding Agreement provides for the future funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over a five year period commencing from the Closing. We have the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to our interest in the fully converted ordinary shares of GF. To the extent we choose not to participate in an equity financing of GF, ATIC is obligated to purchase our share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement. ATIC’s obligations to provide funding are subject to certain conditions including the accuracy of GF representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or AMD and the absence of a material breach or default by GF or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement. In July 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities. We declined to participate in the funding. As of December 26, 2009, on a fully converted basis, we owned approximately 31.6 percent of GF and ATIC owned approximately 68.4 percent.

Wafer Supply Agreement.    The Wafer Supply Agreement governs the terms by which we purchase products manufactured by GF. For more information about the Wafer Supply Agreement, please see page 15.

Recent Developments

On December 18, 2009, ATIC International Investment Company, or ATIC II, an affiliate of ATIC, acquired Chartered Semiconductor Manufacturing Ltd. On December 28, 2009, with our consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement, or MOA, which provides for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009 prior to obtaining any required regulatory approvals we agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF board approval. Additionally, if any such matters come before the GF board, we agreed that our designated GF directors will vote in the same manner as the majority of ATIC-designated GF board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes we no longer shared control with ATIC over GF.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for us beginning the first day of fiscal 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns, will be the primary beneficiary who should then consolidate the variable interest entity. We evaluated whether the governance changes described above would, pursuant to the new guidance, affect our consolidation of GF. We considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby we now only have protective rights relative to the operations of GF, we concluded that ATIC is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, beginning fiscal 2010, we will deconsolidate GF and account for GF under the equity method of accounting. We will continue applying the equity method of accounting until we are deemed to no longer have the ability to significantly influence the operations of GF.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol

“AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” means Advanced Micro Devices, Inc. and our consolidated majority-owned subsidiaries and GF and its subsidiaries. However, references in the “Business” and “Risk Factors” sections to “AMD,” “we,” “us,” “management,” “our,” or the “Company” do not include GF or its subsidiaries unless specifically stated otherwise.

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD PowerNow!, AMD Sempron, AMD Turion, Cool‘n’Quiet, Geode, FirePro, Radeon, and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows Vista, and DirectX are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. Other names are for informational purposes only and may be trademarks of their respective owners.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all of our employees, and the charters of our Audit and Finance, Compensation and Nominating and Corporate Governance committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S 100, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

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

As a result of the credit market crisis in 2008 and other macroeconomic challenges affecting the global economy, end user demand for PCs and servers, and therefore ICs, decreased significantly in the first half of 2009. Although end-user PC demand stabilized in the second half of 2009, end-customers continue to demand value-priced products.

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

Moreover, as businesses and consumers require greater performance from their computer systems due to the exponential growth of digital data and increasingly sophisticated software applications, semiconductor companies are designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Moreover, multiple processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in both multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi-threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership.

While general purpose computer architectures based on the x86 architecture are sufficient for a large portion of customers, for selected applications, an architecture that enables the ideal resource to be used for a given workload can provide a substantial improvement in user experience, performance and energy efficiency. In this environment, we believe our vision of “heterogeneous computing” and an accelerated computing architecture can benefit customers. Heterogeneous computing refers to computer systems that rely on multiple computational units such as the CPU and the GPU. An accelerated computing architecture enables “offloading” of selected tasks, thereby optimizing the use of a CPU or GPU, depending on the application or workload. For example, serial workloads are better suited for CPUs while highly parallel tasks may be better performed by a GPU. Our vision for an accelerated computing architecture is that the CPU and GPU components are combined onto a single piece of silicon, which we refer to as an AMD Fusion Accelerated Processing Unit (or APU). We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications stand to benefit from our accelerated computing architecture and heterogeneous computing approach.

Microprocessor Products

We currently offer microprocessor products for servers, workstations, notebooks and desktop PCs. We base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance.

Our processors and chipsets support multiple generations of HyperTransport™ technology, which is a high-bandwidth communications interface that enables higher levels of multi-processor performance and scalability over traditional front side bus-based microprocessor technology. Energy efficiency and power consumption continue to be key design principles for our products. We focus on continually improving power management technology, or “performance-per-watt.” To that end, we offer processors and chipsets with features that are designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that can significantly reduce processor power consumption during idle times. We design our microprocessors to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX.

Our microprocessors and chipsets are incorporated into computing platforms that also include graphics processing units, or GPUs, and core software. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced platforms consisting of CPUs, GPUs, and chipsets that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. Also, by offering our customers an all-AMD platform, we are able to provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

Server and Workstation.    Our microprocessors for servers and workstation platforms consist primarily of our six-core, quad-core and dual-core AMD Opteron™ processors. A server is a system that performs services for connected clients as part of a client-server architecture. Servers are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers, database services, file servers and print servers. A workstation is a high-end PC, designed for technical applications such as computer-aided design and digital content creation. Workstations usually offer higher performance than is normally seen on a PC, especially with respect to graphics, processing power, memory capacity and multitasking activity.

We design AMD Opteron processors for servers and workstations with Direct Connect Architecture to enable simultaneous 32-bit and 64-bit computing. These processors can be used in a variety of server applications, including database processing (enterprise resource planning, customer relationship management and supply chain management) and business intelligence. They can also be used in applications such as engineering and digital content creation and other information technology infrastructure applications such as intensive Web serving, cloud computing, high performance computing and email messaging. Cloud computing is a computing model where data, applications and services are delivered over the Internet. High performance computing involves the use of AMD Opteron processor based supercomputers and computer clusters to solve advanced computational problems in industries ranging from oil and gas to weather forecasting. AMD Opteron processors also allow enterprise customers to efficiently implement virtualization across their businesses. Virtualization is the use of software to allow multiple discrete operating systems and application environments to share a single physical computer by providing the illusion that each operating system has full control over the underlying hardware. By enabling different operating systems and applications to run on the same server, virtualization offers the benefit of consolidating workloads and reducing hardware requirements, which can also reduce power, cooling and system management costs.

In June 2009, we introduced our six-core server processor with Direct Connect Architecture for two-, four- and eight-socket servers. These processors incorporated six processor cores on a single die of silicon and added a 6MB shared L3 cache. The increased cache helps increase the speed of memory-intensive applications. Our new six-core AMD Opteron processors are more energy efficient than our previous generation quad-core processors. Furthermore, the six-core AMD Opteron processors leverage existing platform infrastructure and a low-cost, power-efficient DDR-2 memory architecture, a memory technology used for high speed storage of working data, which can help lower system acquisition costs for end users. High performance computing (HPC), virtualization and database workloads can also benefit from the increased memory bandwidth enabled by HyperTransport™ technology and HT Assist, which helps reduce processor to processor latency and traffic. Finally, AMD Virtualization™ (AMD-V™) technology and the AMD-P suite of power management features are available across all performance and power bands, so that our customers do not have to compromise on saving power in order to obtain the highest performing product.

Client Notebook.    There has been a shift in consumer demand towards thinner and lighter notebook platforms with longer battery life. To participate in this market shift, we are increasing our investment in low power notebook platforms. In January 2009, we launched the “Yukon” platform, which was our code name for our first generation ultrathin notebook platform. The Yukon platform incorporates the AMD Athlon Neo processor with ATI Radeon™ X1250 integrated graphics and ATI Mobility Radeon™ HD 3410 discrete graphics. The Yukon platform offers a complete PC experience at lower price points. Our second generation

AMD Ultrathin notebook platform launched in September 2009 incorporates the AMD Turion™ Neo X2 Dual-Core Processor. This platform provides up to six hours of resting battery life and superior video performance.

Our microprocessors for notebook PC platforms consist of the AMD Turion™ X2 Mobile Processor, AMD Turion X2 Ultra Mobile Processor, AMD Turion™ Neo X2 Mobile Processor, Mobile AMD Sempron™ processor, and the AMD Athlon™ Neo and AMD Athlon Neo X2 processors. We design our mobile processor products for high performance, long battery life and wireless support.

AMD Turion X2 Ultra Mobile Processors are our most advanced dual-core processor family for notebook PCs. This technology supports leading-edge graphics for the visual experience provided by the Windows® 7 operating system, long battery life, and enhanced security and compatibility with the latest wireless technologies and graphics solutions. In addition, the process used to manufacture AMD Turion X2 Ultra Mobile Processors results in a thermally efficient processor and low power consumption.

Client Desktop.    Our microprocessors for desktop PC platforms consist primarily of the following tiered product brands: AMD Phenom™ II, AMD Phenom, AMD Athlon II, AMD Athlon X2, AMD Athlon and AMD Sempron processors. All AMD desktop microprocessors are based on AMD Direct Connect Architecture.

In January 2009, we introduced a desktop platform product codenamed “Dragon.” The Dragon platform is a combination of the AMD Phenom II X4 microprocessor, the ATI Radeon HD 4800 series graphics processor and the AMD 7-Series chipset. The Dragon platform provides enthusiasts, gamers and other demanding users with an affordable system capable of delivering a graphic-intensive gaming experience. The Dragon platform works with existing DDR2 memory infrastructures and is designed to work with the upcoming DDR3 memory that is transitioning into the marketplace. We refreshed the Dragon platform in April 2009 to include the new AMD Phenom II X4 955 Black Edition processor, ATI Radeon™ HD 4890 graphics card and AMD 7-Series chipsets.

In January 2009, we introduced the AMD Phenom II 9000 series of microprocessors. The AMD Phenom II 9000 processors are true quad-core processors designed for high performance desktop PCs. The true quad-core design enables cores to communicate on the die rather than through a front side bus external to the processor, thereby reducing a bottleneck inherent in other competing x86 architectures. Additionally, our Direct Connect Architecture allows all four cores to have optimum access to the integrated memory controller and integrated HyperTransport links, so that performance scales well with the number of cores. This design also incorporates a shared L3 cache for quicker data access and enables end users to upgrade from dual-core systems. In addition, AMD Phenom II microprocessors also feature Cool’n’Quiet 3.0 technology that we designed to enhance energy efficiency.

We design the AMD Athlon processors for advanced multitasking on mainstream desktop PCs, and they are currently available with single or dual-core technology. Refreshes of AMD Athlon X2 product occurred in April and June of 2009, marking the ten year anniversary of the AMD Athlon product family. We designed the AMD Athlon dual-core processors for users who run software applications, such as productivity applications, multimedia applications and basic content creation, simultaneously. With AMD Athlon dual-core processors, for example, an end-user may be able to perform multiple tasks with uninterrupted performance. In addition, AMD Athlon dual-core processors enable systems to have the ability to simultaneously download audio files such as MP3s, record to digital media devices, check and write email and edit a digital photo, all without compromising performance.

We design AMD Sempron processors for everyday computing and provide performance for entry-level productivity and entertainment software for the mainstream segment.

Embedded Processor Products

Our embedded products address customer needs in PC-adjacent markets. Typically our embedded products are used in applications that require high to moderate levels of performance where key features include low cost, mobility, low power and small form factor. Customers of our embedded products include vendors in industrial controls, digital signage, point of sale/self-service kiosks, and casino gaming machines as well as enterprise class telecommunications, networking and storage systems.

The embedded market has moved from developing proprietary, custom designs to leveraging the industry-standard x86 instruction set architecture as a way to reduce costs and speed time to market. Emerging requirements for these systems include: very low power for small enclosures and 24x7 operation, support for Linux, Windows and other operating systems, and high-performance for increasingly sophisticated applications. Other requirements include advanced specifications for industrial temperatures, shock and vibration, and reliability.

Our embedded products include options from the AMD Opteron, AMD Athlon, AMD Turion, and AMD Sempron processor families; the ATI Radeon graphics processor family; and numerous AMD chipsets. These products are part of the AMD Longevity Program, which provides for an availability period of five years in order to support lengthy development and qualification cycles and long-term life of the system in the market.

In June 2009, we introduced two new embedded client products: the dual-core AMD Turion™ Neo X2 processor and the AMD Athlon™ Neo X2 processor. These processors deliver PC-caliber performance in a very low power envelope with an embedded-friendly ball grid array (BGA) package and are used in traditional embedded applications such as single board computing and thin client systems, as well as self-service kiosks, point of sale machines and digital signage. The BGA package helps alleviate potential reliability issues for systems that are deployed in rugged environments and has a low z-height that we designed to enable thin, compact enclosures.

In September 2009, we announced a new enterprise-class embedded platform based on the 45 nm Quad-Core AMD Opteron processor and the new AMD SR5690 chipset, allowing high-end embedded vendors to enable increased performance-per-watt for edge-of-network systems such as telecom/datacom, storage, and security servers, and routers and switches. This platform enables increased performance for virtualized and multi-threaded embedded applications and advanced power management features.

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

Chipset Products

Our portfolio of chipset products includes IGP and discrete chipsets targeting desktop, notebook and embedded computing segments. In August 2009, we introduced the AMD-785G chipset for notebooks with ATI Radeon HD 4200 integrated graphics. Like their predecessors launched in 2008, these chipsets directly integrate support for the High Definition Multimedia Interface (HDMI) and Digital Visual Interface (DVI) digital display standards used in many flat panel monitors and HD televisions.

Graphics Products

Graphics Market

The semiconductor graphics market addresses the need for visual processing in various computing and entertainment platforms such as desktop PCs, notebook PCs and workstations. Users of these products value a rich visual experience, particularly in the high-end enthusiast market where consumers seek out the fastest and highest performing visual processing products to deliver the most compelling and immersive gaming experiences. Moreover, for many consumers, the PC is evolving from a traditional data and communications processing machine to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to PC manufacturers creating more PCs designed for playing games, displaying photos and capturing TV and other multimedia content creating more PCs designed for playing games, viewing online videos, photo editing and managing digital content. In turn, the trend has contributed to the development of higher performance graphics solutions.

The primary product of a semiconductor graphics supplier is the GPU. The GPU off-loads the burden of graphics processing from the CPU. In this way, a dedicated GPU and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a stand-alone graphics chip or an integrated chipset solution. To further improve graphics processing performance, semiconductor graphics suppliers have introduced multi-GPU technologies that increase graphics processing speed by dividing graphics rendering and display capability among two or more graphics processors. At the same time that the visual experience is growing in importance, semiconductor graphics suppliers are recognizing the potential of leveraging the GPU’s computing capabilities to accelerate certain workloads.

Graphics Products

Our customers generally use our graphics to increase the speed of rendering images and to improve image resolution and color definition. Our products include 3D graphics and video and multimedia products developed for use in desktop and notebook PCs, including home media PCs, professional workstations and servers. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. Our latest generation of graphics products and related software offer full support for the Microsoft® Windows 7® operating system. In addition to the Microsoft® Windows® family of operating systems, our graphics products support Apple’s Mac OS X, as well as Linux® -based applications.

Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that relies more on the GPU or a combination of GPU and CPU. Stream technology or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable AMD GPUs, working in concert with the computer system’s CPUs, to accelerate applications beyond traditional graphics and video processing by allowing the CPUs and GPUs to process information cooperatively. Heterogeneous computing enables PCs and servers to run computationally-intensive tasks more efficiently, providing a superior application experience to the end user. In addition, our latest generation of graphics products offers full support for the Microsoft DirectX® 11 and OpenCL application programming interface standards which enable the handling of key multimedia tasks such as gaming programming and video. OpenCL is the widely adopted industry standard for running parallel tasks on CPUs and GPUs using the same code. As the only hardware provider in the industry designing and delivering both high-performance CPU and GPU technologies, AMD is also the only company providing a complete OpenCL development platform for the entire system.

Discrete Desktop Graphics.    Our discrete GPUs for desktop PCs include the ATI Radeon HD 5700 and 5800 series of products targeting the enthusiast and performance segments of the desktop PC market as well as other ATI Radeon Premium graphics series targeting the mainstream and value segments. In September 2009, we launched the ATI Radeon HD 5850 and 5870 each with 1GB GDDR5 memory. With the ATI Radeon™ HD 5800 series of graphics cards, PC users can expand their computing experience with ATI Eyefinity multi-display technology and accelerate their computing experience with ATI Stream technology. ATI Eyefinity is a technology that allows a game to be played seamlessly across multiple screens in a panoramic view with minimal distortion by allowing up to six monitors to be connected to one graphics card. In November 2009, we released the ATI Radeon™ HD 5970. Combined with the AMD Phenom II processor and the AMD 7-series chipset, this GPU further bolsters the capability of the “Dragon” performance desktop platform.

With the availability of Microsoft® Windows 7™ and Microsoft DirectX™ 11, HD video standards like Blu-ray™ and the availability of PCI Express 2.0, graphics capability is becoming an increasingly important aspect of a computer system.

Discrete Notebook Graphics.    When selecting a graphics solution, key considerations for notebook PC manufacturers are visual performance, power consumption, form factor and cost. In January 2009, we launched our next generation of graphics processors for notebooks, the ATI Mobility Radeon HD 4000 series of products. These products bring the power of desktop graphics to mobile users, allowing users to have life-like gaming experience, watch Blu-ray movies and play HD content with high visual fidelity while maintaining energy efficiency with ATI PowerPlay™ power management technology for long battery life. The ATI Mobility Radeon HD 4000 series support multi-GPU hybrid graphics, external graphics capabilities and Microsoft DirectX™ 10.1. This product line includes the ATI Mobility Radeon HD 4800 series for gaming enthusiasts, the ATI Mobility Radeon HD 4600 for multimedia performance notebooks, the ATI Mobility Radeon HD 4500 for mainstream notebooks and ATI Mobility Radeon HD 4300 for value and ultra-thin notebooks. These GPUs offer HDMI video and audio support, reduce CPU utilization, extend battery life and improve the visual quality of HD video playback, such as from Blu-ray disc drives.

Professional Graphics.    Our products for the professional workstation market consist of our ATI FirePro™, ATI FireGL™ and FireMV™ product families. We designed our FirePro3D and ATI FireGL graphics cards for demanding 3D applications such as computer-aided design and digital content creation, with drivers specifically tuned for maximum stability and reliability across a wide range of software packages. We designed our ATI FirePro Multiview and FireMV 2D workstation cards for financial and corporate environments. We also provide products for the server market, where we leverage our graphics expertise and align our offerings to provide stability, video quality and bus architectures that our server customers desire. Through our ATI CrossFireTM Pro, we enable computer aided designers and digital content creators to connect two identical ATI FirePro™ 3D graphics cards with a flex cable connection that can boost performance of geometry-limited applications.

FireStream Processors.    We designed our AMD FireStream™ series of products to utilize the parallel processing power of the GPU for heavy floating point computations and to better meet the requirements of various industries, such as the high-performance computing, scientific and financial resources sectors.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market by providing customized GPUs for graphics in the Microsoft® Xbox 360™and Nintendo Wii videogame consoles.

Marketing and Sales

We sell our products through our direct sales force and through independent distributors and sales representatives in both domestic and international markets pursuant to non-exclusive agreements. Our sales arrangements generally operate on the basis of product forecasts provided by the particular customer, but do not typically include any commitment or requirement for minimum product purchases. We primarily use purchase orders, sales order acknowledgments and contractual agreements as evidence of our sales arrangements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products.

We generally warrant that our microprocessors, GPUs, and chipsets sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, we generally offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI branded PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We market and sell our microprocessor and embedded processor products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD Phenom, AMD Athlon and AMD Sempron. Our Notebook PC brands for microprocessors are AMD Turion, AMD Athlon and AMD Sempron. AMD Athlon processors and AMD Turion processors are sometimes marketed using the “Neo” model designator. Our server and workstation brand for microprocessors is AMD Opteron. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Turion and AMD Sempron processors as embedded processor solutions. We market and sell our chipsets under the AMD trademark. However, if the chipset contains an integrated graphics processor, this integrated processor is marketed under the ATI trademark.

We market and sell GPUs for the consumer and professional markets under the ATI trademark. Our product brands for professional markets are ATI FirePro, ATI FireGL and ATI FireMV. Our product brand for the consumer graphics market is ATI Radeon.

In September 2009, we announced the VISION Technology from AMD campaign. VISION Technology is designed to simplify the buying process for consumers by more clearly connecting our brand to the level of activities that consumers want to perform on the PC. VISION Technology contains three levels of increasingly rich PC system capabilities: VISION Basic; VISION Premium; and VISION Ultimate to reflect the different usage patterns of PC consumers, from digital consumption to content creation. For example, notebook PCs based on VISION Basic technology support activities such as watching movies, playing games, listening to music or surfing the Internet while notebooks based on VISION Premium technology enable HD movie content and higher quality gaming, and notebooks based on VISION Ultimate technology enable users to create rich HD content. In January 2010, we introduced VISION Pro Technology. Designed for business users, VISION Pro Technology extends the approach of VISION Technology to commercial PC platforms. We launched the first notebook PC models based on VISION Pro Technology in January 2010. Also, in the first quarter of 2010, we plan to introduce a fourth level, VISION Black, to enable the highest end capabilities sought by enthusiasts, primarily on desktop PCs.

We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers or third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products, subject to meeting defined criteria. Original Equipment Manufacturers, or OEM, customers may qualify for market development funds based on purchases of eligible products.

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

In 2009, Hewlett-Packard Company accounted for more than 10 percent of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. Five customers, including Hewlett-Packard, accounted for approximately 56 percent of the net revenue attributable to our Computing Solutions segment. In addition, five customers accounted for approximately 52 percent of the net revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

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

Competition

Generally, the IC industry is intensely competitive. Products typically compete on product quality, power consumption, reliability, performance, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

Competition in the Microprocessor Market

Intel Corporation has dominated the market for microprocessors for many years. Intel’s market power and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and a lower average selling price for our products, and adversely affect our margins and profitability.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel is transitioning to 32 nm process technology before us. Using more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. We expect intense competition from Intel to continue.

In November 2009, Intel and AMD announced a comprehensive agreement to end all outstanding legal disputes between the companies, including antitrust litigation and patent cross license disputes. Under terms of the agreement, AMD and Intel obtain patent rights from a new 5-year cross license agreement, Intel and AMD gave up any claims of breach from the previous license agreement, and Intel paid us $1.25 billion. Intel has also agreed to abide by a set of business practice provisions. As a result, we dropped all pending litigation including the case in U.S. District Court in Delaware and two cases pending in Japan. We also withdrew all of our regulatory complaints worldwide. See “Item 3—Legal Proceedings” for more information.

Other potential competitors include ARM Ltd., whose product offerings are used in the mobile and embedded electronics market as relatively low cost and small microprocessors, and also in form factors that offer an alternative to mainstream PCs such as netbooks and tablets.

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

Other than Intel, our principal competitor is Nvidia Corporation and to a lesser extent, Matrox Electronic Systems Ltd., Silicon Integrated Systems Corp. and Via Technologies, Inc. Along with AMD, Nvidia Corporation is the dominant player in discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but lesser financial resources to do so, especially as we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly high barrier to entry in this market.

In the game console category, we compete primarily against Nvidia Corporation. Other competitors include Intel Corporation and IBM.

Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. One main area of focus is on delivering the next generation of microprocessors with improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors for notebook PCs and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low power integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing. We believe that these integrated platforms will bring customers better time-to-market and increased performance and energy efficiency. Longer-term, our research and development efforts are focused on implementing our vision of heterogeneous computing and the accelerated computing architecture in support of AMD Fusion. This includes greater system level integration of the CPU and GPU. We also work with other industry leaders on process technology, software and other functional intellectual property such as wired and wireless networking, and we work with others in the industry, public foundations, universities and industry consortia to conduct early stage research and development.

Our research and development expenses (including GF research and development expenses) for 2009, 2008, and 2007 were approximately $1.7 billion, $1.8 billion and $1.8 billion. For more information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in Canada, India, Germany, Singapore, China, Japan, Malaysia, and Taiwan.

Prior to the formation of GF in March 2009, we conducted microprocessor manufacturing process development activities primarily through a joint development agreement with IBM. Under this Joint Development Agreement or JDA, we jointly conducted development activities on new process technologies, including 45 nm, 32 nm, 22 nm and certain other advanced technologies, to be implemented on silicon wafers. Our relationship also included laboratory-based research of emerging technologies such as new transistor, interconnect, lithography and die-to-package connection technologies. We paid fees to IBM for joint development projects and we agreed to pay IBM royalties upon the occurrence of specified events, including in the event that we sublicensed the jointly developed process technologies to specified third parties or if we bumped wafers for a third party. Bumping wafers is one of the final stages of the manufacturing process in which wafers are prepared for assembly and test. The JDA was assigned to GF in March 2009. For more information on the fees paid to IBM, see “Part II, Item 7, MD&A—Contractual Obligations—Purchase Obligations.”

Manufacturing, Assembly and Test Facilities

In March 2009, upon consummation of the GF manufacturing joint venture, we began to purchase substantially all of our microprocessor wafers from GF pursuant to the terms of a Wafer Supply Agreement. We can also use Chartered Semiconductor’s Singapore facilities (currently, jointly managed and operated with GF) as a second source for certain of our quarterly microprocessor product wafer requirements. In addition, once GF develops certain specific qualified processes for bulk silicon wafers, we agreed to purchase from GF, where competitive, specified percentages of our GPU requirements, which percentage is expected to increase over a five-year period. We agreed not to sell, transfer or dispose of all or substantially all of our assets related to GPU products and related technology to any third party without GF’s consent, unless the transferee agrees to be bound by the terms of the Wafer Supply Agreement, including its minimum purchase obligations, where competitive, with respect to GPU products. We currently compensate GF on a cost-plus basis. After the initial start-up period, we will provide rolling, binding forecasts to GF. After reviewing forecasts provided by us, as agreed by the parties, GF will allocate capacity sufficient to produce our microprocessor product volumes as set forth in the binding forecasts. GF agreed to use commercially reasonable efforts to fill any capacity allocated to but unutilized by us with production for third parties so as to offset and reduce our fixed cost reimbursement obligations to GF; provided that such efforts will not be required if there exists any unutilized capacity that has not been allocated to us. At our request, GF will also provide sort services to us on a product-by-product basis.

The Wafer Supply Agreement terminates no later than February 2024. The Wafer Supply Agreement may also be terminated if and when a business plan deadlock with GF exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement. During the transition period, pricing for microprocessor products will remain as set forth in the Wafer Supply Agreement, but our purchase commitments to GF will no longer apply.

GF manufactures our microprocessor products at its facilities in Germany primarily on 45 nm and 65 nm process technology. We also have foundry arrangements with third parties for the production of our embedded processors, chipset products and graphics products.

With respect to our graphics and chipset products, we primarily work with Taiwan Semiconductor Manufacturing Company (TSMC). Currently, we are in volume production in TSMC’s 300 millimeter fabrication facilities where our graphics and chipsets are manufactured on 40 nm, 55 nm, 65 nm, 80 nm, 90 nm, 110 nm, or 130 nm process technologies at third-party foundries. Smaller process geometries can lead to gains in graphics processing performance, lower power consumption and lower per unit manufacturing costs. We are currently in the process of qualifying 28 nm process technology for certain products.

We outsource board-level graphics product manufacturing to third-party manufacturers. These include Foxconn and PC Partner with locations in China. Our facility in Markham, Ontario, Canada is primarily devoted to prototyping for new graphics product introductions.

Although we currently purchase substantially all of our microprocessor wafers from GF pursuant to the terms of a Wafer Supply Agreement, we own and operate three microprocessor assembly and test facilities. Our microprocessor assembly and test facilities are described in the chart set forth below:

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

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 26, 2009, we had more than approximately 4,000 patents in the United States and approximately 1,300 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the cross-license agreement that we entered into with Intel on November 11, 2009, in connection with our settlement of litigation with Intel. Under the cross license agreement, Intel has granted to us and our subsidiaries, and we have granted Intel and its subsidiaries, non-exclusive, royalty-free licenses to all patents that are either owned or controlled by the parties at any time that have a first effective filing date or priority date prior to the five-year anniversary of the effective date of the cross license agreement, referred to as the “Capture Period,” to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. Under the cross license agreement, Intel has rights to make semiconductor products for third parties, but the third party product designs are not licensed as a result of such manufacture. We have rights to perform assembly and testing for third parties but not rights to make semiconductor products for third parties. The term of the cross license agreement continues until the expiration of the last to expire of the licensed patents, unless earlier terminated. A party can terminate the cross license agreement or the rights and licenses of the other party if the other party materially breaches the cross license agreement and does not correct the noticed material breach within 60 days. Upon such termination, the terminated party’s license rights terminate but the terminating party’s license rights continue, subject to that party’s continued compliance with the terms of the cross license agreement. The cross license agreement and the Capture Period will automatically terminate if a party undergoes a change of control (as defined in the cross license agreement) and both parties’ licenses will terminate. Upon the bankruptcy of a party, that party may assume, but may not assign, the cross license agreement, and in the event that the cross license agreement cannot be assumed, the cross license agreement and the licenses granted will terminate.

We also have a patent cross license agreement with GF pursuant to which each party granted to the other a non-exclusive license under patents filed by a party (or are otherwise acquired by a party) within a certain number of years following the effective date of the agreement. Under the agreements with GF, in 2009 we assigned approximately 3,000 patents and approximately 1,000 patent applications to GF. GF owns its allocation of patents and applications subject to pre-existing rights, licenses or immunities granted to third parties relating to such patents and applications. The patents and patent applications to be owned by each party after the division were licensed to the other party pursuant to the agreement.

In addition, we entered into a Non-Patent Intellectual Property and Technology Transfer Agreement with GF pursuant to which we assigned to GF all of our right, title and interest in technology and non-patent intellectual property rights used exclusively in the manufacture, sorting and/or intermediate (WIP) testing of semiconductor products. We retained technology and non-patent intellectual property rights used exclusively in the design and/or post-fabrication delivery testing of semiconductors. Technology and non-patent intellectual property rights used both in the manufacture, sorting and/or intermediate (WIP) testing of semiconductor products and in the design and/or post-fabrication delivery testing of semiconductor products is owned jointly by us and GF.

Backlog

We sell standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Some of these orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice, we do not believe that such orders or agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

As of December 26, 2009, we had approximately 10,400 employees, and GF had approximately 3,000 employees.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. For example, the EU is considering market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized by the EU Commission, could potentially be approved and implemented as early as the fourth quarter of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from the EU market.

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

The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financials condition or results of operations could be materially adversely affected. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously.

Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively.

Intel Corporation has dominated the market for microprocessors for many years. Intel’s market share, margins and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and a lower average selling price for our products and adversely affect our margins and profitability.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel leverages its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering satisfactory graphics performance for most mainstream PCs. Intel could also take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Intel’s dominant position in the microprocessor market and integrated graphics chipset market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.

The success of our business is dependent upon our ability to introduce products on a timely basis with required features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, computer systems with our first AMD Fusion product, codenamed “Llano,” are expected to be available in 2011. The “Llano” platform will embody a new processor architecture which integrates the CPU and GPU on a single die. We anticipate that our “Llano” products will deliver improvements in power efficiency. If we fail to or are delayed in developing or qualifying new products or technologies, such as “Llano” we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

Moreover, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain an overall corporate average selling price. If we are unable to introduce new products or launch new products with sufficient increases in average selling price or increased unit sales volumes capable of offsetting these reductions in the average selling price of existing products, our revenues, inventories, gross margins and operating results could be materially adversely affected.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. The design requirements necessary to meet consumer demands for more features and greater functionality from semiconductor products in the future may exceed the capabilities of the third-party development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

We rely on GF to manufacture our microprocessor products, and if GF is unable to manufacture our products on a timely basis or to meet our capacity requirements, our business could be materially adversely affected.

We rely on GF to manufacture our microprocessor products. If GF suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties due to litigation or otherwise or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business. If GF is unable to remain competitive using advanced process technologies or is unable to manufacture our products on a timely basis or meet our capacity requirements, our business could be materially adversely affected. If we are unable to obtain sufficient supply from GF, we would have to move production of our products to new manufacturers, which could result in significant delays. In January 2010, GF announced that it is integrating operations with Chartered. With Chartered, GF significantly expanded its customer base to over 150 customers. Although GFs manufacturing capacity also increased, the integration process and the increased customer base could lead to delays or disruptions in manufacturing our products, which would adversely impact our business.

In addition, pursuant to the Wafer Supply Agreement between us and GF, we compensate GF on a cost plus-basis, which results in increased per unit manufacturing costs for AMD compared to manufacturing wafers in-house. Although this cost-plus arrangement has not impacted our consolidated financial statements while we were consolidating the financial results of GF, as of 2010, we no longer consolidate the financial results of GF, and this cost-plus arrangement may have a negative impact on our reported gross margins. If GF fails to operate at a competitive cost level, our business could be materially adversely affected.

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

In addition to relying on GF to manufacture substantially all of our microprocessor products, we currently rely on other independent foundries to manufacture our graphics and chipset products. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. For example, in the second half of 2009, we experienced supply constraints for our latest generation of graphics products. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If we are unable to secure sufficient support for our microprocessor products from designers and manufacturers of motherboards, our business would be materially adversely affected. If the designers, manufacturers and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GF is responsible for developing manufacturing process technologies used to manufacture our microprocessor products and other third-party foundries are responsible for the process technologies used to manufacture our graphics and chipset products. We cannot be certain that GF or other third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies. Moreover, if foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in the per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation and financial results.

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

If we do not fully realize the anticipated benefits of our GF manufacturing joint venture, our business could be adversely impacted.

We anticipate realizing certain benefits to our business from the GF joint venture, including a more variable cost model and the ability to take advantage, as a shareholder of GF, of the shift by integrated device manufacturers to a fabless business model. We cannot assure you that our relationship with GF and ATIC will result in the full realization of these or any other benefits.

The recent instability of the financial markets may adversely impact our business and operating results.

There is continued concern over the instability of the financial markets and their influence on the global economy. As a result, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. For example, in 2009, Qimonda AG, a supplier of memory for our graphics products, commenced insolvency proceedings. In addition, economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, downgrades from credit rating agencies such as Moody’s or Standard & Poor’s, which we experienced during the second quarter of 2009, may adversely impact our ability to get external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and we would be materially adversely affected.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

We currently have a substantial amount of indebtedness. Our debt and capital lease obligations as of December 26, 2009 were $4.7 billion, of which $2.0 billion represented GF obligations.

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 8.125% Senior Notes due 2017 (8.125% Notes) contains various covenants which limit our ability to:

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

In addition, the guarantee agreement related to the euro 700 Million Term Loan Facility Agreement for AMD Fab 36 Limited Liability Company & Co. KG (Fab 36 Term Loan Agreement) that we transferred to GF contains restrictive covenants that require us to maintain specified financial ratios when group consolidated cash (including GF cash and cash equivalents) is below specified amounts. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these financial ratios or tests could result in a default under the Fab 36 Term Loan Agreement.

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 8.125% Notes, 5.75% Convertible Senior Notes due 2012 (5.75% Notes) and the 6.00% Convertible Senior Notes due 2015 (6.00% Notes). The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 8.125% Notes, 5.75% Notes or 6.00% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of December 26, 2009, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes and 6.00% Notes was $2.8 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

If we are unable to continue to implement our cost cutting efforts, our business could be materially adversely affected.

In 2008 and the first quarter of 2009, we took a number of actions to decrease our expenses. For example, in the second and fourth fiscal quarters of 2008, we implemented restructuring plans to reduce our expenses. The restructuring charges for the restructuring plans implemented during 2008 represent primarily severance and costs related to the continuation of certain employee benefits in connection with the termination of employees, contract or program termination costs, asset impairments and exit costs for facility site consolidations and closures. If our restructuring activities are not effectively managed, we may experience unanticipated effects causing harm to our business and customer relationships.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 50 percent of our net revenue in 2009. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. During 2009, five customers accounted for approximately 56 percent of the net revenue of our Computing Solutions segment and five customers accounted for approximately 52 percent of the net revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The current uncertainty in global economic conditions has also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products in 2009. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling price;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products;

•	excess inventory levels in the channels of distribution, including those of our customers; and

•	excess production capacity.

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

Our business is dependent upon the market for desktop and notebook PCs and servers. In 2009 and 2008, a significant portion of our Computing Solutions revenue was related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently affecting us and may materially adversely affect us in the future. Recently, as a result of macroeconomic challenges currently affecting the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand stabilized in the second half of 2009, end-customers continue to demand value-priced products and spending by enterprises has not rebounded to pre-recession levels. In addition, form factors have steadily shifted from desktop PCs to notebook PCs over the past three years, and we expect that this trajectory will continue.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may decrease, which could have a material adverse effect on us.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, power consumption, reliability, selling price, speed, size (or form factor), cost, adherence to industry standards, software and hardware compatibility and stability and brand.

Typically, after a product is introduced, costs and the average selling price normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. Recently, as a result of the credit market crisis and other macroeconomic challenges currently affecting the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand stabilized in the second half of 2009, consumers are focusing more on the price of PCs as a key factor in their buying decision. In turn, OEMs have applied pressure on semiconductor suppliers to reduce component prices, which has materially adversely affected the average selling price.

We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. For example, Intel is transitioning to 32 nm process technology before us. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

Our operating results are subject to quarterly and seasonal sales patterns.

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season and weaker in the first quarter. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

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

For example, the manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The macroeconomic challenges affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. For example, in 2009, Qimonda AG, a supplier of memory for our graphics products commenced insolvency proceedings. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

Our issuance to WCH of warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of the remainder of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

The warrants issued to WCH became exercisable in July 2009. Any issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares owned by WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants we issued to WCH could depress the price of our common stock.

Moreover, the conversion of our remaining 5.75% Notes and 6.00% Notes may dilute the ownership interests of our existing stockholders. The conversion of the 5.75% Notes and the 6.00% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of the 5.75% Notes and 6.00% Notes. Any sales in the public market of our common stock issuable upon conversion of the 5.75% Notes or 6.00% Notes could adversely affect prevailing market prices of our common stock. In addition, the conversion of the 5.75% Notes or 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

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

Our graphics technology for game consoles is used in the Nintendo Wii and Microsoft Xbox 360 game consoles. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as royalties paid to us by Nintendo and Microsoft. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If Nintendo or Microsoft does not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of Nintendo and Microsoft and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us if the transition is not executed appropriately.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

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

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of December 26, 2009, the par value of all our auction rate securities, or ARS, was $165 million with an estimated fair value of $159 million. As of December 26, 2009, our investments in ARS included approximately $58 million of student loan ARS and $34 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). Although we have had some limited redemptions since the failed auctions began, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

As of December 26, 2009, we owned $69 million par value of ARS that we purchased from UBS prior to February 13, 2008. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. During the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these ARS.

Our operations in foreign countries are subject to political and economic risks and our worldwide operations are subject to natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GF for substantially all of our wafer fabrication capacity for microprocessors. Currently, GF manufactures our products in facilities that are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 87 percent for 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities;

•	loss or modification of exemptions for taxes and tariffs; and

•	compliance with U.S. laws and regulations related to international operations, including export control regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations could be subject to natural disasters such as earthquakes that disrupt manufacturing or other operations. For example, our Silicon Valley operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on us.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Canadian dollar. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channel compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impact our margins. In addition, our inability to control gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channel there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or used products represented as new.

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

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring or have brought actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially up to and including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, cause delays in product release or shipment, and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

We are conducting an internal investigation into matters associated with recently announced allegations of trading in our stock on the basis of confidential information.

We are conducting an internal investigation into recent allegations that an unnamed “AMD executive” provided confidential information about us to a person who has been charged by federal authorities with trading in our stock on the basis of that confidential information. To date, we have not been and, to our knowledge, none of our current or former executives or employees have been, charged or otherwise identified as targets or subjects in connection with ongoing proceedings or investigations relating to this matter. At this time, we cannot give any assurances as to the outcome of our investigation or whether any facts that may be discovered will be damaging to our business, results of operations or reputation.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, the EU is considering market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized by the EU Commission, could potentially be approved and implemented as early as the fourth quarter of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from the EU market. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

We have not received any written comments that were issued not less than 180 days before December 26, 2009, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

At December 26, 2009, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, China, Singapore and Malaysia. These facilities totaled approximately 2.4 million square feet.

Our main facility with respect to our graphics and chipset products is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We occupy two other facilities in Markham, Ontario that comprise over 215,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space. We also currently own and operate three microprocessor assembly and test facilities comprising an aggregate of approximately 1 million square feet. Our current microprocessor assembly and test facilities are located in Malaysia, Singapore and China and are described in further detail in the “Manufacturing, Assembly and Test Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 218,000 square feet of land in Singapore and 422,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.

As of December 26, 2009, we also leased approximately 3.2 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 325,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2012. We are actively marketing this space for sublease.

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

In connection with the consummation of the GF manufacturing joint venture transaction in March 2009, we transferred approximately 2.3 million square feet of engineering, manufacturing, warehouse and administrative facilities in the United States and Germany to GF. In addition, GF is in the process of constructing a new 1.3 million square foot manufacturing facility in Saratoga County, New York.

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

On November 11, 2009, we entered into a comprehensive settlement agreement with Intel. Pursuant to the settlement agreement, Intel paid us $1.25 billion in December 2009. The settlement agreement also includes mutual releases of all claims between us and Intel, including specified claims under the existing cross license agreements between the parties. With respect to claims regarding Intel’s business practices, we released all claims through the date of the settlement agreement. We also dismissed with prejudice our actions against Intel that were pending in Delaware and Japan and withdrew all of our regulatory complaints against Intel worldwide. Pursuant to the settlement agreement, Intel has agreed to abide by a set of prospective business practice provisions. The settlement agreement terminates after ten years from the date of the settlement agreement. The business practice restrictions terminate upon the earliest of (a) ten years from the date of the settlement agreement, (b) the date upon which Mercury Research reports that Intel has less than a 65% market share in the Worldwide PC Market Segment for four consecutive quarters and (c) any attempt by us to transfer our rights or obligations under the settlement agreement, except as expressly provided in the settlement agreement. In addition, in connection with the settlement, we entered into a cross license agreement. See “Business—Intellectual Property and Licensing.”

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006 alleging claims that are substantially the same was transferred to the Northern District of California, and on

July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006. On January 30, 2009, ATI, on behalf of itself, AMD, and, ATI Technologies Systems Corp., ATI Research Silicon Valley Inc., and ATI Research, Inc. (all former indirect-subsidiaries of AMD) (collectively “ATI”), executed a settlement agreement relating to the claims of a proposed settlement class of all persons who, while residing in the United States, purchased, for their own personal use and not for resale, certain graphics cards specified in the settlement agreement, during the period from January 1, 2003 to March 31, 2006. The settlement agreement was approved by the court. The case was dismissed with prejudice. In exchange for a dismissal of all claims related to the lawsuit, the settlement agreement required ATI to pay $4,000,000 in cash and to make available for distribution to class members certain new graphics cards, based on the number of authorized claims. ATI is not obligated under the settlement agreement to pay attorneys’ fees, costs, or make any other payments in connection with the settlement. The Court held a final approval hearing on August 31, 2009, and entered its order granting final approval of the settlement on September 11, 2009, disposing of all claims raised by the putative class in the lawsuit against ATI. AMD has made all required cash payments, including a final payment of approximately $1.8 million to charitable organizations approved by the court based on the number of authorized claims, and has delivered graphics cards as required to the class administrator, fulfilling all requirements under the settlement agreement.

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

On March 19, 2009, Samsung filed a motion for partial summary judgment, arguing that one of the seven patents asserted by AMD was invalid. On June 24, 2009 the Court denied Samsung’s motion for partial summary judgment. The Court issued its claims construction order on September 17, 2009. The scheduled trial date is January 24, 2011.

OPTi v. AMD.

On November 16, 2006, OPTi filed a complaint against AMD in the Eastern District of Texas, alleging infringement of three patents. The patents relate to predictive snooping. AMD filed its answer and asserted counterclaims on December 7, 2006. OPTi has dropped its claims relating to two of the patents. The trial relating to the third patent is currently in process. OPTi is seeking damages and injunctive relief. We intend to vigorously defend ourselves in this matter, but can give no assurances as to the outcome.

OPTi v. AMD et al.

On July 6, 2007, AMD was served with a complaint filed by OPTi against AMD and several additional defendants in the Eastern District of Texas, alleging infringement of two patents. The patents relate to bus technology. The trial is set for August 2, 2010. OPTi is seeking damages and injunctive relief. We intend to vigorously defend ourselves in this matter, but can give no assurances as to the outcome.

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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

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

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 1, 2010, there were 7,652 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal year ended December 26, 2009
First quarter	$3.78	$1.86
Second quarter	$4.90	$3.04
Third quarter	$6.30	$3.22
Fourth quarter	$9.95	$4.33

	High	Low
Fiscal year ended December 27, 2008
First quarter	$8.08	$5.31
Second quarter	$7.98	$5.61
Third quarter	$6.47	$4.05
Fourth quarter	$6.00	$1.62

We have never paid any cash dividends on our common stock and have no present plans to do so. Under the terms of our Indenture for the 8.125% Notes dated November 30, 2009 with Wells Fargo Bank, N.A., as Trustee, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into the Indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the Indenture.

The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During 2009, we did not repurchase any of our equity securities pursuant to this Board authorized program.

In the fourth quarter of 2009, we repurchased $1.0 billion in aggregate principal amount of our outstanding 5.75% Notes for $993 million in cash.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 26, 2004 through December 26, 2009. The past performance of our common stock is no indication of future performance.

	Base Period 12/23/04	Years Ending
Company / Index		12/25/05	12/31/06	12/29/07	12/27/08	12/26/09
Advanced Micro Devices, Inc.	100	137.88	92.00	33.09	9.86	44.80
S&P 500 Index	100	106.78	121.66	129.23	78.13	103.30
S&P 500 Semiconductors Index	100	116.97	103.00	115.78	59.88	100.50

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 26, 2009

(In millions except per share amounts)

	2009(1)(2)	2008(1)(2)	2007(1)(2)	2006(1)(2)	2005(1)(2)
Net revenue	$5,403	$5,808	$5,858	$5,627	$5,848
Cost of sales	3,131	3,488	3,669	2,833	3,456
Gross margin	2,272	2,320	2,189	2,794	2,392
Research and development	1,721	1,848	1,771	1,190	1,144
Marketing, general and administrative	994	1,304	1,360	1,138	1,016
In-process research and development	—	—	—	416	—
Legal settlement(3)	(1,242)	—	—	—	—
Amortization of acquired intangible assets and integration charges	70	137	236	67	—
Impairment of goodwill and acquired intangible assets	—	1,089	1,132	—	—
Restructuring charges	65	90	—	—	—
Gain on sale of 200 millimeter equipment	—	(193)	—	—	—
Operating income (loss)	664	(1,955)	(2,310)	(17)	232
Interest income	16	39	73	116	37
Interest expense(4)	(438)	(391)	(382)	(126)	(105)
Other income (expense), net(5)	166	(37)	(118)	(13)	(134)
Income (loss) before equity in net income (loss) of investees and income taxes	408	(2,344)	(2,737)	(40)	30
Equity in net income (loss) of investees(5)	—	—	(44)	(45)	3
Provision (benefit) for income taxes(6)	112	68	27	23	(7)
Income (loss) from continuing operations	296	(2,412)	(2,808)	(108)	40
Income (loss) from discontinued operations, net of tax(7)	(3)	(684)	(551)	(30)	—
Net income (loss)	293	(3,096)	(3,359)	(138)	40
Net (income) loss attributable to noncontrolling interest(8)	83	(33)	(35)	(28)	125
Class B preferred accretion(9)	(72)	—	—	—	—
Net income (loss) attributable to AMD common stockholders	$304	$(3,129)	$(3,394)	$(166)	$165
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.46	$(4.03)	$(5.09)	$(0.28)	$0.41
Discontinued operations	—	(1.12)	(0.99)	(0.06)	—
Basic net income (loss) attributable to AMD common stockholders per common share	$0.46	$(5.15)	$(6.08)	$(0.34)	$0.41
Diluted
Continuing operations	$0.45	$(4.03)	$(5.09)	$(0.28)	$0.37
Discontinued operations	—	(1.12)	(0.99)	(0.06)	—
Diluted net income (loss) attributable to AMD common stockholders per common share	$0.45	$(5.15)	$(6.08)	$(0.34)	$0.37
Shares used in per share calculation
Basic	673	607	558	492	400
Diluted	678	607	558	492	441
Long-term debt, capital lease obligations and other, less current portion and other long term liabilities	$4,947	$5,059	$5,421	$4,189	$1,786
Total assets(10)	$9,078	$7,672	$11,547	$13,147	$7,288

(1)

We acquired ATI Technologies in October 2006. 2006 includes the operations of ATI for the period from October 25, 2006 through December 31 2006. In addition, 2006 consisted of 53 weeks whereas 2009, 2008, 2007 and 2005 consisted of 52 weeks. As a result, 2006 is not fully comparable to the other periods presented.

(2)

Includes the effects of the retrospective adoption of new accounting guidance for convertible debt that may be settled in cash upon conversion, as well as the new presentation guidance for noncontrolling interest. We adopted the new accounting guidance in the first quarter of 2009.

(3)

On November 11, 2009, we entered into a comprehensive settlement agreement with Intel. Pursuant to the settlement agreement, Intel paid us $1.25 billion in December 2009 and we recorded a $1.242 billion gain, net of certain expenses.

(4)	The increase in interest expense from $126 million in 2006 to $382 million in 2007 primarily resulted from interest on newly issued debt or drawdowns under existing loan agreements.
(5)

In 2005, we recorded a loss of $110 million due to the dilution in our ownership interest in Spansion Inc. from 60 percent to approximately 38 percent in connection with Spansion’s initial public offering (IPO). This amount represented the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us and is included in the caption “Other income (expense), net” in our 2005 consolidated statement of operations. From December 21, 2005, the date that Spansion closed its IPO, through December 25, 2005 and for all of 2006 we used the equity method of accounting to reflect our share of Spansion’s net income (loss). We include this information under the caption, “Equity in net income (loss) of investees,” on our consolidated statements of operations. In September 2007, as a result of our loss of the ability to exercise significant influence over Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities. In 2007, 2008 and 2009 we recorded other than temporary impairment charges of $111 million, $53 million and $3 million, respectively, related to our investment in Spansion. This amount is included under the caption “Other income (expense), net” in our consolidated statements of operations.

(6)

The 2009 provision for income taxes was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of our ownership interests in certain German subsidiaries to GF. The 2008 provision for income taxes primarily resulted from increases in net deferred tax liabilities in our German subsidiaries reduced by net current tax benefits in other jurisdictions.

(7)

During the second quarter of 2008, we decided to divest the Digital Television business and classified it as discontinued operations. During the third quarter of 2008, we entered into an agreement with Broadcom to sell certain assets related to the Digital Television business unit. The sale transaction was completed on October 27, 2008 for $141.5 million and all periods have been recast to conform to this presentation.

(8)

The 2009 noncontrolling interest amounts are primarily related to GF and represent the allocation of the operating results to ATIC, which, during 2009, was considered the noncontrolling partner of GF. The 2008, 2007, and 2006 noncontrolling interest amounts represent the guaranteed rate of return of between 11 and 13 percent related to the limited partnership contributions that our former German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG) received from its unaffiliated partners (Fab 36 Ownership Interest). The 2005 noncontrolling interest amount includes the Fab 36 Ownership Interest and the ownership interest in Spansion held by Fujitsu.

(9)	Represents the guaranteed rate of return that ATIC earns on its ownership of GF Class B preferred stock.
(10)

Total assets increased $1,406 million from 2008 to 2009 primarily due to higher cash, cash equivalents and marketable securities due to the cash received, including GF cash, in connection with the consummation of the GF manufacturing joint venture transaction. Total assets decreased $3,878 million from 2007 to 2008 primarily due to the impairment of ATI acquisition-related goodwill and acquired intangible assets, lower cash, cash equivalents and marketable securities due to our significant losses, and the sale and impairment of assets associated with the divestiture of the Digital Television business unit in 2008. Total assets decreased $1,597 million from 2006 to 2007 primarily due to the impairment of ATI acquisition-related goodwill and intangible assets. Total assets increased $5,859 million from 2005 to 2006 primarily as a result of the acquisition of ATI.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of December 26, 2009 and December 27, 2008 and for each of the three years in the period ended December 26, 2009 and related notes, which are included in this Form 10-K as well as with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Introduction

We are a global semiconductor company that designs and sells microprocessors, chipsets and graphics processors. Within the global semiconductor industry, we offer primarily:

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

In March 2009, we formed GLOBALFOUNDRIES (GF), a manufacturing joint venture, with Advanced Technology Investment Company LLC (ATIC), and West Coast Hitech L.P. (WCH), acting through its general partner, West Coast Hitech G.P. Ltd. (See below for further discussion regarding GF).

In MD&A, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for 2009 compared to 2008 and 2008 compared to 2007, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we were required to consolidate the accounts of GF and its consolidated subsidiaries from March 2, 2009 through December 26, 2009. Accordingly, for this period, references in this Item 7 and in Item 8 “Financial Statements and Supplementary Data” to “us,” “our,” or “AMD” include the consolidated operating results of AMD and its consolidated subsidiaries and GF and its consolidated subsidiaries.

Overview

Fiscal 2009 was a transformational year in which we emerged with a new business model focused on semiconductor design that leverages our technology portfolio of x86 microprocessor and graphics technologies. The credit market crisis and other macroeconomic challenges that affected the global economy in 2008 continued and contributed to a challenging business environment for us during the first half of 2009. In particular, due to the credit markets and the reduced leverage in the economy, both business and consumer spending, including with respect to end-user products that incorporate our products, was at depressed levels during the first half of 2009. In light of the economic environment, one of our key priorities entering 2009 was to preserve cash and reduce operating expenses. To that end, in the first quarter of 2009 we continued to implement the cost reduction activities that we began in 2008 through additional headcount reductions, temporary salary reductions for employees in the United States and Canada and suspension of certain employee benefits. During 2009, we also decreased our capital expenditures to $466 million compared to $621 million in 2008 and reduced our manufacturing output in order to control our inventory levels. In March 2009, we formed GF, a manufacturing joint venture to which we contributed our front-end manufacturing assets, thereby significantly decreasing the cost-intensive burden of building and operating our own fabrication facilities.

In the second half of 2009, end user PC demand stabilized. During this time we delivered visually-rich platforms, higher-performance six-core server processors and industry-leading graphics products. In an improving global macroeconomic environment, we saw increased customer and end user demand for our products, especially our six-core AMD Opteron processors for servers, which we introduced in June 2009 and our ATI Radeon 5000 series of GPUs, which we introduced in September 2009. We also settled the AMD-Intel litigation in November 2009, resulting in a new patent cross-licensing agreement, unprecedented ground-rules for fair competition in the microprocessor industry and a cash settlement of $1.25 billion for AMD. As economic conditions and our performance improved in the fourth quarter of 2009, we also restored salaries to pre-reduction levels, and in the first quarter of 2010, we will make a one-time payment to restore the full salary for the September through November 2009 period to all of our employees who participated in the salary reduction during that time.

Net revenue for 2009 was $5.4 billion, a decrease of 7 percent compared to 2008 net revenue of $5.8 billion. Net revenue in 2008 included $191 million of process technology license revenue related to the sale of 200 millimeter equipment. Excluding the favorable impact of this process technology license revenue, which we believe gives a more comparable view of net revenue, 2009 net revenue would have declined 4 percent compared to 2008 due to a 5 percent decrease in the net revenue of our Computing Solutions segment. The decrease in our Computing Solutions segment net revenue was due to a significant decrease in average selling price throughout 2009. Competitive market conditions and the macroeconomic challenges that affected the global economy during the first half of 2009 caused us to decrease the price of many of our Computing Solutions products and also contributed to a shift in our product mix to lower end microprocessors. However, buoyed by an improving economy and increasing demand for our products, net revenue of our Computing Solutions segment improved 39 percent in the fourth quarter of 2009 compared to the fourth quarter of 2008 and 14 percent compared to the third quarter of 2009 due to a significant increase in unit shipments.

Gross margin as a percentage of net revenue was 42 percent in 2009, a 2 percentage point increase compared to 40 percent in 2008. Gross margin in 2009 included a $171 million, or 3 percent, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. Gross margin in 2008 included a $191 million, or 2 percent, favorable impact from process technology license revenue recorded in our Computing Solutions segment and a $227 million, or 4 percent, negative impact from an incremental write-down of inventory. Without the effect of the above events in 2009 and 2008, which we believe gives a more comparable view, gross margin would have been 39 percent in 2009 compared to 42 percent in 2008. Gross margin in the first half of 2009 was adversely impacted by depressed average selling price and the under-utilization of GF’s manufacturing facilities as a result of reduced demand for our microprocessor products. However, the adverse impact of these factors on 2009 gross margin was partially mitigated by developments during the second half of 2009, including improvements in utilization of GF’s manufacturing facilities and improvements in our unit costs primarily due to an increase in unit shipments of microprocessors that were manufactured using 45 nm process technology.

Our operating income for 2009 was $664 million compared to an operating loss of $2.0 billion in 2008. In 2008, the operating loss included a $193 million gain on the sale of 200 millimeter equipment, $191 million of process technology license revenue and $1.1 billion in impairment charges and charges related to the write-down of assets. In the fourth quarter of 2009, operating income included $1,242 million of income from the settlement of our litigation with Intel. Without the impact of these events, which we believe gives a more comparable view, our operating income would have improved $672 million due principally to a $437 million decrease in our research and development and marketing general and administrative expenses primarily due to the effect of our cost reduction initiatives.

Our cash, cash equivalents and marketable securities as of December 26, 2009 were $2.7 billion compared to $1.1 billion at December 27, 2008. Of the $2.7 billion cash, cash equivalents and marketable securities, $904 million constituted GF cash and cash equivalents. This increase was primarily due to proceeds received upon the consummation of the GF manufacturing joint venture transaction in the first quarter of 2009, proceeds of $1.25 billion from the settlement of our litigation with Intel and $440 million from the issuance of our 8.125% Notes, partially offset by approximately $1.8 billion in payments for the redemption and repurchase of our outstanding debt.

In 2009, we also made significant progress in improving our balance sheet by significantly reducing our debt. Without taking into account GF’s indebtedness, during 2009 we reduced our debt by approximately $1.2 billion. We enter 2010 with a new business model, compelling products and stronger customer demand in an improved economic environment. In addition, beginning in the first quarter of 2010, we will no longer consolidate the operations of GF. As a result, we expect that in the future, our consolidated cost of sales will be higher and operating expenses will be lower. We also expect that interest expense will be significantly lower because we no longer consolidate GF’s indebtedness.

GLOBALFOUNDRIES

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, ATIC, and WCH, pursuant to which we formed GF. At the Closing, we contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning our manufacturing facilities, certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of our patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange we received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to us in exchange for the transfer by us of 700,000 GF Class B Preferred Shares.

At the Closing, we also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are currently exercisable and expire on March 2, 2019. The shares issuable under these Warrants have been included in our basic earnings per share calculation from the third quarter of 2009 when the Warrants became exercisable.

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

As of the Closing, AMD and ATIC owned 1,090,950, or 83.3 percent, and 218,190, or 16.7 percent, respectively, of Class A Preferred Shares, and ATIC owned 100 percent of the Class B Preferred Shares and 100 percent of the Class A Notes and Class B Notes.

In July 2009, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B

Notes. We declined to participate in the funding request. As of December 26, 2009, on a fully converted to Ordinary Shares basis, we owned approximately 31.6 percent of GF and ATIC owned approximately 68.4 percent of GF.

In November 2009, upon the settlement of our litigation with Intel, and the execution of a patent cross-license agreement between us and Intel, a Reconciliation Event, was deemed to have occurred.

Class B Preferred Shares.    The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a liquidation, dissolution or winding up of GF (Liquidation Event). Each Class B Preferred Share is deemed to accrete in value at a rate of 12 percent per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B Preferred Shares or upon conversion of the Class B Preferred Shares. Upon a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate. Each Class B Preferred Share will also automatically convert into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The initial Class B Conversion Rate is 100 Class B Ordinary Shares for each Class B Preferred Share, subject to customary anti-dilution adjustments. The Class B Preferred Shares currently vote on an as-converted basis with any outstanding Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Preferred Shares.    The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event. The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. Upon a Liquidation Event, each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of any remaining assets of GF, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder, into Class B Ordinary Shares at the then applicable Class A Conversion Rate. Each Class A Preferred Share will also automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The initial Class A Conversion Rate is 100 Class B Ordinary Shares for each Class A Preferred Share, subject to customary anti-dilution adjustments. The Class A Preferred Shares currently vote on an as-converted basis with any outstanding Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes.    The Class A Notes accrue interest at a rate of 4 percent per annum, compounded semiannually. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes mature on March 2, 2019; however they automatically convert into Class A Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date. As of December 26, 2009, the aggregate principal amount of Class A Notes was $254 million.

Class B Subordinated Convertible Notes.    The Class B Notes accrue interest at a rate of 11 percent per annum, compounded semiannually. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes mature on March 2, 2019; however they automatically convert into GF Class B Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date. As of December 26, 2009, the aggregate principal amount of Class B Notes was $1,015 million.

AMD, ATIC and GF are also parties to a Shareholders’ Agreement, a Funding Agreement and a Wafer Supply Agreement, certain terms of each of which are summarized in Part I, Item 1—Business, above.

Based on the structure of the GF transaction and the guidance on accounting for interests in variable interest entities during 2009, GF was deemed a variable-interest entity, and we were deemed to be the primary beneficiary. Therefore, we were required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, is presented outside of stockholders’ equity in the consolidated balance sheet due to ATIC’s right to put those securities back to us in the event of a change of control of AMD during the two years following the Closing. Our net income (loss) attributable to common stockholders per share consists of consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7 percent as of December 26, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to us, based on the proportional ownership interest of GF’s Class A Preferred Shares (83.3 percent as of December 26, 2009).

On December 18, 2009, ATIC II, an affiliate of ATIC, acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with our consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (the MOA), which provides for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrication services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009 prior to obtaining any required regulatory approvals, we agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF board approval. Additionally, if any such matters come before the GF board, we agreed that our designated GF directors will vote in the same manner as the majority of ATIC-designated GF board members voting on any such matters. As a result of waiving these approval rights, as of December 28, 2009, for financial reporting purposes we no longer shared the control with ATIC over GF.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for us beginning the first day of fiscal 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance and (ii) be exposed to losses and returns, will be the primary beneficiary who should then consolidate the variable interest entity. We evaluated whether the governance changes described above would, pursuant to the new guidance, affect our consolidation of GF. We considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes referenced above whereby we now only have protective rights relative to the operations of GF, we concluded that ATIC is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, beginning fiscal 2010, we will deconsolidate GF and account for GF under the equity method of accounting. We will continue applying the equity method of accounting until we are deemed to no longer have the ability to significantly influence the operations of GF.

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present. We perform the annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates. The key assumptions we use to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 13 percent to 32 percent. Discount rates are based on our weighted average cost of capital, adjusted for the risks associated with operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Impairment of Long-Lived Assets including Acquired Intangible Assets.    We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability of the asset by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate, which ranges from 18 percent to 30 percent, to apply to the estimated future cash flows, and in evaluating the results of appraisals or other valuation methods. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset. The new carrying value of the related asset is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

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

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, equity in net income (loss) of investees and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

•

the Graphics segment, which included graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

During the fourth quarter of 2008, we determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result we classified the results of the Handheld business unit back into continuing operations.

In the first quarter of 2009, as a result of the formation of GF, we began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology; and

•

the Foundry segment, which includes operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF, from March 2, 2009 to December 26, 2009.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, restructuring charges and impairment charges for goodwill and intangible assets. The income we recognized from our settlement agreement with Intel and the results of the Handheld business unit, which consist of revenue from sales of AMD Imageon media processors and other handheld products, are also reported in the All Other category.

Starting in the first quarter of 2009, we also have an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment. Beginning in the first quarter of 2010, we will no longer report the Foundry segment and Intersegment Eliminations category due to the deconsolidation of GF.

We use a 52- to 53-week fiscal year. Our fiscal year ends on the last Saturday in December. The years ended December 26, 2009, December 27, 2008 and December 29, 2007 each included 52 weeks. References in this report to 2009, 2008 and 2007 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2009, 2008 and 2007. Information specific to the Foundry segment and Intersegment Eliminations for periods prior to 2009 have not been recast to reflect the segment changes noted above because it is not practicable to do so. Accordingly, 2009 information is not comparable to prior period information.

	2009	2008	2007
	(In Millions)
Net revenue:
Computing Solutions	$4,131	$4,559	$4,702
Graphics	1,206	1,165	992
Foundry	1,101	—	—
All Other	66	84	164
Intersegment Eliminations	(1,101)	—	—
Total net revenue	$5,403	$5,808	$5,858

Operating income (loss):
Computing Solutions	$127	$(461)	$(712)
Graphics	50	12	(39)
Foundry	(433)	—	—
All Other	968	(1,506)	(1,559)
Intersegment Eliminations	(48)	—	—
Total operating income (loss)	664	(1,955)	(2,310)
Interest income	16	39	73
Interest expense	(438)	(391)	(382)
Other income (expense), net	166	(37)	(118)
Equity in net income (loss) of investees	—	—	(44)
Income (loss) from continuing operations before income taxes	$408	$(2,344)	$(2,781)

Computing Solutions

Computing Solutions net revenue of $4.1 billion in 2009 decreased 9 percent compared to net revenue of $4.6 billion in 2008. In 2008, Computing Solutions net revenue included $191 million in revenue from the licensing of certain manufacturing process technology to a third party, which accounted for 4 percent of this total. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased 5 percent primarily as a result of a 16 percent decrease in the average selling price partially offset by a 13 percent increase in unit shipments. The average selling price decreased primarily due to a decrease in the average selling price of microprocessors, especially for notebook PCs, and a greater mix of chipsets, which typically have a lower average selling price. Competitive market conditions and the macroeconomic challenges that affected the global economy, especially in the first half of 2009, caused us to decrease the price of many of our Computing Solutions products, and also contributed to a shift in our product mix to lower end microprocessors. The increase in unit shipments was primarily attributable to an increase in demand for chipsets and microprocessors for notebooks. Chipset unit shipments increased, especially in the second half of 2009, as customers increasingly adopted AMD chipsets with our microprocessor products. Unit shipments of our microprocessors for notebooks increased, especially in the fourth quarter of 2009, due to increased demand in the overall notebook PC market, as end users increasingly demanded notebook PCs over desktop PCs.

Computing Solutions net revenue of $4.6 billion in 2008 decreased 3 percent compared to net revenue of $4.7 billion in 2007. In 2008, Computing Solutions net revenue included $191 million from the licensing of manufacturing process technology Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased by $334 million or 7 percent compared to 2007 due to a 4 percent decrease in the average selling price and a 3 percent decrease in unit shipments of our Computing Solutions products. The decrease in the average selling price was primarily due to a decrease in the average selling price for both our microprocessors and chipset products. Although our microprocessor product mix improved, the average selling price for our microprocessors decreased due to competitive market conditions. The average selling price for our chipsets decreased due to competitive pricing pressure and an unfavorable shift in our product mix toward older generation chipsets. Unit shipments decreased due to decreased shipments of our microprocessors as a result of significantly lower end-user demand in the fourth quarter of 2008, which resulted in our customers reducing or cancelling orders for our products in order to bring their inventory levels into balance to address end-user demand and the uncertain macroeconomic environment.

Computing Solutions operating income was $127 million in 2009 compared to an operating loss of $461 million in 2008. Operating results for 2009 are not comparable to operating results for 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment. Operating loss in 2008 included a $193 million gain on the sale of 200 millimeter equipment and $191 million of process technology license revenue that did not occur in 2009.

Computing Solutions operating loss was $461 million in 2008 compared to an operating loss of $712 million in 2007. The reduction in operating loss was due to the recognition of the $191 million of process technology license revenue referenced above, a $193 million gain on the sale of 200 millimeter equipment that did not occur in 2007, a $168 million decrease in cost of sales, and a $97 million decrease in marketing, general and administrative expenses partially offset by a $63 million increase in research and development expenses. Cost of sales decreased due to lower microprocessor unit volume and manufacturing cost reductions in 2008. The lower costs were partially offset by a $214 million incremental write-down of inventory related to Computing Solutions products in the fourth quarter of 2008. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue of $1.21 billion in 2009 increased 3 percent compared to net revenue of $1.17 billion in 2008. The increase was due to a 5 percent increase in revenue from the sale of GPU products partially offset by a 3 percent decrease in royalty revenue received in connection with sales of game console systems that incorporate our graphics technology. Revenue from the sale of GPU products increased due to an increase in GPU unit shipments partially offset by a decrease in GPU average selling price. GPU unit shipments increased primarily due to an increase in demand for our graphics products, especially our 40 nm ATI Radeon HD 5000 series of products, which we introduced in September 2009. We believe that the increase in GPU unit shipments was limited as a result of supply constraints with respect to our next generation GPUs. GPU average selling price decreased due to competitive pricing pressure and a shift in our product mix to more value-priced GPUs. However, the decline in GPU average selling price that we experienced during the first three quarters of 2009 was mitigated by improved GPU average selling price in the fourth quarter of 2009 primarily due to sales of our higher priced ATI Radeon HD 5000 series of products. Royalty revenue decreased primarily due to decreased demand for the latest generation of game consoles in light of the macroeconomic environment in the first half of 2009.

Graphics net revenue of $1.17 billion in 2008 increased 17 percent compared to 2007 revenue of $992 million. The increase was primarily due to a 12 percent increase in revenue from sales of GPU products and a 76 percent increase in royalty revenue from the sales of game consoles that incorporate our graphics technology. Revenue from the sales of GPU products increased due to an increase in unit shipments of GPUs while the GPU average selling price was approximately flat. GPU unit shipments increased in 2008 compared to 2007 due to demand for new products, including the ATI Radeon HD 4000 series of products which we introduced in June 2008. Although unit shipments increased in 2008 compared to 2007, we saw a significant decline in unit shipments in the fourth quarter of 2008 due to the weak macroeconomic environment and resulting decrease in demand. Royalty revenue increased due to increased demand for the latest generation of game consoles.

Graphics operating income was $50 million in 2009 compared to operating income of $12 million 2008. The increase in operating results was primarily due to a $41 million increase in net revenue described above and a $29 million decrease in marketing, general and administrative expenses due to a reduction in discretionary spending. These decreases were partially offset by a $29 million increase in cost of sales because of higher GPU unit shipments.

Graphics operating income in 2008 was $12 million compared to an operating loss of $39 million in 2007. The $51 million operating improvement was due to the increase in revenue referenced above. The increase in revenue was partially offset by a $77 million increase in cost of sales because of higher GPU unit shipments and increased research and development and marketing, general and administrative expenses, which increased for the reasons set forth under “Expenses” below.

Foundry

Foundry net revenue was $1.1 billion in 2009. Foundry operating loss was $433 million in 2009. Prior to the first quarter of 2009, we did not have a Foundry segment and, therefore, the results of operations in 2009 for the Foundry segment are not comparable to 2008.

All Other

All Other net revenue of $66 million in 2009 decreased 21 percent compared to $84 million in 2008. All Other net revenue decreased because we no longer develop new Handheld products, and we experienced reduced customer orders in 2009.

All Other net revenue of $84 million in 2008 decreased by $80 million or 49 percent compared to net revenue of $164 million in 2007 mainly due to decreased demand from one of the major customers of our Handheld products.

All Other operating income of $968 million in 2009 increased by $2.5 billion compared to an operating loss of $1.5 billion in 2008. The improvement in operating results was primarily attributable to $1,242 million of income from the settlement of our litigation with Intel in the fourth quarter of 2009. Additionally, in 2008, we had a $1.1 billion impairment charge, which included a goodwill write-down of $1.0 billion and a write-down of specific intangible assets of $130 million. There were no corresponding charges in 2009. The improvement was also impacted by a $67 million decrease in amortization of acquired intangible assets due to the write-down of certain intangible assets in 2008 and a $25 million decrease in restructuring charges.

All Other operating loss of $1.5 billion in 2008 decreased by $53 million compared to an operating loss of $1.6 billion in 2007. The decrease in the operating loss was primarily attributable to a $124 million decrease in ATI acquisition-related charges and a $43 million decrease in impairment of goodwill and acquired intangible assets, partially offset by $90 million in restructuring charges and $23 million of expenses in connection with the formation of GF in 2008. ATI acquisition-related charges decreased in 2008 compared to 2007 due to a decrease in amortization expense of acquired intangible assets of $72 million, an $89 million decrease in the write down of acquisition-related intangible assets in 2008, a decrease of $27 million in integration charges, and the absence of a $25 million charge related to the cost of fair value adjustment of acquired inventory.

Intersegment Eliminations

Intersegment eliminations represent eliminations during consolidation in revenue and in cost of sales and profits on inventory between the Computing Solutions segment and the Foundry segment. For 2009, intersegment eliminations of revenue were $1.1 billion and intersegment eliminations of cost of sales and profits on inventory were $48 million. Beginning in the first quarter of 2010, we will no longer have intersegment eliminations due to the deconsolidation of GF.

Comparison of Gross Margin, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Other Expenses

The following is a summary of certain consolidated statement of operations data for 2009, 2008 and 2007.

	2009	2008	2007
	(In millions except for percentages)
Cost of sales	$3,131	$3,488	$3,669
Gross margin	2,272	2,320	2,189
Gross margin percentage	42%	40%	37%
Research and development	$1,721	$1,848	$1,771
Marketing, general and administrative	994	1,304	1,360
Legal settlement	(1,242)	—	—
Amortization of acquired intangible assets and integration charges	70	137	236
Impairment of goodwill and acquired intangible assets	—	1,089	1,132
Restructuring charges	65	90	—
Gain on sale of 200 millimeter equipment	—	(193)	—
Interest income	16	39	73
Interest expense	(438)	(391)	(382)
Other income (expense), net	166	(37)	(118)
Equity in net loss of investees	—	—	(44)
Provision (benefit) for income taxes	112	68	27

Gross Margin

Gross margin as a percentage of net revenue was 42 percent in 2009, a 2 percentage point increase compared to 40 percent in 2008. Gross margin in 2009 included a $171 million, or 3 percent, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. Gross margin in 2008 included a $191 million, or 2 percent, benefit from process technology license revenue recorded in our Computing Solutions segment and a $227 million, or 4 percent, negative impact from an incremental write-down of inventory. Without the effect of the above events in 2009 and 2008, which we believe gives a more comparable view, gross margin would have been 39 percent in 2009 compared to 42 percent in 2008. Gross margin in the first half of 2009 was adversely impacted by depressed average selling price and the under-utilization of GF’s manufacturing facilities as a result of reduced demand for our microprocessor products. However, the adverse impact of these factors on 2009 gross margin was partially mitigated by developments during the second half of 2009, including improvements in utilization of GF’s manufacturing facilities and an improvement in our unit costs primarily due to an increase in unit shipments of microprocessors manufactured using 45 nm process technology.

Gross margin as a percent of net revenue increased to 40 percent in 2008 compared to 37 percent in 2007. However, gross margin in 2008 was impacted by the following two events: the $191 million process technology license revenue recorded in our Computing Solutions segment favorably impacted gross margin in 2008 by 2 percentage points while the $227 million incremental write-down of inventory negatively impacted gross margin in 2008 by 4 percentage points. Without the effect of these items, gross margin would have been 42 percent in 2008 compared to 37 percent in 2007. This improvement in gross margin was primarily due to an improvement in fab utilization and reductions in manufacturing costs. Gross margin in 2008 was also favorably impacted by 1 percentage point due to the 76 percent increase in royalty revenue in connection with the sale of game consoles that incorporate our graphics technology. Although we experienced a richer product mix in 2008 compared to 2007, competitive pricing pressures mitigated any significant benefits to gross margin.

We record the grants and allowances that GF receives from the State of Saxony and the Federal Republic of Germany for their Dresden facilities as long-term liabilities on our consolidated financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. The amortization of the production related grants and allowances is recorded as a credit to cost of sales. The credit to cost of sales totaled

$46 million in 2009, $86 million in 2008 and $138 million in 2007. The fluctuations in the recognition of these credits have not significantly impacted our consolidated gross margins. With the deconsolidation of GF, our future consolidated financial statements will no longer directly reflect such credits to cost of sales. However, these credits will have a favorable impact on the amounts that we pay GF pursuant to the Wafer Supply Agreement.

Pursuant to Wafer Supply Agreement between AMD and GF, we agreed to compensate GF on a cost-plus basis, which results in increased per unit manufacturing costs for AMD compared to manufacturing wafers in-house. Although this cost-plus arrangement has not impacted our consolidated financial statements while we were consolidating the financial results of GF, as of the first quarter of 2010, we will no longer consolidate the financial results of GF, and this cost-plus arrangement will have a negative impact on our reported gross margins.

Expenses

Research and Development Expenses

Research and development expenses decreased $127 million, or 7 percent, from $1.8 billion in 2008 to $1.7 billion in 2009. This decrease was primarily due to a $193 million decrease in product engineering and design costs, which reflected our efforts to reduce operating expenses, and was partially offset by a $62 million increase in manufacturing process technology expenses mainly incurred by GF. As a result of the deconsolidation of GF, we expect that our future research and development expenses will decrease.

Research and development expenses increased $77 million, or 4 percent, from $1,771 million in 2007 to $1,848 million in 2008. This increase was primarily due to a $63 million increase in research and development expenses attributable to the Computing Solutions segment and a $9 million increase in research and development expenses attributable to the Graphics segment. Research and development expenses for the Computing Solutions segment increased primarily due to higher product engineering and design costs for our next generation microprocessor products and start-up costs for our former manufacturing facility, Fab 38. Research and development expenses for the Graphics segment increased primarily due to higher product engineering and design costs.

From time to time, GF applies for subsidies relating to certain research and development projects. We recorded these research and development subsidies in our consolidated financial statements as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy allowance are met. The credit to research and development expenses was $46 million in 2009, $36 million in 2008 and $30 million in 2007.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $310 million or 24 percent, from $1.3 billion in 2008 to $994 million in 2009. This decrease was primarily due to a $216 million decrease in cooperative advertising programs due to decreased sales and cost reduction activities, a $99 million decrease in corporate sales and marketing expenses due to our cost cutting efforts and a $16 million decrease in other administrative expenses. On November 12, 2009, Intel and AMD entered into an agreement to end all outstanding legal disputes between the companies including antitrust litigation and patent cross license disputes. As a result of this agreement, we expect that our legal expenses will decrease in 2010. In addition, as a result of the deconsolidation of GF, we expect that our future marketing, general and administrative expenses will decrease.

Marketing, general and administrative expenses decreased $56 million, or 4 percent, from $1.4 billion in 2007 to $1.3 billion in 2008. This decrease was primarily due to a $97 million decrease in corporate marketing and branding expenses for our Computing Solutions segment and a $25 million decrease in stock-based compensation expense, which decreased for the reasons set forth under “Stock-Based Compensation Expense,” below. These decreases were partially offset by a $33 million increase in marketing, general and administrative expenses for the Graphics segment and $23 million of expenses in connection with the formation of GF. Graphics’ marketing, general and administrative expenses increased due to higher marketing and cooperative advertising costs related to the launch of new products.

Legal Settlement

On November 12, 2009, we entered into an agreement with Intel to end all outstanding legal disputes between the companies including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

•	AMD and Intel agreed to a new 5-year patent cross license agreement that gives AMD broad rights and the freedom to operate a business utilizing multiple foundries;

•	Intel and AMD waived all claims of breach from the previous license agreement;

•	Intel paid us $1.25 billion;

•	Intel agreed to abide by a set of business practice provisions going forward;

•	We dropped all pending litigation, including the case in U.S. District Court in Delaware and two cases pending in Japan; and

•	We withdrew all of our regulatory complaints worldwide;

This settlement encompasses all antitrust litigation and disputes and there are no future obligations that we need to perform to earn this settlement payment. That is, the patent cross license agreement represents fully paid up licenses by both AMD and Intel for which no future payments or delivery is required. Accordingly, we recognized the entire settlement amount in our fiscal 2009 operating results.

Amortization of Acquired Intangible Assets and Integration Charges, and Impairment of Goodwill and Acquired Intangible Assets.

Amortization of Acquired Intangible Assets and Integrations Charges

Amortization of acquired intangible assets and integration charges decreased $67 million, or 49 percent, from $137 million in 2008 to $70 million in 2009. This decrease was due to the write-down of certain acquired intangible assets as a result of the 2008 impairment analyses.

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

Impairment of Goodwill and Acquired Intangible Assets

2009 Impairment Analysis

In the fourth quarter of 2009 we conducted our annual impairment test of goodwill. We considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 16 percent to 18 percent. Based on the results of our annual analysis of goodwill, the fair values exceeded the carrying values of each of our reporting units by a significant amount (Step 1), indicating that there was no goodwill impairment. As of December 26, 2009 we did not have any reporting units that were at risk of failing Step 1 of the goodwill impairment test. Our cost basis of goodwill deductible for tax was $2.6 billion. Our adjusted basis after tax deductions through 2009 is $1.7 billion.

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

The outcome of our goodwill impairment analysis indicated that the carrying amount of certain of our Handheld and Digital Television business unit acquisition-related intangible assets or asset groups may not have been recoverable. We determined that the carrying amounts of certain acquisition-related intangible assets associated with our Handheld and Digital Television business units exceeded their estimated fair values, and we recorded an impairment charge of $77 million, of which $67 million related to the Handheld business unit and is included in the caption “Impairment of goodwill and acquired intangible assets” and $10 million related to the Digital Television unit and is included in the caption, “Income (loss) from discontinued operations, net of tax” in our 2008 consolidated statement of operations.

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

2007 Impairment

In the fourth quarter of 2007, pursuant to our accounting policy, we performed an annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill included in our Graphics and former Consumer Electronics segments exceeded their implied fair values and recorded an impairment charge of approximately $1.26 billion, of which $913 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $346 million is included in the caption “Income (loss) from discontinued operations, net of tax” in our 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill. While market valuation data for comparable companies was gathered and analyzed, we concluded that there was not sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach, and therefore we ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates ranging from 13 percent to 15 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was developed as part of our strategic planning cycle conducted annually during the latter part of the third quarter of 2007. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the ATI acquisition. The updated financial forecast for our Graphics segment was lower primarily because of intense pricing competition with Nvidia throughout 2007, which required an increase in sales and marketing activities to a greater extent than we previously forecasted. In addition, we had invested in the development of new graphics technologies to a greater extent than previously forecasted, which resulted in an increase in research and development expenses. Also, Intel announced its intention to develop a discrete graphics product. These factors resulted in lower near-term and longer-term forecasts of Graphics business revenues, operating profitability and cash flows compared to the forecasts at the time of the ATI acquisition.

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

Gain on sale of 200 millimeter equipment and the license of related process technology

During 2008, in conjunction with the conversion of Fab 30, our former manufacturing facility in Dresden, Germany, from 200 millimeter to 300 millimeter fabrication, we sold certain 200 millimeter manufacturing equipment and licensed certain process technology to a third party. We evaluated this multiple-element arrangement and determined that each component was considered a separate unit of accounting. In addition, the transaction consideration was allocated to each unit based on their relative fair values.

Upon delivery of a majority of the manufacturing equipment to the applicable third party, we recognized a gain of approximately $167 million, which is classified in the caption “Gain on sale of 200 millimeter equipment” in our 2008 consolidated statement of operations. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represents gains recognized on sales of 200 millimeter equipment to other third parties. In addition, we deferred recognizing approximately $49 million of payments received pending the future delivery of the remaining manufacturing equipment. Upon delivery of the process technology, we recognized revenue of approximately $191 million, which is included under the caption “Net revenue” in our 2008 consolidated statement of operations. During 2009, there was no activity related to the sale of 200 millimeter equipment, and the deferred gain of $47 million is classified under the caption “Other long-term liabilities” in our consolidated balance sheets.

Effects of Restructuring Plans

In the second and fourth quarters of 2008, we initiated restructuring plans (the 2008 Restructuring Plans) to reduce our cost structure. Both plans primarily involved the termination of employees.

The restructuring charges recorded in conjunction with the plan initiated during the second quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits and costs to terminate a contract. This plan was completed during the third quarter of 2009.

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. The remaining liability for this plan is primarily related to lease obligations that will be paid through 2012. We anticipate cash payments related to this liability to be $19 million in 2010, $2 million in 2011 and $2 million in 2012. We expect this plan to be substantially completed in the first half of 2010.

Restructuring charges for the 2008 Restructuring Plans have been aggregated and are included in the caption “Restructuring charges” in our consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the 2008 Restructuring Plans through December 26, 2009:

	December 26, 2009	December 27, 2008	Total
	(In millions)
Severance and benefits	$25	$53	$78
Contract or program terminations	12	13	25
Asset impairments	8	18	26
Facility consolidations and closures	15	6	21
Total	$60	$90	$150

The following table provides a roll forward of the liability associated with the 2008 Restructuring Plans:

	Severance and related benefits	Other exit-related costs
	(in millions)
Balance December 27, 2008	$18	$9
Net charges	25	27
Cash payments	(37)	(19)
Balance December 26, 2009	$6	$17

In December 2002, we initiated a restructuring plan (the 2002 Restructuring Plan) to align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to our Sunnyvale, California site, we entered into a sublease agreement for a portion of these facilities with Spansion Inc. On March 1, 2009, Spansion Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion Inc. filed a motion in that proceeding in which it indicated that it does not intend to perform its obligations under its sublease agreement with us. As a result of this and our ongoing assessment of the restructuring accrual, we recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in our consolidated statement of operations. These amounts will be paid through 2011.

The following table provides a roll forward of the liability associated with the 2002 Restructuring Plan:

Lease Obligations
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(17)
Balance December 26, 2009	$20

Interest Income

Interest income of $16 million in 2009 decreased from $39 million in 2008 primarily due to a 66 percent decrease in weighted-average interest rates during 2009 compared to 2008 partially offset by an increase in average cash balances during 2009.

Interest income of $39 million in 2008 decreased from $73 million in 2007, primarily due to a 39 percent decrease in weighted-average interest rates and lower average cash balances during 2008 compared to 2007.

Interest Expense

	2009	2008	2007
	(In millions)
Total interest charges	$439	$400	$405
Less: interest capitalized	(1)	(9)	(23)
Interest expense	$438	$391	$382

Total interest charges of $439 million in 2009 increased by $39 million from $400 million in 2008 primarily due to GF’s issuance of Class A Notes and Class B Notes to ATIC on March 2, 2009. These notes resulted in $92 million of interest expense in 2009. The increase was partially offset by a decrease of interest expense due to a lower principal amount outstanding under the 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG and a consortium of banks led by Dresdner Bank AG (Fab 36 Term Loan) and our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) due to repurchases occurring in the second and third quarters of 2009. There was $1 million of interest capitalization in 2009 related to GF’s construction of Fab 2, its semiconductor facility in Saratoga County, New York.

Total interest charges of $400 million in 2008 decreased by $5 million from $405 million in 2007 primarily due to a lower outstanding aggregate debt balance in 2008 compared to 2007. During 2008, we repaid $134 million of the principal amount outstanding under the Fab 36 Term Loan and repurchased $63 million of silent partnership contributions (which we classified as debt) from the unaffiliated partners of AMD Fab 36 KG. In addition, we did not incur any interest pursuant to our Credit Agreement with Morgan Stanley Senior Funding Inc., dated October 24, 2006 (October 2006 Term Loan) in 2008 whereas in 2007 we incurred interest through August 2007. These factors were partially offset by the increased interest incurred on our 6.00% Notes and 5.75% Notes, which were outstanding for all of 2008 but only for a portion of 2007.

Capitalized interest expense of $9 million in 2008 decreased by $14 million from $23 million in 2007. Capitalized interest expense decreased by an aggregate of $17 million from 2007 to 2008 because we discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production and we discontinued capitalizing interest for our campus in Austin, Texas in the fourth quarter of 2007 upon completion of construction. This was partially offset by a $3 million increase in capitalized interest expense related to the conversion of the Fab 38 facility in Dresden, Germany.

In the first quarter of 2009 we retrospectively adopted new accounting guidance for certain convertible debt (see Note 11 of Notes to Consolidated Financial Statements). This new guidance requires issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This adoption impacted our accounting for our 6.00% Notes whereby the equity component was included in the capital in excess of par value portion of stockholders’ equity on the balance sheet and the value of the equity component was treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense resulted by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. Because the guidance required retrospective adoption, interest expense reported in the accompanying consolidated financial statements for 2007 and 2008 is $15 million and $25 million higher than previously reported. Interest expense for 2009 under the new guidance is $25 million higher than it would have been under the previous guidance.

Other Income (Expense), Net

Other income, net in 2009 was $166 million compared to other expense, net of $37 million in 2008. In 2009, we repurchased $344 million principal amount of our 6.00% Notes for approximately $161 million in cash, resulting in a gain of approximately $174 million, and we repurchased $1,015 million principal amount of our 5.75% Notes for approximately $1,002 million in cash, resulting in a gain of approximately $6 million. In addition, we recognized a gain of $15 million on settlement of a liability related to certain foreign currency exchange contracts, a gain of $28 million on the sale of certain Handheld assets, and a $25 million gain from a class action legal settlement with DRAM manufacturers related to DRAM pricing. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture (described in more detail in the section “Off Balance Sheet Arrangements,” below), and a $27 million foreign exchange loss due to the unfavorable foreign exchange impact primarily on the euro denominated liabilities for our Foundry segment. During 2009, we also redeemed the remaining outstanding principal amount of our 7.75% Senior Notes due 2012 (7.75% Notes) resulting in a net loss of $11 million. During 2009, we also recorded an other than temporary impairment charge of $3 million relating to our investment in Spansion Inc., reducing the carrying value to zero. In 2008 we recorded a $53 million other than temporary impairment charge related to our investment in Spansion Inc., and a $24 million other than temporary impairment charge related to our portfolio of ARS. These charges were partially offset by a $33 million gain related to the repurchase of $60 million principal amount of our 6.00% Notes for approximately $20 million in cash and a gain of $11 million on acquiring the put option related to our holdings of UBS ARS, representing the fair value of this financial instrument.

Other expense, net in 2008 was $37 million compared to other expense, net of $118 million in 2007. During 2008, we recorded other than temporary impairment charges of $53 million related to our investment in Spansion Inc. and a $24 million other than temporary impairment charge related to our portfolio of ARS These losses were partially offset by a gain of $33 million recorded during the fourth quarter of 2008 due to the repurchase of $60 million principal amount of our 6.00% Notes for $20 million in cash. In addition, we recognized a gain of $11 million on acquiring the put option related to our holdings of UBS ARS, representing the fair value of this financial instrument. In 2007, we recorded other than temporary impairment charges of $111 million related to our investment in Spansion Inc. and a charge of $22 million for the write-off of unamortized debt issuance costs incurred in connection with our repayment of the October 2006 Term Loan. These charges were partially offset by a gain of $19 million on the sale of vacant land in Sunnyvale, California.

Income Taxes

We recorded an income tax provision of $112 million in 2009, $68 million in 2008 and $27 million in 2007. The income tax provision in 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of our ownership interests in the Dresden subsidiaries to GF plus foreign taxes in profitable locations offset by discrete tax benefits including the monetization of U.S. research and development credits. The income tax provision in 2008 primarily resulted from increases in net deferred tax liabilities in our former German subsidiaries reduced by net current tax benefits in other jurisdictions. The income tax provision in 2007 primarily resulted from current foreign taxes reduced by the reversal of deferred U.S. taxes related to indefinite-lived goodwill, resulting from the goodwill impairment charge we recorded during the year, and recognition of previously unrecognized tax benefits for tax holidays.

We were able to apply the special deduction provisions of IRC section 186 to the $1.25 billion payment received from the settlement of our litigation with Intel in November 2009. IRC section 186 allows prior year net operating losses to be taken as a special deduction in the current year.

As of December 26, 2009 substantially all of our U.S. and foreign deferred tax assets other than German deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 26, 2009, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 as well as employee stock purchases pursuant to our Employee Stock Purchase Plan for the year ended December 29, 2007 was allocated in our consolidated statements of operations as follows:

	2009	2008	2007
		(In millions)
Cost of sales	$3	$10	$11
Research and development	40	44	50
Marketing, general and administrative	32	23	48
Total stock-based compensation expense	75	77	109
Tax benefit	—	—	—
Stock-based compensation expense, net of tax	$75	$77	$109

Stock-based compensation expenses of $75 million in 2009 decreased $2 million compared to $77 million in 2008. This decrease was primarily a result of: (i) a cumulative catch up adjustment of expenses to reflect the effect of applying a higher forfeiture rate retrospectively in 2009, (ii) lower average grant date fair value 2009 as compared to 2008, and (iii) the forfeiture of certain stock option and RSU grants from employees transferring to GF. The decreases were substantially offset by the charges associated with the accelerated vesting of stock awards upon the retirement of our former Executive Chairman and Chairman of the Board in 2009.

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

For the year ended December 26, 2009, we did not have employee stock-based compensation expense for discontinued operations. For the year ended December 27, 2008 and December 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million and $3 million, respectively.

As of December 26, 2009, we had $28 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.49 years. Also, as of December 26, 2009, we had $74 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 2.34 years.

In June 2009, we launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under our 2004 Equity Incentive Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common stock with a weighted-average exercise price of $14.70 per share, and we cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of our common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized stock-based compensation expenses associated with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

International Sales

International sales as a percentage of net revenue were 87 percent in 2009 and 88 percent in 2008 and 2007. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of December 26, 2009, our cash, cash equivalents and marketable securities balances were approximately $2.7 billion, which included $904 million of GF’s cash and cash equivalents. Taking into account the 2010 deconsolidation of GF, we believe that cash, cash equivalents and marketable securities balances as of December 26, 2009, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures of approximately $160 million over the next twelve months related to, among other things, IT, our assembly and test facilities and investments supporting research and development efforts, including AMD Fusion product development. In addition, our debt and capital lease obligations as of December 26, 2009 were $4.7 billion, of which $2.0 billion represented GF obligations. In 2009, without taking into account GF’s indebtedness, we reduced our debt by approximately $1.2 billion.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. However, recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. This may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

While economic conditions have improved, there can be no assurance that this will continue in the future. If market conditions do not continue to improve or deteriorate, it may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our financial condition and results of operations.

Auction Rate Securities

The ongoing uncertainties in the credit markets continue to affect all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults and we have received all interest payments as they became due.

As of December 26, 2009, the par value of all our ARS was $165 million with an estimated fair value of $159 million. We have had redemptions, at par, totaling $19 million and $26 million, during 2009 and 2008, respectively. Total ARS, at fair value, represented 6 percent of our total investment portfolio as of December 26, 2009.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from them prior to February 13, 2008. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. As of December 26, 2009, we owned $69 million par value with an estimated fair value of $67 million of these securities, classified in marketable securities. We classified the amounts related to our UBS ARS holdings as current assets.

As of December 26, 2009, we classified our non-UBS student loan ARS holdings as non-current assets because there have been limited redemptions since the failures began. These ARS had a fair value of $58 million at December 26, 2009.

Operating Activities

Net cash provided by operating activities was $473 million in 2009, which includes $1.25 billion from the settlement of our litigation with Intel. Net income of $293 million was adjusted for non-cash charges consisting primarily of $1.1 billion of depreciation and amortization expense, $121 million of interest expense primarily related to GF’s Class A Notes and Class B Notes and our 6.00% Notes, $75 million of stock-based compensation expense, $28 million net loss from the sale and disposal of property, plant and equipment and $11 million net loss primarily related to the redemption of all of our 7.75% Notes. These charges were offset by a net gain of $180 million related to our repurchase of an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash and $1,015 million principal amount of our 5.75% Notes for $1,002 million in cash, amortization of foreign grants and allowances of $110 million and a gain of $28 million from the sale of certain Handheld assets. The net changes in operating assets at December 26, 2009 compared to December 27, 2008 included an increase in accounts receivable of $960 million, which included the non-cash impact of our financing arrangement with IBM Credit LLC, IBM United Kingdom Financial Services Ltd and IBM Factoring (CHINA) Co., Ltd (IBM parties). Under these arrangements, we sell to the IBM parties certain accounts receivable of our distributor customers. Because we do not recognize revenue until the distributors sell our products to their customers, we classify the funds that we receive from the IBM parties as debt. IBM’s collections of accounts receivable from our customers reduces our reported accounts receivable but does not affect cash flows from operations. During 2009, IBM collected approximately $535 million from our customers pursuant to this arrangement. Therefore, without considering IBM’s collections of the accounts receivables that we sold to them, the increase in accounts receivable was $425 million. This increase was primarily due to timing of sales and collections during 2009. There was also a decrease in accounts payable and accrued liabilities of $105 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of payments.

Net cash used in operating activities was $692 million in 2008. Net loss of $3.1 billion was adjusted for non-cash charges consisting primarily of $1.7 billion of goodwill and acquisition-related intangible impairment charges attributable to discontinued operations, $1.2 billion of depreciation and amortization expense, $83 million of stock-based compensation expense, $77 million of other than temporary impairment on our marketable securities, $29 million net loss from the sale and disposal of property, plant and equipment and $29 million of interest expense primarily related to our 6.00% Notes. These charges were offset by a $193 million net gain on the sale of certain 200-millimeter wafer fabrication equipment, the amortization of foreign grants and allowances of $107 million and a net gain of $34 million on our repurchase of a portion of our 6.00% Notes. The net changes in our operating assets at December 27, 2008 compared to December 29, 2007 included a decrease of $722 million in accounts payable and accrued liabilities primarily reflecting the effects of our cost cutting efforts and a decrease of $101 million in accounts receivable. During 2008, IBM collected approximately $221 million from our customers pursuant to the financing arrangements described above. Therefore, without considering IBM’s collections of the accounts receivables that we sold to them, the decrease in accounts receivable was $322 million primarily due to a decrease in sales and improved cash collection efforts in 2008. There was also a decrease of $64 million in prepaid and other current assets primarily related to a decrease in receivables of foreign grants and allowances.

Net cash used in operating activities was approximately $310 million in 2007. Our net loss of $3.4 billion was adjusted for non-cash charges consisting primarily of $1.6 billion of goodwill and acquisition-related intangible impairment charges, $1.3 billion of depreciation and amortization expense, $155 million of other than temporary impairment on our marketable securities, $112 million of stock-based compensation expense and $18 million of interest expense primarily related to our 6.00% Notes. These charges were partially offset by amortization to income of foreign grants and subsidies of $167 million. The net changes in our operating assets at December 29, 2007 compared to December 31, 2006 included a decrease of $503 million in accounts receivable partially offset by a decrease of $329 million in accounts payable and accrued liabilities and an increase of $134 million in prepaid and other current assets. Our accounts receivable balance decreased due to greater efficiency in management and collection of accounts receivables. Accounts payable and accrued liabilities decreased due to the timing of payments partially offset by increases in accrued interest and accruals for technology license payment obligations. The increase in prepaid and other assets was driven by increases in receivables for foreign grants and allowances, purchases of technology licenses and an increase in prepaid insurance.

Investing Activities

Net cash used in investing activities was $1.3 billion in 2009 primarily as a result of a net cash outflow of $883 million for the purchase of available-for-sale securities and $466 million used to purchase property, plant and equipment, of which $394 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from sale of certain Handheld assets and $14 million of proceeds from the maturity of trading securities.

Net cash used in investing activities was $27 million in 2008. Payments of $624 million of cash used to purchase property, plant and equipment and $95 million in connection with the exercise of our call option to repurchase the partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG, were partially offset by $343 million of proceeds from the sale of property, plant and equipment, primarily 200 millimeter equipment, $216 million in net proceeds from the sale and maturity of available-for-sale securities and $127 million of cash proceeds from sale of our Digital Television business unit. Of the total purchase price of $141.5 million, $14 million is held in escrow upon the closing of the transaction in December 2008. We are eligible to receive this amount within 18 months after the completion of the transaction, subject to specified conditions.

Net cash used in investing activities was approximately $1.7 billion in 2007. We used $1.7 billion to purchase property, plant and equipment, including approximately $691 million to purchase equipment for Fab 36. We also purchased $545 million in available-for-sale securities. This was offset primarily by $307 million in proceeds from sales and maturities of available-for-sale securities, $157 million in proceeds from sales of Spansion shares, and $73 million from sales of assets, including excess land in Sunnyvale, California and customer deposits on the sale of 200 millimeter wafer fabrication equipment.

Financing Activities

Net cash provided by financing activities was $1.5 billion in 2009 primarily as a result of proceeds of $2.3 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.6 billion constituted cash proceeds to GF, proceeds of $605 million from the sale of certain of our accounts receivable to the IBM parties pursuant to the financing arrangement described above, proceeds of $440 million from the issuance of $500 million aggregate principle of 8.125% Notes, proceeds of $15 million from a revolving credit facility entered into by our subsidiary, AMD Products (China) Co. Ltd. and China Merchant Bank, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH in connection with the GF joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $55 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by $1.8 billion of payments on certain debt and cash obligations, consisting of $1,002 million to repurchase $1,015 million aggregate principal amount of our 5.75% Notes, $398 million to redeem $390 million aggregate principal amount of our 7.75% Notes and $161 million to repurchase $344 million aggregate principal amount of our 6.00% Notes. During 2009 we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was $220 million in 2008, primarily due to proceeds of $308 million from the financing arrangement with the IBM parties described above and proceeds of grants and allowances from the Federal Republic of Germany and the State of Saxony of $161 million for our former Dresden manufacturing facilities. These amounts were partially offset by $166 million of payments on certain debt and cash obligations, consisting of $20 million for the repurchase of $60 million aggregate principal amount of our 6.00% Notes, $38 million for the exercise of our call option to repurchase the silent partnership contributions in AMD Fab 36 KG held by Fab 36 Beteiligungs GmbH & Co. KG, $25 million for the mandatory repurchase of a portion of the silent partnership contributions in AMD Fab 36 KG held by Leipziger Messe and $19 million in payments for the guaranteed return on the unaffiliated limited partners’ limited partnership contributions. During 2008, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was approximately $2.0 billion in 2007 and consisted primarily of proceeds of: $2.2 billion from the issuance and sale of our 6.00% Notes; $1.5 billion from the issuance and sale of our 5.75% Notes; $608 million from the sale of our common stock to a wholly-owned subsidiary of Mubadala Development Company; $78 million from the sale of stock under our Employee Stock Purchase Plan and the exercise of employee stock options; and $223 million of capital investment grants and allowances received from the Federal Republic of Germany and the State of Saxony, primarily for the Fab 36 project. These proceeds were partially offset by the $2.2 billion repayment of our October 2006 Term Loan, a payment of $182 million for the purchase of a capped call in connection with the issuance of our 6.00% Notes and a payment of $46 million for our mandatory repurchase of silent partner contributions from our unaffiliated partners in AMD Fab 36 KG. During 2007, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, including GF principal contractual cash obligations, as of December 26, 2009, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$—	$485	$—	$—	$—
6.00% Convertible Senior Notes due 2015(1)	1,796	—	—	—	—	—	1,796
8.125% Senior Notes due 2017(1)	500	—	—	—	—	—	500
Fab 36 Term Loan	460	290	170	—	—	—	—
AMD China Revolving credit line	15	15	—	—	—	—	—
Other long-term liabilities	90	25	34	23	2	2	4
Aggregate interest obligation(2)	1,126	183	177	176	167	148	275
Capital lease obligations(3)	425	49	49	50	50	50	177
Operating leases	215	59	31	26	23	18	58
Purchase obligations(4)	1,878	543	216	220	226	228	445
Total contractual obligations(5)	$6,990	$1,164	$677	$980	$468	$446	$3,255

(1)	Represents aggregate par value of the notes, without the effects of associated discounts.
(2)

Represents estimated aggregate interest obligations, including GF’s interest obligations, that are payable in cash on outstanding debt obligations, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

(5)

The table above excludes GF Class A Notes and the Class B Notes because these notes are convertible to either Class A or Class B Preferred shares, as applicable, and interest is payable in additional notes. There are no contractual cash obligations associated with these notes. GF contractual obligations will no longer be part of our consolidated contractual obligations upon the deconsolidation of GF in the first quarter of 2010. As a result of the deconsolidation of GF, our purchase obligations will increase significantly because of our commitments under the Wafer Supply Agreement to purchase wafers from GF. Of the amounts set forth in the table above, GF’s principal contractual cash obligations at December 26, 2009 were as follows:

	Payment due by period
	Total	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015 and beyond
	(In millions)
Fab 36 Term Loan	$460	$290	$170	$—	$—	$—	$—
Aggregate interest obligation	7	6	1	—	—	—	—
Capital lease obligations	386	44	44	44	44	45	165
Other long-term liabilities	42	—	20	18	—	—	4
Operating leases	9	3	2	2	2	—	—
Purchase obligations	1,546	213	214	220	226	228	445
Total GF contractual obligations	$2,450	$556	$451	$284	$272	$273	$614

5.75% Convertible Senior Notes due 2012

On August 14, 2007, we issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes are our general unsecured senior obligations. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

In 2009, we repurchased $1,015 million in aggregate principal amount of our outstanding 5.75% Notes for $1,002 million in cash. We recorded a net gain on repurchase of approximately $6 million, which is recorded in “Other income (expense), net” in our 2009 consolidated statement of operations.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of our common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of our common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes may require us to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

We may elect to purchase or otherwise retire the remaining amount of our 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015. The 6.00% Notes are our general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

In 2008, we repurchased $60 million in principal amount of our 6.00% Notes for $21 million. We recorded a net gain of approximately $34 million, which is recorded in “Other income (expense), net” in our consolidated statement of operations.

In 2009, we repurchased $344 million in aggregate principal amount of our 6.00% Notes for $161 million. We recorded a net gain of approximately $174 million, which is recorded in “Other income (expense), net” in our consolidated statement of operations.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

We may elect to purchase or otherwise retire the balance of our 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of 8.125% Senior Notes due 2017 (the 8.125% Notes) at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and will be amortized to interest expense over the life of the loan using the effective interest method.

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063 percent
Beginning on December 15, 2014 through December 14, 2015	102.031 percent
On December 15, 2015 and thereafter	100.000 percent

Holders have the right to require us to repurchase all or a portion of our 8.125% Notes in the event that we undergo a change of control, as defined in the indenture governing the 8.125% Notes (the 8.125% Indenture) at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 8.125% Indenture) may result in the acceleration of the maturity of the 8.125% Notes.

The 8.125% Indenture contains certain covenants that limit, among other things, our ability and the ability of our subsidiaries, from:

•	incurring additional indebtedness, except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of a default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling our assets as an entirety or substantially as an entirety.

We may elect to purchase or otherwise retire the 8.125% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

The agreements governing our 5.75% Notes, 6.00% Notes and 8.125% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Fab 36 Term Loan and Guarantee

On April 21, 2004, our former German subsidiary, AMD Fab 36 KG, the legal entity that owned our 300-millimeter wafer fabrication facility, Fab 36, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. As of December 26, 2009, the total amount outstanding under the Fab 36 Term Loan was $460 million. The interest rate on the loan as of December 26, 2009 was 2.23406 percent. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011. The Fab 36 Term Loan will no longer be part of our consolidated balance sheet upon the deconsolidation of GF in the first quarter of 2010.

In connection with the formation of the GF joint venture on March 2, 2009, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of Fab 36, AMD Fab 36 KG and its affiliated limited partners and general partner, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH and AMD Fab 36 LLC, as well as the Fab 36 Loan Agreements, to GF. In addition, we also amended the terms of the related guarantee agreement such that we and GF are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the Guarantee Agreement, GF has separately agreed to indemnify us for the full amount of such payments. We must continue to comply with the covenants set forth in the Guarantee Agreement, such as the adjusted tangible net worth and the earnings before interest, taxes depreciation and amortization (EBITDA) financial covenants. As of December 26, 2009 we were in compliance with the Guarantee Agreement.

AMD China Revolving Credit Line

In November 2009, AMD Products (China) Co. Ltd. (AMD Products) entered into a one year revolving credit agreement in the amount of RMB200 million ($30 million based on a foreign exchange rate as of December 26, 2009) with China Merchant Bank to finance the working capital needs of AMD Products. The interest rate is based on the 6 month loan rates published by The People’s Bank of China. Principal and accrued interest must be repaid every 3 months. Advanced Micro Devices (China) Co., Ltd., the parent company of AMD Products, provided an irrevocable guarantee to China Merchant Bank with respect to the amounts outstanding under the revolving credit agreement. As of December 26, 2009, the outstanding balance was RMB100 million ($15 million), and the interest rate was 4.45 percent.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above includes $66 million of payments due under certain software and technology licenses that will be paid through 2014, of which $39 million is GF’s obligation and $24 million related to employee benefit obligations, of which $3 million is GF’s obligation.

Other long-term liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which as of December 26, 2009, primarily consisted of $317 million of deferred grants and subsidies related to GF’s Dresden wafer manufacturing facilities and $70 million of deferred gains resulting from equipment sales and the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our facility in Markham, Canada in 2008.

Other long-term liabilities also exclude $118 million of non-current unrecognized tax benefits, which are included in the caption, “Other long-term liabilities” on our consolidated balance sheet at December 26, 2009.

Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $13 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of December 26, 2009, we had aggregate outstanding capital lease obligations of $256 million. Included in this amount is $225 million of GF’s obligations under certain energy supply contracts for its wafer fabrication facilities in Dresden, Germany. Certain fixed payments due under these energy supply arrangements are accounted for as capital leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of December 26, 2009 were $215 million, of which $32 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2012. Of the total future non-cancelable lease obligations as of December 26, 2009, GF is responsible for $9 million.

Purchase Obligations

Total non-cancelable purchase obligations as of December 26, 2009 were $1.9 billion for periods through 2020. These purchase obligations include approximately $700 million related to GF’s contractual obligations for the purchase of energy and gas for its wafer fabrication facilities in Dresden, Germany, and $828 million representing payments by GF to IBM for the period from December 26, 2009 through 2015 pursuant to its joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the payments are expensed as incurred. The IBM agreement and the related payment obligations as well as the obligations to purchase energy and gas were transferred to GF upon the Closing on March 2, 2009. The remaining purchase obligations include non-cancelable contractual obligations, including GF contractual obligations, to purchase raw materials, natural resources and office supplies. Due to the deconsolidation of GF in 2010, our purchase obligations will increase significantly because of our commitments under the Wafer Supply Agreement to purchase wafers from GF.

Receivable financing arrangement

In March 2008, we and one of our subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into Sale of Receivables—Supplier Agreements with IBM Credit LLC (IBM Credit) and IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which AMD and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. In November 2009, AMD (China), Co. Ltd entered into a similar financing arrangement with IBM Factoring (CHINA) Co., Ltd. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of December 26, 2009, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to our customers, we classify funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from our customers. In 2009, we received proceeds of approximately $605 million from the sale of accounts receivable under these financing arrangements, and the IBM parties collected approximately $535 million from the distributors participating in the arrangements. $156 million and $86 million were outstanding under these agreements as of December 26, 2009 and December 27, 2008, respectively. These amounts appear as “Other short-term obligations” on our consolidated balance sheets and are not considered cash commitments. In December 2009, we expanded our relationship with IBM to include selected distributor receivables of our Canadian subsidiary, ATI Technologies.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on our Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing our microprocessors. As of December 26, 2009, the joint venture limited partners were AMD and Toppan Printing Co., Ltd. Qimonda AG, who had been one of the limited partners in these joint ventures, was expelled in March 2009 because of its commencement of insolvency proceeding in January 2009.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $29 million was outstanding as of December 26, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is 10 years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of December 26, 2009, our guarantee of AMTC’s portion of the rental obligation was approximately $10 million. Our maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $47 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $50 million was outstanding as of December 26, 2009. The term of the revolving credit facility is 3 years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to 2 additional years. In June 2009, the AMTC revolving credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of December 26, 2009, our potential obligation under this guarantee was the equivalent of $25 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because we believe that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, we recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009. As of December 26, 2009, this receivable was still outstanding.

In January 2010, we signed binding agreements to transfer our limited partnership interests in AMTC and BAC to GF. The transfer of our limited partnership interests in the AMTC and BAC must be approved by the lenders under the AMTC revolving credit facility and the BAC term loan and also by German regulatory authorities. The transfer of our limited partnership interests will become effective upon these approvals and registration with the German courts.

Pursuant to the January 2010 agreements, our guarantee exposure remains as described above except that GF is a joint guarantor. However, if we are called upon to make any payments under these guarantees, GF has agreed to indemnify us for the full amount of such payments under certain conditions. In addition, simultaneously with the transfer of our limited partnership interests in AMD and BAC to GF, AMTC would assume Toppan Germany’s obligations under the BAC lease agreement without AMD assuming any additional guarantee for such rental payments.

Discontinued Operations

In 2008, we evaluated the viability of our non-core businesses and determined that our Digital Television business unit was not directly aligned with our core strategy of computing and graphics market opportunities and we decided to divest this business unit.

We performed an interim impairment test of goodwill and acquired intangible assets during 2008. We concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Digital Television business unit were impaired, and we recorded an impairment charge of $473 million.

During the third quarter of 2008, we entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $141.5 million. The transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, we recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to applicable accounting guidance, the operating results of the Digital Television business unit are presented as discontinued operations in the consolidated statements of operations for all periods presented. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results from discontinued operations for our former Digital Television business unit were as follows:

	2009	2008	2007
	(In millions)
Net revenue	$—	$73	$155
Expenses	(3)	(147)	(230)
Impairment of goodwill and acquired intangible assets	—	(609)	(476)
Restructuring charges	—	(1)	—
Loss from discontinued operations	$(3)	$(684)	$(551)

Recently Issued Accounting Pronouncements

Variable Interest Entities.    In June 2009, the FASB issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and we have applied such guidance in evaluating whether we should continue to consolidate GF given the changes in governance over the operations of GF that occurred effective December 28, 2009. See Note 3 of Notes to Consolidated Financial Statements. Based on our analysis, beginning the first day of fiscal 2010, we will deconsolidate GF and account for GF under the equity method of accounting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 26, 2009, our investment portfolio consisted primarily of money market funds and ARS. With the exception of our ARS, these investments were highly liquid. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 26, 2009, the majority of our outstanding debt, including GF debt, is fixed interest rate debt. Beginning in the first quarter of 2010, we will no longer consolidate the financial results of GF, and substantially all of our debt will be at a fixed interest rate. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is limited.

We will continue to monitor our exposure to interest rate risk.

Default Risk.    We mitigate default risk in our investment portfolio by investing in only the highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes investments in debt and marketable equity securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and strive to preserve our invested funds by limiting default risk and market risk.

There was significant deterioration and instability in the financial markets during 2008. While financial markets stabilized in 2009, the value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 26, 2009, substantially all of our investments in debt securities were AAA rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We believe the current credit market difficulties do not have a material impact on our financial position. However, a future degradation in credit market conditions could have a material adverse effect on our financial position.

During 2008, the market conditions for ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market. As of December 26, 2009, we had approximately $159 million investments in ARS. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information. The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations, including GF, as of December 26, 2009:

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fiscal 2009 Fair Value
	(In millions except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$379	$—	$—	$—	$—	$—	$379	$379
Weighted-average rate	0.24%	—	—	—	—	—	0.24%
Variable rate amounts	$1,081	$—	$—	$—	$—	$—	$1,081	$1,081
Weighted-average rate	0.16%	—	—	—	—	—	0.16%
Marketable securities
Fixed rate amounts	$888	$—	$—	$—	$—	$—	$888	$888
Weighted-average rate	0.81%	—	—	—	—	—	0.81%
Variable rate amounts	$106	$—	$—	$—	$—	$—	$106	$102
Weighted-average rate	2.02%	—	—	—	—	—	2.02%
Long-term investments:
Fixed rate amounts	$1	$—	$—	$—	$—	$—	$1	$1
Weighted-average rate	0.56%	—	—	—	—	—	0.56%
Variable rate amounts	$44	$—	$—	$—	$—	$59	$103	$102
Weighted-average rate	0.27%	—	—	—	—	1.90%	1.19%
Total Investment Portfolio	$2,499	$—	$—	$—	$—	$59	$2,558	$2,553
Debt Obligations
Fixed rate amounts	$—	$—	$485	$—	$—	$3,358	$3,843	$3,586
Weighted-average rate	—	—	5.75%	—	—	8.87%	8.48%
Variable rate amounts	$461	$170	$—	$—	$—	$—	$631	$631
Weighted-average rate	2.00%	2.74%	—	—	—	—	2.20%
Total Debt Obligations	$461	$170	$485	$—	$—	$3,358	$4,474	$4,217

Of the amounts set forth in the table above, GF investment portfolio and debt obligations were as follows:

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fiscal 2009 Fair Value
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$348	$—	$—	$—	$—	$—	$348	$348
Weighted-average rate	0.17%	—	—	—	—	—	0.17%
Variable rate amounts	$530	$—	$—	$—	$—	$—	$530	$530
Weighted-average rate	0.16%	—	—	—	—	—	0.16%
Total Investment Portfolio	$878	$—	$—	$—	$—	$—	$878	$878
Debt Obligations
Fixed rate amounts	$—	$—	$—	$—	$—	$1,269	$1,269	$983
Weighted-average rate	—	—	—	—	—	9.60%	9.60%
Variable rate amounts	$290	$170	$—	$—	$—	$—	$460	$460
Weighted-average rate	2.74%	2.74%	—	—	—	—	2.74%
Total Debt Obligations	$290	$170	$—	$—	$—	$1,269	$1,729	$1,443

Foreign Exchange Risk.    As a result of our foreign operations, we incur costs and we carry assets and liabilities that are denominated in foreign currencies, primarily the euro (with respect to GF asset and liabilities) and Canadian dollar, while sales of products are primarily denominated in U.S. dollars.

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

Realized gains and losses related to the foreign currency forward contracts, net of changes in the value of the hedged exposures, for the year ended December 26, 2009 were not material. As of December 26, 2009, we had unrealized foreign currency forward contract gains of $2 million that were recorded to other comprehensive income (loss). In addition, upon deconsolidation of GF in the first quarter of 2010, our outstanding euro currency forward contracts will cease to qualify for cash flow hedge accounting because we will no longer have direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. While GF will bill us in U.S. dollars, those billings will, nonetheless, reflect fluctuations in the euro because some of GF’s wafer costs will be based on euro denominated costs. Therefore, our operating results and cash flows will continue to be indirectly exposed to fluctuations in the euro even after deconsolidation. We intend to economically hedge this indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, the mark-to-market impact of these contracts cannot be included in cost of sales. Rather, those mark-to-market adjustments will be recorded in “Other income (expense), net” in our consolidated statements of operations. Therefore, while our objective of reducing our earnings and cash flow exposure to euro fluctuations may be achieved in a given reporting period, our reported gross margin and other income (expense) may become increasingly volatile, albeit in offsetting directions, depending on the volatility of the euro. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as payroll and materials. We cannot provide assurance that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward contracts as of December 26, 2009 and December 27, 2008. All of our foreign currency forward contracts mature within 12 months.

	December 26, 2009			December 27, 2008
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Japanese yen	$—	—	$—	$12	89.7500	$—
Canadian Dollar	147	1.0516	—	135	1.1107	(12)
Euro	237	1.4811	(6)	673	1.4581	(24)
Total:	$384		$(6)	$820		$(36)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Three Years Ended December 26, 2009
	2009	2008*	2007*
	(In millions, except per share amounts)
Net revenue	$5,403	$5,808	$5,858
Cost of sales	3,131	3,488	3,669

Gross margin	2,272	2,320	2,189
Research and development	1,721	1,848	1,771
Marketing, general and administrative	994	1,304	1,360
Legal settlement	(1,242)	—	—
Amortization of acquired intangible assets and integration charges	70	137	236
Impairment of goodwill and acquired intangible assets	—	1,089	1,132
Restructuring charges	65	90	—
Gain on sale of 200 millimeter equipment	—	(193)	—
Operating income (loss)	664	(1,955)	(2,310)
Interest income	16	39	73
Interest expense	(438)	(391)	(382)
Other income (expense), net	166	(37)	(118)

Income (loss) before equity in net loss of investees and income taxes	408	(2,344)	(2,737)
Equity in net loss of investees	—	—	(44)
Provision (benefit) for income taxes	112	68	27
Income (loss) from continuing operations	296	(2,412)	(2,808)
Income (loss) from discontinued operations, net of tax	(3)	(684)	(551)
Net income (loss)	293	(3,096)	(3,359)
Net (income) loss attributable to noncontrolling interest	83	(33)	(35)
Class B preferred accretion	(72)	—	—
Net income (loss) attributable to AMD common stockholders	$304	$(3,129)	$(3,394)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.46	$(4.03)	$(5.09)
Discontinued operations	—	(1.12)	(0.99)
Basic net income (loss) attributable to AMD common stockholders per common share	$0.46	$(5.15)	$(6.08)
Diluted
Continuing operations	$0.45	$(4.03)	$(5.09)
Discontinued operations	—	(1.12)	(0.99)
Diluted net income (loss) attributable to AMD common stockholders per common share	$0.45	$(5.15)	$(6.08)
Shares used in per share calculation
Basic	673	607	558
Diluted	678	607	558

*	Includes the effects of the retrospective adoption in 2009 of new accounting guidance for convertible debt that may be settled in cash upon conversion, as well as the new presentation guidance for noncontrolling interest. See Note 11.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 26, 2009	December 27, 2008*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$933
Marketable securities	1,019	163
Total cash and cash equivalents and marketable securities	2,676	1,096
Accounts receivable, net	745	320
Inventories, net	567	656
Deferred income taxes	9	28
Prepaid expenses and other current assets	278	279
Total current assets	4,275	2,379
Property, plant and equipment, net	3,809	4,296
Acquisition related intangible assets, net	98	168
Goodwill	323	323
Other assets	573	506
Total assets	$9,078	$7,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$647	$631
Accrued liabilities	795	970
Deferred income on shipments to distributors	138	50
Other short-term obligations	171	86
Current portion of long-term debt and capital lease obligations	308	286
Other current liabilities	151	203
Total current liabilities	2,210	2,226
Deferred income taxes	197	91
Long-term debt and capital lease obligations, less current portion	4,252	4,490
Other long-term liabilities	695	569
Noncontrolling interest	1,076	169
Commitments and contingencies (see Notes 17 and 19)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 26, 2009 and December 27, 2008; shares issued: 679 on December 26, 2009 and 616 on December 27, 2008; shares outstanding: 671 on December 26, 2009 and 609 on December 27, 2008.	7	6
Capital in excess of par value	6,524	6,354
Treasury stock, at cost (8 shares on December 26, 2009 and 7 shares on December 27, 2008)	(98)	(97)
Retained earnings (deficit)	(5,939)	(6,244)
Accumulated other comprehensive income	154	108
Total stockholders’ equity	648	127
Total liabilities and stockholders’ equity	$9,078	$7,672

*	Includes the effects of the retrospective adoption in 2009 of new accounting guidance for convertible debt that may be settled in cash upon conversion, as well as the new presentation guidance for noncontrolling interest. See Note 11.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 26, 2009

(In millions)

	Number of shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 31, 2006	547	$5	$5,409	$(93)	$308	$156	$5,785
Comprehensive loss:
Net loss attributable to AMD common stockholders *	—	—	—	—	(3,394)	—	(3,394)
Other comprehensive income (loss):
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	2	2
Net change due to reduction in Spansion investment	—	—	—	—	—	(9)	(9)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	21	21
Reclassification adjustment for gain included in earnings, net of taxes of $1	—	—	—	—	—	(7)	(7)

Total other comprehensive income							7

Total comprehensive loss							(3,387)

Equity component of 6.00% Notes*	—	—	255	—	—	—	255
Cumulative effect of change in accounting for sabbatical leave	—	—	—	—	(29)	—	(29)
Issuance of shares:
Employee stock plans	10	—	80	(2)	—	—	78
Common stock issued, net of issuance cost	49	1	602	—	—	—	603
Purchased of Capped Call			(182)	—	—	—	(182)
Compensation recognized under employee stock plans	—	—	111	—	—	—	111
Others	—	—	(4)	—	—	—	(4)
December 29, 2007	606	$6	$6,271	$(95)	$(3,115)	$163	$3,230
Comprehensive loss:
Net loss attributable to AMD common stockholders *	—	—	—	—	(3,129)	—	(3,129)
Other comprehensive income (loss):
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	(29)	(29)
Reclassification adjustment for loss included in earnings, net of taxes of $1	—	—	—	—	—	(23)	(23)
Minimum Pension Liability	—	—	—	—	—	(3)	(3)

Total other comprehensive loss							(55)

Total comprehensive loss							(3,184)

Issuance of shares:
Employee stock plans	3	—	1	(2)	—	—	(1)
Common stock issued, net of issuance cost	—		—	—	—	—	—
Compensation recognized under employee stock plans	—	—	82	—	—	—	82
December 27, 2008	609	$6	$6,354	$(97)	$(6,244)	$108	$127
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	304	—	304
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	14	14
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	(1)	(1)
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	29	29
Minimum Pension Liability	—	—	—	—	—	4	4

Total other comprehensive income							46

Total comprehensive income							350

Issuance of shares:
Employee stock plans	4	—	2	(1)	—	—	1
Compensation recognized under employee stock plans	—	—	75	—	—	—	75
Common stock and warrants issued, net of issuance cost	58	1	124	—	—	—	125
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(27)	—	—	—	(27)
Others	—	—	(4)	—	1	—	(3)
December 26, 2009	671	$7	$6,524	$(98)	$(5,939)	$154	$648

*	Includes effects of retrospective adoption in 2009 of new accounting guidance for convertible debt that may be settled in cash upon conversion. See Note 11.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc.

Consolidated Statements of Cash Flows

	Three Years Ended December 26, 2009
	2009	2008*	2007*
	(In millions)
Cash flows from operating activities:
Net income (loss)	$293	$(3,096)	$(3,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,128	1,223	1,305
Impairment of goodwill and acquired intangible assets	—	1,687	1,608
Gain on sale of 200 millimeter equipment	—	(193)	—
Amortization of foreign grant and allowance income	(110)	(107)	(167)
Compensation recognized under employee stock plans	75	83	112
Non-cash interest expense	121	29	17
Provision (benefit) for deferred income taxes	130	82	(16)
Other than temporary impairment on marketable securities	3	77	155
Net loss (gain) on disposal of property, plant and equipment	28	29	(20)
Gain on debt redemption	(169)	(34)	—
Gain on sale of certain Handheld assets	(28)	—	—
Other	41	(72)	39
Changes in operating assets and liabilities:
Accounts receivable	(960)	101	503
Inventories	89	152	4
Prepaid expenses and other current assets	(17)	64	(134)
Other assets	(18)	(41)	48
Income taxes payable	(28)	46	(76)
Accounts payables and accrued liabilities	(105)	(722)	(329)
Net cash provided by (used in) operating activities	473	(692)	(310)
Cash flows from investing activities:
Purchases of property, plant and equipment	(466)	(624)	(1,685)
Purchases of available-for-sale securities	(1,486)	(200)	(545)
Proceeds from sale of property, plant and equipment	—	343	73
Proceeds from sale and maturity of available-for-sale securities	603	416	307
Proceeds from the maturity of trading securities	14	—	—
Proceeds from sale of certain Handheld assets	58	—	157
Proceeds from sale of Digital Television business unit	—	127	—
Purchase of limited partner contribution	—	(95)	—
Other	4	6	18
Net cash used in investing activities	(1,273)	(27)	(1,675)
Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES preferred shares	1,091	—	—
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	1,269	—	—
Proceeds from borrowings, net of issuance cost	1,060	308	3,649
Proceeds from issuance of AMD common stock	125	—	608
Net proceeds from foreign grants and allowances	55	161	223
Proceeds from issuance of common stock under stock-based compensation plans	2	—	78
Repayments of debt and capital lease obligations	(1,820)	(166)	(2,291)
Repurchase of noncontrolling interest	(158)	—	—
Payments under silent partner obligation	(32)	(63)	(46)
Payments on return of noncontrolling interest contributions	(67)	(19)	—
Purchase of capped call instrument in connection with borrowings	—	—	(182)
Other	(1)	(1)	(2)
Net cash provided by financing activities	1,524	220	2,037
Net increase (decrease) in cash and cash equivalents	724	(499)	52
Cash and cash equivalents at beginning of year	933	1,432	1,380
Cash and cash equivalents at end of year	$1,657	$933	$1,432
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$319	$339	$314
Income taxes	$14	$11	$26

Non-cash financing activities:
Capital leases	$36	$—	$57

*	Includes the effects of the retrospective adoption in 2009 of new accounting guidance for convertible debt that may be settled in cash upon conversion. See Note 11.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc.

Notes to Consolidated Financial Statements

December 26, 2009, December 27, 2008 and December 29, 2007

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with manufacturing, research and development, and sales and administrative facilities throughout the world. References herein to the “Company” mean AMD and its subsidiaries and GLOBALFOUNDRIES (GF) and its subsidiaries. The Company provides processing solutions for the computing and graphics markets. AMD supplies 3D graphic, video and multimedia products and chipsets for personal computers, or PCs, including desktop and notebook PCs, professional workstations, and servers and products for consumer electronic devices such as mobile phones, digital televisions and game consoles. During the fourth quarter of 2008, the Company completed the sale of its Digital Television business unit to Broadcom Corporation. As a result, the Company no longer sells video processors used in digital television products.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to -53 week fiscal year ending on the last Saturday in December. Fiscal 2009, 2008 and 2007 ended December 26, December 27 and December 29, respectively. Fiscal 2009, 2008 and 2007 all consisted of 52 weeks.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned and majority-owned subsidiaries and GF and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interest.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation of investments in marketable securities and deferred income taxes.

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

The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain cooperative advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recorded as a reduction of revenue unless they qualify for cost recognition. Shipping and handling costs associated with product sales are included in cost of sales.

Deferred revenue and related product costs for 2009 and 2008 are as follows:

	Year Ended
	December 26, 2009	December 27, 2008
	(In millions)
Deferred revenue	$199	$118
Deferred cost of sales	(61)	(68)
Deferred income on shipments to distributors	$138	$50

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

Impairment of Long-Lived Assets including Acquired Intangible Assets.    For long-lived assets other than goodwill, the Company evaluates whether impairment losses have occurred when events and circumstances indicate that the carrying amount of these assets might not be recoverable. The Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Included in “Other assets” on the Company’s consolidated balance sheet are amounts related to certain technology licenses. The balances related to such technology licenses, net of amortization, were $288 million and $222 million at December 26, 2009 and December 27, 2008. Estimated future amortization expense related to these licenses is as follows:

In millions
Fiscal Year
2010	$89
2011	79
2012	55
2013	27
2014	17
Thereafter	21
Total	$288

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made (see Notes 17 and 19).

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments in Certain Debt and Equity Securities.    The Company classifies its investments in debt and marketable securities at the date of acquisition as either held to maturity, available-for-sale or trading securities. Held to maturity securities are carried at amortized cost. Unrealized holding gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Available-for-sale securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses and declines in the value of available-for-sale securities determined to be other than temporary are included in other income (expense), net. Trading securities are reported at fair value with changes in the related unrealized gains and losses included in earnings. The cost of securities sold is determined based on the specific identification method.

The Company classifies investments in debt securities with remaining time to maturity of more than three months as marketable securities on its consolidated balance sheets. Classification of current versus long-term depends on whether the Company has the intent and ability to sell these securities within 12 months. Investments in debt securities with remaining time to maturity greater than 12 months are classified as current when they represent investments of cash that are intended for use in current operations within the next twelve months.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s auction rate securities (ARS) that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. The ARS are classified as trading securities. Starting June 30, 2010 and ending July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS (i.e. this is a put option). The Company’s put option is a freestanding financial instrument between UBS and the Company because it is non-transferable and cannot be attached to the ARS if they were to be sold to a third party. Furthermore, the put option’s terms do not provide for net settlement, and the market for the underlying ARS that the Company purchased from UBS is currently illiquid. Therefore, the Company’s put option is not readily convertible into cash and does not qualify as a derivative. The Company has elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The put option is classified in “Other current assets” on the consolidated balance sheets.

Derivative Financial Instruments.    The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

In applying its strategy, from time to time, the Company uses foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. The Company designates these contracts as cash flow hedges of forecasted expenses and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in the euro and Canadian dollar. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

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

Product Warranties.    The Company generally warrants that its microprocessors, graphics processors, and chipsets sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year, provided that, subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI branded PC workstation products and has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

The Company accrues warranty costs at the time of sale of warranted products.

Foreign Currency Translation/Transactions.    The functional currency of all of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Non-U.S. dollar denominated transactions have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expense transactions related to non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement have been included in earnings.

Foreign Subsidies.    The Company receives or has received investment grants and allowances from the Federal Republic of Germany and the State of Saxony in connection with the construction and operation of GF’s Fab 1 Module 2 (formerly Fab30/ 38) and GF’s Fab 1 Module 1 (formerly Fab 36) in Dresden, Germany. Generally, such grants are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant grant documents. Investment allowances have to be fully repaid if the binding period of investment or other conditions specified in the Investment Allowance Act are not met. Accordingly, amounts granted are initially recorded as a receivable until cash proceeds are received. In the period the grant receivable is recorded, a current and long-term liability is also recorded which is subsequently amortized as a reduction to cost of sales. Allowances related to GF’s Fab 1 Module 1 and GF’s Fab 1 Module 2 are being amortized to operations ratably over the lives of the underlying assets associated with the allowances. Grants related to GF’s Fab 1 Module 1 are being amortized to operations ratably through December 2014.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met.

Marketing, Communications and Advertising Expenses.    Marketing, communications, and advertising expenses for fiscal 2009, 2008 and 2007 were approximately $313 million, $520 million and $555 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share.    Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding and shares issuable upon exercise of the Warrants issued by the Company to WCH in connection with the GF transaction. The Warrants became exercisable for a nominal consideration upon the July 24, 2009 public ground-breaking of GF’s planned manufacturing facility in New York. Accordingly, the 35 million shares of AMD common stock issuable upon the exercise of the Warrants have been included in the weighted-average basic per share computations from that date forward. (See Note 3, “GLOBALFOUNDRIES”).

Diluted net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Potential common shares include stock options, restricted stock awards and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) attributable to AMD common stockholders per share:

	Three Years Ended December 26, 2009
	2009	2008	2007
	(In millions, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from continuing operations	$307	$(2,445)	$(2,843)

Numerator for basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations	$(3)	$(684)	$(551)

Denominator—weighted average shares
Denominator for basic net income (loss) attributable to AMD common stockholders per share	673	607	558
Effect of dilutive potential common shares:
Employee stock options and awards	5	—	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	678	607	558

Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.46	$(4.03)	$(5.09)
Discontinued operations	—	(1.12)	(0.99)

Basic net income (loss) attributable to AMD common stockholders per share	$0.46	$(5.15)	$(6.08)

Diluted
Continuing operations	$0.45	$(4.03)	$(5.09)
Discontinued operations	—	(1.12)	(0.99)

Diluted net income (loss) attributable to AMD common stockholders per share	$0.45	$(5.15)	$(6.08)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 43 million, 69 million and 54 million, and (ii) issuable under the Company’s 5.75% Notes due 2012 totaling 73 million, 75 million and 75 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively, were not included in the per share calculations as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income (loss):

	2009	2008
	(In millions)
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes of $0 in 2009 and $0 in 2008	$14	$—
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $0 in 2009 and $3 in 2008	(1)	(29)
Minimum pension liability	—	(4)
Cumulative translation adjustments	141	141
	$154	$108

Stock-Based Compensation.    The Company estimates stock-based compensation cost for stock options at the grant date based on the award’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock units and awards, fair value is based on the closing price of the Company’s common stock on the grant date. The expense is recognized using the single option method which is ratable on a straight-line basis over the requisite service period.

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

Recently Adopted Accounting Standards

Noncontrolling Interest.    In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for and presentation of noncontrolling interests in consolidated financial statements. This guidance requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the controlling interest’s balance sheet. However, securities of an issuer that are redeemable at the option of the holder or outside the control of the issuer continue to be classified outside stockholders’ equity. This guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. The Company adopted this guidance at the beginning of its fiscal year 2009. Amounts previously presented as minority interest in consolidated subsidiaries is now presented in net income (loss) attributable to non-controlling interest in the statements of operations. The Company accounted for the noncontrolling interest held by Advanced Technology Investment Company LLC (ATIC) in GF in accordance with this new accounting standard. Since the preferred securities issued by GF to ATIC can be put to AMD in limited circumstances, ATIC’s noncontrolling interest was, accordingly, not reported as a component of stockholders’ equity in the consolidated balance sheet. Additionally, the contributions that were made by Leipziger Messe Gesellschaft GmbH (Leipziger Messe), one of the unaffiliated limited partners in AMD Fab 36 Limited Liability Company & Co. KG, that were recorded as noncontrolling interest, were not mandatorily redeemable, but rather were subject to redemption outside of the control of AMD. Therefore, this noncontrolling interest is also not reported as a component of stockholders’ equity. (See Note 4, “Noncontrolling interest”).

Convertible Debt Instruments.    In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires the issuer of such instruments to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and it does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented in the Company’s financial statements. (See Note 11, “Accounting Change—Convertible Debt Instruments”).

NOTE 3:    GLOBALFOUNDRIES

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and West Coast Hitech L.P., an exempted limited partnership organized under the laws of the Cayman Islands (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which the Company formed GF. At the closing of this transaction (Closing), the Company contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38) (Dresden Subsidiaries), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange, the Company received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to the Company in exchange for the transfer by the Company of 700,000 GF Class B Preferred Shares.

At the Closing, the Company also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of its common stock and warrants to purchase 35 million shares of its common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are currently exercisable and expire on March 2, 2019. The shares issuable under these Warrants have been included in the Company’s basic and diluted earnings per share (EPS) calculation since the third quarter of 2009 when the warrants became exercisable. The Company classifies the Warrants as permanent equity in the consolidated balance sheet.

In connection with the Closing, AMD Fab 36 Holding GmbH and AMD Fab 36 Admin GmbH, repurchased the limited and silent partnership interests in AMD Fab 36 KG held by Leipziger Messe.

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

In November 2009, upon the settlement of the Intel litigation (discussed in Note 12) and the execution of a patent cross license agreement between the Company and Intel, the requirements satisfying the Reconciliation Event were met. As a result, Class A and Class B Preferred Shares vote on an as converted basis with any outstanding Ordinary Shares.

Class B Preferred Shares.    The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a Liquidation Event. Each

Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B Preferred Shares or upon conversion of the Class B Preferred Shares. In the event of a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GF. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GF, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The “Class B Conversion Rate” is 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. As a result of the Reconciliation Event (discussed above), each Class B Preferred Share now votes on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Preferred Shares.    The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event (as defined below). The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. In the event of the liquidation, dissolution or winding up of GF (Liquidation Event), each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GF, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. As a result of the Reconciliation Event (discussed above), each Class A Preferred Share now votes on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes.    The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature on March 2, 2019. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date. As of December 26, 2009, the aggregate principal amount of Class A Notes is $254 million, which is comprised of the original Class A Notes and additional Class A Notes issued in exchange for $52 million of cash received from ATIC in July 2009, according to the Funding Agreement.

Class B Subordinated Convertible Notes.    The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature on March 2, 2019. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date. As of December 26, 2009, the aggregate principal amount of Class B Notes is $1,015 million, which is comprised of the original Class B Notes and additional Class B Notes issued in exchange for $208 million of cash received from ATIC in July 2009, according to the Funding Agreement.

Based on the structure of the transaction, pursuant to the guidance on accounting for interests in variable interest entities, during 2009 GF was considered to be a variable interest entity of the Company and the Company was deemed to be the primary beneficiary. Therefore, the Company was required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, is presented outside of stockholders’ equity in the Company’s consolidated balance sheet due to ATIC’s right to put those securities back to the Company in the event of a change of control of AMD during the two years following the Closing. The Company’s net income (loss) attributable to its common stockholders per share consists of its consolidated net income (loss), as adjusted for (i) the portion of GF’s earnings or losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (16.7% as of December 26, 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GF’s Class A Preferred Shares (83.3% as of December 26, 2009).

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of which are summarized below.

Shareholders’ Agreement.    The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event (discussed above), the number of directors a GF shareholder may designate increases or decreases according to the percentage of GF’s shares it owns on a fully diluted basis. The Company currently designates three directors to the GF Board.

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

Funding Agreement.    The Funding Agreement provides for the future funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over five years from the Closing. The Company has the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to its interest in the fully converted ordinary shares of GF.

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

Additional funding from ATIC to GF.    In July 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. The Company declined to participate in the funding. As of December 26, 2009, the Company’s ownership interest in GF (on a fully converted to Ordinary Shares basis) was approximately 31.6 percent.

Wafer Supply Agreement.    The Wafer Supply Agreement governs the terms by which the Company purchases products manufactured by GF. Pursuant to the Wafer Supply Agreement, the Company purchases, subject to limited exceptions, all of its microprocessor unit (MPU) product requirements from GF. If the Company acquires a third-party business that manufactures MPU products, it will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes certain specific qualified processes for bulk silicon wafers, the Company will purchase from GF, where competitive, specified percentages of its graphics processor unit (GPU) requirements, which percentages will increase linearly over a five-year period. At its request, GF will also provide sort services to the Company on a product-by-product basis.

The Company will provide GF with product forecasts of its MPU and GPU product requirements. The price for MPU products is related to the percentage of the Company’s MPU-specific total cost of sales. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for the Company.

The Wafer Supply Agreement is in effect through May 2, 2024, however, the Wafer Supply Agreement may be terminated if a business plan deadlock exists and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement.

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with the Company’s consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provides for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009 prior to obtaining any regulatory approvals, the Company agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF board approval. Additionally, if any such matters come before the GF board, the Company has agreed that its designated GF directors will vote in the same manner as the majority of ATIC-designated GF board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes the Company no longer shared the control with ATIC over GF.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of fiscal

2010. Under the new guidance, the company who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. The Company evaluated whether the governance changes described above would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it now only has protective rights relative to the operations of GF, the Company concluded that ATIC is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, beginning fiscal 2010, the Company will deconsolidate GF and account for GF under the equity method of accounting. The Company will continue applying the equity method of accounting until it is deemed to no longer have the ability to significantly influence the operations of GF.

Under the deconsolidation accounting guidelines, the Company’s investment in GF will be recorded at fair value upon deconsolidation with a gain or loss to be recognized in earnings. The valuation of GF is currently under way and, therefore, the Company cannot estimate at this time what the effect will be, but it will be recorded in the financial results of its first fiscal quarter of 2010.

NOTE 4:    Noncontrolling Interest

Leipziger Messe and Fab 36 Beteiligungs GmbH, the original unaffiliated limited partners of AMD Fab 36 KG, made considerable contributions to AMD Fab 36 KG. Leipziger Messe and Fab 36 Beteiligungs’ contributions to AMD Fab 36 KG, as set forth in the partnership agreements entered into in 2004, were recorded in the Company’s financial statements as noncontrolling interest, based on their fair value. The contributions were not mandatorily redeemable, but rather were subject to redemption outside of the control of the Company. Each accounting period, the Company increased the carrying value of this noncontrolling interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 and 13 percent. In 2008, the Company redeemed the remaining unaffiliated limited partnership interest held by Fab 36 Beteiligungs GmbH for $95 million. In 2009, the Company redeemed the remaining unaffiliated limited partnership interest held by Leipziger Messe for $173 million.

The contributions made by ATIC for the formation of GF have also been recorded by the Company as noncontrolling interest. The table below reflects the changes in noncontrolling interest during the years 2009, 2008 and 2007.

(in millions)
Balance at December 31, 2006	$237
Debt accretion	35
Foreign exchange translation	(7)

Balance at December 29, 2007	265
Debt accretion	33
Purchase of Fab 36 Beteiligungs GmbH limited partner contributions	(95)
Return of limited partner contributions	(19)
Foreign exchange translation	(15)

Balance at December 27, 2008	169
Income attributable to limited partner	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	(173)
ATIC Contribution
Class A Preferred Shares	218
Class B Preferred Shares	873
GF net loss attributed to noncontrolling interest	(87)
Class B preferred share accretion	72

Balance at December 26, 2009	$1,076

NOTE 5:    Supplemental Balance Sheet Information

Accounts Receivable

	December 26, 2009	December 27, 2008
Accounts receivable	$752	$328
Allowance for doubtful accounts	(7)	(8)
Total accounts receivable, net	$745	$320

Inventory

	December 26, 2009	December 27, 2008
Raw materials	$34	$41
Work in process	359	352
Finished goods	174	263
Total inventory	$567	$656

Property, plant and equipment

	December 26, 2009	December 27, 2008
Land and land improvements	$58	$50
Buildings and leasehold improvements	2,015	1,927
Equipment	5,023	4,896
Construction in progress	399	285
	7,495	7,158
Accumulated depreciation and amortization	(3,686)	(2,862)
Total property, plant and equipment	$3,809	$4,296

Depreciation expense for the years ending December 26, 2009, December 27, 2008 and December 29, 2007 was $948 million, $960 million and $931 million, respectively.

Accrued liabilities

	December 26, 2009	December 27, 2008
Accrued compensation and benefits	$179	$162
Marketing program and advertising expenses	180	216
Software technology licenses payable	75	87
Interest payable	43	77
Income taxes payable	4	23
Others	314	405
Total accrued liabilities	$795	$970

NOTE 6:    Goodwill and Acquired Intangible Assets

The Company recorded goodwill as a result of the ATI acquisition in 2006. The changes in the carrying amounts of goodwill by segment through December 26, 2009 were as follows:

	Computing Solutions	Graphics	All Other(1)	Total
	(In millions)
Balance at December 31, 2006	$—	$1,237	$1,007	$2,244
Reclassification due to change in segments	166	(166)	—	—
Goodwill adjustments(2)	(4)	(34)	(7)	(45)
Impairment charges(3)	—	(504)	(409)	(913)
Balance at December 29, 2007	162	533	591	1,286
Reclassification due to change in segments	—	254	(254)	—
Goodwill adjustments(2)	(1)	(3)	(1)	(5)
Impairment charges(3)	(161)	(461)	(336)	(958)
Balance at December 27, 2008	—	323	—	323
Goodwill adjustments	—	—	—	—
Impairment charges	—	—	—	—
Balance at December 26, 2009	$—	$323	$—	$323

Goodwill(4)	$161	$1,288	$745	$2,194
Accumulated impairment losses	(161)	(965)	(745)	(1,871)
Balance at December 26, 2009	$—	$323	$—	$323

(1)

Includes goodwill related to the Handheld business unit. Goodwill related to the Digital Television business unit has been excluded due to its discontinued operations classification. The amount of goodwill excluded from the balance as of December 31, 2006 related to the Digital Television business unit was $973 million.

(2)

Adjustments to goodwill primarily represented changes in assumed pre-acquisition income tax liabilities as a result of the ATI acquisition, which were applied to goodwill until ultimately settled with the tax authorities and prior to the adoption of the provisions of the new accounting standard related to business combinations at the beginning of fiscal year 2009. Future changes will be recorded in the statement of operations.

(3)

The Company’s Chief Operating Decision Maker does not consider certain expenses, including goodwill impairment, in evaluating the performance of reportable segments. Accordingly, the Computing Solutions and Graphics impairment charges are not included in Computing Solutions and Graphics operating income (loss) in the Company’s segment disclosures in Note 14.

(4)	Includes reclassifications due to change in segments and goodwill adjustments.

2009 Impairment Analysis

In the fourth quarter of 2009 the Company conducted its annual impairment test of goodwill. The Company considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 16 percent to 18 percent. Based on the results of the Company’s annual analysis of goodwill, the fair values exceeded their carrying values by a significant amount, indicating that there was no goodwill impairment.

The Company’s cost basis of goodwill deductible for tax was $2.6 billion. The Company’s adjusted basis after tax deductions through 2009 is $1.7 billion.

2008 Impairment

In the second quarter of 2008, the Company evaluated the viability of its non-core businesses and determined that it’s Handheld and Digital Television business units were not directly aligned with its core strategy of computing and graphics market opportunities. Therefore, the Company decided to divest these units and classify them as discontinued operations in the Company’s financial statements. As a result, the Company performed an interim impairment test of goodwill and concluded that the carrying amounts of goodwill associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge of $799 million, of which $336 million, related to the Handheld business unit, is included in the caption “Impairment of goodwill and acquired intangible assets” and $463 million, related to the Digital Television business unit, is included in the caption “Income (loss) from discontinued operations, net of tax” in the Company’s 2008 consolidated statement of operations. The impairment charges were determined by comparing the carrying value of goodwill assigned to the reporting units with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill and chose the same approach that the Company used during the 2007 impairment analysis, which required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 18 percent to 32 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was revised as a result of the challenging economic environment. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the estimated proceeds from the expected divestiture of these business units.

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

2007 Impairment

In the fourth quarter of 2007, pursuant to its accounting policy, the Company performed an annual impairment test of goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill included in its Graphics and former Consumer Electronics segments exceeded their implied fair values and recorded an impairment charge of approximately $1.26 billion, of which $913 million is included in the caption “Impairment of goodwill and acquired intangible assets” and $346 million is included in the caption “Income (loss) from discontinued operations, net of tax” in its 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the Company’s reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill. While market valuation data for comparable companies was gathered and analyzed, the Company concluded that there was not sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach and, therefore, the Company ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 13 percent to 15 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted annually during the latter part of the third quarter of 2007. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the ATI acquisition

The updated financial forecast for the Graphics segment was lower primarily because of intense pricing competition with its primary competitor throughout 2007 which required an increase in the Company’s sales and marketing activities to a greater extent than previously forecasted. In addition, the Company had invested in the development of new graphics technologies to a greater extent than previously forecasted, which resulted in an increase in research and development expenses. Also the Company’s primary microprocessor competitor announced its intention to develop a discrete graphics product. These factors resulted in lower near-term and longer-term forecasts of Graphics business revenues, operating profitability and cash flows compared to the Company’s forecasts at the time of the completion of the ATI acquisition.

The updated financial forecast for the former Consumer Electronics segment was lower primarily because its Digital Television business was affected by the rapid introduction and proliferation of low cost digital televisions that did not contain its technology. The availability and adoption of these low cost alternatives by consumers resulted in lower forecasted sales to those companies employing the Company’s technology. In addition, the Company’s Handheld business was dependant on a small number of mobile handset customers for its revenues. During 2007, one handset customer experienced severe competition and eroding market share for its consumer handset products. These two principal factors resulted in lower near-term and longer-term forecasts of revenues, operating profitability, and cash flows compared to the Company’s forecast at the time of the ATI acquisition. These updated long-term financial forecasts represented the best estimate that the Company’s management had at the time and the Company believed that its underlying assumptions were reasonable at that time.

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

The balances of acquisition-related intangible assets as of December 26, 2009, were as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Customer backlog	Total
Cost of ATI acquisition related intangible assets	$752	$147	$257	$62	$36	$1,254
Reclassification to discontinued operations(1)	(255)	—	(59)	(10)	(2)	(326)
Amortization expense	(17)	(5)	(8)	(1)	(5)	(36)
Intangible assets, net December 31, 2006	480	142	190	51	29	892
Amortization expense	(93)	(30)	(49)	(7)	(29)	(208)
Impairment charges	(219)	—	—	—	—	(219)
Intangible assets, net December 29, 2007	168	112	141	44	—	465
Amortization expense	(55)	(29)	(45)	(7)	—	(136)
Impairment charges	(80)	—	(34)	(16)	—	(130)
Reclassification(2)	(31)	—	—	—	—	(31)
Intangible assets, net December 27, 2008	2	83	62	21	—	168
Amortization expense	(2)	(29)	(34)	(5)	—	(70)
Intangible assets, net December 26, 2009	$—	$54	$28	$16	$—	$98

(1)	Represents the reclassification of the Digital Television business unit to discontinued operations. (See Note 20)
(2)	Represents the reclassification of certain assets related to the Handheld business unit that were sold to Qualcomm in the first quarter of 2009 (See 2008 Impairment)

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

(In millions)
Fiscal year
2010	$61
2011	29
2012	4
2013	4
Total	$98

NOTE 7:    Financial Instruments

Available-for-sale securities held by the Company as of December 26, 2009 and December 27, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$—	$—	$1,081
Time deposits	348	—	—	348
Commercial paper	31	—	—	31
Total cash equivalents	$1,460	$—	$—	$1,460
Classified as marketable securities:
Commercial paper	$788	$—	$—	$788
Time deposits	100	—	—	100
Equity securities	23	6	—	29
Auction rate securities	31	3	—	34
Total marketable securities	$942	$9	$—	$951
Classified as other assets
Auction rate securities	$53	$5	$—	$58
Equity securities	4	1	—	5
Total investments classified as other assets	$57	$6	$—	$63
December 27, 2008
Classified as cash equivalents:
Money market funds	$547	$—	$—	$547
Time deposits	236	—	—	236
Commercial paper	16	—	—	16
Total cash equivalents	$799	$—	$—	$799
Classified as marketable securities:
Auction rate securities	$89	$—	$—	$89
Spansion Class A common stock	3	—	—	3
Total marketable securities	$92	$—	$—	$92
Classified as other assets
Equity securities	$2	$—	$—	$2

All contractual maturities of the Company’s available-for-sale marketable debt securities at December 26, 2009 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

The Company realized net gains from the sale of available-for-sale securities of $1 million in each of the year ended December 26, 2009, and December 29, 2007. The Company’s realized net gains from sale of available-for-sale securities for the year ended December 27, 2008 was minimal.

The Company recorded other than temporary impairment charges of $3 million and $53 million during 2009 and 2008, respectively, for its investment in Spansion Inc. due to Spansion’s deteriorating financial performance and stock price.

In addition, at December 26, 2009 and December 27, 2008, the Company had approximately $45 million and $31 million, respectively, of available-for-sale investment in money market funds, commercial paper and treasury notes used as collateral for long-term workers’ compensation, leasehold, foreign exchange and letter of credit deposits, which are included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these deposits. The fair value of these investments approximated their cost at December 26, 2009 and December 27, 2008.

The Company also had trading securities, consisting of ARS subject to the UBS put option, with carrying values of $67 million (par value $69 million) and $71 million (par value $82 million) included in marketable securities at December 26, 2009 and December 27, 2008.

Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

		Fair value measurement at reporting dates using
	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds (1)	$1,125	$1,125	$—	$—
Commercial paper(2)	820	—	820	—
Time deposits (3)	448	—	448	—
Auction rate securities(4)	159	—	—	159
UBS put option(5)	2	—	—	2
Marketable equity securities(6)	34	34	—	—
Foreign currency derivative contracts(7)	(6)	—	(6)	—

	December 27, 2008
Money market mutual funds(1)	$576	$576	$—	$—
Commercial paper(2)	18	—	18	—
Time deposits(3)	236	—	236	—
Auction rate securities(4)	160	—	—	160
UBS put option(5)	11	—	—	11
Marketable equity securities(6)	5	5	—	—
Foreign currency derivative contracts(7)	(36)	—	(36)	—

(1)

At December 26, 2009, $1,081 million was included in cash and cash equivalents and $44 million was included in other assets on the Company’s consolidated balance sheet. At December 27, 2008, $547 million was included in cash and cash equivalents and $29 million was included in other assets on the Company’s consolidated balance sheet.

(2)

At December 26, 2009, $31 million was included in cash and cash equivalents, $788 million was included in marketable securities and $1 million was included in other assets on the Company’s consolidated balance sheet. At December 27, 2008, $16 million was included in cash and cash equivalents and $2 million was included in other assets on the Company’s consolidated balance sheet.

(3)

At December 26, 2009, $348 million was included in cash and cash equivalents and $100 million was included in marketable securities on the Company’s consolidated balance sheet. At December 27, 2008, $236 million was included in cash and cash equivalents on the Company’s consolidated balance sheet.

(4)

At December 26, 2009, $101 million was included in marketable securities, which includes $34 million of securities classified as available-for-sale and $67 million classified as trading securities, and $58 million was included in other assets, on the Company’s consolidated balance sheet. At December 27, 2008, $160 million was included in marketable securities on the Company’s consolidated balance sheet, which includes $89 million of securities classified as available-for-sale and $71 million classified as trading securities.

(5)

At December 26, 2009, $2 million was included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. At December 27, 2008, $11 million was included in other assets on the Company’s consolidated balance sheet.

(6)

At December 26, 2009, $29 million was included in marketable securities and $5 million was included in other assets on the Company’s consolidated balance sheet. At December 27, 2008, $3 million was included in marketable securities and $2 million was included in other assets on the Company’s consolidated balance sheet.

(7)

At December 26, 2009, $6 million of foreign currency deliverable contracts in a loss position was included in accrued liabilities on the Company’s consolidated balance sheet. At December 27, 2008, $36 million was included in accrued liabilities on the Company’s consolidated balance sheet, which includes $42 million of foreign currency derivable contracts that were in a loss position and $6 million of contracts that were in a gain position. (See Note 21, “Hedging Transactions and Derivative Financial Instruments”).

The Company carries financial instruments, except for its long term debt, at fair value. Investments in money market mutual funds, commercial paper, time deposits and marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within six months, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, as of December 26, 2009 and December 27, 2008, include interest rate, liquidity and credit discounts and estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS increased by $18 million as of December 26, 2009 when compared with the fair value as of December 27, 2008.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company has elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded losses of $9 million in other income (expense) during the year ended December 26, 2009, to reflect the changes in fair value of the UBS put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of December 26, 2009 and December 27, 2008, include interest rate, credit discount and estimated life of the put option.

The Company recorded income of $10 million during 2009 and a loss of $11 million during 2008 recorded in other income (expense), to reflect the change in fair value of ARS that are classified as trading securities. The Company also recorded a loss of $9 million in other income (expense) during 2009 and a gain of $11 million in other income (expense) during 2008 to reflect the changes in fair value of the UBS put option. The Company expects that while it holds both ARS purchased from UBS and the related put option, any changes in fair value of the ARS will be substantially offset by changes in the fair value of the put option. As of December 26, 2009, the Company classified its investments in ARS purchased from UBS as current assets as it has the right to exercise its put option and receive the proceeds from these ARS within the next 12 months.

The Company classified its remaining ARS as available-for-sale securities and as of December 26, 2009 the Company has recorded an unrealized gain of $8 million in other comprehensive income (loss), a component of the Company’s stockholders’ equity. These ARS had a fair value of $92 million at December 26, 2009. As of December 26, 2009, the Company classified its municipal and corporate ARS holdings as current assets as there have been significant redemptions related to the municipal and corporate ARS holdings since the failures began. These ARS had a fair value of $34 million at December 26, 2009. As of December 26, 2009, the Company classified its student loan ARS holdings as non-current assets as there have been limited redemptions since the failures began. These ARS had a fair value of $58 million at December 26, 2009.

With respect to the Company’s ARS holdings purchased from UBS, which has a par value of $69 million and an estimated fair value of $67 million as of December 26, 2009, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

As of December 26, 2009 the par value of all the Company’s ARS holdings was $165 million with an estimated fair value of $159 million.

The roll-forward of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Year Ended December 26, 2009		Year Ended December 27, 2008
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$160	$11	$—	$—
Transfers of ARS into Level 3	—	—	210	—
Redemption at par	(19)	—	(26)	—
Change in fair value included in net income (loss)	10	(9)	(24)	11
Change in fair value included in other comprehensive income (loss)	8	—	—	—
Ending balance	$159	$2	$160	$11

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

	December 26, 2009		December 27, 2008
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$4,303	$4,046	$4,551	$2,071

The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment term.

NOTE 8:    Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt and marketable equity securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper and money market auction rate securities of industrial firms and financial institutions are rated A1, P1 or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 16 percent, 12 percent and 9 percent of the total consolidated accounts receivable balance as of December 26, 2009. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit limits, credit lines, monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with one large international financial institution of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by this counterparty because the Company monitors its credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If the counterparty fails to fulfill is performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparty, the Company determined its counterparty credit risk to be immaterial. At December 26, 2009, the Company’s obligations under the contracts exceed the counterparty’s obligations by approximately $6 million.

The Company is largely dependent on one supplier of its silicon-on-insulator (SOI) wafers. The Company is also dependent on key chemicals from a limited number of suppliers and relies on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for its microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of the Company’s graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The macroeconomic challenges currently affecting the global economy may impact the Company’s key suppliers who may reduce their output and become insolvent which may adversely impact the Company’s ability to procure key materials. For example, in 2009, Qimonda AG, a supplier of memory for the Company’s graphics products commenced insolvency proceedings. If the Company is unable to procure certain of these materials, the Company may have to reduce its manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on the Company.

NOTE 9:    Income Taxes

The provision (benefit) for income taxes consists of:

	2009	2008	2007
	(In millions)
Current:
U.S. Federal	$(4)	$(6)	$—
U.S. State and Local	1	1	—
Foreign National and Local	(13)	(9)	42
Total	$(16)	$(14)	$42
Deferred:
U.S. Federal	$—	$—	$(11)
Foreign National and Local	128	82	(4)
Total	$128	$82	$(15)
Provision for income taxes	$112	$68	$27

Pre-tax loss from foreign operations was $1.1 billion in 2009, $1.5 billion in 2008 and $1.1 billion in 2007.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 26, 2009 and December 27, 2008 are as follows:

	2009	2008
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$774	$841
Deferred distributor income	58	35
Inventory valuation	55	142
Accrued expenses not currently deductible	179	160
Acquired intangibles	485	431
Tax deductible goodwill	482	675
Investments	159	83
Federal and state tax credit carryovers	229	246
Foreign capitalized research and development costs	106	134
Foreign research and development ITC credits	355	201
Discount of convertible notes	372	472
Other	238	237
Total deferred tax assets	3,492	3,657
Less: valuation allowance	(3,279)	(3,372)
	213	285
Deferred tax liabilities:
Property, plant and equipment	(245)	(181)
Capitalized interest	(13)	(23)
Acquired intangibles	(5)	(8)
Unrealized translation gain	(25)	(28)
Other	(21)	(21)
Total deferred tax liabilities	(309)	(261)
Net deferred tax assets (liabilities)	$(96)	$24

As of December 26, 2009 and December 27, 2008, non-current deferred tax assets of approximately $102 million and $92 million, respectively, were included in the caption “Other assets” on the Company’s consolidated balance sheet. As of December 27, 2008, non-current deferred tax assets on the balance sheet include $5 million of prepaid tax. As of December 26, 2009, current deferred tax liabilities of approximately $9 million were included in the caption “Accrued liabilities” on the Company’s consolidated balance sheet.

As of December 26, 2009, substantially all of the Company’s U.S. and foreign deferred tax assets other than German deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 26, 2009, in management’s estimate, is not more likely than not to be achieved. In 2009, the net valuation allowance decreased by $93 million primarily for decreases in deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes. In 2008 the net valuation allowance increased by $1.1 billion primarily to provide valuation allowance for deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes.

As of December 26, 2009 and December 27, 2008, the Company had $257 million and $251 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 26, 2009 and December 27, 2008, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s convertible notes. The tax benefit from these deductions will increase capital in excess of par when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 26, 2009. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State/ Provincial	Expiration
	(millions)
US-net operating loss carryovers	$1,872	$152	2015 to 2029
US-credit carryovers	403	161	2010 to 2029
German-net operating loss carryovers	63	62	No expiration
Canada-net operating loss carryovers	52	51	2018
Canada-investment tax credit carryovers	368	N/A	2024 to 2028
Canada-R&D pools	138	185	No expiration
Barbados-net operating loss carryovers	305	N/A	2012 to 2017

Utilization of $81 million of the Company’s U.S. federal net operating loss carry-forwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions. Utilization of net operating losses in Germany is limited to 60 percent of taxable income in any one year. The Company also had other aggregate foreign loss carry-forwards totaling approximately $40 million in other countries with various expiration dates.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2009
Statutory federal income tax expense	$147	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(63)	(15.0)%
Foreign losses not benefited	306	73.1%
Foreign benefits not realized	122	29.1%
US IRC 186 special deduction for Intel settlement	(396)	(94.5)%
Research and development credit monetization	(5)	(1.2)%
	$112	26.7%
2008
Statutory federal income tax expense	$(832)	35.0%
State taxes, net of federal benefit	1	0.0%
Foreign income at other than U.S. rates	(74)	3.1%
Foreign losses not benefited	670	(28.2)%
US net operating losses not benefited	309	(13.0)%
Research and development credit monetization	(6)	0.2%
	$68	(2.9)%
2007
Statutory federal income tax expense	$(986)	35.0%
Foreign income at other than U.S. rates	(65)	2.3%
Foreign operating losses and deductions utilized	(74)	2.6%
Foreign operating losses not benefited	558	(19.8)%
US net operating losses not benefited	594	(21.1)%
	$27	(1.0)%

The Company has made no provision for U.S. income taxes on approximately $742 million of cumulative undistributed earnings of certain foreign subsidiaries through December 26, 2009 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $215 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore, China and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. Due to current losses, the tax holidays did not impact the Company’s net income in fiscal 2009, decreased the Company’s net loss by approximately $7 million in fiscal 2008 (less than $.02 per share, diluted) and by $16 million in fiscal year 2007 (less than $0.03 per share, diluted).

In June 2006, the Financial Accounting Standards Board issued a standard related to the accounting for uncertainty in income taxes. This standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the gross unrecognized tax benefits is as follows:

(millions)
Balance at December 28, 2008	$180
Increases for tax positions taken in prior years	11
Decreases for tax positions taken in prior years	(18)
Increases for tax positions taken in the current year	6
Decreases for tax positions taken in the current year	—
Decreases for settlements with taxing authorities	(8)
Decreases for lapsing of the statute of limitations	(5)
Balance at December 26, 2009	$166

Balance at December 29, 2007	$149
Increases for tax positions taken in prior years	54
Decreases for tax positions taken in prior years	(25)
Increases for tax positions taken in the current year	7
Decreases for tax positions taken in the current year	—
Decreases for settlements with taxing authorities	—
Decreases for lapsing of the statute of limitations	(5)
Balance at December 27, 2008	$180

The amount of unrecognized tax benefits that would impact the effective tax rate was $11 million and $31 million as of December 26, 2009 and December 27, 2008, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of December 26, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $16 million and $5 million, respectively. As of December 27, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $14 million and $26 million, respectively.

The Company recorded net interest expense of $2 million and a decrease of $24 million of penalty expense in its consolidated statement of operations in 2009. The Company recorded net interest expense of $5 million in its consolidated statement of operations in 2008. The Company recorded a decrease of $10 million net penalty expense in its consolidated statement of operations and a reduction of $6 million of penalties was offset to goodwill in 2008. The reduction of penalties that were offset to goodwill was related to the expiration of the statutes of limitations in certain foreign jurisdictions. The Company recorded net interest expense of $3 million in its consolidated statement of operations and a reduction of $15 million of interest was offset to goodwill in 2007. The Company recorded $2 million net penalty expense in its operating statement and a reduction of $4 million of penalties was offset to goodwill in 2007.

During the 12 months beginning December 27, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $96 million ($9 million net of deferred tax gross up) as a result of the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure on open audits is highly uncertain.

As of December 26, 2009, the Canada Revenue Agency, or CRA, has completed its audit of ATI for the years 2000 through 2004 but had not yet issued its final Notice of Assessment. The U.S. Internal Revenue Service is auditing AMD’s tax years 2004 through 2006. As of December 26, 2009 the German tax authorities are auditing AMD’s German subsidiaries for the tax years 2001 through 2004. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. As a result of the application of uncertainty in income taxes in ASC 740, the Company has recognized $102 million of current and long-term deferred tax assets, previously under a valuation allowance with $102 million of liabilities for unrecognized tax benefits as of December 26, 2009.

NOTE 10:    Debt

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations as of December 26, 2009 and December 27, 2008 consist of:

	2009	2008
	(In millions)
7.75% Senior Notes Due 2012	$—	$390
5.75% Convertible Senior Notes due 2012	485	1,500
6.00% Convertible Senior Notes due 2015	1,641	1,928
8.125% Senior Notes due 2017	449	—
Fab 36 Term Loan	460	705
Repurchase obligations to Fab 36 Partners	—	28
GF Class A Subordinated Convertible Notes	254	—
GF Class B Subordinated Convertible Notes	1,015	—
Capital lease obligations	256	225
	4,560	4,776
Less: current portion	308	286
Long-term debt and capital lease obligations, less current portion	$4,252	$4,490

7.75% Senior Notes Due 2012

On October 29, 2004, the Company issued $600 million of 7.75% Senior Notes due 2012 (the 7.75% Notes).

In 2006, the Company redeemed $210 million of the aggregate principal amount outstanding of the 7.75% Notes. In 2009, the Company redeemed the remaining $390 million of the aggregate principal amount outstanding of the 7.75% Notes for $398 million. The Company recorded a loss on redemption of approximately $11 million, which is recorded in “Other income (expense), net” in its 2009 consolidated statement of operations.

5.75% Convertible Senior Notes due 2012

On August 14, 2007, the Company issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes are general unsecured senior obligations of the Company. The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012.

In 2009, the Company repurchased $1,015 million in aggregate principal amount of its outstanding 5.75% Notes for $1,002 million. The Company recorded a net gain on redemption of approximately $6 million, which is recorded in “Other income (expense), net” in its 2009 consolidated statement of operations.

The remaining 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of the Company’s common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of the Company’s common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes may require the Company to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

The Company has the right to purchase or otherwise retire the balance of its 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes are general unsecured senior obligations of the Company. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015.

In 2008, the Company repurchased $60 million in principal amount of its 6.00% Notes for $21 million. The Company recorded a net gain on repurchase of approximately $34 million, which is recorded in “Other income (expense), net” in its 2008 consolidated statement of operations.

In 2009, the Company repurchased $344 million in aggregate principal amount of its 6.00% Notes for $161 million. The Company recorded a net gain on repurchase of approximately $174 million, which is recorded in “Other income (expense), net” in its 2009 consolidated statement of operations.

Upon the occurrence of certain events described in the indenture governing the 6.00% Notes, the remaining 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes (6.00% Conversion Shares) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The Company has the right to purchase or otherwise retire the balance of its 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer.

8.125% Senior Notes Due 2017

On November 30, 2009, the Company issued $500 million of 8.125% Senior Notes due 2017 (the 8.125% Notes) at a discount of 10.204%. The 8.125% Notes are general unsecured senior obligations of the Company. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010, until the maturity date of December 15, 2017. The discount of $51 million is recorded as a contra debt and will be amortized, using the effective interest method, to interest expense over the life of the loan.

Prior to December 15, 2013, the Company may redeem some or all of the 8.125% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. Thereafter, the Company may redeem all or part of the 8.125% Notes at any time at specified redemption prices, plus accrued and unpaid interest. In addition, prior to December 15, 2012, the Company may redeem up to 35% of the 8.125% Notes from the proceeds of certain equity offerings at pre-defined redemption prices.

Holders have the right to require the Company to repurchase all or a portion of the Company’s 8.125% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 8.125% Notes, at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest.

The 8.125% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries from:

•	incurring additional indebtedness, except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of a default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling our assets as an entirety or substantially as an entirety.

The agreements governing our 5.75% Notes, 6.00% Notes and 8.125% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Fab 36 Term Loan and Guarantee

On April 21, 2004, AMD Fab 36 KG, the legal entity that owned Fab36, the Company’s 300-millimeter wafer fabrication facility, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, (the Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The Company guaranteed the obligations of AMD Fab 36 KG to the lender under the Fab 36 Loan Agreements. As of December 26, 2009, total amount outstanding under the Fab 36 Term Loan was $460 million; the rate of interest on the loan as of December 26, 2009 was 2.23406 percent. This loan is repayable in quarterly installments which terminate in March 2011.

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of Fab 36, AMD Fab 36 KG and its affiliated limited partners and general partner, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH and AMD Fab 36 LLC as well as the Fab 36 Loan Agreement to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if the Company is called upon to make any payments under the Guarantee Agreement, GF has separately agreed to indemnify the Company for the full amount of such payments.

The Company must comply with certain covenants set forth in the Guarantee Agreement, such as adjusted tangible net worth and EBITDA financial covenants. The Company was in compliance with all such covenants at December 26, 2009.

GF Class A Subordinated Convertible Notes

In connection with the closing of the GF manufacturing joint venture transaction, GF issued $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes to ATIC for cash. In July 2009, GF issued $52 million of Class A Notes to ATIC for cash, pursuant to the terms of the Funding Agreement (See Note 3, GLOBALFOUNDRIES, for additional information).

The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature on March 2, 2019. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

GF Class B Subordinated Convertible Notes

In connection with the closing of the GF manufacturing joint venture transaction, GF issued $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes to ATIC for cash. In July 2009, GF issued $208 million of Class B Notes to ATIC for cash, pursuant to the terms of the Funding Agreement (See Note 3, GLOBALFOUNDRIES, for additional information).

The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature on March 2, 2019. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) a GF IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Capital Lease Obligations

As of December 26, 2009, the Company had aggregate outstanding capital lease obligations of $256 million. Included in this amount is $225 million of GF’s obligations under certain energy supply contracts for its wafer fabrication facilities in Dresden, Germany. Certain fixed payments due under these energy supply arrangements are accounted for as capital leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

The gross amount of assets recorded under capital leases totaled approximately $249 million and $213 million as of December 26, 2009 and December 27, 2008, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $69 million and $49 million as of December 26, 2009 and December 27, 2008 respectively.

Future Payments on Long Term Debt and Capital Lease Obligations

As of December 26, 2009, the Company’s long term debt and capital lease payment obligations for each of the next five years and beyond, are:

	Long Term Debt (Principal only)	Capital Leases
	(In millions)
2010	$290	$49
2011	170	49
2012	485	50
2013	—	50
2014	—	50
Beyond 2014	3,359	177
Total	4,304	425
Less: amount representing interest	—	169
Total	$4,304	$256

Other Short Term Obligations

In addition to the Company’s long-term debt and capital lease obligations as stated in the earlier table, the Company also has the following short term obligations.

Receivable Financing Arrangement

On March 26, 2008, the Company entered into a Sale of Receivables—Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. In November 2009, AMD (China), Co. Ltd entered into a similar sales agreement with IBM Factoring (CHINA) Co., Ltd., (IBM GF), pursuant to which AMD (China) agreed to sell to IBM GF certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of December 26, 2009, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from the distributors. In 2009, the Company received proceeds of approximately $605 million from the transfer of accounts receivable under these financing arrangements, and the IBM parties collected approximately $535 million from the distributors participating in these arrangements. $156 million and $86 million were outstanding under these agreements as of December 26, 2009 and December 27, 2008, respectively. These amounts appear as “Other short-term obligations” on the Company’s consolidated balance sheets and are not considered cash commitments. In December 2009, the Company expanded its relationship with IBM to include selected distributor receivables of its Canadian subsidiary, ATI Technologies.

AMD China Revolving Credit Line

In November 2009, AMD Products (China) Co. Ltd. (AMD Products) entered into a one year revolving credit agreement in the amount of RMB200 million ($30 million based on a foreign exchange rate as of December 26, 2009) with China Merchant Bank to finance the working capital needs of AMD Products. The interest rate is based on the six-month loan rates published by The People’s Bank of China. The Company must repay the principal and accrued interest every three months. Advanced Micro Devices (China) Co., Ltd., the parent company of AMD Products, provided an irrevocable guarantee to China Merchant Bank with respect to the amounts outstanding under the revolving credit agreement. As of December 26, 2009, the outstanding balance was RMB100 million ($15 million), and the interest rate was 4.45 percent.

NOTE 11:    Accounting Change—Convertible Debt Instruments

In the first quarter of 2009, the Company adopted the new guidance for accounting for convertible debt that may be fully or partially settled in cash upon conversion, as codified principally in ASC 470 and modified its accounting for its 6.00% Notes. To retrospectively apply this new guidance, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. The initial value of the equity component ($259 million), which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

During 2008, the Company repurchased $60 million in principal value of its 6.00% Notes in an open market transaction for approximately $21 million and recognized a gain of approximately $34 million after giving effect to the retrospective application of the change in accounting.

During 2009, the Company repurchased $344 million in principal value of its 6.00% Notes in open market transactions for approximately $161 million and recognized a gain of approximately $174 million. The Company also adjusted the carrying value of the equity component by $27 million as a result of these repurchases.

The effect of applying the provisions of the new guidance in 2009 was (i) an increase in non-cash interest expense of approximately $25 million, which represents accretion of the unamortized debt discount associated with the 6.00% Notes for 2009, and (ii) a net decrease in other income (expense) of $6 million, which represents the difference in accounting for the gain on the debt repurchase under prior accounting compared with accounting pursuant to the new guidance.

Information related to equity and debt components:

	December 26, 2009	December 27, 2008
	(In millions)
Carrying amount of the equity component	$228	$255
Principal amount of the 6.00% Notes	1,796	2,140
Unamortized discount(1)	(155)	(212)
Net carrying amount	$1,641	$1,928

(1)	As of December 26, 2009, the remaining period over which the unamortized discount will be amortized is 64 months.

Information related to interest rates and expense

(Millions except percentages):

	Year Ended
	December 26 2009	December 27 2008	December 27 2007
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$117	$132	$88
Interest cost related to amortization of the discount	$25	$25	$15

The following tables show the financial statement line items affected by retrospective application of the new guidance on the affected financial statement line items for the periods indicated:

	Consolidated Statements of Operations (In millions except per share data)
	Years Ended
	December 27, 2008			December 29, 2007
	As Retrospectively Adjusted	As Reported	Effect of Change	As Retrospectively Adjusted	As Reported	Effect of Change
Interest expense	$(391)	$(366)	$(25)	$(382)	$(367)	$(15)
Other income (expense), net	(37)	(31)	(6)	(162)	(162)
Income (loss) before income taxes	(2,344)	(2,313)	(31)	(2,781)	(2,766)	(15)
Income (loss) from continuing operations	(2,412)	(2,381)	(31)	(2,808)	(2,793)	(15)
Net income (loss)	(3,096)	(3,065)	(31)	(3,359)	(3,344)	(15)
Net income (loss) attributable to AMD common stockholders	(3,129)	(3,098)	(31)	(3,394)	(3,379)	(15)
Net income (loss) attributable to AMD common stockholders per common share
Basic and diluted net income (loss) attributable to AMD common stockholders from continuing operations	$(4.03)	$(3.98)	$(0.05)	$(5.09)	$(5.07)	$(0.02)
Basic and diluted net income (loss) attributable to AMD common stockholders per common share	$(5.15)	$(5.10)	$(0.05)	$(6.08)	$(6.06)	$(0.02)
Shares used in per share calculation
Basic and diluted	607	607		558	558

	Consolidated Balance Sheets December 27, 2008
	As Retrospectively Adjusted	As Previously Reported	Effect of Change
	(In millions)
Other assets	$506	$509	$(3)
Total assets	7,672	7,675	(3)
Long-term debt and capital lease obligation, less current portion(1)	4,490	4,702	(212)
Stockholders’ equity:
Capital in excess of par value(2)	6,354	6,099	255
Retained earnings (deficit)(3)	(6,244)	(6,198)	(46)
Total stockholders’ equity	127	(82)	209
Total liabilities and stockholders’ equity	$7,672	$7,675	$(3)

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

(2)

The effect of the change on paid-in capital at December 27, 2008 includes the discount determined as of the original issuance date of the 6.00% Notes ($259 million) less the portion of the original debt issuance costs in proportion to amounts allocated to equity ($4 million).

(3)

The effect of the change on retained earnings (deficit) at December 27, 2008 includes the amortization of the discount from the issuance date ($41 million) and an adjustment to the previously reported gain on the November 2008 repurchase of the 6.00% Notes ($5 million).

NOTE 12:    Intel Settlement

On November 12, 2009, Intel Corporation and the Company entered into an agreement to end all outstanding legal disputes between the companies including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

•	The Company and Intel agreed to a new 5-year patent cross license agreement that gives the Company broad rights and the freedom to operate a business utilizing multiple foundries;

•	Intel and the Company gave up any claims of breach from the previous license agreement;

•	Intel paid the Company $1.25 billion;

•	Intel agreed to abide by a set of business practice provisions going forward;

•	The Company dropped all pending litigation, including the case in U.S. District Court in Delaware and two cases pending in Japan; and

•	The Company withdrew all of its regulatory complaints worldwide.

This settlement satisfies all past antitrust litigation and disputes and there are no future obligations (e.g., the patent cross license agreement represents fully paid up licenses by both the Company and Intel for which no future payments or delivery is required) that the Company would need to perform to earn this settlement payment. Accordingly, the Company has recognized the entire settlement amount in its fiscal 2009 operating results.

NOTE 13:    Supplemental Statement of Operations Information

Gain on sale of 200 millimeter equipment and the license of related process technology

During 2008, in conjunction with the conversion of Fab 30, our former manufacturing facility in Dresden, Germany from 200 millimeter to 300 millimeter fabrication, the Company sold certain 200 millimeter manufacturing equipment and licensed certain process technology to a third party. The Company evaluated this multiple-element arrangement and determined that each component was considered a separate unit of accounting. In addition, the transaction consideration was allocated to each unit based on their relative fair values.

Upon delivery of a majority of the manufacturing equipment to the applicable third party, the Company recognized a gain of approximately $167 million, which is classified in the caption “Gain on sale of 200 millimeter equipment” in the Company’s 2008 consolidated statement of operations. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represents gains recognized on sale of other 200 millimeter equipment to other third parties. In addition, the Company deferred recognizing approximately $49 million of payments received pending the future delivery of the remaining manufacturing equipment. Upon delivery of the process technology, the Company recognized revenue of approximately $191 million, which is included in the caption “Net revenue” in the Company’s 2008 consolidated statement of operations. During 2009, there has been no activity related to the sale of 200 millimeter equipment and the deferred gain of $47 million classified in the caption “Other long-term liabilities” on the Company’s consolidated balance sheets.

Interest Expense

	2009	2008	2007
	(In millions)
Total interest charges	$439	$400	$405
Less: interest capitalized	(1)	(9)	(23)
Interest expense	$438	$391	$382

The Company recorded $1 million of capitalized interest during 2009 related to GF’s Fab 2 building site in Saratoga County, New York. The Company has capitalized interest primarily in connection with the construction of the Fab 36 wafer fabrication facility and equipment facilitization activities in Dresden, Germany and in connection with the construction of its corporate campus in Austin, Texas. The Company discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production, and the Company discontinued capitalizing interest for the Austin office facility in the fourth quarter of 2007, when the construction was completed.

Other Income (Expense), Net

	2009	2008	2007
	(In millions)
Net gain (loss) on debt redemption	$169	$33	$(22)
Gain on sale of certain Handheld assets	28	—	—
Gain on legal settlement	25	—	—
Loss on real estate transfer taxes related to GF	(17)	—	—
Charge related to AMTC joint venture	(10)	—	—
Impairment charges related to Spansion investment	(3)	(53)	(111)
Foreign exchange loss	(27)	—	—
Gain (loss) on adjustments of ARS to fair value	10	(24)	—
Gain (loss) on adjustments of UBS put option to fair value	(9)	11	—
Gain on sale of vacant land in Sunnyvale, California	—	—	19
Other	—	(4)	(4)
Other income (expense), net	$166	$(37)	$(118)

NOTE 14:    Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity in net income (loss) of investees and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

From the first quarter of 2007 through the first quarter of 2008, in conjunction with the integration of ATI’s operations, the CODM began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue;

•	the Graphics segment, which included graphics, video and multimedia products and related revenue and

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

•

the Graphics segment, which included graphics, video and multimedia products and related revenue, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s graphics technology.

During the fourth quarter of 2008, the Company determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result the Company classified the results of its Handheld business unit back into continuing operations.

In the first quarter of 2009, as a result of the formation of GF, the Company began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate its graphics technology; and

•

the Foundry segment, which includes the operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF from March 2, 2009 to December 26, 2009.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Such expenses are non-Foundry segment related expenses and include employee stock-based compensation expense, restructuring charges and impairment charges for goodwill and intangible assets. The income the Company recognized from its settlement agreement with Intel and the results of the Handheld business unit, which consists of revenue from sales of AMD Imageon media processors and other handheld products, are also reported in the All Other category.

From the first quarter of 2009 through the fourth quarter of 2009, the Company also had an Intersegment Eliminations category, which is also not a reportable segment. This category includes intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for the year ended December 26, 2009. Information specific to the Foundry segment and Intersegment Eliminations for prior periods has not been recast to reflect the segment changes noted above because it is not practicable to do so.

Year Ended December 26, 2009
(in millions)
Net revenue:
Computing Solutions	$4,131
Graphics	1,206
Foundry	1,101
All Other	66
Intersegment Eliminations	(1,101)
Total net revenue	$5,403

Operating income (loss):
Computing Solutions	$127
Graphics	50
Foundry	(433)
All Other	968
Intersegment Eliminations	(48)
Total operating income (loss)	664
Interest income	16
Interest expense	(438)
Other income (expense), net	166
Equity in net income (loss) of investees	—
Income (loss) from continuing operations before income taxes	$408

The following table provides a summary of net revenue and operating income (loss) by segment for 2009, 2008 and 2007, applying the segment structure that was in place as of December 27, 2008:

	2009	2008	2007
	(In Millions)
Net revenue:
Computing Solutions	$4,131	$4,559	$4,702
Graphics	1,206	1,165	992
All Other	66	84	164
Total net revenue	$5,403	$5,808	$5,858

Operating income (loss):
Computing Solutions	$(297)	$(461)	$(712)
Graphics	30	12	(39)
All Other	931	(1,506)	(1,559)
Total operating income (loss)	664	(1,955)	(2,310)
Interest income	16	39	73
Interest expense	(438)	(391)	(382)
Other income (expense), net	166	(37)	(118)
Equity in net income (loss) of investees	—	—	(44)
Income (loss) from continuing operations before income taxes	$408	$(2,344)	$(2,781)

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

The following table summarizes sales for the three years ended December 26, 2009 and long-lived assets by geographic areas as of the two years ended December 26, 2009:

	2009	2008	2007
	(in millions)
Sales to external customers:
United States	$704	$737	$715
Japan	306	331	185
China	2,445	2,553	2,456
Europe	934	1,021	1,223
Other Countries	1,014	1,166	1,279
	$5,403	$5,808	$5,858
Long-lived assets:
United States	$716	$671
Germany	2,756	3,116
Singapore	145	269
Other Countries	192	240
	$3,809	$4,296

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers including third-party distributors, OEMs, ODMs, add-in-board manufacturers, system integrators, retail stores and e-commerce retailers.

In 2009, the Company had one customer that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to this customer for each period was approximately $1.3 billion, or 24 percent of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

In 2007 and 2008, the Company had one customer that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to this customer for both periods were approximately $1.2 billion, or 21 percent of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

NOTE 15:    Stock-Based Incentive Compensation Plans

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

Restricted Stock.    Restricted stock awards can be granted to any employee, director or consultant. The purchase price for an award of restricted stock is $0.00 per share. Prior to February 25, 2009, restricted stock based on continued service may not fully vest for three years from the date of grant. As of February 25, 2009, restricted stock based on continued service may fully vest with no minimum time requirements. Restricted stock that is performance based generally may not fully vest for at least one year from the date of grant.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share. Prior to February 25, 2009, restricted stock based on continued service may not fully vest for three years from the date of grant. As of February 25, 2009, restricted stock based on continued service may fully vest with no minimum time requirements. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

Option Exchange.    In June 2009, the Company launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under the 2004 Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common with a weighted-average exercise price of $14.70 per share, and the Company cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of the Company common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized expenses associate with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s employee stock purchase plan was allocated in the consolidated statements of operations as follows:

	Year Ended December 26, 2009	Year Ended December 27, 2008	Year Ended December 29, 2007
		(In millions)
Cost of sales	$3	$10	$11
Research and development	40	44	50
Marketing, general, and administrative	32	23	48
Total stock-based compensation expense	75	77	109
Tax benefit	—	—	—
Stock-based compensation expense, net of tax	$75	$77	$109

For the year ended December 26, 2009, the Company did not have employee stock-based compensation expense for discontinued operations. For the year ended December 27, 2008 and December 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million and $3 million, respectively.

The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was insignificant.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer, and must be exercised prior to their expiration date. The Company uses the lattice-binomial model in determining the fair value of the employee stock options.

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the year ended December 26, 2009, December 27, 2008 and December 29, 2007 was $2.59, $2.16 and $5.81 per share respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Year Ended December 26, 2009	Year Ended December 27, 2008	Year Ended December 29, 2007
Expected volatility	70.51%	72.00%	53.10%
Risk-free interest rate	1.56%	2.4%	4.40%
Expected dividends	0%	0%	0%
Expected life (in years)	3.67	3.19	3.55

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

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected term of employee stock options is impacted by all of the underlying assumptions and calibration of the lattice-binomial model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested term and the extent to which the option is in-the-money. The lattice- binomial model estimates the probability of exercise as a function of these two variables based on the past ten year history of exercises, post-vesting cancellations, and outstanding options on all option grants other than pre-vesting forfeitures made by the Company.

The following table summarizes stock option activity and related information:

	Year Ended December 26, 2009		Year Ended December 27, 2008		Year Ended December 29, 2007
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	58,145	$11.97	43,485	$16.61	47,663	$16.50
Granted	10,410	$4.24	23,724	$4.38	3,293	$14.09
Canceled	(25,308)	$14.20	(8,915)	$14.53	(4,459)	$18.30
Exercised	(813)	$3.09	(149)	$5.85	(3,012)	$9.67
Outstanding at end of year	42,434	$8.65	58,145	$11.97	43,485	$16.61
Exercisable at end of year	24,493	$12.04	33,429	$16.77	35,091	$16.44

As of December 26, 2009, the weighted average remaining contractual life of stock options outstanding was 4.21 years and their aggregate intrinsic value was $164 million. As of December 26, 2009, the weighted average remaining contractual life of stock options exercisable was 3.20 years and their aggregate intrinsic value was $57 million. The total intrinsic value of stock options exercised for 2009, 2008 and 2007 was $5 million, $0.2 million and $18 million.

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

The summary of the changes in restricted stock awards outstanding during the year ended December 27, 2008, December 29, 2007 and December 31, 2006 is presented below:

	Year Ended December 26, 2009		Year Ended December 27, 2008		Year Ended December 29, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	11,202	$11.09	9,867	$20.20	7,062	$24.65
Granted	17,046	$4.12	8,023	$7.06	6,445	$14.89
Forfeited	(2,237)	$9.70	(3,368)	$18.52	(1,124)	$22.77
Vested	(4,134)	$13.68	(3,320)	$20.89	(2,516)	$17.94
Nonvested balance at end of period	21,877	$5.32	11,202	$11.09	9,867	$20.20

The table above does not include restricted stock units accounted for as liability awards related to the ATI acquisition, which is not significant.

The total fair value of restricted stock and restricted stock units vested during 2009, 2008 and 2007 was $16 million, $19 million and $37 million, respectively. Compensation expense recognized for the restricted stock units for 2009, 2008 and 2007 was approximately $49 million, $45 million and $68 million. Compensation expense recognized for the restricted stock awards is not significant.

As of December 26, 2009, the Company had $28 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.49 years.

As of December 26, 2009, the Company had $74 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 2.34 years.

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. Beginning with the November 2007 purchase period the Company temporarily suspended its ESPP program, and the Company indefinitely suspended the program on December 3, 2008. A summary of stock purchased under the ESPP for the specified fiscal years is shown below:

Year Ended December 29, 2007
Aggregate purchase price (in millions)	$51
Shares purchased (in thousands)	4,385

Based on the Black-Scholes option pricing model, the weighted-average fair value of rights granted under the Company’s ESPP during 2007 was $3.11 per share. The underlying assumptions used in the model for 2007 ESPP purchases are outlined in the following table:

Year Ended December 29, 2007
Expected life (years)	0.25
Expected stock price volatility	37.1%
Risk-free interest rate	4.92%

Shares Reserved for Issuance.    The Company had a total of approximately 17.5 million shares of common stock as of December 26, 2009 that were available for future grants under the 2004 Plan and 64.2 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock awards (including restricted stock units and awards) under the 2004 Plan, the Company’s prior equity compensation plans and the assumed ATI plans. In addition, the Company had approximately 4.4 million shares reserved under the ESPP, which was suspended indefinitely in December 2008.

NOTE 16:    Other Employee Benefit Plans

Corporate Bonus Plan.    All full-time employees are eligible for this program with the exception of those participating in the sales incentive plan. The plan allows employees to share in the Company’s financial success based on company and individual performance. There was no payout for 2009, 2008 and 2007.

Retirement Savings Plan.    The Company had a retirement savings plan, commonly known as a 401(k) plan that allowed participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matched employee contributions one to one for the first three percent of participants’ contributions and 50 cents on each dollar of additional three percent of participants’ contributions, to a maximum of 4.5 percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $5 million in 2009, $15 million in 2008 and 2007.

In 2009, as part of its cost cutting efforts, the Company temporarily suspended the matching contributions for its 401(k) plan, effective February 2, 2009. In January 2010, the Company reinstated the 401(k) company match in a phased process, resulting in a 50 percent funding model for 2010.

NOTE 17:    Commitments and Guarantees

As of December 26, 2009, total noncancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, were as follows for each of the next five years and beyond:

Operating leases
(In millions)
2010	$59
2011	31
2012	26
2013	23
2014	18
2015 and beyond	58
$215

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements accounted for as operating leases that expire at various dates through 2018. The Company also leases certain of its manufacturing and office equipment under agreements accounted for as operating leases for terms ranging from 1 to 5 years. Rent expense was approximately $55 million, $81 million and $83 million in 2009, 2008 and 2007.

In December 1998, the Company arranged for the sale of its marketing, general and administrative facility in Sunnyvale, California and leased it back for a period of 20 years. The Company recorded a deferred gain of $37 million on the sale and is amortizing it over the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 26, 2009, were approximately $215 million, of which $32 million was recorded as a liability for certain facilities that were included in the 2002 Restructuring Plan and the restructuring plans that were initiated in the second and fourth quarters of 2008 (the 2008 Restructuring Plans). (See Note 18). Of the total future non-cancelable lease obligations as of December 26, 2009, GF is responsible for $9 million.

Total non-cancelable purchase commitments as of December 26, 2009 were $1.9 billion for periods through 2020. These purchase commitments include approximately $700 million related to GF’s contractual obligations for the purchase of energy and gas for its wafer fabrication facilities in Dresden, Germany, and $828 million representing payments by GF to IBM for the period from September 26, 2009 through 2015 pursuant to its joint development agreement. As IBM’s services are performed ratably over the life of the agreement, the payments are expensed as incurred. The IBM agreement and the related payment obligations as well as the commitments to purchase energy and gas were transferred to GF upon the Closing on March 2, 2009. The remaining purchase commitments include non-cancelable contractual obligations, including GF contractual obligations, to purchase raw materials, natural resources and office supplies.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors. As of December 26, 2009, the joint venture limited partners were AMD and Toppan Printing Co., Ltd. Qimonda AG, who had been one of the limited partners in these joint ventures, was expelled in March 2009 because of its commencement of insolvency proceedings in January 2009.

In December 2002, BAC obtained a euro denominated term loan to finance the construction of the photomask facility pursuant to which the equivalent of $29 million was outstanding as of December 26, 2009. Also in December 2002, each of Toppan Photomasks Germany GmbH, and AMTC, as lessees, entered into a lease agreement with BAC, as lessor. The term of the lease agreement is 10 years from initial occupancy. Each joint venture partner guaranteed a specific percentage of AMTC’s portion of the rental payments. The rental payments to BAC are in turn used by BAC to repay amounts outstanding under the BAC term loan. There is no separate guarantee outstanding for the BAC term loan. With respect to the lease agreement, AMTC may exercise a “step-in” right in which it would take over Toppan Germany’s remaining rental payments in connection with the lease agreement between Toppan Photomask Germany and BAC. As of December 26, 2009, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $10 million. The Company’s maximum liability in the event AMTC exercises its “step-in” right and Toppan defaults under the guarantee would be approximately $47 million. These estimates are based upon forecasted rents to be charged by BAC in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a euro denominated revolving credit facility, pursuant to which the equivalent of $50 million was outstanding as of December 26, 2009. The term of the revolving credit facility is 3 years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended for up to 2 additional years. In June 2009, the AMTC revolving credit facility and related documents were amended to reflect Qimonda’s expulsion from the joint ventures. Pursuant to the amended guarantee agreement, each of AMD and Toppan guarantee 50% of AMTC’s outstanding loan balance under the revolving credit facility. As of December 26, 2009, the Company’s potential obligation under this guarantee was the equivalent of $25 million plus the Company’s portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility and not including GF cash, cash equivalents and marketable securities) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to 50% of the balance outstanding under the revolving credit facility.

As of March 28, 2009, Qimonda owed AMTC approximately $20 million in connection with its committed capacity allocations. However, as a result of the commencement of insolvency proceedings, these amounts are considered insolvency claims and will be handled along with the claims of Qimonda’s other creditors. Because the Company believes that AMTC is unlikely to recover amounts due from Qimonda during the insolvency proceedings, the Company recorded a charge of $10 million, or 50 percent of the total receivable, in the first quarter of 2009. As of December 26, 2009, this receivable was still outstanding.

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

Changes in the Company’s potential liability for product warranty during the years ended December 26, 2009 and December 27, 2008 are as follows:

	Year Ended
	December 26, 2009	December 27, 2008
	(In millions)
Balance, beginning of year	$19	$15
New warranties issued during the year	31	35
Settlements during the year	(30)	(15)
Changes in liability for pre-existing warranties during the year, including expirations	(1)	(16)
Balance, end of year	$19	$19

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

NOTE 18:    Restructuring

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

The restructuring charges recorded in conjunction with the plan initiated during the fourth quarter of 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. The remaining liability for this plan is related to lease obligations that will be paid through 2012. The Company anticipates cash payments related to this liability to be $19 million in 2010, $2 million in 2011 and $2 million in 2012. The Company expects this plan to be substantially completed in the first half of 2010.

Restructuring charges for 2008 Restructuring Plans have been aggregated and are included in the caption “Restructuring charges” in the Company’s consolidated statement of operations, with the exception of $1 million in 2008, which is classified as discontinued operations.

The following table provides a summary of each major type of cost associated with the 2008 Restructuring Plans through December 26, 2009:

	December 26, 2009	December 27, 2008	Total
	(In millions)
Severance and benefits	$25	$53	$78
Contract or program terminations	12	13	25
Asset impairments	8	18	26
Facility consolidations and closures	15	6	21
Total	$60	$90	$150

The following table provides a roll forward of the liability associated with the 2008 Restructuring Plans:

	Severance and related benefits	Other exit- related costs
	(in millions)
Balance December 27, 2008	$18	$9
Net charges	25	27
Cash payments	(37)	(19)
Balance December 26, 2009	$6	$17

In December 2002, the Company initiated a restructuring plan (the 2002 Restructuring Plan) to align the cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Sunnyvale, California site and at sales offices worldwide. With respect to its Sunnyvale, California site, the Company entered into a sublease agreement for a portion of these facilities with Spansion Inc. On March 1, 2009, Spansion Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2009, Spansion Inc. filed a motion in that proceeding in which it indicated that it does not intend to perform its obligations under its sublease agreement with the Company. As a result of this and the Company’s ongoing assessment of the restructuring accrual, the Company recorded an additional charge of approximately $5 million in the first quarter of 2009, which is included in the caption “Restructuring charges” in its consolidated statement of operations. These amounts will be paid through 2011.

The following table provides a roll forward of the liability associated with the 2002 Restructuring Plan:

Lease obligations
(In millions)
Balance December 27, 2008	$32
Charges	5
Cash payments	(17)
Balance December 26, 2009	$20

NOTE 19:    Contingencies

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

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on its financial condition or results of operations.

Other Matters

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 20:    Discontinued Operations

In 2008, the Company evaluated the viability of its non-core businesses and determined that its Digital Television business unit was not directly aligned with its core strategy of computing and graphics market opportunities and decided to divest this business unit.

The Company performed an interim impairment test of goodwill and acquired intangible assets during 2008 and concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Digital Television business unit was impaired and recorded an impairment charge of $473 million.

During the third quarter of 2008, the Company entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $141.5 million and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, the Company recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to applicable accounting guidance, the operating results of the Digital Television business unit are presented as discontinued operations in the consolidated statements of operations for all periods presented. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results from discontinued operations for the Company’s former Digital Television business unit were as follows:

	2009	2008	2007
	(In millions)
Net revenue	$—	$73	$155
Expenses	(3)	(147)	(230)
Impairment of goodwill and acquired intangible assets	—	(609)	(476)
Restructuring charges	—	(1)	—
Loss from discontinued operations	$(3)	$(684)	$(551)

NOTE 21:    Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in other comprehensive income (loss), the amount of gain (loss) reclassified from other comprehensive income (loss) and included in earnings, and the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts designated as cash flow hedges be in a gain position and accrued liabilities if in a loss position for the year ended December 26, 2009. The table also includes the amount of gain (loss) included in other income (expense) related to contracts not designated as hedging instruments for the year ended December 26, 2009.

Location of gain (loss)	Amount of gain /(loss) during the year ended December 26, 2009	Fair value included in accrued liabilities
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments		$6
Other comprehensive income (loss)	$(2)
Cost of sales	$(17)
Research and development	$(9)
Marketing, general and administrative	$(4)
Contracts not designated as hedging instruments		$—
Other income (expense), net	$(37)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis.

As of December 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $384 million. All the contracts mature within 12 months and upon maturity the amounts recorded in other comprehensive income (loss) are expected to be reclassified into earnings. Under an agreement with the counterparties, the Company is required to post a minimum $15 million collateral to secure credit lines to execute these derivative instruments. In addition, the Company is required to post additional collateral should the derivative contracts be in a net loss position. As of December 26, 2009, $24 million of collateral has been posted.

NOTE 22:    Subsequent Events

The Company has evaluated all events or transactions occurring after December 26, 2009 through February 19, 2010, the date the Company completed its consolidated financial statements and filed its Annual Report on Form 10-K for fiscal year 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. as of December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Advanced Micro Devices, Inc. changed its method of accounting for convertible debt that may be settled in cash upon conversion and the accounting for and presentation of noncontrolling interests in its consolidated financial statements effective December 28, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 19, 2010

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2009. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 26, 2009, which is included immediately following this report.

By:	/s/ Derrick R. Meyer

Name:	Derrick R. Meyer

Title:	President and Chief Executive Officer

February 19, 2010

By:	/s/ Thomas J. Seifert

Name:	Thomas J. Seifert

Title:	Senior Vice President and Chief Financial Officer

February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2009 and December 27, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2009 and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 19, 2010

Supplementary Financial Information

In 2009 and 2008, the Company used a 52-week fiscal year ending on the last Saturday in December. All of the quarters in 2009 and 2008 consisted of 13 weeks.

	2009(7)				2008(7)
	Dec. 26	Sep. 26	Jun. 27	Mar. 28	Dec. 27	Sep. 27	Jun. 28	Mar. 29
	(In millions, except per share amounts)
Net revenue	$1,646	$1,396	$1,184	$1,177	$1,162	$1,797	$1,362	$1,487
Cost of sales	911	811	743	666	890	881	851	866
Gross margin	735	585	441	511	272	916	511	621
Research and development	432	420	425	444	465	438	467	478
Marketing, general and administrative	239	221	247	287	317	315	335	337
Legal settlement(1)	(1,242)	—	—	—	—	—	—	—
Amortization of acquired intangible assets	18	17	17	18	30	30	37	40
Impairment of goodwill and acquired intangible assets(2)	—	—	—	—	684	2	403	—
Restructuring	—	4	1	60	50	9	31	—
Gain on sale of 200 millimeter equipment(3)	—	—	—	—	—	—	(193)	—
Operating income (loss)	1,288	(77)	(249)	(298)	(1,274)	122	(569)	(234)
Interest Income	3	4	6	3	7	7	10	15
Interest expense	(119)	(114)	(108)	(97)	(95)	(94)	(101)	(101)
Other income (expense), net(4)	19	47	6	94	11	(13)	(34)	(1)
Income (loss) before income taxes	1,191	(140)	(345)	(298)	(1,351)	22	(694)	(321)
Provision (benefit) for income taxes(5)	11	(5)	(10)	116	69	(1)	—	—
Income (loss) from continuing operations	$1,180	$(135)	$(335)	$(414)	$(1,420)	$23	$(694)	$(321)
Income (loss) from discontinued operations, net of tax(6)	(3)	—	—	—	(10)	(150)	(494)	(30)
Net income (loss)	$1,177	$(135)	$(335)	$(414)	$(1,430)	$(127)	$(1,188)	$(351)
Net (income) loss attributable to noncontrolling interest	23	29	25	6	(6)	(7)	(7)	(13)
Class B preferred accretion	(22)	(22)	(20)	(8)	—	—	—	—
Net income (loss) attributable to AMD common stockholders	$1,178	$(128)	$(330)	$(416)	$(1,436)	$(134)	$(1,195)	$(364)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$1.68	$(0.18)	$(0.49)	$(0.66)	$(2.34)	$0.03	$(1.16)	$(0.55)
Discontinued operations	—	—	—	—	(0.02)	(0.25)	(0.81)	(0.05)
Basic net income (loss) attributable to AMD common stockholders per common share	$1.68	$(0.18)	$(0.49)	$(0.66)	$(2.36)	$(0.22)	$(1.97)	$(0.60)
Diluted
Continuing operations	$1.52	$(0.18)	$(0.49)	$(0.66)	$(2.34)	$0.03	$(1.16)	$(0.55)
Discontinued operations	—	—	—	—	(0.02)	(0.25)	(0.81)	(0.05)
Diluted net income (loss) attributable to AMD common stockholders per common share	$1.52	$(0.18)	$(0.49)	$(0.66)	$(2.36)	$(0.22)	$(1.97)	$(0.60)
Shares used in per share calculation
Basic	705	694	667	626	609	608	607	606
Diluted	791	694	667	626	609	608	607	606
Common stock market price range
High	$9.95	$6.30	$4.90	$3.78	$6.00	$6.47	$7.98	$8.08
Low	$4.33	$3.22	$3.04	$1.86	$1.62	$4.05	$5.61	$5.31

(1)

On November 11, 2009, we entered into a settlement agreement with Intel Corp. Pursuant to the settlement agreement, Intel paid us $1.25 billion in December 2009 and we recorded a $1.242 billion gain net of certain expenses.

(2)	Represents impairments taken on ATI goodwill and acquired intangible assets.
(3)	Represents a gain on the sale of 200 millimeter equipment associated with the conversion of Fab 30 to a 300 mm fabrication facility.
(4)

In the first, second and third fiscal quarters of 2009 and the fourth quarter of 2008, we recorded gains of $108 million, $6 million, $66 million, and $33 million, respectively, related to the repurchase of our 5.75% and 6.00% Notes. In the first quarter of 2009 and the second, third and fourth quarters of 2008 we recorded impairment charges of $3 million, $24 million, $9 million and $20 million, respectively, related to our investment in Spansion.

(5)

The tax provision in the first quarter of 2009 is primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interest in our Dresden subsidiaries to GF. The income tax provision in the fourth quarter of 2008 primarily results from increases in net deferred tax liabilities in our German subsidiaries reduced by net current tax benefits in other jurisdictions.

(6)

In the second quarter of 2008 we decided to divest our Digital Television business unit. As a result, we classified this business unit as discontinued operations in our financial statements. All prior periods presented have been recast to conform to the current period presentation.

(7)

Includes the effects of retrospective adoption of new accounting guidance for convertible debt that may be settled in cash upon conversion, as well as the new presentation guidance for noncontrolling interest, which guidance was adopted in the first quarter of 2009. The impact of the change in accounting for our 6.00% Notes, on each of the quarters for 2009 and the adjustments to previously reported quarterly data for 2008 are summarized in the following table:

	2009				2008
	Dec. 26	Sep. 26	Jun. 27	Mar. 28	Dec. 27	Sep. 27	Jun. 28	Mar. 29
	(In millions, except per share amounts)
Interest expense	$(6)	$(6)	$(6)	$(7)	$(6)	$(7)	$(6)	$(6)
Other income (expense), net	—	(15)	—	9	(6)	—	—	—
Net income (loss) attributable to AMD common stockholders	$(6)	$(21)	$(6)	$2	$(12)	$(7)	$(6)	$(6)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$0.00	$(0.02)	$(0.01)	$(0.01)	$(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 26, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data, immediately following the financial statement audit report of Ernst & Young LLP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting except that to ensure a consistent control environment, a number of key controls over financial reporting were implemented for GLOBALFOUNDRIES during the fourth quarter of 2009. The controls added included key controls on the business process level, as well as IT general controls, and were caused by the ERP separation activities between AMD and GF. The implemented controls are substantially the same or similar to those existing at AMD.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “2009 Non-Employee Director Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Policies and Practices,” “Executive Compensation” (including 2009 Summary Compensation Table, 2009 Nonqualified Deferred Compensation, Outstanding Equity Awards at 2009 Fiscal Year-End, Grants of Plan-Based Awards in 2009 and Option Exercises and Stock Vested in 2009 and 2009 Pension Benefits), “Retirement Benefit Arrangements,” “Replacement Retirement Benefit Arrangement for Mr. Rivet,” “Replacement Retirement Benefit Arrangement for Dr. Ruiz,” “Employment Agreements” and “Change in Control Arrangements” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption, “Certain Relationships and Related Transactions” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2010 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2010 Proxy Statement, our 2010 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Compensation Committee Report” and “Audit Committee Report” in our 2010 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of AMD are set forth in Item 8 of this report on Form 10-K.

Other than Schedule II, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits
2.1	Plan of Arrangement under Section 192 of the Canada Business Corporations Act filed as Exhibit 2.1 to AMD’s Current Report of Form 8-K dated October 24, 2006, is hereby incorporated by reference.

2.2

Acquisition Agreement by and between Advanced Micro Devices, Inc. 1252986 Alberta ULC and ATI Technologies Inc. dated as of July 23, 2006 filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

**2.3

Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated August 25, 2008 filed as Exhibit 2.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**2.4

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

3.2

Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended, on July 30, 2009 filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated July 30, 2009, are hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits
4.5	Form of 6.00% Senior Note due 2015, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

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

4.8

Indenture, Including the Form of 8.125% Note, dated November 30, 2009 between Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

*10.1	2000 Employee Stock Purchase Plan, as amended and restated filed as Exhibit 10.1 to AMD’s Form S-8 dated August 8, 2007, is hereby incorporated by reference.

*10.2	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.3	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.4

Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007 and November 1, 2007, as amended February 12, 2009 filed as Exhibit 10.5(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, is hereby incorporated by reference.

*10.5	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.6

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.7	Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.

*10.8	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.9	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.10

Form of Management Continuity Agreement, as amended and restated filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.11	Form of Change in Control Agreement.

*10.12

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
*10.14

Second Amended and Restated Advanced Micro Devices, Inc. 2004 Equity Incentive Plan is hereby incorporated by reference from Definitive Proxy Statement on Schedule 14A filed with the SEC on March 18, 2009.

*10.15

Form of Stock Option Agreement U.S. 2004 Equity Incentive Plan Stock Option Grant Notice filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.16

Form of Stock Option Agreement Non-U.S. Stock Option Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.17

Form of Restricted Stock Unit Agreement Non-U.S. Restricted Stock Unit Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.18

Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference

*10.19

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

*10.21	Form of Split Dollar Life Insurance Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.22	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.23	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.24

Form of Indemnity Agreement by and between Advanced Micro Devices, Inc., and its officers and directors filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.25	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

**10.26

C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.26(a)

Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.27

Letter Agreement, effective as of September 13, 2004, between Advanced Micro Devices, Inc. and International Business Machines Corp. filed as Exhibit 10.36(b) to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

*10.28

Employment Agreement dated as of January 31, 2002 (as amended through December 7, 2007) between AMD and Hector de J. Ruiz filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 12, 2007 is hereby incorporated by reference.

*10.28(a)

Amendment to Employment Agreement between Hector de J. Ruiz and Advanced Micro Devices, Inc., dated July 17, 2008, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated July 17, 2008, is hereby incorporated by reference.

*10.28(b)

Amendment 2 to Amended and Restated Employment Agreement entered into as of January 20, 2009, between Hector de J. Ruiz and Advanced Micro Devices, Inc., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated January 16, 2009, is hereby incorporated by reference.

*10.29

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.30

Plan to Replace Motorola Retirement Benefit for Robert J. Rivet Pursuant to Employment Agreement filed as Exhibit 10.35(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.31

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

**10.32

Third Amendment and Restatement of “S” Process Development Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc. effective as of December 28, 2002 filed as Exhibit 10.36 to AMD’s Annual Report on Form 10-K for the year ended December 31, 2006 is hereby incorporated by reference.

**10.33

First Amended and Restated Participation Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc., dated August 15, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.34

Agreement between SI Investment Limited Liability Company & Co KG and M+W Zander Facility Engineering GmbH, dated November 20, 2003 filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the period ended December 26, 2004, is hereby incorporated by reference.

**10.35

Cooperation Agreement between Advanced Micro Devices, Inc., the Free State of Saxony and M+W Zander Fünfte Verwaltungsgesellschaft mbH, dated November 20, 2003 filed as Exhibit 10.48 to AMD’s Annual Report on Form 10-K for the period ended December 26, 2004, is hereby incorporated by reference.

10.36

Term Loan Facility Agreement dated 21 April 2004 as amended by Amendment Agreements dated 10 October 2006 and 25 February 2009 for AMD Fab 36 Limited Liability Company & CO. KG (the Borrower), ABN AMRO Bank N.V., Commerzbank Aktiengesellschaft, Deutsche Bank, Luxembourg S.A., Dresdner Kleinwort, KFW, Landesbank Hessen-Thuringen Girozentrale and Landesbank Baden-Wurttemberg (as legal successor of Landesbank Sachsen-Girozentrale) (as Mandated Lead Arrangers), Dresdner Bank AG, Niederlassung Luxemberg (as Facility Agent) with Dresdner Bank AG in Berlin (as Security Agent and Reporting Agent) filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.37

Guarantee Agreement dated 21 April 2004 as amended by Amendment Agreements dated 10 October 2006 and 25 February 2009 between Advanced Micro Devices, Inc. and The Foundry Company (as Guarantors), AMD Fab 36 Limited Liability Company & CO. KG (as Borrower), Dresdner Bank AG in Berlin (as Security Agent), Dresdner Bank AG, Niederlassung Luxemburg (as Facility Agent) and AMD Netherlands Technologies B.V. filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

**10.38

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

10.39

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

10.43

Amended and Restated Fujitsu-AMD Patent Cross-License Agreement by and between Advanced Micro Devices, Inc., and Fujitsu Limited dated December 21, 2005, filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.44

Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement by and among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc., Spansion Inc. and Spansion Technology Inc. dated December 21, 2005, filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.45

Amended and Restated AMD-Spansion Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

***10.46

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.47

Grant Disbursement Agreement by and between Advanced Micro Devices, Inc. and New York State Urban Development Corporation d/b/a Empire State Development Corporation dated December 22, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 22, 2006, is hereby incorporated by reference.

*10.48

ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.49	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

10.50

Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.51

Sale of Receivables (With Program Fees) Supplier Agreement between Advanced Micro Devices, Inc., and IBM Credit LLC dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.51(a)

Amendment to Supplier Agreement between IBM Credit LLC and Advanced Micro Devices, Inc. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

10.52

Sale of Receivables (With Program Fees) Supplier Agreement between AMD International Sales & Service, Ltd., and IBM United Kingdom Financial Services Ltd. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.52(a)

Amendment to Supplier Agreement between IBM United Kingdom Financial Services LTD. and AMD International Sales and Service, LTD. dated March 26, 2008 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

10.53

Master Transaction Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. dated October 6, 2008 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.53(a)

Amendment to Master Transaction Agreement dated December 5, 2008 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.54

Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**10.55

IP Core License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

10.56

Shareholders’ Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.57

Funding Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

**10.58

Wafer Supply Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US Inc., filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

*10.59	Offer Letter—Thomas Seifert dated August 31, 2009 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.60

Relocation Expenses Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.61

Sign-On Bonus Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.62	Offer Letter (including form Change in Control Agreement)—Emilio Ghilardi dated December 18, 2008.

*10.63	Sign-On Bonus Agreement dated January 14, 2009 by and between Advanced Micro Devices, Inc. and Emilio Ghilardi.

10.64

Settlement Agreement dated November 17, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

***10.65

Patent Cross License Agreement dated November 11, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.66

Registration Rights Agreement dated November 30, 2009 by and among Advanced Micro Devices, Inc. and J.P. Morgan Securities Inc. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

21	List of AMD subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

Exhibit Number	Description of Exhibits
24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO Certification (Section 303A.12(a))

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2010	ADVANCED MICRO DEVICES, INC.

	By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DERRICK R. MEYER Derrick R. Meyer	President and Chief Executive Officer (Principal Executive Officer), Director	February 19, 2010

/s/ THOMAS J. SEIFERT Thomas J. Seifert	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2010

* Waleed Al Mokarrab Al Muhairi	Director	February 19, 2010

* W. Michael Barnes	Director	February 19, 2010

* John E. Caldwell	Director	February 19, 2010

* Bruce L. Claflin	Chairman of the Board	February 19, 2010

* Frank M. Clegg	Director	February 19, 2010

* Craig A. Conway	Director	February 19, 2010

* Nicholas M. Donofrio	Director	February 19, 2010

* H. Paulett Eberhart	Director	February 19, 2010

* Robert B. Palmer	Director	February 19, 2010

*By:	/s/ THOMAS J. SEIFERT
(Thomas J. Seifert, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 29, 2007, December 27, 2008 and December 26, 2009

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 29, 2007	$13	$1	$(4)	$10
December 27, 2008	$10	$4	$(6)	$8
December 26, 2009	$8	$—	$(1)	$7

(1)	Accounts (written off) recovered, net.