Form 10-Q
period 2010-03-27
ADVANCED MICRO DEVICES INC
filed 2010-05-04
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2010: 673,364,610

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions, except per share amounts)
Net revenue	$1,574	$1,177
Cost of sales	833	666

Gross margin	741	511
Research and development	323	444
Marketing, general and administrative	219	287
Amortization of acquired intangible assets	17	18
Restructuring charges	—	60

Operating income (loss)	182	(298)
Interest income	3	3
Interest expense	(49)	(97)
Other income (expense), net	304	94

Income (loss) before equity in net income (loss) of investee and income taxes	440	(298)
Provision (benefit) for income taxes	—	116
Equity in net income (loss) of investee	(183)	—

Net income (loss)	257	(414)
Net (income) loss attributable to noncontrolling interest	—	6
Class B preferred accretion	—	(8)

Net income (loss) attributable to AMD common stockholders	$257	$(416)

Net income (loss) attributable to AMD common stockholders per common share
Basic	$0.36	$(0.66)
Diluted	$0.35	$(0.66)

Shares used in per share calculation
Basic	707	626
Diluted	754	626

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 27, 2010	December 26, 2009*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$642	$1,657
Marketable securities	1,290	1,019

Total cash and cash equivalents and marketable securities	1,932	2,676

Accounts receivable, net	675	745
Inventories, net	577	567
Deferred income taxes	—	9
Prepaid expenses and other current assets	147	278

Total current assets	3,331	4,275

Property, plant and equipment, net	789	3,809
Investment in GLOBALFOUNDRIES	270	—
Acquisition related intangible assets, net	81	98
Goodwill	323	323
Other assets	438	573

Total assets	$5,232	$9,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434	$647
Accounts payable to GLOBALFOUNDRIES	182	—
Accrued liabilities	674	795
Deferred income on shipments to distributors	149	138
Other short-term obligations	154	171
Current portion of long-term debt and capital lease obligations	3	308
Other current liabilities	49	151

Total current liabilities	1,645	2,210
Deferred income taxes	1	197
Long-term debt and capital lease obligations, less current portion	2,601	4,252
Other long-term liabilities	189	695
Noncontrolling interest	—	1,076
Commitments and contingencies (see NOTE 10)
Stockholders’ equity:
Capital stock:

Common stock, par value $0.01; 1,500 shares authorized on March 27, 2010 and December 26, 2009; shares issued: 680 on March 27, 2010 and 679 on December 26, 2009; shares outstanding: 673 on March 27, 2010 and 671 on December 26, 2009.	7	7
Capital in excess of par value	6,548	6,524

Treasury stock, at cost (8 shares on March 27, 2010 and December 26, 2009)	(99)	(98)
Retained earnings (deficit)	(5,682)	(5,939)
Accumulated other comprehensive income	22	154

Total stockholders’ equity	796	648

Total liabilities and stockholders’ equity	$5,232	$9,078

*	Amounts as of December 26, 2009 were derived from the December 26, 2009 audited financial statements.

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$257	$(414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of investee	183	—
Gain on deconsolidation of GLOBALFOUNDRIES	(325)	—
Depreciation and amortization	100	280
(Benefit) provision for deferred income taxes	—	116
Gain on debt redemption	—	(108)
Gain on sale of certain Handheld assets	—	(28)
Amortization of foreign grant and allowance income	—	(26)
Compensation recognized under employee stock plans	20	21
Non-cash interest expense	8	6
Other	4	15
Changes in operating assets and liabilities (excludes the effects of deconsolidation):
Accounts receivable	(134)	(187)
Inventories	(89)	117
Prepaid expenses and other current assets	(6)	(33)
Other assets	13	(1)
Income taxes payable	1	9
Accounts payables and accrued liabilities and other	22	(158)
Accounts payables to GLOBALFOUNDRIES	(31)	—

Net cash provided by (used in) operating activities	23	(391)

Cash flows from investing activities:
Purchases of available-for-sale securities	(503)	(160)
Purchases of property, plant and equipment	(48)	(84)
Proceeds on sale of certain Handheld assets	—	58
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	(904)	—
Proceeds from sale and maturity of available-for-sale securities	239	3
Other	1	4

Net cash used in investing activities	(1,215)	(179)

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	—	1,009
Proceeds from issuance of GLOBALFOUNDRIES preferred securities	—	1,091
Proceeds from borrowings, net of issuance costs	199	142
Proceeds from issuance of AMD common stock	3	125
Net proceeds from foreign grants and allowances	—	34
Repurchase of noncontrolling interest	—	(158)
Repayments of debt and capital lease obligations	(25)	(105)
Payment on return of noncontrolling interest contributions	—	(67)
Payments under silent partner obligation	—	(32)

Net cash provided by financing activities	177	2,039

Net increase (decrease) in cash and cash equivalents	(1,015)	1,469

Cash and cash equivalents at beginning of period	1,657	933

Cash and cash equivalents at end of period	$642	$2,402

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 27, 2010 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Beginning in the first quarter of 2010, the Company concluded that it is no longer the primary beneficiary of GLOBALFOUNDRIES Inc. (GF). Accordingly, it deconsolidated the results of operations of GF and started accounting for GF under the equity method of accounting. (See Note 2, “GLOBALFOUNDRIES”). Therefore, the users of the Company’s financial statements should consider the effect of deconsolidation when comparing the current period to the periods prior to 2010.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters ended March 27, 2010 and March 28, 2009 each consisted of 13 weeks.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as non-controlling interest.

NOTE 2. GLOBALFOUNDRIES

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of fiscal 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. In December 2009, the Company agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF board approval. The Company evaluated whether these governance changes would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it now only has protective rights relative to the operations of GF, the Company concluded that the other investor in GF, Advanced Technology Investment Company LLC (ATIC), is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF and started accounting for its ownership interest in GF under the equity method of accounting. Under the deconsolidation accounting guidelines the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. During the first quarter of 2010, the Company completed a valuation analysis to determine the initial fair value of its investment in GF. In determining the fair value, the Company used a combination of the income approach and the market approach.

The income approach included the following inputs and assumptions:

•	An expectation regarding the growth of GF revenues at a compounded average growth rate;

•	A perpetual long-term growth rate; and

•	A discount rate that was based on the estimated weighted average cost of capital of GF.

When choosing the appropriate inputs associated with the market approach to apply to GF trailing and projected financial metrics, GF historical and forecasted performance was benchmarked against that of selected comparable companies. The selected multiple ranges were applied to GF trailing and projected financial metrics in order to obtain an indication of the GF business enterprise value on a minority, marketable basis.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Each approach resulted in comparable business enterprise value. The Company equally weighed the business enterprise value of GF provided by each method. Based on the results of this valuation, the deconsolidation date fair value of the Company’s investment in GF was determined to be $454 million. The Company recognized approximately $325 million which is the difference between the fair value as of the deconsolidation date and the net carrying value of its investment, as a non-cash gain in other income (expense), net, in the quarter ended March 27, 2010.

Equity in Net Income (Loss) of Investee

The equity in net income (loss) of investee is comprised of the Company’s proportionate share of GF’s earnings or losses for the period based on the Company’s ownership percentage of GF Class A Preferred shares, the non-cash accretion on GF Class B Preferred shares allocable to the Company, the elimination of intercompany profit on inventory held by the Company at the end of the period and the amortization of basis differences arising from differences in deconsolidation date fair values and carrying values of certain GF long-lived assets and liabilities identified in the deconsolidation process.

On December 18, 2009, ATIC International Investment Company, or ATIC II, an affiliate of ATIC, acquired Chartered Semiconductor Manufacturing Ltd., or Chartered. On December 28, 2009, with the Company’s consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement, or MOA, which provides for the joint management and operation of GF and Chartered. Under the applicable accounting rules, as a result of the MOA, GF is required to consolidate Chartered because it is deemed to be the primary beneficiary of Chartered. The numbers in the following table reflect the consolidated results of GF. For the purposes of the Company’s application of the equity method of accounting, the Company records its share of the GF results excluding the results of Chartered because GF does not have an equity ownership interest in Chartered.

As of March 27, 2010, the Company’s ownership interest in GF Class A Preferred shares was approximately 83%, and the carrying value of the Company’s investment in GF was $270 million. Summarized financial information for GF is as follows:

Quarter Ended March 27, 2010 (In millions)
Statement of Operations
Revenue	$778
Gross profit	$162
Income (loss) from continuing operations before income taxes	$(103)
Net income (loss)	$(87)
Non-controlling interest	$(38)
Net income (loss) attributable to Class A Preferred shareholders	$(125)

If there is a change in the Company’s ownership interest in GF in subsequent periods, the Company will record a gain or loss on such changes, the measurement of which will depend on the pricing of the transaction causing the change. There were no changes in ownership interest in GF during the first quarter of 2010. (See NOTE 12, “Subsequent Events”). The Company cannot currently quantify its maximum exposure to future losses of GF.

Following the deconsolidation, GF is a related party of the Company. The Company and GF are parties to a wafer supply agreement, which, among other things, governs the terms by which the Company purchases products manufactured by GF, subject to minimum purchase obligations. The Company currently pays GF for wafers on a cost-plus basis, which it believes represents market price. The wafer supply agreement terminates no later than February 2024. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2010 amounted to approximately $329 million.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. Supplemental Balance Sheet Information

Accounts Receivable

	March 27, 2010	December 26, 2009
	(In millions)
Accounts receivable	$680	$752
Allowance for doubtful accounts	(5)	(7)

Total accounts receivable, net	$675	$745

Inventory

	March 27, 2010	December 26, 2009
	(In millions)
Raw materials	$28	$34
Work in process	349	359
Finished goods	200	174

Total inventory, net	$577	$567

Property, Plant and Equipment

	March 27, 2010	December 26, 2009
	(In millions)
Land and land improvements	$31	$58
Buildings and leasehold improvements	541	2,015
Equipment	1,491	5,023
Construction in progress	5	399

	2,068	7,495
Accumulated depreciation	(1,279)	(3,686)

Total property, plant and equipment, net	$789	$3,809

Accrued Liabilities

	March 27, 2010	December 26, 2009
	(In millions)
Accrued compensation and benefits	$144	$179
Marketing program and advertising expenses	172	180
Software technology and licenses payable	61	75
Interest payable	60	43
Other	237	318

Total accrued liabilities	$674	$795

Noncontrolling Interest

(In millions)
Balance as of December 26, 2009	$1,076
Deconsolidation of GF	(1,076)

Balance as of March 27, 2010	$—

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4. Net Income (Loss) Attributable to AMD Common Stockholders Per Share

Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding and shares issuable upon exercise of warrants issued by the Company to West Coast Hitech L.P., in connection with the GF transaction. The warrants became exercisable for a nominal consideration upon the July 24, 2009 public ground-breaking of the GF manufacturing facility in New York. Accordingly, the 35 million shares of AMD common stock issuable upon the exercise of the warrants have been included in the weighted-average basic per share computations from that date forward.

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

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions, except per share amounts)
Numerator:
Numerator for basic net income (loss) attributable to AMD common stockholders	$257	$(416)

Effect of assumed conversion of 5.75% convertible senior notes:
Interest expense and amortization of financing cost	7	—

Numerator for diluted net income (loss) attributable to AMD common stockholders	$264	$(416)

Denominator - weighted average shares:
Denominator for basic net income (loss) attributable to AMD common stockholders per share	707	626
Effect of dilutive potential common shares:
Employee stock options and awards	23	—
5.75% convertible senior notes	24	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	754	626

Net income (loss) attributable to AMD common stockholders per common share:
Basic	$0.36	$(0.66)
Diluted	$0.35	$(0.66)

Potential common shares from outstanding equity incentive awards totaling approximately 16 million for the first quarter of 2010 were not included in the net income (loss) attributable to AMD common stockholders per share calculations as their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding stock awards totaling approximately 67 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 totaling 75 million for the first quarter of 2009 were not included in the net income (loss) attributable to AMD common stockholders per share calculation because their inclusion would have been anti-dilutive.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Net income (loss)	$257	$(416)
Net change in unrealized gains (losses) on available-for-sale securities	8	—
Net change in unrealized gains (losses) on cash flow hedges	1	5
Net change in minimum pension liability	—	4
Cumulative translation adjustments	(141)	—

Other comprehensive income (loss)	(132)	9

Total comprehensive income (loss)	$125	$(407)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of March 27, 2010 and December 26, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
March 27, 2010
Classified as cash equivalents:
Money market funds	$471	$—	$—	$471
Commercial paper	51	—	—	51

Total classified as cash equivalents	$522	$—	$—	$522

Classified as marketable securities:
Commercial paper	$1,035	$—	$—	$1,035
Time deposits	125	—	—	125
Equity securities	23	14	—	37
Auction rate securities	31	3	—	34

Total classified as marketable securities	$1,214	$17	$—	$1,231

Classified as other assets:
Auction rate securities	$53	$4	$—	$57
Money market funds	29	—	—	29
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$84	$4	$—	$88

Classified as prepaid expenses and other current asset - Equity securities	$3	$1	$—	$4

December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$—	$—	$1,081
Time deposits	348	—	—	348
Commercial paper	31	—	—	31

Total classified as cash equivalents	$1,460	$—	$—	$1,460

Classified as marketable securities:
Commercial paper	$788	$—	$—	$788
Time deposits	100	—	—	100
Equity securities	23	6	—	29
Auction rate securities	31	3	—	34

Total classified as marketable securities	$942	$9	$—	$951

Classified as other assets:
Auction rate securities	$53	$5	$—	$58
Money market funds	44	—	—	44
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$99	$5	$—	$104

Classified as prepaid expenses and other current assets - Equity securities	$3	$1	$—	$4

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

All contractual maturities of the Company’s available-for-sale marketable debt securities at March 27, 2010 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

In addition, at March 27, 2010 and December 26, 2009, the Company had approximately $30 million and $45 million, respectively, of available-for-sale investments in money market funds and commercial paper used as collateral for long-term workers’ compensation, leased buildings, foreign exchange hedging activities and letter of credit deposits, which are included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

In addition to the ARS classified as available-for-sale and included in the table above, as of March 27, 2010 and December 26, 2009, the Company had trading securities, consisting of ARS subject to a UBS put option, with carrying values of $59 million (par value $61 million) and $67 million (par value $69 million) included in marketable securities.

The Company did not sell any available-for-sale securities prior to maturity in the quarter ended March 27, 2010. The Company’s realized net gains from sale of available-for-sale securities for the quarter ended March 28, 2009 was minimal.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
March 27, 2010
Assets
Classified as cash equivalents:
Money market funds	$471	$471	$—	$—
Commercial paper	51	—	51	—

Total classified as cash equivalents	$522	$471	$51	$—

Classified as marketable securities:
Commercial paper	$1,035	$—	$1,035	$—
Time deposits	125	—	125	—
Equity Securities	37	37	—	—
Auction rate securities	93	—	—	93

Total classified as marketable securities	$1,290	$37	$1,160	$93

Classified as other assets:
Auction rate securities	$57	$—	$—	$57
Money market funds	29	29	—	—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—

Total classified as other assets	$88	$30	$1	$57

Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
UBS put option	2	—	—	2

Total classified as prepaid expenses and other current assets	$6	$4	$—	$2

Total assets measured at fair value	$1,906	$542	$1,212	$152

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	(9)	—	(9)	—

Total liabilities measured at fair value	$(9)	$—	$(9)	$—

December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$1,081	$—	$—
Time deposits	348	—	348	—
Commercial paper	31	—	31	—

Total classified as cash equivalents	$1,460	$1,081	$379	$—

Classified as marketable securities:
Commercial paper	$788	$—	$788	$—
Time deposits	100	—	100	—
Auction rate securities	101	—	—	101
Equity Securities	29	29	—	—

Total classified as marketable securities	$1,018	$29	$888	$101

Classified as other assets:
Auction rate securities	$58	$—	$—	$58
Money market funds	44	44	—	—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—

Total classified as other assets	$104	$45	$1	$58

Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
UBS put option	2	—	—	2

Total classified as prepaid expenses and other current assets	$6	$4	$—	$2

Total assets measured at fair value	$2,588	$1,159	$1,268	$161

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	(6)	—	(6)	—

Total liabilities measured at fair value	$(6)	$—	$(6)	$—

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company carries financial instruments, except for its long term debt, at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within nine months, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of March 27, 2010 and December 26, 2009, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS decreased by $1 million as of March 27, 2010 when compared with the fair value as of December 26, 2009.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. From June 30, 2010 through July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS. The Company has elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. There was minimal change in the fair value of the UBS put option during the quarter ended March 27, 2010. During the quarter ended March 28, 2009, the Company recorded a loss of $1 million to reflect the change in fair value of the put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of March 27, 2010 and December 26, 2009, included interest rate, credit discount and the estimated life of the put option.

There was minimal change during the quarter ended March 27, 2010, in the fair value of ARS that are classified as trading securities. During the quarter ended March 28, 2009, the Company recorded a gain of $1 million to reflect the change in fair value of ARS that are classified as trading securities. The Company expects that while it holds both ARS purchased from UBS and the related put option, any changes in fair value of the ARS will be substantially offset by changes in the fair value of the put option. As of March 27, 2010, the Company classified its investments in ARS purchased from UBS as current assets because the Company has the right to exercise its put option and receive the proceeds from these ARS within the next 12 months.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Quarter Ended
	March 27, 2010		March 28, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$159	$2	$160	$11
Redemption at par	(8)	—	(3)	—
Change in fair value included in net income (loss)	—	—	1	(1)
Change in fair value included in other comprehensive income (loss)	(1)	—	—	—

Ending balance	$150	$2	$158	$10

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 27, 2010		December 26, 2009
	Carrying Amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,573	$2,736	$4,303	$4,046

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 7. Income Taxes

The Company did not record any income tax provision in the first quarter of 2010 because foreign taxes in profitable locations were offset by research and development tax credit monetization benefits in the United States.

The tax impact of the gain resulting from the deconsolidation of GF was not material to the financial statements due to the existence of the valuation allowance.

In the first quarter of 2009, the Company recorded an income tax provision of $116 million primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of the Company’s ownership interest in its Germany subsidiary companies to GF.

As of March 27, 2010, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 27, 2010, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $2 million during the quarter for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of March 27, 2010 were approximately $168 million. As a result, the Company has now recognized $104 million of current and long-term deferred tax assets, previously under a valuation allowance, with $119 million of liabilities for unrecognized tax benefits as of March 27, 2010. There was no net impact on the effective tax rate for the increase in gross unrecognized tax benefits in the first quarter of 2010. There were no material changes to penalties or interest in the first quarter of 2010.

During the 12 months beginning March 28, 2010, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $133 million as a result of the expiration of certain statutes of limitation and other potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure on open audits are highly uncertain.

NOTE 8. Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity in net income (loss) of investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

During the year ended December 26, 2009, the Company had the following three reportable operating segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which included graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology; and

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

the Foundry segment, which included the operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF, from March 2, 2009 to December 26, 2009.

In addition to these reportable segments, the Company had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included employee stock-based compensation expense, restructuring charges and amortization of acquired intangible assets. The results of the Handheld business unit were also reported in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009. The Company also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, the Company no longer has a Foundry segment or an Intersegment Eliminations category. Therefore, the Company started using the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In addition, starting in the first quarter of 2010, the Company started accounting for the embedded graphics business under the Computing Solutions segment. Previously, operating results related to this business were recorded as part of the Graphics segment. Information for prior periods has been recast to reflect this change.

The Company continues to have an All Other category, as described above. The Company continues to report the results of the Handheld business unit in the All Other category because it expects that the operating results of this business unit will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Net revenue:
Computing Solutions	$1,160	$942
Graphics	409	218
All Other	5	17
Foundry	—	283
Intersegment Eliminations	—	(283)

Total net revenue	$1,574	$1,177

Operating income (loss):
Computing Solutions	$146	$(34)
Graphics	47	—
All Other	(11)	(124)
Foundry	—	(132)
Intersegment Eliminations	—	(8)

Total operating income (loss)	$182	$(298)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Cost of sales	$1	$1
Research and development	10	9
Marketing, general, and administrative	9	11

Total stock-based compensation expense	20	21
Tax benefit	—	—

Stock-based compensation expense, net of tax	$20	$21

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 27, 2010	March 28, 2009
Expected volatility	54.93%	82.7%
Risk-free interest rate	1.69%	1.14%
Expected dividends	0%	0%
Expected life (in years)	3.71	3.67

For the quarters ended March 27, 2010 and March 28, 2009, the Company granted 1,503,329 and 1,104,034 employee stock options, respectively, with average estimated grant date fair values of $3.23 and $1.35, respectively.

Restricted Stock Units and Awards. For the quarters ended March 27, 2010 and March 28, 2009, the Company granted 573,780 and 199,650 restricted stock units, respectively, with an average grant date fair value of $7.90 and $2.41, respectively.

NOTE 10. Commitments and Contingencies

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of the Company’s former 300-millimeter wafer fabrication facility, Fab 36, and its affiliated companies to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company for the full amount of such payments. As of March 27, 2010, the total amount outstanding under the Fab 36 Term Loan was $393 million, and the rate of interest was 2.2%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of March 27, 2010 the Company was in compliance with its covenants under the guarantee agreement.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In January 2010, the Company signed binding agreements to transfer its limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, subsequent to the Company’s first quarter of 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan and the AMTC revolving credit facility along with their related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. The initial guarantee agreement concerning AMTC’s portion of the rental payments was terminated and replaced with a new AMTC rental contract guarantee. Pursuant to the new AMTC rental contract guarantee, the Company, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of March 27, 2010, the joint and several guarantee of the rental obligation was $9 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that the Company and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. As of March 27, 2010, the amount outstanding under this loan was $46 million.

Warranties and Indemnities

The Company generally warrants that its microprocessors, graphics processors and chipsets sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year, provided that, subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI Technologies ULC (ATI)-branded PC workstation products and has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty are as follows:

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Balance, beginning of year	$16	$19
New warranties issued during the period	8	6
Settlements during the period	(7)	(8)
Changes in liability for pre-existing warranties during the period, including expirations	1	(1)

Balance, end of period	$18	$16

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) and under specific conditions infringe the intellectual property rights of a third party, or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 11. Hedging Transactions and Derivative Financial Instruments

The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

In applying its strategy, from time to time, the Company uses foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. The Company designates these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules (refer to the discussion below related to euro currency forward contracts), and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

Upon deconsolidation of GF in the first quarter of 2010, the Company’s outstanding euro currency forward contracts no longer qualified for cash flow hedge accounting treatment because the Company no longer has direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. While GF invoices the Company in U.S. dollars, those invoices will, nonetheless, reflect fluctuations in the euro because some of GF wafer costs will be based on euro denominated costs. Therefore, the Company’s operating results and cash flows will continue to be indirectly exposed to fluctuations in the euro even after deconsolidation. The Company will continue to economically hedge this indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, gains or losses on these contracts cannot be included in cost of sales, and mark-to-market gains and losses on these contracts can no longer be deferred. During the quarter ended March 27, 2010, the Company recorded a loss of $17 million related to the euro currency forward contracts in other income (expense), net in its condensed consolidated statement of operations.

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in Canadian dollar. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the amount of gain (loss) included in accumulated other comprehensive income (loss), the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net related to contracts not designated as hedging instruments, which was allocated in the condensed consolidated statement of operations as follows:

	Quarter Ended
	March 27, 2010	March 28, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$1	$(7)
Cost of sales	—	(13)
Research and development	1	(4)
Marketing, general and administrative	1	(3)
Contracts not designated as hedging instruments
Other income (expense), net	$(18)	$(40)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position and accrued liabilities be in a loss position. These amounts were allocated in the condensed consolidated balance sheet as follows:

	March 27, 2010	December 26, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$1	$(6)
Contracts not designated as hedging instruments	$(10)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis.

As of March 27, 2010, substantially all of the Company’s outstanding contracts are in a loss position, effectively eliminating counterparty risk. As of March 27, 2010 and December 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $417 million and $384 million, respectively. All the contracts mature within 12 months and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company is required to post collateral should the derivative contracts be in a net loss position. As of March 27, 2010, $6 million of collateral has been posted.

NOTE 12. Subsequent Events

In April 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between the Company, GF and ATIC dated as of March 2, 2009, ATIC contributed $100 million of cash to GF in exchange for GF securities consisting of 24,242 Class A Preferred shares and 96,969 Class B Preferred shares. The Company did not participate in the funding. As a result, its ownership interest in GF (on a fully diluted basis) decreased to approximately 30%, and its Class A Preferred share ownership decreased from 83% to 82%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; our growth opportunity in the notebook market; the growth and competitive landscape of the markets in which we participate; capital expenditures; our planned research and development spending; our future payments to GLOBALFOUNDRIES (GF) under the wafer purchase agreement; the duration of potential supply constraints with respect to our graphics products; our product roadmap; unrecognized tax benefits; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product costs and average selling price; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products, consistent with our current roadmap; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; (8) our ability to realize the anticipated benefits of the GF manufacturing joint venture and of our asset smart strategy; (9) the expected demand for computers; and (10) the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; (2) that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; (3) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (4) that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; (5) that we may be unable to realize the anticipated benefits of our asset smart strategy or the GF manufacturing joint venture because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (6) that customers stop buying our products or materially reduce their operations or demand for our products; (7) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (8) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (9) that macroeconomic conditions and credit market conditions will be worse than currently expected; (10) that demand for computers will be lower than currently expected; and (11) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 35 and the “Financial Condition” section beginning on page 28 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI and the ATI logo, AMD Opteron, Mobility, Radeon, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 26, 2009 and December 27, 2008, and for each of the three years in the period ended December 26, 2009 as filed in our Annual Report on Form 10-K for the year ended December 26, 2009.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the first quarter of 2010 compared to the first quarter of 2009 and the fourth quarter of 2009, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

During the first quarter of 2010, we made progress in executing on three important business goals: delivering new platform products; increasing access to customer demand; and transforming our business model. Beginning in the first quarter of 2010, we deconsolidated the results of operations of our manufacturing joint venture, GF, and began accounting for our investment in GF under the equity method of accounting. We believe our operating results for the first quarter of 2010 demonstrate the potential of our new business model focused on semiconductor design. With support from an improving global economic environment, our net revenue in the first quarter was $1.57 billion, an increase of 34% compared to the first quarter of 2009 and a decrease of 4% compared to the fourth quarter of 2009. Our gross margin, as a percentage of net revenue, for the first quarter of 2010 improved compared to both the first and fourth quarters of 2009, and we were profitable on both an operating income and a net income basis.

We also continued to meet our major engineering roadmap milestones and delivered a number of new products. In the first quarter of 2010, we launched the AMD Opteron™ 6000 series platform for servers featuring 8-and 12-core x86 microprocessors for the high volume 2P and 4P server market. We introduced the industry’s first mobile graphics processors with Microsoft® DirectX®11 gaming support for notebook computers and extended this family of DirectX 11-capable ATI Mobility Radeon™ graphics into the mainstream and value segments of the PC market. Customer demand for these graphics products is robust and continues to outpace supply, which remains constrained. Further demonstrating our focus on the potential growth opportunities for us in the notebook market, we expanded our business relationship with Lenovo, which introduced new AMD-based platform notebooks during the first quarter of 2010.

As of March 27, 2010, our cash, cash equivalents and marketable securities were $1.9 billion compared to $2.7 billion as of December 26, 2009, of which $904 million represented GF cash and cash equivalents. Without taking into account the GF financial position, our cash, cash equivalents and marketable securities position improved $104 million in the first quarter of 2010 primarily as a result of cash provided by our financing and operating activities.

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

Management believes there have been no significant changes during the first quarter of 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2009.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity in net income (loss) of investees and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

During the year ended December 26, 2009, we had the following three reportable operating segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which included graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology; and

•

the Foundry segment, which included operating results attributable to front end wafer manufacturing operations and related activities, including the operating results of GF, from March 2, 2009 to December 26, 2009.

In addition to these reportable segments, we had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included employee stock-based compensation expense, restructuring charges and, amortization of acquired intangible assets. We also reported the results of the Handheld business unit in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009. We also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment. For the fourth quarter of 2009, the income we recognized pursuant to our settlement agreement with Intel was reported in the All Other category.

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, we no longer have a Foundry segment or an Intersegment Eliminations category. Therefore, we started using the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In addition, starting in the first quarter of 2010, we started accounting for the embedded graphics business under the Computing Solutions segment. Previously, operating results related to this business were recorded as part of the Graphics segment. Information for prior periods has been recast to reflect this change.

We continue to have an All Other category, as described above. We continue to report the results of the Handheld business unit in the All Other category because we expect that the operating results of this business unit will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended
	March 27, 2010	December 26, 2009	March 28, 2009
	(In millions)
Net revenue:
Computing Solutions	$1,160	$1,220	$942
Graphics	409	421	218
All Other	5	5	17
Foundry	—	309	283
Intersegment Eliminations	—	(309)	(283)

Total net revenue	$1,574	$1,646	$1,177

Operating income (loss):
Computing Solutions	$146	$161	$(34)
Graphics	47	50	—
All Other	(11)	1,182	(124)
Foundry	—	(99)	(132)
Intersegment Eliminations	—	(6)	(8)

Total operating income (loss)	$182	$1,288	$(298)

Computing Solutions

Computing Solutions net revenue of $1.16 billion in the first quarter of 2010 increased 23% compared to net revenue of $942 million in the first quarter of 2009. Net revenue increased primarily due to a 36% increase in unit shipments partially offset by a 9% decrease in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of our microprocessor products, especially for notebook PCs, and chipset products. Unit shipments increased due to an improving economic environment, which contributed to increased demand. In addition, unit shipments of our microprocessors for notebook PCs increased due to increased demand for notebook PCs, as end users increasingly demanded notebook PCs over desktop PCs. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products. Average selling price decreased primarily due to a decrease in the average selling price of microprocessors because of competitive pricing pressure.

Computing Solutions net revenue of $1.16 billion in the first quarter of 2010 decreased 5% compared to net revenue of $1.2 billion in the fourth quarter of 2009. Net revenue decreased primarily due to an 11% decrease in unit shipments partially offset by a 7% increase in average selling price. Unit shipments decreased for microprocessors, embedded processors and chipset products as a result of a seasonal decrease in demand. Average selling price increased due to an increase in the average selling price of microprocessors, particularly for notebook PCs, due to a favorable shift in our product mix to higher end microprocessors.

Computing Solutions operating income was $146 million in the first quarter of 2010 compared to an operating loss of $34 million in the first quarter of 2009. The improvement was primarily due to the increase in net revenue referenced above and a $20 million decrease in marketing, general and administrative expenses. These improvements were partially offset by a $32 million increase in research and development expenses and a $26 million increase in cost of sales. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below. Cost of sales increased primarily due to an increase in unit shipments.

Computing Solutions operating income was $146 million in the first quarter of 2010 compared to $161 million in the fourth quarter of 2009. The decrease was primarily due to the decrease in net revenue referenced above and a $30 million increase in research and development expenses, partially offset by a $75 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased primarily due to lower unit shipments.

Graphics

Graphics net revenue of $409 million in the first quarter of 2010 increased 88% compared to net revenue of $218 million in the first quarter of 2009. The increase was primarily due to a 106% increase in net revenue from sales of GPU products, partially offset by a 9% decrease in royalty revenue from sales of game consoles that incorporate our graphics technology. Revenue from sales of GPU products increased due to an increase in GPU unit shipments due to a strong demand for our DirectX 11-capable ATI Radeon™ products and continued demand for our ATI Radeon™ HD 4000 series. GPU average selling price was approximately flat. Royalty revenue decreased mainly due to decreased demand for game consoles.

Graphics net revenue of $409 million in the first quarter of 2010 decreased 3% compared to net revenue of $421 million in the fourth quarter of 2009. The decrease was primarily due to a 44% decrease in royalty revenue from sales of game consoles that incorporate our graphics technology, partially offset by a 3% increase in revenue from the sale of GPU products. Royalty revenue declined mainly as a result of a seasonal decrease in demand. Revenue from sales of GPU products increased primarily due to an increase in GPU average selling price. GPU average selling price increased primarily due to sales of our higher priced ATI Radeon HD 5000 series of products. GPU unit shipments were approximately flat due in part to continued supply constraints with respect to our latest generation GPUs introduced in the second half of 2009 and the first quarter of 2010. These supply constraints were related to manufacturing yields and constrained wafer foundry capacity.

Graphics operating income was $47 million in the first quarter of 2010 compared to break even in the first quarter of 2009. The improvement was primarily due to the increase in net revenue referenced above, partially offset by a $141 million increase in cost of sales because of higher GPU unit shipments.

Graphics operating income was $47 million in the first quarter of 2010 compared to operating income of $50 million in the fourth quarter of 2009. The decrease in operating results was primarily due to the 3% decrease in net revenue described above, partially offset by a $13 million decrease in cost of sales due to an improvement in our unit costs. Our unit costs improved primarily due to an increase in GPU unit shipments manufactured using 40 nanometer technology.

All Other

All Other net revenue of $5 million in the first quarter of 2010 decreased by 71% compared to net revenue of $17 million in the first quarter of 2009. All Other net revenue decreased because we no longer develop new Handheld products, and we experienced reduced customer orders for existing Handheld products.

All Other net revenue of $5 million was flat in the first quarter of 2010 as compared to the fourth quarter of 2009.

All Other operating loss of $11 million in the first quarter of 2010 improved by $113 million compared to an operating loss of $124 million in the first quarter of 2009. The improvement in operating results was primarily attributable to the absence of $60 million of restructuring charges, a $17 million decrease in marketing, general and administrative expenses and a $14 million decrease in research and development expenses for the reasons set forth under “Expenses,” below.

All Other operating loss in first quarter of 2010 was $11 million compared to operating income of $1,182 million in the fourth quarter of 2009. The decline in operating results was primarily due to the fact that in the fourth quarter of 2009, we recorded income of $1,242 million from the settlement of our litigation with Intel.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 27, 2010	December 26, 2009	March 28, 2009
	(In millions except for percentages)
Cost of sales	$833	$911	$666
Gross margin	741	735	511
Gross margin	47%	45%	43%
Research and development	$323	$432	$444
Marketing, general and administrative	219	239	287
Legal settlement	—	(1,242)	—
Amortization of acquired intangible assets	17	18	18
Restructuring charges	—	—	60
Interest income	3	3	3
Interest expense	(49)	(119)	(97)
Other income (expense), net	304	19	94
Income tax provision (benefit)	$—	$11	$116

Gross Margin

Gross margin as a percentage of net revenue was 47% in the first quarter of 2010 compared to 43% in the first quarter of 2009. The deconsolidation of GF affects the comparability of pre- and post-deconsolidation periods. In periods prior to the deconsolidation of GF, our inventory standard costs were lower than they are post-deconsolidation because they did not include the manufacturing profit associated with the wafer fabrication activities performed by GF, and they reflected our estimates of excess capacity. Post-deconsolidation, our standard costs reflect the cost-plus terms of the wafer supply agreement. Absent the effects of the deconsolidation and another item as described below, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 43% in the first quarter of 2010 compared to 35% in the first quarter of 2009.

The difference between the 47% and the 43% for the first quarter of 2010 relates to the deconsolidation impact of approximately $69 million. The difference between the 43% and 35% for the first quarter of 2009 is due to the exclusion of approximately $34 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory as well as the elimination of a $64 million benefit related to the sale of inventory that had been previously written-down in the fourth quarter of 2008. The factors that led to the sale of the inventory that was previously written down were the stabilization of the overall macroeconomic environment and improved business conditions in 2009 compared to the end of 2008, which led to an increase in end user demand for PCs and, correspondingly, an increase in customer orders for, and shipments of, our products. The improvement in the gross margin in the first quarter 2010 compared to first quarter 2009, as adjusted for the factors described above, was due primarily to the improvement in utilization of GF manufacturing facilities, which are reflected in the prices we pay for microprocessors under the wafer supply agreement.

Gross margin as a percentage of net revenue was 47% in the first quarter of 2010 compared to 45% in the fourth quarter of 2009. Absent the effects of deconsolidation, gross margin would have been 43% in the first quarter of 2010 compared to 41% in the fourth quarter of 2009. Gross margin in the first quarter of 2010 included the $69 million deconsolidation impact discussed above. Gross margin in the fourth quarter of 2009 included Foundry segment and Intersegment Elimination gross margin related to profits on inventory of approximately $56 million. The improvement in gross margin in the first quarter of 2010 compared to the fourth quarter of 2009, as adjusted for the factors described above, was primarily attributable to higher average selling price due to a favorable shift in our product mix to higher end products.

Expenses

Research and Development Expenses

Research and development expenses of $323 million in the first quarter of 2010 decreased by $121 million, or 27%, compared to $444 million in the first quarter of 2009. This decrease was primarily due to the absence of $139 million in research and development expenses related to the Foundry segment as a result of the deconsolidation of GF and a $14 million decrease in research and development expenses in our All Other category. These decreases were partially offset by a $32 million increase in research and development expense in our Computing Solutions segment. The decrease in research and development expenses in our All Other category was primarily because we no longer develop new Handheld products. The increase in research and development expense in our Computing Solutions segment was primarily due to a $16 million increase in employee benefit and compensation expense, a $10 million increase in product engineering and design costs and a $6 million increase in manufacturing process technology expenses.

Research and development expenses of $323 million in the first quarter of 2010 decreased by $109 million, or 25%, compared to $432 million in the fourth quarter of 2009. This decrease was primarily due to the absence of $131 million in research and development expense related to the Foundry segment as a result of the deconsolidation of GF, partially offset by a $30 million increase in research and development expense in our Computing Solutions segment. The increase in research and development expense in our Computing Solutions segment was primarily due to an $11 million increase in employee benefit and compensation expense, an $11 million increase in product engineering and design costs and an $8 million increase in manufacturing process technology expenses.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $219 million in the first quarter of 2010 decreased by $68 million, or 24%, compared to $287 million in the first quarter of 2009. This decrease was primarily due to the absence of $34 million in general and administrative expenses attributable to the Foundry segment as a result of deconsolidation of GF in the first quarter of 2010, a $20 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $17 million decrease in marketing, general and administrative expenses attributable to our All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $29 million decrease in legal expenses, partially offset by an increase of $9 million in other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to All Other category was mainly due to the absence of $21 million of expenses incurred in connection with the formation of GF in the first quarter of 2009.

Marketing, general and administrative expenses of $219 million in the first quarter of 2010 decreased by $20 million, or 8%, compared to $239 million in the fourth quarter of 2009. This decrease was primarily due to the absence of $28 million in general and administrative expenses attributable to the Foundry segment as a result of deconsolidation of GF in the first quarter of 2010.

Interest Income

Interest income of $3 million in the first quarter of 2010 was flat as compared to the first and fourth quarters of 2009. A higher average cash balance was substantially offset by lower weighted-average interest rates.

Interest Expense

Interest expense of $49 million in the first quarter of 2010 decreased from $97 million in the first quarter of 2009. $37 million of this decrease was due to a decrease in the principal amount outstanding under our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) and 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and the full redemption of our 7.75% Senior Notes due 2012 (7.75% Notes) in the fourth quarter of 2009. In addition, GF incurred interest expense of $23 million in the first quarter of 2009, and as a result of the deconsolidation of GF, this interest expense was no longer reflected in our results of operations in the first quarter of 2010. These factors were partially offset by interest expense of $10 million under our 8.125% Senior Notes due 2017 (8.125% Notes), which were not outstanding in the first quarter of 2009.

Interest expense of $49 million in the first quarter of 2010 decreased from $119 million in the fourth quarter of 2009. GF incurred interest expense of $48 million in the fourth quarter of 2009, and as a result of the deconsolidation of GF, this interest expense was no longer reflected in our results of operations in the first quarter of 2010. In addition, $29 million of the decrease was due to a decrease in the principal amount outstanding under our 5.75% Notes and 6.00% Notes and the full redemption of our 7.75% Notes in the fourth quarter of 2009. These factors were partially offset by an increase in interest expense of $7 million under our 8.125% Notes because we incurred a full quarter of interest expense in the first quarter of 2010. We issued the 8.125% Notes in November 2009, and therefore, incurred interest on these notes during only a portion of the fourth quarter of 2009.

Other Income (Expense), Net

Other income, net of $304 million in the first quarter of 2010 increased from $94 million in the first quarter of 2009. In the first quarter of 2010, due to the deconsolidation of GF, we completed a valuation analysis to determine the initial fair value of our investment in GF. In determining the fair value, we considered a combination of the income approach and the market approach. The income approach included assumptions and expectations related to GF revenues, perpetual long-term growth rates and a discount rate based on GF estimated weighted average cost of capital. The market approach assumptions included trailing and projected financial metrics and historical and forecasted performance, which were benchmarked against comparable companies to obtain an indication of the GF enterprise value on a minority, marketable basis. Based on the results of this valuation, we determined the fair value of our investment in GF to be $454 million as of December 27, 2009. We recognized approximately $325 million, which is the difference between the fair value as of the deconsolidation date and the net carrying value of this investment, as a non-cash, one-time gain. This gain was partially offset by a loss of $18 million related to foreign exchange. In the first quarter of 2009, we repurchased an aggregate of $158 million principal amount of our 6.00% Notes by paying approximately $57 million in cash, resulting in a gain of approximately $108 million. We also recognized a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture and a $10 million foreign exchange loss.

Other income, net of $304 million in the first quarter of 2010 increased from $19 million in the fourth quarter of 2009 because in the first quarter of 2010, as discussed above, we recognized a non-cash one-time gain related to the deconsolidation of GF of approximately $325 million. The increase was partially offset by a loss of $18 million related to foreign exchange. In the fourth quarter of 2009, we recognized a $25 million gain from a class action legal settlement with DRAM manufacturers related to DRAM pricing and a $7 million foreign exchange gain. These gains were partially offset by an $11 million loss due to the full redemption of our 7.75% Notes.

Income Taxes

We did not record any income tax provision in the first quarter of 2010 because foreign taxes in profitable locations were offset by research and development tax credit monetization benefits in the United States.

The tax impact of the gain resulting from the deconsolidation of GF was not material to our financial statements due to the existence of the valuation allowance.

In the first quarter of 2009, we recorded an income tax provision of $116 million primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of our ownership interest in German subsidiary companies to GF.

As of March 27, 2010, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of March 27, 2010, in management’s judgment, is more likely than not to be achieved.

Equity in Net Income (Loss) of Investee

The equity in net income (loss) of investee is comprised of our proportionate share of GF’s earnings or losses for the period based on our ownership percentage of GF Class A Preferred shares, the non-cash accretion on GF Class B Preferred shares allocable to AMD, the elimination of intercompany profit on inventory held by us at the end of the period and the amortization of basis differences arising from differences in deconsolidation date fair values and carrying values of certain GF long-lived assets and liabilities identified in the deconsolidation process.

On December 18, 2009, ATIC International Investment Company, or ATIC II, an affiliate of ATIC, acquired Chartered Semiconductor Manufacturing Ltd., or Chartered. On December 28, 2009, with our consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement, or MOA, which provides for the joint management and operation of GF and Chartered. Under the applicable accounting rules, as a result of the MOA, GF is required to consolidate Chartered because it is deemed to be the primary beneficiary of Chartered. For purposes of our application of the equity method of accounting, we record our share of the GF results excluding the results of Chartered because GF does not have an equity ownership interest in Chartered.

As of March 27, 2010, our ownership interest in GF Class A Preferred shares was approximately 83%, and the carrying value of our investment in GF was $270 million. If there is a change in our ownership interest in GF in subsequent periods, we will record a gain or loss on such changes, the measurement of which will depend on the pricing of the transaction causing the change. There were no changes in our ownership interest in GF during the first quarter of 2010. However, in April 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between us, GF and ATIC as of March 2, 2009, ATIC contributed $100 million of cash to GF in exchange for GF securities consisting of 24,242 Class A Preferred shares and 96,969 Class B Preferred shares. We did not participate in the funding. As a result, our ownership interest in GF (on a fully diluted basis) decreased to approximately 30%, and our Class A Preferred share ownership decreased from 83% to 82%. We cannot currently quantify our maximum exposure to future losses of GF.

Following the deconsolidation, GF is a related party of AMD. AMD and GF are parties to a wafer supply agreement, which, among other things, governs the terms by which we purchase products manufactured by GF, subject to minimum purchase obligations. We currently pay GF for wafers on a cost-plus basis, which we believe represents market price. The wafer supply agreement terminates no later than February 2024. Our total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2010 amounted to approximately $329 million.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 27, 2010	December 26, 2009	March 28, 2009
	(In millions)
Cost of sales	$1	$0	$1
Research and development	10	11	9
Marketing, general, and administrative	9	7	11

Total stock-based compensation expense	20	18	21
Tax benefit	—	—	—

Stock-based compensation expense, net of tax	$20	$18	$21

Stock-based compensation expenses of $20 million in the first quarter of 2010 were relatively flat compared to the first and fourth quarters of 2009.

International Sales

International sales as a percentage of net revenue were 88% in the first quarter of 2010, 87% in the first quarter of 2009 and 88% in the fourth quarter of 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of March 27, 2010, our cash, cash equivalents and marketable securities were $1.9 billion compared to $2.7 billion as of December 26, 2009, of which $904 million represented GF cash and cash equivalents. Without taking into account the GF financial position, our cash, cash equivalents and marketable securities position improved by $104 million in the first quarter of 2010 primarily as a result of cash provided by financing activities of $177 million and cash provided by operating activities of $23 million. See “Financial Condition – Financing Activities” and “Financial Condition – Operating Activities,” below for additional information.

Starting in the first quarter of 2010, our management started reviewing adjusted free cash flow as a supplemental measure of our performance. During the first quarter of 2010, our adjusted free cash flow was $177 million. Adjusted free cash flow is a non-GAAP measure which we calculate by taking GAAP net cash provided by operating activities during the first quarter of 2010 of $23 million and adding an amount of $202 million, which represents payments made by certain of our distributor customers to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to an accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We adjust the resulting amount of $225 million by subtracting capital expenditures, which were $48 million for the first quarter of 2010.

In 2008 and 2009, we entered into supplier agreements with the IBM Parties pursuant to which we sold to the IBM Parties invoices of selected distributor customers. Because we do not recognize revenue until our distributors sell our products to their customers, under U.S. GAAP, we classify funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classify these funds as cash flows from financing activities. When a distributor pays the applicable IBM Party, we reduce the distributor’s accounts receivable and the corresponding debt, resulting in a non-cash accounting entry. Because we do not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment is never reflected in our cash flows from operating activities.

Generally, under U.S. GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flows. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties is more reflective of the economic substance of our financing arrangement with the IBM Parties. We calculate and communicate adjusted free cash flow because our management believes it is of importance to investors to understand the nature of these cash flows. Our calculation of adjusted free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities.

We believe that cash, cash equivalents and marketable securities balances as of March 27, 2010, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months. We anticipate that aggregate consolidated capital expenditures for the remaining three quarters of 2010 will be approximately $112 million.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. However, recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies. While global economic conditions have improved since the second half of 2009, there can be no assurance that conditions will continue to improve, and they could worsen. If market conditions do not continue to improve or deteriorate, it may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Auction Rate Securities

The ongoing uncertainties in the credit markets continue to affect all of our auction rate securities (ARS) and auctions for these securities have failed to settle on their respective settlement dates. While these securities are currently illiquid, there have been no defaults, and we have received all interest payments as they became due.

As of March 27, 2010, the par value of our ARS was $157 million, and their estimated fair value was $150 million. This amount includes approximately $61 million par value ($59 million fair value) of UBS student loan ARS, $59 million par value ($57 million fair value) of non-UBS student loan ARS and $37 million par value ($34 million fair value) of municipal and corporate ARS. We have had redemptions, at par, totaling $8 million during the first quarter of 2010. Total ARS, at fair value, represented 8% of our total investment portfolio as of March 27, 2010.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from UBS prior to February 13, 2008. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. As of March 27, 2010, these securities were classified as marketable securities.

As of March 27, 2010, we classified our non-UBS student loan ARS as non-current assets because there have been limited redemptions since the auction failures began.

Operating Activities

Net cash provided by operating activities was $23 million in the first quarter of 2010. Net income of $257 million was adjusted for non-cash charges consisting primarily of $183 million from the application of the equity method of accounting for our investment in GF, $100 million of depreciation and amortization expense, $20 million of stock-based compensation expense and $8 million of interest expense related to our 6.00% Notes and 8.125% Notes. These charges were offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF. The net changes in operating assets at March 27, 2010 compared to December 26, 2009 included an increase in accounts receivable of $134 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During the first quarter of 2010, the IBM Parties collected approximately $202 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables decreased $68 million. This decrease was primarily due to timing of sales and collections within the quarter. Excluding the effects of deconsolidation, there was also an increase in accounts payable, accrued liabilities and other, of $22 million primarily due to the timing of payments. Accounts payable to GF decreased by $31 million due to the timing of payments during the first quarter of 2010.

Net cash used in operating activities was $391 million in the first quarter of 2009. Net loss of $414 million was adjusted for non-cash charges consisting primarily of $280 million of depreciation and amortization expense and $21 million of stock-based compensation expense and $6 million of interest expense related to our 6.00% Notes. These charges were offset by a net gain of $108 million on our repurchase of $158 million principal amount of our 6.00% Notes for $57 million in cash, a gain of $28 million from the sale of certain Handheld assets and amortization of foreign grants and allowances of $26 million. The net changes in operating assets at March 28, 2009 compared to December 27, 2008 included an increase in accounts receivable of $187 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During the first quarter of 2009, the IBM Parties collected approximately $94 million from our distributor customers pursuant to our financing arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables increased by $93 million primarily due to timing of sales and collections within the quarter. There was also a decrease in accounts payable, accrued liabilities and other, of $158 million primarily due to lower purchases reflecting the effect of our cost cutting efforts.

Investing Activities

Net cash used in investing activities was $1.2 billion in the first quarter of 2010. Of this amount, $904 million represented the cash flow effect of the deconsolidation of GF. In addition, in the first quarter of 2010, we had a net cash outflow of $264 million for purchases of available-for-sale securities and $48 million for purchases of property, plant and equipment.

Net cash used in investing activities was $179 million in the first quarter of 2009 primarily as a result of a net cash outflow of $157 million for purchases of available-for-sale securities and $84 million for purchases of property, plant and equipment, of which $67 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from the sale of certain Handheld assets.

Financing Activities

Net cash provided by financing activities was $177 million in the first quarter of 2010 primarily as a result of proceeds of $185 million from our financing arrangements with the IBM Parties, $15 million from a revolving credit facility entered into between our subsidiary, AMD Products (China) Co. Ltd., and China Merchant Bank (AMD China Revolving Credit Line) and $3 million from the exercise of employee stock options. These amounts were partially offset by payments of $25 million for debt and cash obligations consisting of a repayment of $15 million to the lender under the AMD China Revolving Credit Line and a payment of $9 million to repurchase $10 million aggregate principal amount of our 6.00% Notes.

Net cash provided by financing activities was $2 billion in the first quarter of 2009 primarily as a result of proceeds of $2.1 billion from the issuance by GF of Class A Notes, Class B Notes, Class A Preferred shares and Class B Preferred shares, of which $1.4 billion constituted cash proceeds to GF, proceeds of $142 million from our financing arrangements with the IBM Parties, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to West Coast Hitech L.P. in connection with the GF transaction, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $34 million for the GF Dresden manufacturing facilities. These amounts were partially offset by payments of $180 million to a limited partner of one of our former German subsidiaries, AMD Fab 36 Limited Liability Company & Co. KG, to repurchase its partnership interests, $67 million related to the guaranteed rate of return on those partnership interests and $10 million representing a call option premium for our early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by cash expenditures of $57 million for the repurchase of $158 million principal amount of our 6.00% Notes.

During the first quarter of 2010 and the first quarter of 2009, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of March 27, 2010, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$—	$485	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	1,786	—	—	—	—	—	1,786
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
AMD China Revolving Credit Line	15	15	—	—	—	—	—
Other long-term liabilities	43	—	26	11	3	1	2
Aggregate interest obligation (2)	1,043	132	176	166	147	148	274
Capital lease obligations (3)	39	4	5	5	6	6	13
Operating leases	199	42	30	26	22	20	59
Purchase obligations (4)	315	303	7	5	—	—	—

Total contractual obligations	$4,425	$496	$244	$698	$178	$175	$2,634

(1)	Represents aggregate par value of the notes, without the effects of associated discounts.
(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.
(3)	Includes principal and imputed interest.
(4)	We have purchase obligations for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. These amounts do not include estimates of future obligations to GF under the wafer supply agreement, which we expect will continue to be material. See “Purchase Obligations,” below.

5.75% Convertible Senior Notes due 2012

On August 14, 2007, we issued $1.5 billion aggregate principal amount of 5.75% Notes. The 5.75% Notes are our general unsecured senior obligations. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

In 2009, we repurchased $1,015 million in aggregate principal amount of our outstanding 5.75% Notes for $1,002 million in cash. As of March 27, 2010, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

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

In 2008 and 2009, we repurchased $60 million and $344 million, respectively in principal amount of our 6.00% Notes for $21 million and $161 million, respectively. In the first quarter of 2010, we repurchased $10 million in aggregate principal amount of our 6.00% Notes for $9 million. As of March 27, 2010, the remaining outstanding aggregate principal amount of our 6.00% Notes was $1,786 million.

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

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of 8.125% Notes at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and will be amortized to interest expense over the life of the 8.125% Notes using the effective interest method.

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
On December 15, 2015 and thereafter	100.000%

Holders have the right to require us to repurchase all or a portion of our 8.125% Notes in the event that we undergo a change of control, as defined in the indenture governing the 8.125% Notes (the 8.125% Indenture) at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 8.125% Indenture) may result in the acceleration of the maturity of the 8.125% Notes.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $23 million of payments due under certain software and technology licenses that will be paid through 2015.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which as of March 27, 2010, primarily consisted of $25 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Other long-term liabilities also exclude $115 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at March 27, 2010. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $10 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of March 27, 2010, we had aggregate outstanding capital lease obligations of $32 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of March 27, 2010 were $199 million, of which $26 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Total non-cancelable purchase obligations as of March 27, 2010 were $315 million for periods through 2012. These purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. However, this amount does not include our purchase obligations to GF under the wafer supply agreement. We currently estimate that we will pay GF approximately $1.3 billion through the end of the first quarter of 2011 for wafer purchases and reimbursement for research and development under the wafer supply agreement. This estimate is based on current demand expectations which can change. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond the next twelve months, but we expect that our future purchases from GF will continue to be material.

Receivable Financing Arrangement

The contractual obligations table above excluded the amount we received in the receivable financing arrangement with IBM Parties because it does not require us to make cash payments. In the first quarter of 2010, we received proceeds of approximately $185 million from the IBM Parties, and the IBM Parties collected approximately $202 million from the distributors participating in the program. As of March 27, 2010, $139 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on our Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility, Fab 36, and its affiliated companies to GF. In addition, we also amended the terms of the related guarantee agreement such that AMD and GF are joint guarantors of AMD Fab 36 KG’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us for the full amount of such payments. As of March 27, 2010, the total amount outstanding under the Fab 36 Term Loan was $393 million, and the rate of interest on the loan was 2.2%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of March 27, 2010 the we were in compliance with our covenants under the guarantee agreement.

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

In January 2010, we signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, subsequent to our first quarter of 2010, our limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan and the AMTC revolving credit facility along with their related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. The initial guarantee agreement concerning AMTC’s portion of the rental payments was terminated and replaced with a new AMTC rental contract guarantee. Pursuant to the new AMTC rental contract guarantee, we, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. Our portion of the guarantee corresponds with our exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify us under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of March 27, 2010, the joint and several guarantee of the rental obligation was $9 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that we and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. As of March 27, 2010, the amount outstanding under this loan was $46 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have not been any significant changes in market risk since December 26, 2009.

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

As of March 27, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting except that a number of key controls over financial reporting that are the responsibility of GF are no longer considered AMD’s key controls after the deconsolidation of GF operating results. These controls were specific to the GF control environment. We also updated our control structure to reflect control procedures over the equity method of accounting for our investment in GF.

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

On March 19, 2009, Samsung filed a motion for partial summary judgment, arguing that one of the seven patents asserted by AMD was invalid. On June 24, 2009 the Court denied Samsung’s motion for partial summary judgment. The Court issued its claims construction order on September 17, 2009. On April 6, 2010, the Court granted Samsung’s motion to voluntarily dismiss its claims as to one of its patents, reducing the number of Samsung patents in suit from six to five. The scheduled trial date is January 24, 2011.

OPTi v. AMD.

On November 16, 2006, OPTi filed a complaint against AMD in the Eastern District of Texas, alleging infringement of three patents. The patents relate to predictive snooping. AMD filed its answer and asserted counterclaims on December 7, 2006. OPTi has dropped its claims relating to two of the patents. On February 22, 2010, during the trial of the case, the parties reached a settlement that was announced to the Court. The parties are currently in the process of finalizing the details of the settlement. The settlement will result in the dismissal of the lawsuit and a patent license to AMD, in exchange for a series of monetary payments by AMD, which are not material.

OPTi v. AMD et al.

On July 6, 2007, AMD was served with a complaint filed by OPTi against AMD and several additional defendants in the Eastern District of Texas, alleging infringement of two patents. The patents relate to bus technology. On February 22, 2010, the parties reached a settlement. The parties are currently in the process of finalizing the details of the settlement. The settlement will result in the dismissal of the lawsuit and a patent license to AMD, in exchange for a monetary payment by AMD, which are not material.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, computer systems with our first AMD Fusion product, codenamed “Llano,” are expected to be available in the market in 2011. The “Llano” platform known as “Sabine”, will embody a new processor architecture which integrates the CPU and GPU on a single die. If we fail to or are delayed in developing or qualifying new products or technologies, such as “Llano” we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

Moreover, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain an overall corporate average selling price. If we are unable to introduce new products with sufficient increases in average selling price or increased unit sales volumes capable of offsetting these reductions in the average selling price of existing products, our revenues, inventories, gross margins and operating results could be materially adversely affected.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. The design requirements necessary to meet consumer demands for more features and greater functionality from semiconductor products in the future, may exceed the capabilities of the third-party development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

We rely on GF to manufacture our microprocessor products, and if GF is unable to manufacture our products on a timely basis and on competitive process technologies or to meet our capacity requirements, our business could be materially adversely affected.

We rely on GF to manufacture our microprocessor products. If GF suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business. If GF is unable to remain competitive using advanced process technologies or is unable to manufacture our products on a timely basis or meet our capacity requirements, our business could be materially adversely affected. For example, GF will manufacture our Fusion products using 32 nanometer process technology. If GF experiences delays or difficulties in transitioning to 32 nanometer process technology, this could delay the introduction of our Fusion products and have a material adverse effect on our business. If we are unable to obtain sufficient supply from GF, we would have to move production of our products to new manufacturers, which could result in significant delays. In January 2010, GF announced that it is integrating operations with Chartered. With Chartered, GF significantly expanded its customer base to over 150 customers. Although GF manufacturing capacity also increased, the integration process and the increased customer base could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

In addition, pursuant to the wafer supply agreement between us and GF, we compensate GF on a cost plus-basis, which can result in increased per unit manufacturing costs for AMD compared to manufacturing wafers in-house. Although this cost-plus arrangement did not impact our consolidated financial statements while we were consolidating the financial results of GF, as of December 27, 2009, we no longer consolidate the financial results of GF, and this cost-plus arrangement may have a negative impact on our reported gross margins. If GF fails to operate at a competitive cost level, our business could be materially adversely affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GF is responsible for developing manufacturing process technologies used to manufacture our microprocessor products and other third-party foundries are responsible for the process technologies used to manufacture our graphics and chipset products. We cannot be certain that GF or other third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, GF will manufacture our Fusion products using 32 nanometer process technology. If GF experiences delays or difficulties in transitioning to 32 nanometer process technology, this could delay the introduction of our Fusion products and have a material adverse effect on our business. Moreover, if foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our relationships with our customers and reputation and materially adversely affect our financial results.

The under-utilization of GF manufacturing facilities may increase our per unit costs and may have a material adverse effect on us.

It is difficult to predict future growth or decline in the demand for our products, making it difficult to forecast our requirements accurately. If our target markets do not grow, we may under-utilize GF manufacturing facilities. Because of our commitments to GF, during periods in which we under-utilize GF manufacturing facilities as a result of reduced demand for our microprocessor products, we may not be able to reduce our costs in proportion to the reduced revenues for such a period. If this occurs, our operating results will be materially adversely affected.

We rely on third-party foundries and other contractors to manufacture our graphics and chipset products.

In addition to relying on GF to manufacture our microprocessor products, we currently rely on other independent foundries to manufacture our graphics and chipset products. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors perform the assembly, testing and packaging of these products. In some cases, we obtain these manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. For example, we have experienced constrained wafer foundry capacity for our latest generation graphics products that we introduced in the second half of 2009 and the first quarter of 2010. We expect to continue to experience such supply constraints through 2010, which may require us to allocate these products among our customers. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or manufacturing partners. Other risks associated with our dependence on third-party manufacturers, include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, limited ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics business may be adversely affected and this could have a material adverse effect on us.

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

We anticipate realizing certain benefits to our business from the GF joint venture, including a more variable cost model and the ability to take advantage of, as a shareholder of GF, the shift by integrated device manufacturers to a fabless business model. We cannot assure you that our relationship with GF and ATIC will result in the full realization of these or any other benefits.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to get external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and we would be materially adversely affected.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of March 27, 2010 were $2.8 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $140 million related to our accounts receivable financing arrangement with the IBM Parties, which is not a cash obligation.

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

The indenture governing our 8.125% Notes contains various covenants which limit our ability to:

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

In addition, the guarantee agreement related to the euro 700 Million Term Loan Facility that we transferred to GF contains restrictive covenants that require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these financial ratios or tests could result in a default under the Fab 36 Term Loan Agreement, which could cause the lenders to exercise their rights under the guarantee agreement.

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

Upon a change of control, we will be required to offer to repurchase all of the 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of March 27, 2010, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes and 6.00% Notes was $2.78 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 49% of our net revenue in the first fiscal quarter of 2010. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. During the first fiscal quarter of 2010, five customers accounted for approximately 54% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 46% of the net revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The current uncertainty in global economic conditions has also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling price;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products;

•	excess inventory levels in the channels of distribution, including those of our customers; and

•	excess production capacity.

If the current downturn in the semiconductor industry does not continue to improve, we will be materially adversely affected.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and notebook PCs and servers. In 2009 and 2008, a significant portion of our Computing Solutions revenue was related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently affecting us and may materially adversely affect us in the future. Recently, as a result of macroeconomic challenges currently affecting the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand has stabilized beginning in the second half of 2009, end-customers continue to demand value-priced products and spending by enterprises has not rebounded to pre-recession levels. In addition, form factors have steadily shifted from desktop PCs to notebook PCs over the past three years, and we expect that this trajectory will continue.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may decrease, which could have a material adverse effect on us.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, power consumption (including battery life), reliability, selling price, speed, size (or form factor), cost, adherence to industry standards (and the creation of open industry standards), software and hardware compatibility and stability and brand awareness.

Typically, after a product is introduced, costs and the average selling price normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. Recently, as a result of the credit market crisis and other macroeconomic challenges currently affecting the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand has stabilized beginning in the second half of 2009, consumers are focusing more on the price of PCs as a key factor in their buying decision. In turn, OEMs have applied pressure on semiconductor suppliers to reduce component prices, which has materially adversely affected the average selling price.

We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. For example, Intel is transitioning to 32 nanometer process technology before us. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

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

We purchase equipment and materials from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because some of the materials that we purchase are complex, it is difficult for us to substitute one supplier for another. Certain raw materials that are used in the manufacture of our products are available only from a limited number of suppliers.

For example, GF manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We also depend on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. The macroeconomic challenges affecting the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our older products as our new products are introduced; or

•	our competitors taking aggressive pricing actions.

Because market conditions are uncertain, these and other factors could materially adversely affect us.

Our reliance on third-party distributors and add-in-board partners (AIBs) subjects us to certain risks.

We market and sell our products directly and through third-party distributors and AIBs pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIBs or a substantial number of our distributors or AIBs terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

Additionally, distributors and AIBs typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIBs protect their inventory of our products against price reductions. We defer the gross margins on our sales to distributors and AIBs, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors or the AIBs. However, in the event of a significant decline in the price of our products, the price protection rights we offer to our distributors and AIBs would materially adversely affect us because our revenue would decline.

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of March 27, 2010, the par value of all our auction rate securities, or ARS, was $157 million with an estimated fair value of $150 million. As of March 27, 2010, our investments in ARS included approximately $57 million of student loan ARS and $34 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). Although we have had some limited redemptions since the failed auctions began, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

As of March 27, 2010, we owned $61 million par value of ARS that we purchased from UBS prior to February 13, 2008. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. During the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these ARS.

Our operations in foreign countries are subject to political and economic risks and our worldwide operations are subject to natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GF for our wafer fabrication capacity for microprocessors. Currently, GF manufactures our products in facilities that are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 88% for the first quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes and volcanic eruptions that disrupt manufacturing or other operations. For example, our Silicon Valley operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on us.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and Canadian dollar. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow. In addition, the majority of our product sales are denominated in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the local currency can cause increases or decreases in the cost of our products in the local currency of such customers. An appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.

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

From time to time we are a defendant or plaintiff in various legal actions. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us may result in the payment of damages that could be material to us.

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

Certain individuals have been charged by federal authorities with illegally trading in our stock using certain AMD confidential information.

On January 7, 2010, Anil Kumar, a former senior partner of McKinsey & Company, pled guilty to conspiracy and securities fraud charges. Mr. Kumar allegedly provided confidential information about us to a person who has been charged by federal authorities with illegally trading in our stock on the basis of that confidential information. To date, we have not been and, to our knowledge, none of our current or former executives or employees have been, charged or otherwise identified as targets or subjects in connection with ongoing proceedings relating to this matter. At this time, we cannot give any assurances as to whether any facts that may be discovered during the proceedings relating to this matter will be damaging to our business, results of operations or reputation.

We are subject to a variety of environmental laws that could result in liabilities.

Our operations and properties have in the past and continue to be subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict, or under certain circumstances, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party at three Superfund sites in Sunnyvale, California. Although we have not yet been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not yet been identified could exist at our other facilities.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, the EU is considering market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized by the EU Commission, could potentially be approved and implemented as early as the fourth quarter of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from the EU market and could materially adversely affect us. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

Our business is subject to potential tax liabilities.

We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material adverse effect on our cash, income tax provision and net income in the period or periods for which that determination is made.

ITEM 6.	EXHIBITS

10.1	Letter Agreement among AMD, GLOBALFOUNDRIES Inc., West Coast Hitech L.P. and Advanced Technology Investment Company LLC dated March 29, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 4, 2010	By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer