Form 10-Q
period 2010-06-26
ADVANCED MICRO DEVICES INC
filed 2010-08-04
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 30, 2010: 674,570,113

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions, except per share amounts)
Net revenue	$1,653	$1,184	$3,227	$2,361
Cost of sales	915	743	1,748	1,409

Gross margin	738	441	1,479	952
Research and development	371	425	694	869
Marketing, general and administrative	229	247	448	534
Amortization of acquired intangible assets	17	17	34	35
Restructuring charges (reversals)	(4)	1	(4)	61

Operating income (loss)	125	(249)	307	(547)
Interest income	3	6	6	9
Interest expense	(55)	(108)	(104)	(205)
Other income (expense), net	(1)	6	303	100

Income (loss) before equity in net income (loss) of investee and income taxes	72	(345)	512	(643)
Provision (benefit) for income taxes	(5)	(10)	(5)	106
Equity in net income (loss) of investee	(120)	—	(303)	—

Net income (loss)	(43)	(335)	214	(749)
Net (income) loss attributable to noncontrolling interest	—	25	—	31
Class B preferred accretion	—	(20)	—	(28)

Net income (loss) attributable to AMD common stockholders	$(43)	$(330)	$214	$(746)

Net income (loss) attributable to AMD common stockholders per share
Basic	$(0.06)	$(0.49)	$0.30	$(1.15)
Diluted	$(0.06)	$(0.49)	$0.29	$(1.15)
Shares used in per share calculation
Basic	709	667	708	647
Diluted	709	667	732	647

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 26, 2010	December 26, 2009*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$1,657
Marketable securities	812	1,019

Total cash and cash equivalents and marketable securities	1,896	2,676
Accounts receivable, net	725	745
Inventories, net	581	567
Deferred income taxes	—	9
Prepaid expenses and other current assets	111	278

Total current assets	3,313	4,275
Property, plant and equipment, net	755	3,809
Investment in GLOBALFOUNDRIES	148	—
Acquisition related intangible assets, net	64	98
Goodwill	323	323
Other assets	352	573

Total assets	$4,955	$9,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409	$647
Accounts payable to GLOBALFOUNDRIES	213	—
Accrued liabilities	663	795
Deferred income on shipments to distributors	148	138
Other short-term obligations	159	171
Current portion of long-term debt and capital lease obligations	3	308
Other current liabilities	35	151

Total current liabilities	1,630	2,210
Deferred income taxes	1	197
Long-term debt and capital lease obligations, less current portion	2,418	4,252
Other long-term liabilities	154	695
Noncontrolling interest	—	1,076
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 26, 2010 and December 26, 2009; shares issued: 682 on June 26, 2010 and 679 on December 26, 2009; shares outstanding: 674 on June 26, 2010 and 671 on December 26, 2009	7	7

Capital in excess of par value	6,562	6,524
Treasury stock, at cost (8 shares on June 26, 2010 and December 26, 2009)	(99)	(98)
Retained earnings (deficit)	(5,725)	(5,939)
Accumulated other comprehensive income	7	154

Total stockholders’ equity	752	648

Total liabilities and stockholders’ equity	$4,955	$9,078

*	Amounts as of December 26, 2009 were derived from the December 26, 2009 audited financial statements.

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$214	$(749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income (loss) of investee	303	—
Gain on deconsolidation of GLOBALFOUNDRIES	(325)	—
Depreciation and amortization	200	562
(Benefit) provision for deferred income taxes	(11)	124
Gain on debt redemption	—	(114)
Gain on sale of certain Handheld assets	—	(28)
Amortization of foreign grant and allowance income	(4)	(53)
Net loss (gain) on sale/disposal of property, plant and equipment	—	4
Compensation recognized under employee stock plans	43	40
Non-cash interest expense	17	46
Other than temporary impairment on marketable securities	—	3
Net loss (gain) on sale of marketable securities	(8)	(1)
Other	(2)	13
Changes in operating assets and liabilities (excludes the effects of deconsolidation):
Accounts receivable	(388)	(295)
Inventories	(93)	163
Prepaid expenses and other current assets	19	(60)
Other assets	14	(10)
Income taxes payable	5	1
Accounts payables, accrued liabilities and other	4	(181)
Accounts payables to GLOBALFOUNDRIES	(63)	—

Net cash used in operating activities	(75)	(535)

Cash flows from investing activities:
Purchases of available-for-sale securities	(668)	(439)
Purchases of property, plant and equipment	(79)	(196)
Proceeds on sale of certain Handheld assets	—	58
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	(904)	—
Proceeds from sale and maturity of available-for-sale securities	909	75
Proceeds from sale of trading securities	25	—
Other	18	6

Net cash used in investing activities	(699)	(496)

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	—	1,009
Proceeds from issuance of GLOBALFOUNDRIES preferred securities	—	1,091
Proceeds from borrowings, net of issuance costs	423	254
Proceeds from issuance of AMD common stock	7	125
Net proceeds from foreign grants and allowances	11	39
Repurchase of noncontrolling interest	—	(158)
Repayments of debt and capital lease obligations	(240)	(184)
Payment on return of noncontrolling interest contributions	—	(67)
Payments under silent partner obligation	—	(32)

Net cash provided by financing activities	201	2,077

Net increase (decrease) in cash and cash equivalents	(573)	1,046

Cash and cash equivalents at beginning of period	1,657	933

Cash and cash equivalents at end of period	$1,084	$1,979

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 26, 2010 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Beginning in the first quarter of 2010, the Company concluded that it is no longer the primary beneficiary of GLOBALFOUNDRIES Inc. (GF). Accordingly, it deconsolidated the results of operations of GF and started accounting for GF under the equity method of accounting. (See Note 2, “GLOBALFOUNDRIES”). Therefore, the users of the Company’s financial statements should consider the effect of deconsolidation when comparing the current period to the periods in 2009.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 26, 2010 and June 27, 2009 each consisted of 13 and 26 weeks, respectively.

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

NOTE 2. GLOBALFOUNDRIES

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of fiscal 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. In December 2009, the Company agreed to irrevocably waive rights under the GF Shareholders Agreement with respect to certain matters that require unanimous GF board approval. The Company evaluated whether these governance changes would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it now only has protective rights relative to the operations of GF, the Company concluded that the other investor in GF, Advanced Technology Investment Company LLC (ATIC), is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF and started accounting for its ownership interest in GF under the equity method of accounting. Under the deconsolidation accounting guidelines the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. During the first quarter of 2010, the Company completed a valuation analysis to determine the initial fair value of its investment in GF. In determining the fair value, the Company used a combination of the income approach and the market approach.

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

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Each approach resulted in comparable business enterprise value. The Company equally weighed the business enterprise value of GF provided by each method. Based on the results of this valuation, the Company determined the deconsolidation date fair value of its investment in GF to be $454 million. The Company recognized approximately $325 million, which is the difference between the fair value as of the deconsolidation date and the net carrying value of its investment, as a non-cash gain in other income (expense), net, in the first quarter of 2010 and six months ended June 26, 2010.

Equity in Net Income (Loss) of Investee

The equity in net income (loss) of investee primarily consists of the Company’s proportionate share of GF’s losses for the period based on the Company’s ownership percentage of GF’s Class A Preferred shares, the Company’s portion of the non-cash accretion on GF’s Class B Preferred shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remains on the Company’s condensed consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of the Company’s ownership interest as a result of the capital infusion into GF by ATIC.

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

As of June 26, 2010, the Company’s ownership interest in GF Class A Preferred shares was approximately 79%, and the carrying value of the Company’s investment in GF was $148 million. Summarized financial information for GF is as follows:

Statement of Operations	Quarter Ended June 26, 2010	Six Months Ended June 26, 2010
	(In millions)
Revenue	$854	$1,632
Gross profit	$219	$381
Income (loss) from continuing operations before income taxes	$(22)	$(125)
Net income (loss)	$(20)	$(107)
Non-controlling interest	$(84)	$(122)
Net income (loss) attributable to Class A Preferred shareholders	$(104)	$(229)

During the second quarter of 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between the Company, GF and ATIC dated as of March 2, 2009, ATIC contributed a total of $327 million of cash to GF in exchange for GF securities consisting of 79,272 Class A Preferred shares and 317,091 Class B Preferred shares. The Company did not participate in these fundings. As a result, its ownership interest in GF Class A Preferred shares ownership decreased from approximately 83% as of December 27, 2009, to approximately 79% as of June 26, 2010, resulting in an aggregate gain on the issuance of new GF shares of approximately $6 million, which was recorded as part of the equity in net income (loss) of investee line item on the condensed consolidated statement of operations. If there is further dilution in the Company’s ownership interest in GF in subsequent periods, the Company will record a gain or loss on such changes, the measurement of which will depend on the fair value of the GF Class A preferred shares. The Company cannot currently quantify its maximum exposure to future losses of GF.

Following the deconsolidation, GF is a related party of the Company. The Company and GF are parties to a wafer supply agreement, which, among other things, governs the terms by which the Company purchases products manufactured by GF, subject to minimum purchase obligations. The Company currently pays GF for wafers on a cost-plus basis, which it believes represents market price. The wafer supply agreement terminates no later than February 2024. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the second quarter of 2010 and for the six months ended June 26, 2010, amounted to approximately $336 million and $665 million, respectively.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3: Supplemental Balance Sheet Information

Accounts Receivable

	June 26, 2010	December 26, 2009
	(In millions)
Accounts receivable	$730	$752
Allowance for doubtful accounts	(5)	(7)

Total accounts receivable, net	$725	$745

Inventories

	June 26, 2010	December 26, 2009
	(In millions)
Raw materials	$35	$34
Work in process	364	359
Finished goods	182	174

Total inventories, net	$581	$567

Property, Plant and Equipment

	June 26, 2010	December 26, 2009
	(In millions)
Land and land improvements	$31	$58
Buildings and leasehold improvements	531	2,015
Equipment	1,502	5,023
Construction in progress	24	399

	2,088	7,495
Accumulated depreciation	(1,333)	(3,686)

Total property, plant and equipment, net	$755	$3,809

Accrued Liabilities

	June 26, 2010	December 26, 2009
	(In millions)
Accrued compensation and benefits	$204	$179
Marketing program and advertising expenses	168	180
Software technology and licenses payable	55	75
Interest payable	26	43
Other	210	318

Total accrued liabilities	$663	$795

Noncontrolling Interest

(In millions)
Balance as of December 26, 2009	$1,076
Deconsolidation of GF	(1,076)

Balance as of June 26, 2010	$—

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

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions, except per share amounts)
Numerator:

Numerator for basic and diluted income (loss) attributable to AMD common stockholders	$(43)	$(330)	$214	$(746)

Denominator - weighted average shares
Denominator for basic net income (loss) attributable to AMD common stockholders per share	709	667	708	647
Effect of dilutive potential common shares:
Employee stock options and awards	—	—	24	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	709	667	732	647

Net income (loss) attributable to AMD common stockholders per common share:

Basic	$(0.06)	$(0.49)	$0.30	$(1.15)

Diluted	$(0.06)	$(0.49)	$0.29	$(1.15)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 63 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million for the second quarter ended June 26, 2010 were not included in the net income (loss) attributable to AMD common stockholders per share calculations because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 37 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million for the six months ended June 26, 2010 were not included in the net income (loss) attributable to AMD common stockholders per share calculations because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 69 million and (ii) issuable under the Company’s 5.75% Notes totaling 75 million for the second quarter ended June 27, 2009 were not included in the net income (loss) attributable to AMD common stockholders per share calculation because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 68 million and (ii) issuable under the Company’s 5.75% Notes totaling 75 million for six months ended June 27, 2009 were not included in the net income (loss) attributable to AMD common stockholders per share calculation because their inclusion would have been anti-dilutive.

NOTE 5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Net income (loss) attributable to AMD common stockholders	$(43)	$(330)	$214	$(746)

Net change in unrealized gains (losses) on available-for-sale securities	(13)	6	(5)	6
Net change in unrealized gains (losses) on cash flow hedges	(2)	4	(1)	9
Net change in minimum pension liability	—	—	—	4
Cumulative translation adjustments	—	—	(141)	—

Other comprehensive income (loss)	(15)	10	(147)	19

Total comprehensive income (loss)	$(58)	$(320)	$67	$(727)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6: Financial Instruments

Available-for-sale securities held by the Company as of June 26, 2010 and December 26, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
June 26, 2010
Classified as cash equivalents:
Money market funds	$941	$—	$—	$941
Commercial paper	1	—	—	1

Total classified as cash equivalents	$942	$—	$—	$942

Classified as marketable securities:
Commercial paper	$536	$—	$—	$536
Time deposits	150	—	—	150
Equity securities	12	6	—	18
Auction rate securities	70	3	—	73

Total classified as marketable securities	$768	$9	$—	$777

Classified as other assets:
Money market funds	$29	$—	$—	$29
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$31	$—	$—	$31

Classified as prepaid expenses and other current assets - Equity securities	$3	$1	$—	$4

December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$—	$—	$1,081
Time deposits	348	—	—	348
Commercial paper	31	—	—	31

Total classified as cash equivalents	$1,460	$—	$—	$1,460

Classified as marketable securities:
Commercial paper	$789	$—	$—	$789
Time deposits	100	—	—	100
Equity securities	23	6	—	29
Auction rate securities	31	3	—	34

Total classified as marketable securities	$943	$9	$—	$952

Classified as other assets:
Auction rate securities	$53	$5	$—	$58
Money market funds	44	—	—	44
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$99	$5	$—	$104

Classified as prepaid expenses and other current assets - Equity securities	$3	$1	$—	$4

At June 26, 2010 and December 26, 2009, the Company had approximately $30 million and $45 million, respectively, of available-for-sale investment in money market funds and commercial paper used as collateral for long-term workers’ compensation, leased buildings and letter of credit deposits, which was included in other assets on the Company’s condensed consolidated balance sheets. The December 26, 2009 balance included $15 million of collateral for foreign exchange hedging activities. The Company is restricted from accessing these deposits.

All contractual maturities of the Company’s available-for-sale marketable debt securities at June 26, 2010 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2025 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. During the second quarter of 2010, the issuers tendered $15 million par value of non-UBS student loan ARS for $14 million. The net carrying amount of these ARS was $13 million, and the Company recorded a gain of approximately $1 million in other income (expense), net. Given these tender activities and the fact that the secondary market for these securities has become more liquid and with pricing generally similar to the Company’s carrying value, the Company reclassified the remaining holdings of its non-UBS student loan ARS with carrying value of $39 million (par value $44 million) from other assets to marketable securities during the second quarter of 2010. The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the second quarter of 2010, the Company sold a portion of its marketable equity securities for $18 million and recorded a gain of $7 million in other income (expense), net.

The Company realized net gains of $8 million from the sale of available-for-sale securities during the second quarter and six months ended June 26, 2010. The Company realized net gains of $1 million from sale of available-for-sale securities during the second quarter and six months ended June 27, 2009.

In addition to the ARS included in the table above, the Company also had trading securities, consisting of ARS subject to a UBS put option, with carrying values of $35 million (par value $36 million) and $67 million (par value $69 million) included in marketable securities as of June 26, 2010 and December 26, 2009, respectively. UBS redeemed at par $25 million and $33 million of these ARS during the second quarter and six months ended June 26, 2010, respectively. Redemption of the Company’s UBS ARS during the second quarter and six months ended June 27, 2009 was minimal.

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
	(In millions)
June 26, 2010
Assets
Classified as cash equivalents:
Money market funds	$941	$941	$—	$—
Commercial paper	1	—	1	—

Total classified as cash equivalents	$942	$941	$1	$—

Classified as marketable securities:

Commercial paper	$536	$—	$536	$—
Time deposits	150	—	150	—
Equity securities	18	18	—	—
Auction rate securities	108	—	—	108

Total classified as marketable securities	$812	$18	$686	$108

Classified as other assets:
Money market funds	$29	$29	$—	$—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—

Total classified as other assets	$31	$30	$1	$—

Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
UBS put option	1	—	—	1

Total classified as prepaid expenses and other current assets	$5	$4	$—	$1

Total assets measured at fair value	$1,790	$993	$688	$109

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	(8)	—	(8)	—

Total liabilities measured at fair value	$(8)	$—	$(8)	$—

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$1,081	$—	$—
Time deposits	348	—	348	—
Commercial paper	31	—	31	—

Total classified as cash equivalents	$1,460	$1,081	$379	$—

Classified as marketable securities:
Commercial paper	$789	$—	$789	$—
Time deposits	100	—	100	—
Auction rate securities	101	—	—	101
Equity securities	29	29	—	—

Total classified as marketable securities	$1,019	$29	$889	$101

Classified as other assets:
Auction rate securities	$58	$—	$—	$58
Money market funds	44	44	—	—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—

Total classified as other assets	$104	$45	$1	$58

Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
UBS put option	2	—	—	2

Total classified as prepaid expenses and other current assets	$6	$4	$—	$2

Total assets measured at fair value	$2,589	$1,159	$1,269	$161

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	(6)	—	(6)	—

Total liabilities measured at fair value	$(6)	$—	$(6)	$—

The Company carries financial instruments, except for its long term debt, at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within one year, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments and the UBS put option are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of June 26, 2010 and December 26, 2009, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS decreased by $4 million as of June 26, 2010, when compared with the fair value as of December 26, 2009.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. From June 30, 2010 through July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS. The Company has elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded a loss of $1 million during the second quarter and six months ended June 26, 2010 to reflect the change in fair value of the UBS put option. The Company recorded losses of $5 million and $6 million during the second quarter and six months ended June, 27, 2009, respectively, to reflect the change in fair value of the UBS put option. The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of this put option, as of June 26, 2010 and December 26, 2009, included interest rate, credit discount and the estimated life of the put option.

The Company recorded a gain of $1 million during the quarter and six months ended June 26, 2010 to reflect the change in fair value of ARS that are classified as trading securities. The Company recorded gains of $5 million and $6 million during the second quarter and six months ended June 27, 2009, respectively, to reflect the change in the fair value of ARS that are classified as trading securities. The Company expects that while it holds both ARS purchased from UBS and the related put option, any changes in fair value of the ARS will be substantially offset by changes in the fair value of the put option. As of June 26, 2010, the Company classified its investments in ARS purchased from UBS totaling a carrying value of $35 million (par value $36 million) as current assets because the Company has the right to exercise its put option and receive the proceeds from these ARS within the next 12 months. As indicated above, the UBS put option became exercisable on June 30, 2010 and the Company has not yet exercised such option. However, subsequent to the second quarter ended June 26, 2010, UBS had redeemed $29 million of these ARS at par.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Quarter Ended
	June 26, 2010		June 27, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$150	$2	$158	$10
Redemption at par	(40)	—	(2)	—
Change in fair value included in net income (loss)	1	(1)	6	(5)
Change in fair value included in other comprehensive income (loss)	(3)	—	5	—

Ending balance	$108	$1	$167	$5

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Six Months Ended
	June 26, 2010		June 27, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$159	$2	$160	$11
Redemption at par	(48)	—	(5)	—
Change in fair value included in net income (loss)	1	(1)	6	(6)
Change in fair value included in other comprehensive income (loss)	(4)	—	6	—

Ending balance	$108	$1	$167	$5

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	June 26, 2010		December 26, 2009
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,390	$2,497	$4,303	$4,046

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 7. Income Taxes

The Company recorded an income tax benefit of $5 million in the second quarter of 2010 and an income tax benefit of $10 million in the second quarter of 2009. For the six months ended June 26, 2010, the Company recorded an income tax benefit of $5 million. For the six months ended June 27, 2009, the Company recorded an income tax provision of $106 million.

In the second quarter of 2010, the income tax benefit of $5 million was due to the reversal of $8 million of unrecognized tax benefits, offset by foreign taxes in profitable locations. In the second quarter of 2009, the Company recorded an income tax benefit of $10 million that consisted of discrete tax benefits of $7 million and the tax effects of items credited directly to other comprehensive income (OCI) of $10 million, offset by foreign taxes in profitable locations of $7 million. The income tax provision of $106 million recorded in the first six months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of the Company’s ownership interests in its German subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits and the tax effects of items credited directly to OCI.

As of June 26, 2010, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 26, 2010, in management’s judgment, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $44 million during the quarter ended June 26, 2010 as a result of the expiration of certain statutes of limitation and audit resolutions in both U.S. and foreign jurisdictions. The total gross unrecognized tax benefits as of June 26, 2010 were approximately $124 million. As a result, the Company has now recognized $90 million of current and long-term deferred tax assets, previously under a valuation allowance, with $99 million of liabilities for unrecognized tax benefits as of June 26, 2010. The net impact on the effective tax rate for the decrease in gross unrecognized tax benefits in the second quarter of 2010 was $2 million.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the 12 months beginning June 27, 2010, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $96 million as a result of the expiration of certain statutes of limitation and other potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure on open audits are highly uncertain.

During the second quarter of 2010, the IRS completed the audit of AMD’s U.S. Federal tax returns for the years ending 2004 to 2006, inclusive.

NOTE 8. Debt

During the first six months of 2010, the Company repurchased $216 million ($10 million in the first quarter, $206 million in the second quarter) in principal value of its 6.00% convertible Senior Notes due 2015 (the 6.00% Notes) in open market transactions for approximately $209 million.

The Company’s accounting for its 6.00% Notes reflects the guidance on accounting for convertible debt that may be fully or partially settled in cash upon conversion. The proceeds used for the repurchase of the 6.00% Notes were allocated between the liability and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the repurchase dates of the 6.00% Notes. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet.

For the repurchase of its 6.00% Notes in the first six months of 2010, the Company allocated $12 million of the $209 million cash payment to the equity component and reduced the carrying amount of the debt by $197 million. The Company recognized a $0.1 million net loss on the repurchases. As of June 26, 2010, the remaining carrying amount of the 6.00% Notes was approximately $1,454 million, net of debt discount of $126 million.

NOTE 9. Segment Reporting

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

In addition, beginning in the first quarter of 2010, the Company started accounting for the embedded graphics business under the Computing Solutions segment. Previously, operating results related to this business were recorded as part of the Graphics segment. Information for prior periods has been recast to reflect this change.

The Company continues to have an All Other category, as described above. The Company continues to report the results of the Handheld business unit in the All Other category because it expects that the operating results of this business unit will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Net revenue:
Computing Solutions	$1,212	$926	$2,372	$1,868
Graphics	440	235	849	453
All Other	1	23	6	40
Foundry	—	253	—	536
Intersegment Eliminations	—	(253)	—	(536)

Total net revenue	$1,653	$1,184	$3,227	$2,361

Operating income (loss):
Computing Solutions	$128	$(67)	$274	$(101)
Graphics	33	(17)	80	(17)
All Other	(36)	(41)	(47)	(165)
Foundry	—	(101)	—	(233)
Intersegment Eliminations	—	(23)	—	(31)

Total operating income (loss)	$125	$(249)	$307	$(547)

NOTE 10. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which was allocated in the Company’s condensed consolidated statements of operations as follows:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Cost of sales	$1	$1	$2	$2
Research and development	11	10	21	19
Marketing, general, and administrative	11	7	20	18

Total stock-based compensation expense	23	18	43	39
Tax benefit	—	—	—	—

Stock-based compensation expense, net of tax	$23	$18	$43	$39

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options

The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected volatility	57.96%	75.14%	56.45%	78.92%
Risk-free interest rate	1.58%	1.53%	1.64%	1.34%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.71	3.67	3.71	3.67

For the quarters ended June 26, 2010 and June 27, 2009, the Company granted 1,326,912 and 1,674,629 employee stock options, respectively, with average estimated grant date fair values of $3.80 and $2.07, respectively. For the six months ended June 26, 2010 and June 27, 2009, the Company granted 2,830,241 and 2,778,663 employee stock options, respectively, with average estimated grant date fair values of $3.50 and $1.79, respectively.

Restricted Stock Units and Awards

For the quarters ended June 26, 2010 and June 27, 2009, the Company granted 9,864,566 and 15,549,456 restricted stock units, respectively, with an average grant date fair value of $8.79 and $4.01, respectively. For the six months ended June 26, 2010 and June 27, 2009, the Company granted 10,438,346 and 15,749,106 restricted stock units, respectively, with an average grant date fair value of $8.74 and $3.99, respectively.

NOTE 11. Commitments and Contingencies

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company for the full amount of such payments. As of June 26, 2010, the total amount outstanding under the Fab 36 Term Loan was $321 million, and the rate of interest on the loan was 2.3%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of June 26, 2010, the Company was in compliance with its covenants under the guarantee agreement.

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

In January 2010, the Company signed binding agreements to transfer its limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan and the AMTC revolving credit facility along with related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. Pursuant to the amended AMTC rental contract guarantee, the Company, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of June 26, 2010, the joint and several guarantee of the rental obligation was $8 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that the Company and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. As of June 26, 2010, the amount outstanding under this loan was $43 million and the joint and several guarantee obligations were $22 million.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Changes in the Company’s potential liability for product warranty are as follows:

	Quarter Ended		Six months Ended
	June 26, 2010	June 27 2009	June 26, 2010	June 27 2009
	(In millions)		(In millions)
Balance, beginning of year	$18	$16	$16	$19
New warranties issued during the period	10	7	18	13
Settlements during the period	(11)	(7)	(18)	(15)
Changes in liability for pre-existing warranties during the period, including expirations	4	—	5	(1)

Balance, end of the period	$21	$16	$21	$16

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

NOTE 12. Hedging Transactions and Derivative Financial Instruments

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

Upon deconsolidation of GF in the first quarter of 2010, the Company’s outstanding euro currency forward contracts no longer qualified for cash flow hedge accounting treatment because the Company no longer has direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. While GF invoices the Company in U.S. dollars, those invoices will, nonetheless, reflect fluctuations in the euro because some of GF wafer costs will be based on euro denominated costs. Therefore, the Company’s operating results and cash flows will continue to be indirectly exposed to fluctuations in the euro even after deconsolidation. The Company will continue to economically hedge this indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, gains or losses on these contracts cannot be included in cost of sales, and mark-to-market gains and losses on these contracts can no longer be deferred until the forecasted transactions occur. During the quarter and six months ended June 26, 2010, the Company recorded a loss of $9 million and $26 million, respectively, related to these euro currency forward contracts in other income (expense), net in its condensed consolidated statement of operations.

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

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(2)	$(2)	$(1)	$(9)
Cost of sales	—	(5)	—	(18)
Research and development	1	(7)	2	(11)
Marketing, general and administrative	—	(2)	1	(5)
Contracts not designated as hedging instruments
Other income (expense), net	$(10)	$(2)	$(26)	$(42)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	June 26, 2010	December 26, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(2)	$(6)
Contracts not designated as hedging instruments	$(6)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were de minimis.

As of June 26, 2010, substantially all of the Company’s outstanding contracts are in a loss position, effectively eliminating counterparty risk. As of June 26, 2010 and December 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $334 million and $384 million, respectively. All the contracts mature within 12 months and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company is required to post collateral should the derivative contracts be in a net loss position. As of June 26, 2010, $8 million of collateral has been posted.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 13. Subsequent Events

7.75% Senior Notes Due 2020

On August 4, 2010, the Company issued $500 million of 7.75% Senior Notes due 2020 (the 7.75% Notes). The 7.75% Notes are general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The Company intends to use the net proceeds from this offering of approximately $490 million, along with existing cash, to purchase up to $800 million of its 6.00% Notes validly tendered pursuant to the Company’s tender offer for such notes, as described below. Net proceeds not used in the tender offer, if any, will be used for general corporate purposes.

Tender Offer

On July 26, 2010, the Company announced the commencement of a cash tender offer for up to $800 million in aggregate principal amount of its outstanding 6.00% Notes. The Company intends to finance the purchase of the 6.00% Notes tendered in the tender offer with the net proceeds from its August 2010 private offering of $500 million aggregate principal amount of 7.75% senior notes due 2020 along with its existing cash.

The tender offer will expire at 12:00 midnight, New York City time, on August 20, 2010, unless extended or earlier terminated by the Company. Holders who validly tender, and do not validly withdraw, their 6.00% Notes on or prior to the expiration date will be entitled to receive $1,000 for each $1,000 principal amount of 6.00% Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the 6.00% Notes accepted for payment. Tenders of 6.00% Notes must be made on or prior to the expiration date, and 6.00% Notes may be withdrawn at any time on or prior to the expiration date.

To the extent that acceptances of all validly tendered notes would require the Company to purchase more than $800 million in aggregate principal amount of 6.00% Notes in connection with the tender offer, the Company will allocate acceptances on a pro rata basis among the tendering holders. The tender offer is contingent upon the satisfaction of certain conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; our growth opportunity in the notebook market; the growth and competitive landscape of the markets in which we participate; capital expenditures; market expense; our planned research and development spending; our future payments to GLOBALFOUNDRIES (GF) under the wafer purchase agreement; the duration of potential supply constraints with respect to our graphics products; our product roadmap; unrecognized tax benefits; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product costs and average selling price; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products, consistent with our current roadmap; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; (8) our ability to realize the anticipated benefits of the GF manufacturing joint venture and of our asset smart strategy; (9) the expected demand for computers; and (10) the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; (2) that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; (3) that GF and our other third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way; (4) that GF and our other third party foundries will be unable to manufacture our products on a timely basis and on competitive process technologies; (5) that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will under-utilize our commitment with respect to GFs microprocessor manufacturing facilities; (6) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (7) that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; (8) that we may be unable to realize the anticipated benefits of our asset smart strategy or the GF manufacturing joint venture because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (9) that customers stop buying our products or materially reduce their operations or demand for our products; (10) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (11) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (12) that global business and economic conditions will not continue to improve or will worsen; (13) that demand for computers will be lower than currently expected; and (14) the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 41 and the “Financial Condition” section beginning on page 33 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the quarter and six months ended June 26, 2010 compared to the quarter ended March 27, 2010 and the quarter and six months ended June 27, 2009, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

Supported by an improved economic environment and robust demand for IT products, we reported record second quarter revenues for the second quarter of 2010 as well as improved operating performance compared to the same period in the prior year. Our net revenue in the second quarter of 2010 was $1.65 billion, an increase of 40% compared to the second quarter of 2009 and an increase of 5% compared to the first quarter of 2010. During the second quarter, we continued to experience strong demand for our GPU products, although the increase in GPU unit shipments was tempered by continued supply constraints. We also experienced strong demand from existing and new customers for our new notebook platforms, and chipset unit shipments increased compared to both the second quarter of 2009 and the first quarter of 2010 as customers increasingly adopted AMD chipsets with our microprocessor products, especially for notebook PCs. Our gross margin, as a percentage of net revenue, for the second quarter of 2010 was 45%, supported by lower unit costs due to improved utilization of GF manufacturing facilities and improved product mix. Also, we had positive operating income.

In addition, in the second quarter of 2010, we continued to experience strong market adoption of our VISION Technology marketing campaign. As a result of this campaign, we more than tripled the number of VISION branded platforms in the market since September 2009. We designed the VISION Technology program to simplify the buying process for consumers by more clearly connecting our brand to the level of activities that consumers want to perform on the PC. Under the VISION Technology brand, we launched new 2010 mainstream and enthusiast desktop platforms that include the AMD Phenom™ II X6 processor and new 2010 mainstream and ultrathin notebook platforms during the second quarter of 2010. In addition, in June 2010, we launched the AMD Opteron™ 4000 series processor which is targeted at the value and power conscious segment of the mainstream infrastructure server market. These processors are currently the world’s lowest power per core server processors and are designed to meet the requirements of cloud and hyperscale data centers. We also launched the AMD FireStream™ 9350 and AMD Firestream™ 9370 GPU compute accelerators during the second quarter of 2010. The new AMD FireStream accelerators are targeted at high performance computing, cloud and enterprise-scale deployments that perform highly parallel, compute-intensive workloads.

From a financial condition perspective, we ended the second quarter of 2010 with cash, cash equivalents and marketable securities of $1.9 billion. Long-term debt as of the end of the second quarter of 2010 was $2.4 billion. During the first six months of 2010, we repurchased $216 million in aggregate principal amount of our outstanding 6.00% Convertible Senior Notes (the 6.00% Notes) for approximately $209 million in cash. In addition, during the second quarter of 2010, pursuant to funding requests from GF in accordance with the Funding Agreement between us, GF and ATIC dated as of March 2, 2009, ATIC contributed a total of $327 million of cash to GF in exchange for GF securities consisting of 79,272 Class A Preferred shares and 317,091 Class B Preferred shares. We did not participate in these fundings. As a result, our Class A Preferred share ownership interest in GF decreased from approximately 83% as of December 27, 2009, to approximately 79% as of June 26, 2010, and our ownership interest in GF (on a fully diluted basis) decreased to approximately 28%.

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

Management believes there have been no significant changes during the second quarter of 2010 and the six months ended June 26, 2010, to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2009.

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

In addition to these reportable segments, we had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included employee stock-based compensation expense, restructuring charges and, amortization of acquired intangible assets. We also reported the results of the Handheld business unit in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated (Qualcomm) during the first quarter of 2009. We also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment. For the fourth quarter of 2009, the income we recognized pursuant to our settlement agreement with Intel was reported in the All Other category.

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

In addition, starting in the first quarter of 2010, we began accounting for the embedded graphics business under the Computing Solutions segment. Previously, operating results related to this business were recorded as part of the Graphics segment. Information for prior periods has been recast to reflect this change.

We continue to have an All Other category, as described above, and the results of the Handheld business unit continue to be reported in this category because we expect that the operating results of this business unit will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Net revenue:
Computing Solutions	$1,212	$1,160	$926	$2,372	$1,868
Graphics	440	409	235	849	453
All Other	1	5	23	6	40
Foundry	—	—	253	—	536
Intersegment Eliminations	—	—	(253)	—	(536)

Total net revenue	$1,653	$1,574	$1,184	$3,227	$2,361

Operating income (loss):
Computing Solutions	$128	$146	$(67)	$274	$(101)
Graphics	33	47	(17)	80	(17)
All Other	(36)	(11)	(41)	(47)	(165)
Foundry	—	—	(101)	—	(233)
Intersegment Eliminations	—	—	(23)	—	(31)

Total operating income (loss)	$125	$182	$(249)	$307	$(547)

Computing Solutions

Computing Solutions net revenue of $1,212 million in the second quarter of 2010 increased 31% compared to net revenue of $926 million in the second quarter of 2009 as a result of a 33% increase in unit shipments. The increase in unit shipments was primarily attributable to an increase in unit shipments of our chipset products and microprocessor products, especially for notebook PCs. Unit shipments increased due to an improved economic environment which contributed to increased demand. In addition, chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products, especially for notebook PCs where the attach rate is 100%. Unit shipments of our microprocessors for notebook PCs increased due to increased demand from existing and new customers for our new notebook platforms. Average selling price was relatively flat in the second quarter of 2010 as compared to the second quarter of 2009. Increased microprocessor average selling price was offset by lower average selling price of embedded processors. Average selling price of our microprocessors increased primarily due to a favorable shift in our product mix to higher end microprocessors, especially for servers, as customers transitioned to our new AMD Opteron™ 6000 series server platforms. Average selling price of embedded processors decreased primarily due to a shift in our product mix to lower end embedded processors.

Computing Solutions net revenue of $1,212 million in the second quarter of 2010 increased 4% compared to net revenue of $1,160 million in the first quarter of 2010 primarily as a result of a 9% increase in unit shipments partially offset by a 5% decrease in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of our chipset products and embedded processor products. Unit shipments of chipset products increased as customers increasingly adopted AMD chipsets with our microprocessor products, especially for notebook PCs where the attach rate is 100%. Embedded processor unit shipments increased due to increased demand. Microprocessor unit shipments were flat in the second quarter of 2010 as compared to the first quarter of 2010. An increase in unit shipments of microprocessors for notebook PCs was offset by a decrease in unit shipments of microprocessors for servers and desktop PCs. Average selling price decreased primarily due to a decrease in average selling price of embedded processors as a result of a shift in our product mix to lower end embedded processors.

Computing Solutions net revenue of $2,372 million for the first six months of 2010 increased 27% compared to net revenue of $1,868 million for the first six months of 2009 primarily as a result of a 35% increase in unit shipments partially offset by a 6% decrease in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of our chipset products and microprocessor products, especially for notebook PCs. Unit shipments increased due to an improved economic environment which contributed to increased demand. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products, especially for notebook PCs where the attach rate is 100%. In addition, unit shipments of our microprocessors for notebook PCs increased due to increased demand from existing and new customers for our new notebook platforms. Average selling price decreased primarily due to a decrease in average selling price of embedded processors, which was partially offset by an increase in average selling price of microprocessor products. Average selling price of embedded processors decreased due to a shift in our product mix to lower end embedded processors. Average selling price of microprocessor products increased due to a favorable shift in our product mix to higher end microprocessors.

Computing Solutions operating income was $128 million in the second quarter of 2010 compared to an operating loss of $67 million in the second quarter of 2009. The improvement was primarily due to the increase in net revenue referenced above partially offset by a $69 million increase in research and development expenses, a $19 million increase in cost of sales and a $3 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales increased primarily due to the increase in unit shipments in the second quarter of 2010 and a one time benefit related to the deconsolidation of GF in the first quarter of 2010.

Computing Solutions operating income was $128 million in the second quarter of 2010 compared to $146 million in the first quarter of 2010. The decline in operating results was primarily due to a $38 million increase in research and development expenses, a $16 million increase in cost of sales and a $14 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales increased primarily due to the increase in unit shipments.

Computing Solutions operating income was $274 million in the first six months of 2010 compared to an operating loss of $101 million in the first six months of 2009. The improvement was primarily due to the increase in net revenue referenced above and a $17 million decrease in marketing, general and administrative expenses. These improvements were partially offset by a $101 million increase in research and development expenses and a $45 million increase in cost of sales. Marketing, general and administrative expenses decreased and research and development expenses increased for the reasons set forth under “Expenses,” below. Cost of sales increased primarily due to the increase in unit shipments.

Graphics

Graphics net revenue of $440 million in the second quarter of 2010 increased 87% compared to net revenue of $235 million in the second quarter of 2009. The increase was primarily due to a 97% increase in net revenue from sales of GPU products. Revenue from sales of GPU products increased due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DirectX 11-capable ATI Radeon™ products and continued demand for our ATI Radeon™ HD 4000 series. The increase in unit shipments was hampered due to continued supply constraints with respect to our latest generation GPUs introduced in the second half of 2009 and the first half of 2010. These supply constraints were primarily related to constrained wafer foundry capacity in the first half of 2010. GPU average selling price increased due to a favorable shift in our product mix to higher end GPU products.

Graphics net revenue of $440 million in the second quarter of 2010 increased 8% compared to net revenue of $409 million in the first quarter of 2010. The increase was primarily due to an 8% increase in revenue from sales of GPU products. Revenue from sales of GPU products increased due to an increase in GPU unit shipments partially offset by a decrease in GPU average selling price. The increase in GPU unit shipments was primarily due to increased demand for our latest generation GPUs introduced in the second half of 2009 and the first quarter of 2010. The decrease in GPU average selling price was primarily due to continued supply constraints which resulted in a higher proportion of unit shipments to OEMs and lower proportion of unit shipments to add-in-board (AIB) partners. Generally, products sold to OEMs command lower selling prices than products sold to AIBs. In addition, during the second quarter of 2010, OEM purchases skewed towards lower end GPU products.

Graphics net revenue of $849 million in the first six months of 2010 increased 87% compared to net revenue of $453 million in the first six months of 2009. The increase was primarily due to a 101% increase in net revenue from sales of GPU products. Revenue from sales of GPU products increased due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DirectX 11-capable ATI Radeon™ products and continued demand for our ATI Radeon™ HD 4000 series, but the increase was hampered due to the continued supply constraints described above. GPU average selling price increased due to a favorable shift in our product mix to higher end GPU products.

Graphics operating income was $33 million in the second quarter of 2010 compared to an operating loss of $17 million in the second quarter of 2009. The improvement was primarily due to the increase in net revenue referenced above, partially offset by a $144 million increase in cost of sales due to higher GPU unit shipments and a $5 million increase in research and development expenses for the reasons set forth under “Expenses,” below.

Graphics operating income was $33 million in the second quarter of 2010 compared to $47 million in the first quarter of 2010. The decrease in operating results was primarily due to a $38 million increase in cost of sales and $10 million increase in research and development expenses partially offset by the increase in net revenue referenced above and a $4 million decrease in marketing, general and administrative expenses. Cost of sales increased primarily due to higher GPU unit shipments. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics operating income was $80 million in the first six months of 2010 compared to an operating loss of $17 million in the first six months of 2009. The improvement was primarily due to the increase in net revenue referenced above, partially offset by a $286 million increase in cost of sales due to higher GPU unit shipments, an $8 million increase in marketing, general and administrative expenses and a $5 million increase in research and development expenses. Marketing, general and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses,” below.

All Other

All Other net revenue of $1 million in the second quarter of 2010 decreased by 96% compared to net revenue of $23 million in the second quarter of 2009. All Other net revenue decreased because of a significant reduction in customer orders for our existing Handheld products. Customer orders decreased because we decided to exit this business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

All Other net revenue of $1 million in the second quarter of 2010 decreased by 80% compared to net revenue of $5 million in the first quarter of 2010. As we continued to exit the business, we received fewer customer orders for existing Handheld products, which caused All Other net revenue to decrease.

All Other net revenue of $6 million in the first six months of 2010 decreased by 85% compared to net revenue of $40 million in the first six months of 2009. All Other net revenue decreased because of a significant reduction in customer orders for the reasons set forth above.

All Other operating loss in the second quarter of 2010 of $36 million improved compared to an operating loss of $41 million in the second quarter of 2009 primarily due to a $13 million decrease in cost of sales and a $9 million decrease in research and development expenses. The reduction in customer orders for Handheld products referenced above led to lower manufacturing costs and reduced cost of sales. Research and development expenses decreased for the reasons set forth under “Expenses,” below. However, the $22 million decrease in net revenue referenced above mitigated the improvement in operating results.

All Other operating loss in the second quarter of 2010 was $36 million compared to an operating loss of $11 million in the first quarter of 2010. The increased operating loss was primarily attributable to a $27 million increase in cost of sales and the $4 million decrease in net revenue referenced above. Cost of sales increased due to a benefit recognized in first quarter of 2010 related to deconsolidation of GF.

All Other operating loss in the first six months of 2010 was $47 million compared to $165 million in the first six months of 2009. The improvement in operating results was primarily attributable to an absence of $60 million in restructuring charges, a $47 million decrease in cost of sales, a $23 million decrease in research and development expenses and an $18 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to a benefit recognized in first quarter of 2010 related to deconsolidation of GF and lower Handheld product shipments. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below. However, the $34 million decrease in net revenue referenced above tempered the improvement in operating results.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions except for percentages)
Cost of sales	$915	$833	$743	$1,748	$1,409
Gross margin	738	741	441	1,479	952
Gross margin percentage	45%	47%	37%	46%	40%
Research and development	$371	$323	$425	$694	$869
Marketing, general and administrative	229	219	247	448	534
Amortization of acquired intangible assets	17	17	17	34	35
Restructuring charges (reversal)	(4)	—	1	(4)	61
Interest income	3	3	6	6	9
Interest expense	(55)	(49)	(108)	(104)	(205)
Other income (expense), net	(1)	304	6	303	100
Provision (benefit) for income taxes	(5)	—	(10)	(5)	106
Equity in net income (loss) of investee	$(120)	$(183)	$—	$(303)	$—

Gross Margin

The deconsolidation of GF affects the comparability of pre- and post-deconsolidation periods. In periods prior to the deconsolidation of GF, our inventory standard costs were lower than they are post-deconsolidation because they did not include the manufacturing profit associated with the wafer fabrication activities performed by GF, and they reflected our estimates of excess capacity. Post-deconsolidation, our standard costs reflect the cost-plus terms of the wafer supply agreement between us and GF.

Gross margin as a percentage of net revenue was 45% in the second quarter of 2010 compared to 37% in the second quarter of 2009. However, gross margin in the second quarter of 2009 included $20 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $98 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. The factors that led to the sale of the inventory that was previously written down were the stabilization of the overall macroeconomic environment and improved business conditions in 2009 compared to the end of 2008, which led to an increase in end user demand for PCs and, correspondingly, an increase in customer orders for, and shipments of, our products.

Without taking into account the gross margin benefit related to the sale of previously written-down inventory, which we believe is not indicative of our ongoing operating performance, and excluding the amount related to profits on inventory attributable to the Foundry segment and Intersegment Eliminations in order to make it easier to compare current and historical period operating results, our gross margin would have been 27% in the second quarter of 2009. The improvement in gross margin in the second quarter of 2010 compared to the second quarter of 2009, as adjusted for the factors described above, was due primarily to the improvement in the utilization of GF manufacturing facilities, which is reflected in the prices we pay for microprocessors under the wafer supply agreement, an improvement in our unit costs primarily due to a greater proportion of microprocessors manufactured using 45 nm process technology, lower back end manufacturing costs and higher average selling price due to a favorable shift in our product mix to higher end products.

Gross margin as a percentage of net revenue was 45% in the second quarter of 2010 compared to 47% in the first quarter of 2010. Gross margin in the first quarter of 2010 included a $69 million benefit related to the deconsolidation impact of GF. Without taking into account the gross margin benefit related to the deconsolidation, which we believe is not indicative of our ongoing operating performance, our gross margin would have been 43% in the first quarter of 2010. The improvement in the gross margin in the second quarter of 2010 compared to first quarter of 2010, as adjusted for the factor described above, was due primarily to the improvement in the utilization of GF manufacturing facilities, and a favorable shift in our product mix to higher end products for both microprocessors and GPU products.

Gross margin as a percentage of net revenue was 46% in the first six months of 2010 compared to 40% in the first six months of 2009. Gross margin in the first six months of 2009 included $54 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $162 million benefit related to the sale of inventory that had been previously written-down in the fourth quarter of 2008. Gross margin in the first six months of 2010 included the $69 million deconsolidation impact discussed above. Absent the effects of the events as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 44% in the first six months of 2010 compared to 31% in the first six months of 2009. The improvement in gross margin was primarily attributable to the improvement in utilization of GF manufacturing facilities, an improvement in our unit costs primarily due to a greater proportion of microprocessors manufactured using 45 nm process technology and higher average selling price due to a favorable shift in our product mix to higher end products.

Expenses

Research and Development Expenses

Research and development expenses of $371 million in the second quarter of 2010 decreased by $54 million, or 13%, compared to $425 million in the second quarter of 2009. Research and development expenses in the second quarter of 2009 included $119 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses related to the Foundry segment, which we believe is not indicative of our ongoing performance, research and development expenses would have increased by $65 million in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to a $69 million increase in research and development expense attributable to our Computing Solutions segment and a $5 million increase in research and development expenses attributable to our Graphics segment, partially offset by a $9 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $25 million increase in product engineering and design costs for future products, a $21 million increase in manufacturing process technology expenses related to GF and a $20 million increase in employee benefit and compensation expense. The increase in research and development expenses attributable to our Graphics segment was primarily due to increased employee benefit and compensation expense. The decrease in research and development expenses attributable to our All Other category was primarily because of lower research and development expenses related to handheld products because we decided to exit this business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

Research and development expenses of $371 million in the second quarter of 2010 increased by $48 million, or 15%, compared to $323 million in the first quarter of 2010. This increase was primarily due to a $38 million increase in research and development expenses attributable to our Computing Solutions segment and a $10 million increase in research and development expenses attributable to our Graphics segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $23 million increase in product engineering and design costs for future products, an $11 million increase in manufacturing process technology expenses related to GF and a $4 million increase in employee benefit and compensation expense. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $7 million increase in product engineering and design costs for future products and a $2 million increase in employee benefit and compensation expense.

Research and development expenses of $694 million in the first six months of 2010 decreased by $175 million, or 20%, compared to $869 million in the first six months of 2009. In the first six months of 2009, research and development expenses included $258 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses attributable to the Foundry segment, research and development expenses would have increased by $83 million in the first six months of 2010 as compared to the first six months of 2009 primarily due to a $101 million increase in research and development expenses attributable to our Computing Solutions segment and a $5 million increase in research and development expenses attributable to our Graphics segment, partially offset by a $23 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $40 million increase in product engineering and design costs for future products, a $36 million increase in employee benefit and compensation expense and a $28 million increase in manufacturing process technology expenses related to GF. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $19 million increase in employee benefit and compensation expense, partially offset by a $9 million decrease in product engineering and design costs for future products and a $7 million decrease due to foreign exchange rate fluctuations. The decrease in research and development expenses attributable to our All Other category was primarily because of lower research and development expenses related to handheld products.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $229 million in the second quarter of 2010 decreased by $18 million, or 7%, compared to $247 million in the second quarter of 2009. Marketing, general and administrative expenses in the second quarter of 2009 included $26 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, marketing, general and administrative expenses would have increased by $8 million. This increase was primarily due to an increase in marketing, general and administrative expenses attributable to our Computing Solutions segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $10 million increase in sales and marketing expense and a $6 million increase in employee benefit and compensation expense, partially offset by a $12 million decrease in legal expense.

Marketing, general and administrative expenses of $229 million in the second quarter of 2010 increased by $10 million, or 5%, compared to $219 million in the first quarter of 2010. This increase was due to a $14 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $4 million decrease in marketing, general and administrative expenses attributable to our Graphics segment. The increase in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to an $8 million increase in sales and marketing expense and an $8 million increase in legal expenses and IT administrative projects. The decrease in marketing, general and administrative expenses in our Graphics segment was primarily due to a $6 million decrease in sales and marketing expense.

Marketing, general and administrative expenses of $448 million in the first six months of 2010 decreased by $86 million, or 16%, compared to $534 million in the first six months of 2009. Marketing, general and administrative expenses in the first six months of 2009 included $60 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, marketing, general and administrative expenses would have decreased by $26 million. This decrease was primarily due to an $18 million decrease in marketing, general and administrative expenses attributable to our All Other category and a $17 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment. These decreases were partially offset by an $8 million increase in general and administrative expenses attributable to our Graphics segment. The decrease in marketing, general and administrative expenses attributable to the All Other category was mainly due to the absence of $21 million of expenses incurred in connection with the formation of GF in the first quarter of 2009. The decrease in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to a $35 million decrease in legal expenses, partially offset by a $14 million increase in employee benefit and compensation expense and a $7 million increase in sales and marketing expense. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to a $6 million increase in employee benefit and compensation expense.

We expect marketing expenses for the next two fiscal quarters to increase due to a change in our marketing programs as we transition to these new marketing programs.

Interest Expense

Interest expense of $55 million in the second quarter of 2010 decreased from $108 million in the second quarter of 2009. This decrease was due to $37 million of interest expense incurred by GF in the second quarter of 2009, and as a result of the deconsolidation of GF, this interest expense was not reflected in our results of operations in the second quarter of 2010. In addition, $28 million of this decrease was due to a decrease in the principal amount outstanding under our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) and 6.00% Notes and the redemption of our 7.75% Senior Notes due 2012 (Old Senior Notes) in the fourth quarter of 2009. These factors were partially offset by interest expense of $10 million under our 8.125% Senior Notes due 2017 (8.125% Notes), which were not outstanding in the second quarter of 2009.

Interest expense of $55 million in the second quarter of 2010 was relatively flat as compared to $49 million in the first quarter of 2010.

Interest expense of $104 million in the first six months of 2010 decreased from $205 million in the first six months of 2009. This decrease was due to a $64 million decrease in the principal amount outstanding under our 5.75% Notes and 6.00% Notes and the full redemption of our Old Senior Notes in the fourth quarter of 2009. In addition, GF incurred interest expense of $60 million in the first six months of 2009, and as a result of the deconsolidation of GF, this interest expense was not reflected in our results of operations in the first six months of 2010. These factors were partially offset by interest expense of $21 million under our 8.125% Notes, which were not outstanding in the second quarter of 2009.

Other Income (Expense), Net

Other expense, net in the second quarter of 2010, was $1 million compared to other income, net of $6 million in the second quarter of 2009. During the second quarter of 2010, we recognized a $9 million loss related to foreign exchange rate fluctuations offset by a $7 million gain from the sale of marketable equity securities. In the second quarter of 2009, we recognized a gain of $15 million in connection with the settlement of a liability related to certain foreign currency exchange contracts, and we repurchased an aggregate of $15 million principal amount of our 5.75% Notes, resulting in a gain of approximately $6 million. These gains were partially offset by a $10 million foreign exchange loss.

Other expense, net in the second quarter of 2010, was $1 million compared to other income, net of $304 million in the first quarter of 2010. In the first quarter of 2010, we recognized a non-cash one-time gain related to the deconsolidation of GF of approximately $325 million, offset by a loss of $18 million related to foreign exchange rate fluctuations. During the second quarter of 2010, we recognized a $9 million loss related to foreign exchange rate fluctuations offset by a gain of $7 million from the sale of marketable equity securities.

Other income, net of $303 million in the first six months of 2010, increased from $100 million in the first six months of 2009. In the first six months of 2010, we recognized a non-cash one-time gain related to the deconsolidation of GF of approximately $325 million and a gain of $7 million from the sale of marketable equity securities, offset by a loss of $27 million related to foreign exchange rate fluctuations. During the first six months of 2009, we repurchased $158 million principal amount of our 6.00% Notes, resulting in a gain of approximately $108 million, and we also repurchased $15 million principal amount of our 5.75% Notes, resulting in a gain of approximately $6 million. In addition, we recognized a gain of $15 million in connection with the settlement of a liability related to certain foreign currency exchange contracts and a gain of $28 million on the sale of certain Handheld assets. These gains were partially offset by a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, a $10 million charge related to the AMTC joint venture (described in more detail in the section “Off Balance Sheet Arrangements,” below) and a $20 million foreign exchange loss.

Income Taxes

We recorded an income tax benefit of $5 million in the second quarter of 2010 due to the reversal of $8 million of unrecognized tax benefits offset by foreign taxes in profitable locations. For the six months ended June 26, 2010, we recorded an income tax benefit of $5 million due to research and development tax credit monetization benefits in the United States and the reversal of unrecognized tax benefits, offset by foreign taxes in profitable locations.

In the second quarter of 2009, we recorded an income tax benefit of $10 million that consisted of discrete tax benefits of $7 million and the tax effects of items credited directly to other comprehensive income (OCI) of $10 million, offset by foreign taxes in profitable locations of $7 million. For the six months ended June 27, 2009, we recorded an income tax provision of $106 million primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interests in certain German subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits and the tax effects of items credited directly to OCI.

        As of June 26, 2010, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 26, 2010, in management’s judgment, is not more likely than not to be achieved.

During the second quarter of 2010, the IRS completed its audit of our U.S. Federal tax returns for the years ending 2004 to 2006 inclusive.

Equity in Net Income (Loss) of Investee

The equity in net income (loss) of investee consists primarily of our proportionate share of GF’s losses for the period based on our ownership percentage of GF’s Class A Preferred shares, our portion of the non-cash accretion on GF’s Class B Preferred shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remains on our balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of our ownership interest as a result of the capital infusion into GF by ATIC.

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

As of June 26, 2010, our ownership interest in GF Class A Preferred shares was approximately 79%, and the carrying value of our investment in GF was $148 million. During the second quarter of 2010, pursuant to funding requests from GF in accordance with the Funding Agreement between us, GF and ATIC dated as of March 2, 2009, ATIC contributed a total of $327 million of cash to GF in exchange for GF securities consisting of 79,272 Class A Preferred shares and 317,091 Class B Preferred shares. We did not participate in these fundings. As a result, our ownership interest in GF (on a fully diluted basis) decreased to approximately 28%, and our Class A Preferred share ownership decreased from approximately 83% to approximately 79%, resulting in an aggregate gain on issuance of new GF shares of $6 million. We recorded the gain as part of the equity in net income (loss) of investee line item on our condensed consolidated statement of operations. We cannot currently quantify our maximum exposure to the future losses of GF.

AMD and GF are parties to a Wafer Supply Agreement dated as of March 2, 2009, which, among other things, governs the terms by which we purchase products manufactured by GF, subject to minimum purchase obligations. We currently pay GF for wafers on a cost-plus basis, which we believe represents market price. The wafer supply agreement terminates no later than February 2024. Our total purchases from GF related to wafer manufacturing and research and development activities during the second quarter and six months ended June 26, 2010, amounted to approximately $336 million and $665 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In millions)
Cost of sales	$1	$1	$1	$2	$2
Research and development	11	10	10	21	19
Marketing, general, and administrative	11	9	7	20	18

Total stock-based compensation expense	23	20	18	43	39
Tax benefit	—	—	—	—	—

Stock-based compensation expense, net of tax	$23	$20	$18	$43	$39

Stock-based compensation expenses of $23 million in the second quarter of 2010 increased $5 million as compared to $18 million in the second quarter of 2009. This increase was primarily due to a higher average grant date fair value in the second quarter of 2010 as compared to the second quarter of 2009.

Stock-based compensation expenses of $23 million in the second quarter of 2010 increased $3 million as compared to $20 million in the first quarter of 2010. This increase was primarily due to more employee stock options and restricted stock units being granted in the second quarter of 2010 as part of the annual equity grant cycle as compared to the first quarter of 2010.

Stock-based compensation expenses of $43 million in the first six months of 2010 increased $4 million as compared to $39 million in the first six months of 2009. This increase was primarily due to a higher average grant date fair value in the first six months of 2010 as compared to the first six months of 2009.

International Sales

International sales as a percentage of net revenue were 88% in the second quarter of 2010, 87% in the second quarter of 2009 and 88% in the first quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of June 26, 2010, our cash, cash equivalents and marketable securities were $1.9 billion compared to $2.7 billion as of December 26, 2009, of which $904 million represented GF cash and cash equivalents. Without taking into account the GF financial position, our cash, cash equivalents and marketable securities position improved by $124 million in the first six months of 2010 primarily as a result of cash provided by financing activities of $201 million partially offset by cash used in operating activities of $75 million. See “Financial Condition – Financing Activities” and “Financial Condition – Operating Activities,” below for additional information.

Commencing in the first quarter of 2010, our management started reviewing adjusted free cash flow as a supplemental measure of our performance. For the six months ended June 26, 2010, our adjusted free cash flow was $253 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash used in operating activities for the six months ended June 26, 2010 of $75 million and adding an amount of $407 million, which represents payments made by certain of our distributor customers to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to an accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We adjusted the resulting amount of $332 million by subtracting capital expenditures, which were $79 million for the first six months of 2010.

We have various supplier agreements with the IBM Parties pursuant to which we sold to the IBM Parties invoices of selected distributor customers. Because we do not recognize revenue until our distributors sell our products to their customers, under U.S. GAAP, we classify funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classify these funds as cash flows from financing activities. When a distributor pays the applicable IBM Party, we reduce the distributor’s accounts receivable and the corresponding debt, resulting in a non-cash accounting entry. Because we do not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment is never reflected in our cash flows from operating activities.

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

We believe that cash, cash equivalents and marketable securities balances as of June 26, 2010, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months. We anticipate that aggregate consolidated capital expenditures for the remaining two quarters of 2010 will be approximately $81 million.

On July 26, 2010 we announced the commencement of a cash tender offer for up to $800 million in aggregate principal amount of our outstanding 6.00% Notes. We intend to finance the purchase of the 6.00% Notes tendered in the tender offer with the net proceeds from the August 2010 private offering of $500 million aggregate principal amount of 7.75% senior notes due 2020 and existing cash.

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

Auction Rate Securities

As a result of the uncertainties in the credit markets all of our auction rate securities (ARS) were negatively affected and auctions for these securities have failed to settle on their respective settlement dates. While many of these securities continue to be illiquid, there have been no defaults, and we have received all interest payments as they became due.

As of June 26, 2010, the par value of our ARS was $117 million, with an estimated fair value of $108 million. This amount includes approximately $44 million par value ($39 million fair value) of non-UBS student loan ARS, $37 million par value ($34 million fair value) of municipal and corporate ARS and $36 million par value ($35 million fair value) of UBS student loan ARS. Total ARS, at fair value, represented 6% of our total investment portfolio as of June 26, 2010.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from UBS prior to February 13, 2008. We accepted this offer. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. As of June 26, 2010, these securities are classified as marketable securities. In addition, UBS redeemed at par $25 million and $33 million of these ARS during the second quarter and first six months of 2010, respectively.

During the second quarter of 2010, the issuers tendered $15 million par value of the non-UBS student loan ARS for $14 million. The net carrying amount of these ARS was $13 million and we recorded a gain of approximately $1 million in other income (expense), net. Given these tender activities, and the fact that the secondary market for these securities has become more liquid and with pricing generally similar to our carrying value, we reclassified the remaining holdings of our non-UBS student loan ARS with carrying value of $39 million (par value $44 million) from other assets to marketable securities during the second quarter of 2010. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $75 million in the first six months of 2010. Net income of $214 million was adjusted for non-cash charges consisting primarily of $303 million from the application of the equity method of accounting for our investment in GF, $200 million of depreciation and amortization expense, $43 million of stock-based compensation expense, and $17 million of interest expense related to our 6.00% Notes and 8.125% Notes. These charges were offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, a net gain on sale of marketable securities of $8 million and amortization of foreign grants of $4 million. The net changes in operating assets at June 26, 2010 compared to December 26, 2009 included an increase in accounts receivable of $388 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During the first six months of 2010, the IBM Parties collected approximately $407 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables decreased $19 million. This decrease was primarily due to timing of sales and collections during the first six months of 2010. Excluding the effects of deconsolidation, there was also an increase in accounts payable, accrued liabilities and other of $4 million, primarily due to the timing of interest payments and restructuring payments. Accounts payable to GF decreased by $63 million due to the timing of payments during the first six months of 2010.

Net cash used in operating activities was $535 million in the first six months of 2009. Net loss of $749 million was adjusted for non-cash charges consisting primarily of $562 million of depreciation and amortization expense, $40 million of stock-based compensation expense and $46 million of interest expense, primarily related to GF’s Class A Notes and Class B Notes. These charges were offset by a net gain of $114 million related to our repurchase of an aggregate of $158 million principal amount of our 6.00% Notes for $57 million in cash and $15 million principal amount of our 5.75% Notes for $9 million in cash, a gain of $28 million from the sale of certain Handheld assets and $53 million related to the amortization of foreign grants and allowance income. The net changes in operating assets at June 27, 2009 compared to December 27, 2008 included an increase in accounts receivable of $295 million which includes the non-cash impact of our financing arrangement with the IBM Parties. During the six months ended June 27, 2009, the IBM Parties collected approximately $251 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables increased $44 million primarily due to timing of sales and collections within the first six months of 2009. There was also a decrease in accounts payable and accrued liabilities of $181 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts.

Investing Activities

Net cash used in investing activities was $699 million in the first six months of 2010. The cash flow effect of the deconsolidation of GF was $904 million. In addition, we had a net cash outflow of $79 million for purchases of property, plant and equipment partially offset by a net cash inflow of $241 million from the sale of available-for-sale securities and $25 million from the sale of trading securities.

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

Financing Activities

Net cash provided by financing activities was $201 million in the first six months of 2010 primarily as a result of proceeds of $394 million from our financing arrangements with the IBM Parties, $30 million from a revolving credit facility entered into between our subsidiary, AMD Products (China) Co. Ltd., and China Merchant Bank (AMD China Revolving Credit Line), $11 million of grants from the Canadian government for research and development activities related to our Fusion products and $7 million from the exercise of employee stock options. These amounts were partially offset by payments of $209 million to repurchase $216 million aggregate principal amount of our 6.00% Notes and $30 million to the lender under the AMD China Revolving Credit Line.

Net cash provided by financing activities was $2 billion in the first six months of 2009 primarily as a result of proceeds of $2.1 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.4 billion constituted cash proceeds to GF, proceeds of $254 million from our financing arrangements with the IBM Parties, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to West Coast Hitech. L.P. (WCH) in connection with the closing of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $39 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by payments of $57 million to repurchase $158 million principal amount of our 6.00% Notes and $9 million to repurchase $15 million principal amount of our 5.75% Notes.

During the first six months of 2010 and the first six months of 2009, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of June 26, 2010, and is supplemented by the discussion following the table:

Contractual Obligations

	Payment due by period
	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$—	$485	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	1,580	—	—	—	—	—	1,580
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
AMD China Revolving Credit Line	15	15	—	—	—	—	—
Other long-term liabilities	37	—	17	15	3	1	1
Aggregate interest obligation (2)	925	82	163	154	135	135	256
Capital lease obligations (3)	39	3	5	6	6	6	13
Operating leases	183	27	30	25	22	20	59
Purchase obligations (4)	449	341	55	38	15	—	—

Total contractual obligations(5)	$4,213	$468	$270	$723	$181	$162	$2,409

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.
(3)	Includes principal and imputed interest.

(4)	We have purchase obligations for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. This amount does not include estimates of future obligations beyond 2013 or our future obligations to GF under the wafer supply agreement, which we expect will continue to be material. See “Purchase Obligations,” below.
(5)	Does not include $500 million of 7.75% Senior Notes due 2020 that we issued on August 4, 2010 or the impact of the cash tender offer we commenced on July 26, 2010 for up to $800 million of our 6.00% Notes, which we expect to close on August 20, 2010.

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

In 2009, we repurchased $1,015 million in aggregate principal amount of our outstanding 5.75% Notes for $1,002 million in cash. As of June 26, 2010, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

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

In 2008 and 2009, we repurchased $60 million and $344 million, respectively in principal amount of our 6.00% Notes for $21 million and $161 million, respectively. In the first six months of 2010, we repurchased $216 million in aggregate principal amount of our 6.00% Notes for $209 million. As of June 26, 2010, the remaining outstanding aggregate principal amount of our 6.00% Notes was $1,580 million.

On July 26, 2010 we announced the commencement of a cash tender offer for up to $800 million in aggregate principal amount of our outstanding 6.00% Notes. We intend to finance the purchase of the 6.00% Notes tendered in the tender offer with the net proceeds from the August 2010 private offering of $500 million aggregate principal amount of 7.75% senior notes due 2020 and existing cash.

        The tender offer will expire at 12:00 midnight, New York City time, on August 20, 2010, unless extended or earlier terminated by us. Holders who validly tender, and do not validly withdraw, their 6.00% Notes on or prior to the expiration date will be entitled to receive $1,000 for each $1,000 principal amount of 6.00% Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the 6.00% Notes accepted for payment. Tenders of 6.00% Notes must be made on or prior to the expiration date, and 6.00% Notes may be withdrawn at any time on or prior to the expiration date.

To the extent that acceptances of all validly tendered notes would require us to purchase more than $800 million in aggregate principal amount of 6.00% Notes in connection with the tender offer, we will allocate acceptances on a pro rata basis among the tendering holders. The tender offer is contingent upon the satisfaction of certain conditions. Full details of the terms and conditions of the tender offer are included in the Offer to Purchase, dated July 26, 2010, and our Schedule TO which have been filed with the Securities and Exchange Commission.

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

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of 8.125% Notes at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and will be amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before December 15, 2012, we can redeem up to 35% of the aggregate principal amount of the 8.125% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to not greater than 108.125% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to December 15, 2013, we may redeem some or all of the 8.125% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 8.125% Indenture).

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
and On December 15, 2015 thereafter	100.000%

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

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of 7.75% Senior Notes due 2020 (the 7.75% Notes). The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as trustee. We intend to use the net proceeds from this offering of approximately $490 million, along with existing cash, to purchase up to $800 million of our 6.00% Notes validly tendered pursuant to our tender offer for such notes, as described above.

At any time (which may be more than once) before August 1, 2013, we can redeem up to 35% of the aggregate principal amount of the 7.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to not greater than 107.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 1, 2015, we may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.75% Indenture).

From August 1, 2015, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
and on August 1, 2018 thereafter	100.000%

Holders have the right to require us to repurchase all or a portion of our 7.75% Notes in the event that we undergo a change of control, as defined in the 7.75% Indenture at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.75% Indenture) may result in the acceleration of the maturity of the 7.75% Notes.

The 7.75% Indenture contains certain covenants that limit, among other things, our ability and the ability of our subsidiaries, from:

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

We may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

The agreements governing our 5.75% Notes, 6.00% Notes, 8.125% Notes and 7.75% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $20 million related to employee benefit obligations and $17 million of payments due under certain software and technology licenses that will be paid through 2013 and 2015, respectively.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which as of June 26, 2010, primarily consisted of $21 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Other long-term liabilities also exclude $94 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at June 26, 2010. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $3 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of June 26, 2010, we had aggregate outstanding capital lease obligations of $31 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. Certain manufacturing and office equipment is leased for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of June 26, 2010 were $183 million, of which $20 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Total non-cancelable purchase obligations as of June 26, 2010 were $449 million for periods through 2013. These purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. However, this amount does not include our purchase obligations to GF under the wafer supply agreement. We are not able to meaningfully quantify or estimate our purchase obligations beyond 2013. We currently estimate that we will pay GF approximately $1.5 billion through the end of the second quarter of 2011 for wafer purchases and reimbursement for research and development under the wafer supply agreement. This estimate is based on current demand expectations which can change. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond the next twelve months, but we expect that our future purchases from GF will continue to be material.

Receivable Financing Arrangement

The contractual obligations table above excludes the amounts we received in connection with our accounts receivable financing arrangement with the IBM Parties because we are not required to make cash payments pursuant to the terms of the arrangement. For the first six months of 2010, we received proceeds of approximately $394 million from the IBM Parties, and the IBM Parties collected approximately $407 million from our distributor customers participating in the program. As of June 26, 2010, $143 million was outstanding under these agreements governing the accounts receivable financing arrangement. This amount appears in “Other short-term obligations” on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on our Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, we also amended the terms of the related guarantee agreement such that AMD and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us for the full amount of such payments. As of June 26, 2010, the total amount outstanding under the Fab 36 Term Loan was $321 million, and the rate of interest on the loan was 2.3%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of June 26, 2010, we were in compliance with our covenants under the guarantee agreement.

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

In January 2010, we signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, our limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan and the AMTC revolving credit facility along with related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. Pursuant to the amended AMTC rental contract guarantee, we, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. Our portion of the guarantee corresponds with our exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify us under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of June 26, 2010, the joint and several guarantee of the rental obligation was $8 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that we and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. As of June 26, 2010, the amount outstanding under this loan was $43 million and the joint and several guarantee obligations were $22 million.

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

As of June 26, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 19, 2009, Samsung filed a motion for partial summary judgment, arguing that one of the seven patents asserted by AMD was invalid. On June 24, 2009 the Court denied Samsung’s motion for partial summary judgment. The Court issued its claims construction order on September 17, 2009. On April 2, 2010, Samsung filed a second motion for partial summary judgment, arguing that one of the seven patents asserted by AMD was not infringed. On April 6, 2010, the Court granted Samsung’s motion to voluntarily dismiss its claims as to one of its patents, reducing the number of Samsung patents in suit from six to five. On April 21, 2010, AMD filed a motion for partial summary judgment, arguing that two of Samsung’s remaining five patents were not infringed. On June 8, 2010, AMD filed a second motion for partial summary judgment, arguing that another of Samsung’s remaining five patents was not infringed. On July 1, 2010, Samsung filed a third motion for partial summary judgment, arguing that one of AMD’s patents was not infringed. AMD’s opposition brief was filed on July 23, 2010. The scheduled trial date is January 24, 2011.

OPTi v. AMD.

OPTi v. AMD et al.

Settlement of these litigation matters was finalized, and the lawsuits have been dismissed.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 .

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel leverages its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering satisfactory graphics performance for most mainstream PCs. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, computer systems with our AMD Fusion products, codenamed “Ontario” and “Llano,” are expected to be available in the market in 2011. Platforms embodying these new Fusion accelerated processing units will embody a new processor architecture which integrates the CPU and GPU on a single die. If we fail to or are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

We rely on GF to manufacture some of our products, and if GF is unable to manufacture our products on a timely basis and on competitive process technologies or to meet our capacity requirements, our business could be materially adversely affected.

We rely on GF to manufacture some of our products. If GF is unable to remain competitive using advanced process technologies or is unable to manufacture our products on a timely basis or meet our capacity requirements, our business could be materially adversely affected. For example, GF will manufacture certain of our Fusion products using 32 nanometer process technology. GF has experienced delays in transitioning to 32 nanometer process technology, which will delay the introduction of certain Fusion products. If GF continues to experience delays or difficulties transitioning to 32 nanometer process technology, our business could be materially adversely affected. If we are unable to obtain sufficient supply from GF, we would have to move production of our products to new manufacturers, which could result in significant delays. In January 2010, GF announced that it is integrating operations with Chartered. With Chartered, GF significantly expanded its customer base to over 150 customers. Although GF manufacturing capacity also increased, the integration process and the increased customer base could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

Moreover, if GF suffers any damage to its facilities, is unable to secure necessary raw materials from its suppliers, loses benefits under its material agreements such as its joint development agreement with IBM, is unable to obtain funding from ATIC under the Funding Agreement or otherwise, experiences power outages, lacks sufficient capacity to manufacture our products, encounters financial difficulties or suffers any other disruption or reduction in efficiency of foundry capacity, we may encounter supply delays or disruptions, which could materially adversely impact our business.

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

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. GF and other third-party foundries are responsible for the process technologies used to manufacture our products. We cannot be certain that GF or other third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, GF will manufacture certain of our Fusion products using 32 nanometer process technology. GF has experienced delays in transitioning to 32 nanometer process technology, which will delay the introduction of certain Fusion products. If GF continues to experience delays or difficulties transitioning to 32 nanometer process technology, our business could be materially adversely affected. Moreover, if GF continues to experience manufacturing inefficiencies or other third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our relationships with our customers and reputation and materially adversely affect our financial results.

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

In addition to relying on GF to manufacture our microprocessor products, we currently rely on other independent foundries. We also rely on third-party manufacturers to manufacture our high end graphics boards. Independent contractors perform the assembly, testing and packaging of these products. In some cases, we do not have long-term commitment contracts with some of our independent contractors. We obtain these manufacturing services for our graphics and chipset products on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. For example, we have experienced constrained wafer foundry capacity for our latest generation graphics products that we introduced in the second half of 2009 and the first half of 2010. If we continue to experience supply constraints, we may be required to allocate these products among our customers. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Other risks associated with our dependence on third-party manufacturers, include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, exposure to foreign operations, limited ability to manage inventory and parts, and exposure to political and economic uncertainties of foreign countries. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics business may be adversely affected and this could materially affect our business.

It is important to have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Since it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or manufacturing partners, which could have a material adverse effect on our business.

The recent instability of the financial markets may adversely impact our business and operating results.

The recent economic crisis resulted in a tightening in the credit markets, lower levels of liquidity and increased volatility in credit, equity and fixed income markets. There is continued concern over the instability of the financial markets and their influence on the global economy. As a result, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. The instability of the financial markets and their influence on the global economy may adversely impact our business and operating results.

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

Our debt and capital lease obligations as of June 26, 2010 were $2.6 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $143 million related to our accounts receivable financing arrangement with the IBM Parties, which is not a cash obligation. On August 4, 2010, we issued $500 million aggregate principal amount of 7.75% Notes. We intend to use the net proceeds of this offering to purchase up to $800 million of our 6.00% Notes pursuant to our tender offer for the 6.00% Notes that we launched on July 26, 2010.

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

The indentures governing our 8.125% Notes and 7.75% Notes contain various covenants which limit our ability to:

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

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 8.125% Notes, 5.75% Notes and 6.00% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 8.125% Notes, 5.75% Notes or 6.00% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of June 26, 2010, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes and 6.00% Notes was $2.6 billion. On August 4, 2010, we issued $500 million aggregate principal amount of 7.75% Notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 51% of our net revenue in the second fiscal quarter of 2010. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. During the second fiscal quarter of 2010, five customers accounted for approximately 57% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 50% of the net revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

The global economic crisis has also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and notebook PCs and servers. In 2009 and 2008, a significant portion of our Computing Solutions revenue was related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently affecting us and may materially adversely affect us in the future. As a result of macroeconomic challenges that recently affected the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand has stabilized beginning in the second half of 2009, end-customers continue to demand value-priced products and spending by enterprises, despite some positive signals, has not rebounded to pre-recession levels. In addition, form factors have steadily shifted from desktop PCs to notebook PCs over the past three years, and we expect that this trajectory will continue.

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

Typically, after a product is introduced, costs and the average selling price normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. As a result of the credit market crisis and other macroeconomic challenges that affected the global economy, end user demand for PCs and servers decreased significantly. Although end-user PC demand has stabilized beginning in the second half of 2009, consumers are focusing more on the price of PCs as a key factor in their buying decision. In turn, OEMs have applied pressure on semiconductor suppliers to reduce component prices, which has materially adversely affected the average selling price.

We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. For example, Intel is transitioning to 32 nanometer process technology before us. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Moreover, in order to stay competitive during challenging economic times, our competitors may heavily discount the selling price of their products. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

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

For example, GF manufacturing of our microprocessor products is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We also depend on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Macroeconomic challenges, such as those that recently affected the global economy may impact our key suppliers who may reduce their output and become insolvent which may adversely impact our ability to procure key materials. If we are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

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

As of June 26, 2010, the par value of all our auction rate securities, or ARS, was $117 million with an estimated fair value of $108 million. As of June 26, 2010, our investments in ARS included estimated fair values of approximately $39 million of student loan ARS and $34 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2025 to 2050 for our ARS). Although we have had some limited redemptions since the failed auctions began, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

As of June 26, 2010, we owned $36 million par value of ARS that we purchased from UBS prior to February 13, 2008. From June 30, 2010 through July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. During the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS cannot satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these ARS.

Our operations in foreign countries are subject to political and economic risks and our worldwide operations are subject to natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on GF for our wafer fabrication capacity for microprocessors. Currently, GF manufactures our products in facilities that are located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 88% for the second quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Silicon Valley operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

Worldwide economic conditions may adversely affect demand for our products. In 2008, the global economic crisis resulted in a tightening in the credit markets, lower levels of liquidity and increased volatility in credit, equity and fixed income markets. Similarly, the recent financial crisis developing in the European Union could adversely impact our sales and supply chain. The instability of the global economy may cause our customers to postpone purchases and may adversely impact our business and operating results.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Recently, there has been a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo (DRC). There is new US legislation that includes disclosure requirements for those manufacturers who use “conflict” minerals mined from the DRC and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products.

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

ITEM 5.	OTHER IINFORMATION

In a Report on Form 8-K dated May 14, 2010, we reported that the Compensation Committee approved a decrease of the Annual Incentive Plan target for Mr. Robert Rivet from 175% to 150% of his base salary for the second half of fiscal 2010. This decrease in fact was approved for all of fiscal 2010.

ITEM 6.	EXHIBITS

10.1	Form of Stock Option Agreement for AMD’s US Senior Vice Presidents and Above (2004 Equity Incentive Plan)

10.2	Form of Stock Option Agreement for AMD’s Non-US Senior Vice Presidents and Above (2004 Equity Incentive Plan)

10.3	Form of Restricted Stock Unit Agreement for AMD’s US Senior Vice Presidents and Above (2004 Equity Incentive Plan)

10.4	Form of Restricted Stock Unit Agreement for AMD’s Non-US Senior Vice Presidents and Above (2004 Equity Incentive Plan)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 4, 2010	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as the principal accounting officer