Form 10-Q
period 2010-09-25
ADVANCED MICRO DEVICES INC
filed 2010-11-03
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of October 25, 2010: 681,762,518

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions, except per share amounts)
Net revenue	$1,618	$1,396	$4,845	$3,757
Cost of sales	879	811	2,627	2,220

Gross margin	739	585	2,218	1,537
Research and development	359	420	1,053	1,289
Marketing, general and administrative	236	221	684	755
Amortization of acquired intangible assets	16	17	50	52
Restructuring charges (reversals)	—	4	(4)	65

Operating income (loss)	128	(77)	435	(624)
Interest income	3	4	9	13
Interest expense	(56)	(114)	(160)	(319)
Other income (expense), net	(6)	47	297	147

Income (loss) before income taxes	69	(140)	581	(783)
Provision (benefit) for income taxes	1	(5)	(4)	101
Equity in net loss of investee	(186)	—	(489)	—

Net income (loss)	$(118)	$(135)	$96	$(884)
Net loss attributable to noncontrolling interest	—	29	—	60
Class B preferred accretion	—	(22)	—	(50)

Net income (loss) attributable to AMD common stockholders	$(118)	$(128)	$96	$(874)

Net income (loss) attributable to AMD common stockholders per share
Basic	$(0.17)	$(0.18)	$0.13	$(1.32)
Diluted	$(0.17)	$(0.18)	$0.13	$(1.32)
Shares used in per share calculation:
Basic	713	694	710	662
Diluted	713	694	732	662

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	September 25, 2010	December 26, 2009*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$620	$1,657
Marketable securities	1,106	1,019

Total cash and cash equivalents and marketable securities	1,726	2,676
Accounts receivable, net	765	745
Inventories, net	622	567
Deferred income taxes	—	9
Prepaid expenses and other current assets	99	278

Total current assets	3,212	4,275
Property, plant and equipment, net	723	3,809
Acquisition related intangible assets, net	48	98
Goodwill	323	323
Other assets	289	573

Total assets	$4,595	$9,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464	$647
Accounts payable to GLOBALFOUNDRIES	216	—
Accrued liabilities	601	795
Deferred income on shipments to distributors	151	138
Other short-term obligations	209	171
Current portion of long-term debt and capital lease obligations	3	308
Other current liabilities	21	151

Total current liabilities	1,665	2,210
Deferred income taxes	—	197
Long-term debt and capital lease obligations, less current portion	2,185	4,252
Other long-term liabilities	102	695
Noncontrolling interest	—	1,076
Accumulated loss in excess of investment in GLOBALFOUNDRIES	29	—
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 25, 2010 and December 26, 2009; shares issued: 689 on September 25, 2010 and 679 on December 26, 2009; shares outstanding: 681 on September 25, 2010 and 671 on December 26, 2009.	7	7
Capital in excess of par value	6,540	6,524
Treasury stock, at cost (8 shares on September 25, 2010 and December 26, 2009)	(102)	(98)
Retained deficit	(5,843)	(5,939)
Accumulated other comprehensive income	12	154

Total stockholders’ equity	614	648

Total liabilities and stockholders’ equity	$4,595	$9,078

*	Amounts as of December 26, 2009 were derived from the December 26, 2009 audited financial statements.

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$96	$(884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net loss of investee	489	—
Gain on deconsolidation of GLOBALFOUNDRIES	(325)	—
Depreciation and amortization	294	844
(Benefit) provision for deferred income taxes	(2)	142
Net loss (gain) on debt redemption	24	(180)
Gain on sale of certain Handheld assets	—	(28)
Amortization of foreign grant and allowance income	(9)	(78)
Net loss on sale/disposal of property, plant and equipment	—	12
Compensation recognized under employee stock plans	65	57
Non-cash interest expense	25	82
Other than temporary impairment on marketable securities	—	3
Net gain on sale of marketable securities	(8)	(1)
Other	(2)	29
Changes in operating assets and liabilities (excludes the effects of deconsolidation):
Accounts receivable	(673)	(611)
Inventories	(134)	141
Prepaid expenses and other current assets	14	(29)
Other assets	13	(15)
Income taxes payable	3	(19)
Accounts payables, accrued liabilities and other	(135)	(142)
Accounts payables to GLOBALFOUNDRIES	66	—

Net cash used in operating activities	(199)	(677)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,315)	(689)
Purchases of property, plant and equipment	(110)	(293)
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	(904)	—
Proceeds on sale of certain Handheld assets	—	58
Proceeds from sale and maturity of available-for-sale securities	1,216	195
Proceeds from sale of trading securities	69	8
Proceeds from sale of property, plant and equipment	1	1
Other	23	4

Net cash used in investing activities	(1,020)	(716)

Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	—	1,091
Proceeds from issuance of preferred securities of GLOBALFOUNDRIES	—	1,269
Proceeds from borrowings, net of issuance costs	1,223	399
Proceeds from issuance of AMD common stock	9	125
Proceeds from foreign grants and allowances	11	40
Repurchase of noncontrolling interest	—	(158)
Repayments of debt and capital lease obligations	(1,058)	(359)
Payment on return of noncontrolling interest contributions	—	(67)
Payments under silent partner obligation	—	(32)
Other	(3)	(1)

Net cash provided by financing activities	182	2,307

Net increase (decrease) in cash and cash equivalents	(1,037)	914

Cash and cash equivalents at beginning of period	1,657	933

Cash and cash equivalents at end of period	$620	$1,847

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 25, 2010 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 25, 2010 and September 25, 2009 each consisted of 13 and 39 weeks, respectively.

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

NOTE 2. GLOBALFOUNDRIES

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of fiscal 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. In December 2009, the Company agreed to irrevocably waive rights under the GF Shareholders Agreement with respect to certain matters that require unanimous GF board approval. The Company evaluated whether these governance changes would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it now only has protective rights relative to the operations of GF, the Company concluded that the other investor in GF, Advanced Technology Investment Company LLC (ATIC), is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF and started accounting for its ownership interest in GF under the equity method of accounting. Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. During the first quarter of 2010, the Company completed a valuation analysis to determine the initial fair value of its investment in GF. In determining the fair value, the Company used a combination of the income approach and the market approach.

The income approach included the following inputs and assumptions:

•	An expectation regarding the growth of GF revenues at a compounded average growth rate;

•	A perpetual long-term growth rate; and

•	A discount rate that was based on the estimated weighted average cost of capital of GF.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Each approach resulted in a business enterprise value that was comparable. The Company equally weighed the business enterprise value of GF provided by each method. Based on the results of this valuation, the Company determined the deconsolidation date fair value of its investment in GF to be $454 million. The Company recognized approximately $325 million, which is the difference between the fair value as of the deconsolidation date and the net carrying value of its investment, as a non-cash gain in other income (expense), net, in the first quarter of 2010 and nine months ended September 25, 2010.

Equity in Net Loss of Investee

The equity in net loss of investee primarily consists of the Company’s proportionate share of GF’s losses for the period based on the Company’s ownership percentage of GF’s Class A Preferred shares, the Company’s portion of the non-cash accretion on GF’s Class B Preferred shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remains on the Company’s condensed consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of the Company’s ownership interest as a result of the capital infusion into GF by ATIC.

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

Summarized financial information for GF is as follows:

Statement of Operations	Quarter Ended September 25, 2010	Nine Months Ended September 25, 2010
	(In millions)
Revenue	$910	$2,542
Gross profit	$237	$618
Loss from continuing operations before income taxes	$(85)	$(210)
Net loss	$(75)	$(182)
Non-controlling interest	$(129)	$(251)
Net income loss attributable to Class A Preferred shareholders	$(204)	$(433)

During the third quarter of 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between the Company, GF and ATIC dated as of March 2, 2009, ATIC contributed $100 million of cash to GF in exchange for GF securities consisting of 24,242 Class A Preferred shares and 96,969 Class B Preferred shares. The Company did not participate in this funding. As a result, its ownership interest in GF’s Class A Preferred shares decreased from approximately 79% to approximately 77%, resulting in a gain on issuance of new GF shares of $5 million, which was recorded as part of the equity in net loss of investee line item on the condensed consolidated statement of operations.

During the nine months ended September 25, 2010, ATIC contributed a total of $427 million of cash to GF in exchange for GF securities consisting of 103,514 Class A Preferred shares and 414,059 Class B Preferred shares. The Company did not participate in these fundings. During this period, as a result of the dilution of the Company’s ownership interest in GF, the Company recorded an aggregate gain on the issuance of new GF shares of $11 million, which was recorded as part of the equity in net loss of investee line item on the condensed consolidated statement of operations.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

If there is further dilution in the Company’s ownership interest in GF in subsequent periods, the Company will record a gain or loss on such changes, the measurement of which will depend on the fair value of GF’s Class A Preferred shares.

As of September 25, 2010, the Company’s investment in GF is reflected as a liability in the condensed consolidated balance sheet with a balance of $29 million. This amount primarily reflects the accumulated loss that the Company has recognized in excess of the value of its investment in GF since the Company began accounting for GF under the equity method of accounting at the beginning of the fiscal 2010. Based on the current structure of the Company’s wafer supply agreement, its guarantee of certain GF indebtedness, its ownership interest in GF and governance relationship with GF, the Company concluded that it is required to continue to record its share of the equity loss in excess of the carrying amount of its investment balance. The Company cannot currently quantify its maximum exposure to future losses of GF.

Under the Funding Agreement, the Company has the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to its interest in the fully converted ordinary shares of GF. To the extent the Company chooses not to participate in an equity financing of GF, ATIC is obligated to purchase its share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

Following the deconsolidation, GF became a related party of the Company. The Company and GF are parties to a wafer supply agreement, which, among other things, governs the terms by which the Company purchases products manufactured by GF, subject to minimum purchase obligations. The Company currently pays GF for wafers on a cost-plus basis, which it believes represents market price. The wafer supply agreement terminates no later than February 2024. The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the third quarter and the nine months ended September 25, 2010, amounted to approximately $330 million and $995 million, respectively.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3: Supplemental Balance Sheet Information

Accounts Receivable

	September 25, 2010	December 26, 2009
	(In millions)
Accounts receivable	$769	$752
Allowance for doubtful accounts	(4)	(7)

Total accounts receivable, net	$765	$745

Inventories

	September 25, 2010	December 26, 2009
	(In millions)
Raw materials	$29	$34
Work in process	397	359
Finished goods	196	174

Total inventories, net	$622	$567

Property, Plant and Equipment

	September 25, 2010	December 26, 2009
	(In millions)
Land and land improvements	$31	$58
Buildings and leasehold improvements	531	2,015
Equipment	1,492	5,023
Construction in progress	26	399

	2,080	7,495
Accumulated depreciation	(1,357)	(3,686)

Total property, plant and equipment, net	$723	$3,809

Accrued Liabilities

	September 25, 2010	December 26, 2009
	(In millions)
Accrued compensation and benefits	$153	$179
Marketing program and advertising expenses	213	180
Software technology and licenses payable	42	75
Interest payable	39	43
Other	154	318

Total accrued liabilities	$601	$795

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Noncontrolling Interest

(In millions)
Balance as of December 26, 2009	$1,076
Deconsolidation of GF	(1,076)

Balance as of September 25, 2010	$—

NOTE 4. Net Income (Loss) Attributable to AMD Common Stockholders Per Share

Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding and shares issuable upon exercise of warrants issued by the Company to West Coast Hitech L.P. in connection with the GF transaction. The warrants became exercisable for a nominal consideration upon the July 24, 2009 public ground-breaking of the GF manufacturing facility in New York. Accordingly, the 35 million shares of AMD common stock issuable upon the exercise of the warrants have been included in the weighted-average basic per share computations from that date forward.

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

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) attributable to AMD common stockholders	$(118)	$(128)	$96	$(874)

Denominator - weighted average shares
Denominator for basic net income attributable to AMD common stockholders per share	713	694	710	662
Effect of dilutive potential common shares:
Employee stock options and awards	—	—	22	—

Denominator for diluted net income (loss) attributable to AMD common stockholders per share	713	694	732	662

Net income (loss) attributable to AMD common stockholders per common share:
Basic	$(0.17)	$(0.18)	$0.13	$(1.32)
Diluted	$(0.17)	$(0.18)	$0.13	$(1.32)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 65 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million were not included in the net income (loss) attributable to AMD common stockholders per share calculation for the third quarter ended September 25, 2010 because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 21 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net income (loss) attributable to AMD common stockholders per share calculation for the nine months ended September 25, 2010 because their inclusion would have been anti-dilutive.

Potential common shares (i) from outstanding equity incentive awards totaling approximately 64 million, and (ii) issuable under the Company’s 5.75% Notes totaling 75 million were not included in the net loss attributable to AMD common stockholders per share calculation for the third quarter and nine months ended September 26, 2009 because their inclusion would have been anti-dilutive.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Comprehensive Loss

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Net income (loss) attributable to AMD common stockholders	$(118)	$(128)	$96	$(874)
Net change in unrealized gains (losses) on available-for-sale securities	(4)	2	(9)	8
Net change in unrealized gains on cash flow hedges	10	8	9	17
Net change in minimum pension liability	—	—	—	4
Cumulative translation adjustments	(1)	—	(142)	—

Other comprehensive income (loss)	5	10	(142)	29

Total comprehensive loss	$(113)	$(118)	$(46)	$(845)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of September 25, 2010 and December 26, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
September 25, 2010
Classified as cash equivalents:
Money market funds	$447	$—	$—	$447
Commercial paper	26	—	—	26

Total classified as cash equivalents	$473	$—	$—	$473

Classified as marketable securities:
Commercial paper	$866	$—	$—	$866
Time deposits	160	—	—	160
Equity securities	12	4	—	16
Auction rate securities	64	—	—	64

Total classified as marketable securities	$1,102	$4	$—	$1,106

Classified as other assets:
Money market funds	$29	$—	$—	$29
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$31	$—	$—	$31

Classified as prepaid expenses and other current assets - Equity securities	$3	$1	$—	$4

December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$—	$—	$1,081
Time deposits	348	—	—	348
Commercial paper	31	—	—	31

Total classified as cash equivalents	$1,460	$—	$—	$1,460

Classified as marketable securities:
Commercial paper	$789	$—	$—	$789
Time deposits	100	—	—	100
Equity securities	23	6	—	29
Auction rate securities	31	3	—	34

Total classified as marketable securities	$943	$9	$—	$952

Classified as other assets:
Auction rate securities	$53	$5	$—	$58
Money market funds	44	—	—	44
Commercial paper	1	—	—	1
Equity securities	1	—	—	1

Total classified as other assets	$99	$5	$—	$104

Classified as prepaid expenses and other current assets - Equity securities	$3	$1	$—	$4

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At September 25, 2010 and December 26, 2009, the Company had approximately $30 million and $45 million, respectively, of available-for-sale investment in money market funds and commercial paper used as collateral for long-term workers’ compensation, leased buildings and letter of credit deposits, which was included in other assets on the Company’s condensed consolidated balance sheets. The December 26, 2009 balance included $15 million of collateral for foreign exchange hedging activities. The Company is restricted from accessing these deposits.

All contractual maturities of the Company’s available-for-sale marketable debt securities at September 25, 2010 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2030 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. During the second quarter of 2010, the issuers tendered $15 million par value of non-UBS student loan ARS with a net carrying amount of $13 million for $14 million. Given these tender activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to the Company’s carrying value, the Company reclassified the remaining holdings of its non-UBS student loan ARS from other assets to marketable securities during the second quarter of 2010. During the third quarter of 2010, the issuers tendered $7 million par value of corporate and municipal ARS for $6 million. The net carrying amount of these ARS was $6 million. The carrying value of the Company’s remaining ARS holdings as of September 25, 2010 was $64 million (par value $73 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

The Company realized a gain on available-for-sale securities of $8 million during the nine months ended September 25, 2010. The Company realized net gains of $1 million from the sale of available-for-sale securities during the nine months ended September 26, 2009. The Company did not sell any available-for-sale securities during the quarter ended September 26, 2009 and sold an immaterial amount during the quarter ended September 25, 2010.

In addition to the ARS included in the table above, the Company also had trading securities, consisting of ARS subject to a UBS put option, with carrying values of $67 million (par value $69 million) included in marketable securities as of December 26, 2009. UBS redeemed at par $36 million and $69 million of these ARS during the third quarter and nine months ended September 25, 2010, respectively. As of September 25, 2010, all of the Company’s UBS ARS have been redeemed.

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
	(In millions)
September 25, 2010
Assets
Classified as cash equivalents:
Money market funds	$447	$447	$—	$—
Commercial paper	26	—	26	—

Total classified as cash equivalents	$473	$447	$26	$—

Classified as marketable securities:
Commercial paper	$866	$—	$866	$—
Time deposits	160	—	160	—
Equity securities	16	16	—	—
Auction rate securities	64	—	—	64

Total classified as marketable securities	$1,106	$16	$1,026	$64

Classified as other assets:
Money market funds	$29	$29	$—	$—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—

Total classified as other assets	$31	$30	$1	$—

Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
Foreign currency derivative contracts	9	—	9	—

Total classified as prepaid expenses and other current assets	$13	$4	$9	$—

Total assets measured at fair value	$1,623	$497	$1,062	$64

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 26, 2009
Assets
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

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of September 25, 2010 and December 26, 2009, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS decreased by $7 million as of September 25, 2010 when compared with the fair value as of December 26, 2009, which the Company included in other comprehensive loss.

In October 2008, UBS offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. From June 30, 2010 through July 2, 2012, the Company had the right, but not the obligation, to sell, at par, these ARS to UBS. The Company had elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option is marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded a loss of $1 million and $2 million, respectively, during the third quarter and nine months ended September 25, 2010 to reflect the change in fair value of the UBS put option. The Company recorded losses of $3 million and $9 million during the third quarter and nine months ended September 26, 2009, respectively, to reflect the change in fair value of the UBS put option. The UBS put option became exercisable on June 30, 2010, however UBS redeemed all its ARS without the Company exercising the option. As of September 25, 2010, the Company did not own any UBS ARS, and therefore the put option had no value.

During the third quarter of 2010, UBS ARS trading securities with a carrying value of $35 million were redeemed at $36 million par value, resulting in a $1 million gain. For the nine months ended September 25, 2010, the Company recorded a $2 million gain on these securities. For the third quarter and nine months ended September 26, 2009, the Company recorded gains of $3 million and $9 million, respectively, to reflect the change in the fair value of its UBS ARS trading securities.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Quarter Ended
	September 25, 2010		September 26, 2009
	Auction	UBS	Auction	UBS
	Rate Securities	Put Option	Rate Securities	Put Option
	(In millions)
Beginning balance	$108	$1	$167	$5
Redemption at par	(43)	—	(8)	—
Gain (loss) included in net income	2	(1)	3	(3)
Change in fair value included in other comprehensive income (loss)	(3)	—	2	—

Ending balance	$64	$—	$164	$2

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Nine Months Ended
	September 25, 2010		September 26, 2009
	Auction	UBS	Auction	UBS
	Rate Securities	Put Option	Rate Securities	Put Option
	(In millions)
Beginning balance	$159	$2	$160	$11
Redemption at par	(91)	—	(13)	—
Gain (loss) included in net income	3	(2)	9	(9)
Change in fair value included in other comprehensive income (loss)	(7)	—	8	—

Ending balance	$64	$—	$164	$2

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	September 25, 2010		December 26, 2009
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,158	$2,288	$4,303	$4,046

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 7. Income Taxes

The Company recorded an income tax provision of $1 million in the third quarter of 2010 and an income tax benefit of $5 million in the third quarter of 2009. For the nine months ended September 25, 2010, the Company recorded an income tax benefit of $4 million. For the nine months ended September 26, 2009, the Company recorded an income tax provision of $101 million.

In the third quarter of 2010, the income tax provision of $1 million was due to foreign taxes in profitable locations of $3 million offset by a discrete tax benefit of $2 million for an alternative minimum tax (AMT) net operating loss carryback in the U.S. The income tax benefit of $5 million for the third quarter of 2009 consisted of foreign taxes in profitable locations of $20 million, offset by discrete tax benefits of $18 million and the tax effects of items credited directly to other comprehensive income (OCI) of $7 million. The income tax benefit of $4 million recorded in the first nine months of 2010 was due to research and development tax credit monetization benefits, a tax benefit for an AMT net operating loss carryback in the U.S., and the reversal of unrecognized tax benefits, partially offset by foreign taxes in profitable locations. The income tax provision of $101 million recorded in the first nine months of 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of the Company’s ownership interests in its German subsidiaries to GF and foreign taxes in profitable locations, offset by discrete tax benefits and the tax effects of items credited directly to OCI.

As of September 25, 2010, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 25, 2010, in management’s judgment, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $48 million during the quarter ended September 25, 2010 primarily as a result of audit resolutions in foreign jurisdictions. The total gross unrecognized tax benefits as of September 25, 2010 were approximately $76 million. As a result, the Company has recognized $38 million of long-term deferred tax assets, previously under a valuation allowance, with $50 million of liabilities for unrecognized tax benefits as of September 25, 2010. The net impact of the unrecognized tax benefits on the effective tax rate was an increase of $3 million in the third quarter of 2010.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the 12 months beginning September 26, 2010, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $46 million as a result of decisions by foreign tax authorities and potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure on open audits are highly uncertain.

During the second quarter of 2010, the IRS completed the audit of the Company’s U.S Federal tax returns for 2004 to 2006, inclusive.

NOTE 8. Debt

6.00% Convertible Senior Notes due 2015

On August 23, 2010, the Company repurchased $800 million in aggregate principal amount of its 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes) at par value. The Company paid a total of $817 million in cash, which included payment of accrued interest and fees of $17 million. The Company financed the purchase of the 6.00% Notes with the net proceeds of $490 million from the issuance and sale of its 7.75% Senior Notes due 2020 (the 7.75% Notes) and existing cash of $327 million.

In addition to the above, the Company also repurchased $216 million in 2010 ($10 million in the first quarter of 2010 and $206 million in the second quarter of 2010) in aggregate principal amount of its 6.00% Notes in open market transactions for approximately $209 million.

The Company’s accounting for its 6.00% Notes reflects the guidance on accounting for convertible debt that may be fully or partially settled in cash upon conversion. The proceeds used for the repurchase of the 6.00% Notes were allocated between the liability and equity components in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the repurchase dates of the 6.00% Notes. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s condensed consolidated balance sheet.

For the repurchase of its 6.00% Notes in the first nine months of 2010, the Company allocated $57 million of the $1,011 million aggregate cash payment to the equity component and reduced the carrying amount of the debt by $954 million. The Company recognized a $24 million net loss on its repurchases. As of September 25, 2010, the remaining carrying amount of the 6.00% Notes was approximately $720 million, net of debt discount of $60 million.

7.75% Senior Notes Due 2020

On August 4, 2010, the Company issued $500 million of 7.75% Notes. The 7.75% Notes are general unsecured senior obligations of the Company. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between the Company and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before August 1, 2013, the Company can redeem up to 35% of the aggregate principal amount of the 7.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 1, 2015, the Company may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.75% Indenture).

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

From August 1, 2015, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
and on August 1, 2018 and thereafter	100.000%

Holders have the right to require the Company to repurchase all or a portion of its 7.75% Notes in the event that the Company undergoes a change of control, as defined in the 7.75% Indenture at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.75% Indenture) may result in the acceleration of the maturity of the 7.75% Notes.

The 7.75% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries, from:

•	incurring additional indebtedness, except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of a default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling its assets as an entirety or substantially as an entirety.

The Company may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so.

The agreements governing its 5.75% Notes, 6.00% Notes, 8.125% Notes and 7.75% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

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

In addition to these reportable segments, the Company had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included employee stock-based compensation expense, restructuring charges and amortization of acquired intangible assets. The Company also reported results of the Handheld business unit in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009. The Company also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

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

In addition, starting in the first quarter of 2010, the Company began accounting for the embedded graphics business under the Computing Solutions segment. Previously, operating results related to this business were recorded as part of the Graphics segment. Information for prior periods has been recast to reflect this change.

The Company continues to have an All Other category, as described above, and the results of the Handheld business unit continue to be reported in this category because it expects that the operating results of this business unit will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Net revenue:
Computing Solutions	$1,226	$1,082	$3,598	$2,950
Graphics	390	293	1,239	746
All Other	2	21	8	61
Foundry	—	256	—	792
Intersegment Eliminations	—	(256)	—	(792)

Total net revenue	$1,618	$1,396	$4,845	$3,757

Operating income (loss):
Computing Solutions	$164	$82	$438	$(19)
Graphics	1	2	81	(15)
All Other	(37)	(49)	(84)	(214)
Foundry	—	(101)	—	(334)
Intersegment Eliminations	—	(11)	—	(42)

Total operating income (loss)	$128	$(77)	$435	$(624)

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which were allocated in the Company’s condensed consolidated statements of operations as follows:

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In millions)
Cost of sales	$1	$1	$3	$3
Research and development	13	10	34	29
Marketing, general, and administrative	8	7	28	25

Stock-based compensation expense, net of tax	$22	$18	$65	$57

During the three and nine months ended September 25, 2010, and September 26, 2009, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options were as follows:

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Expected volatility	57.79%	65.22%	56.89%	74.35%
Risk-free interest rate	1.01%	1.96%	1.43%	1.54%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.71	3.67	3.71	3.67

For the quarters ended September 25, 2010 and September 26, 2009, the Company granted 1,142,037 and 1,507,512 employee stock options, respectively, with average estimated grant date fair values of $2.75 and $1.77, respectively. For the nine months ended September 25, 2010 and September 26, 2009, the Company granted 3,972,278 and 4,286,175 employee stock options, respectively, with average estimated grant date fair values of $3.28 and $1.78, respectively.

For the quarters ended September 25, 2010 and September 26, 2009, there were 552,677 and 14,449 employee stock options exercised, respectively. For the nine months ended September 25, 2010 and September 26, 2009, there were 2,907,126 and 341,320 employee stock options exercised, respectively.

Restricted Stock Units and Awards

For the quarters ended September 25, 2010 and September 26, 2009, the Company granted 567,795 and 401,950 restricted stock units, respectively, with an average grant date fair value of $6.56 and $3.88, respectively. For the nine months ended September 25, 2010 and September 26, 2009, the Company granted 11,006,141 and 16,151,056 restricted stock units, respectively, with an average grant date fair value of $8.63 and $3.99, respectively.

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11. Commitments and Contingencies

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders (the Fab 36 Term Loan), and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company for the full amount of such payments. As of September 25, 2010, the total amount outstanding under the Fab 36 Term Loan was $250 million, and the rate of interest on the loan was 2.5%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of September 25, 2010, the Company was in compliance with its covenants under the guarantee agreement.

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

In January 2010, the Company signed binding agreements to transfer its limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan, the AMTC revolving credit facility and related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. Pursuant to a new AMTC rental contract guarantee, the Company, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of September 25, 2010, the joint and several guarantee of the rental obligation was $7 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that the Company and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. As of September 25, 2010, the amount outstanding under this loan was $47 million and the joint and several guarantee obligations were $23 million.

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

Advanced Micro Devices Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the Company’s potential liability for product warranty are as follows:

	Quarter Ended		Nine months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Balance, beginning of the period	$21	$16	$16	$19
New warranties issued during the period	7	8	25	21
Settlements during the period	(7)	(6)	(25)	(21)
Changes in liability for pre-existing warranties during the period, including expirations	(2)	—	3	(1)

Balance, end of the period	$19	$18	$19	$18

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

Upon deconsolidation of GF in the first quarter of 2010, the Company’s outstanding euro currency forward contracts no longer qualified for cash flow hedge accounting treatment because the Company no longer has direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. While GF invoices the Company in U.S. dollars, those invoices will, nonetheless, reflect fluctuations in the euro because some of GF’s wafer costs are based on euro denominated costs. Therefore, the Company’s operating results and cash flows continue to be indirectly exposed to fluctuations in the euro even after deconsolidation. The Company will continue to economically hedge this indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, gains or losses on these contracts cannot be included in cost of sales, and mark-to-market gains and losses on these contracts can no longer be deferred until the forecasted transactions occur. During the quarter and nine months ended September 25, 2010, the Company recorded a gain of $15 million and loss of $11 million, respectively, related to these euro currency forward contracts in other income (expense), net in its condensed consolidated statement of operations.

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

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$—	$11	$(1)	$2
Cost of sales	—	(1)	—	(19)
Research and development	1	(1)	3	(12)
Marketing, general and administrative	1	—	2	(5)
Contracts not designated as hedging instruments
Other income (expense), net	$16	$2	$(10)	$(40)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	September 25, 2010	December 26, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$—	$(6)
Contracts not designated as hedging instruments	$9	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of September 25, 2010, substantially all of the Company’s outstanding contracts were in a gain position. The Company believes that counterparty risk is minimal. As of September 25, 2010 and December 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $329 million and $384 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company is required to post collateral should the derivative contracts be in a net loss position. As of September 25, 2010, no collateral was posted.

Note 13: Subsequent Events

In October 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between the Company, GF and ATIC dated as of March 2, 2009, ATIC contributed $210 million of cash to GF in exchange for GF securities consisting of 50,909 Class A Preferred shares and 203,636 Class B Preferred shares. The Company did not participate in this funding. As a result, its ownership interest in GF Class A Preferred share ownership decreased from approximately 77% as of September 25, 2010 to 75% after this contribution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; capital expenditures; our planned research and development spending; our future payments to GLOBALFOUNDRIES (GF) under the wafer purchase agreement; our product roadmap; unrecognized tax benefits; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product costs and average selling price; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products, consistent with our current roadmap; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; (8) our ability to realize the anticipated benefits of the GF manufacturing joint venture and of our asset smart strategy; (9) the expected demand for computers; and (10) the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; (2) that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; (3) that our third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way; (4) that our third party foundries will be unable to manufacture our products on a timely basis and on competitive process technologies; (5) that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will under-utilize our commitment with respect to GFs microprocessor manufacturing facilities; (6) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (7) that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; (8) that we may be unable to realize the anticipated benefits of our asset smart strategy or the GF manufacturing joint venture because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (9) that customers stop buying our products or materially reduce their operations or demand for our products; (10) that we may be unable to maintain the level of investment in research and development that is required to remain competitive; (11) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (12) that global business and economic conditions will not continue to improve or will worsen; (13) that demand for computers will be lower than currently expected; and (14) the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 44 and the “Financial Condition” section beginning on page 35 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the quarter and nine months ended September 25, 2010 compared to the quarter ended June 26, 2010 and the quarter and nine months ended September 26, 2009, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

During the third quarter of 2010, in an environment of weaker-than-expected consumer notebook demand, we reported net revenue of $1.62 billion, a 16% increase compared to the third quarter of 2009 and a 2% decrease compared to the second quarter of 2010. In contrast to our expectations at the beginning of the third quarter, we experienced weaker than expected demand, particularly in the consumer notebook market in Western Europe and North America. However, despite the economic environment, we believe that our third quarter 2010 financial results demonstrate a number of important aspects of our fabless business model. Specifically, in a market where consumer notebook demand was weaker than expected, we improved our operating income, gross margin and non-GAAP adjusted free cash flow compared to the second quarter of 2010. Gross margin, as a percentage of net revenue, for the third quarter of 2010 was 46%, an increase of 1% from the second quarter of 2010 primarily due to product mix and ongoing improvements in cost management. Operating income of $128 million improved by $3 million compared to $125 million in the second quarter of 2010 primarily due to reduced operating expenses. For the nine months ended September 25, 2010, non-GAAP adjusted free cash flow, which we describe in more detail in the “Financial Condition –Liquidity” section, was $344 million.

Cash, cash equivalents and marketable securities as of September 25, 2010 was $1.7 billion. Long-term debt as of the end of the third quarter of 2010 decreased to $2.2 billion. During the third quarter of 2010, we repurchased $800 million aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes) for $817 million in cash, which included payment of accrued interest and fees of $17 million. To fund this purchase, we used net proceeds of approximately $490 million from our issuance and sale of 7.75% Senior Notes due 2020 (the 7.75% Notes) completed in August 2010, along with existing cash of $327 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. We account for our equity investment in GF under the equity method of accounting.

Management believes there have been no significant changes during the third quarter of 2010 and the nine months ended September 25, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2009.

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

The following table provides a summary of net revenue and operating income (loss) by segment as follows:

	Quarter Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
			(In millions)
Net revenue:
Computing Solutions	$1,226	$1,212	$1,082	$3,598	$2,950
Graphics	390	440	293	1,239	746
All Other	2	1	21	8	61
Foundry	—	—	256	—	792
Intersegment Eliminations	—	—	(256)	—	(792)

Total net revenue	$1,618	$1,653	$1,396	$4,845	$3,757

Operating income (loss):
Computing Solutions	$164	$128	$82	$438	$(19)
Graphics	1	33	2	81	(15)
All Other	(37)	(36)	(49)	(84)	(214)
Foundry	—	—	(101)	—	(334)
Intersegment Eliminations	—	—	(11)	—	(42)

Total operating income (loss)	$128	$125	$(77)	$435	$(624)

Computing Solutions

Computing Solutions net revenue of $1,226 million in the third quarter of 2010 increased 13% compared to net revenue of $1,082 million in the third quarter of 2009 as a result of a 7% increase in unit shipments and a 6% increase in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of microprocessor products for notebook PCs. Unit shipments of our microprocessors for notebook PCs increased due to a comparatively improved economic environment, which contributed to increased demand from existing and new customers for our new notebook platforms. Average selling price increased primarily due to an increase in the average selling price for our microprocessor products. Average selling price of our microprocessors increased primarily due to a favorable shift in our product mix to higher end microprocessors, especially for servers, as customers continued to transition to our AMD Opteron™ 6000 series server platforms.

Computing Solutions net revenue of $1,226 million in the third quarter of 2010 increased 1% compared to net revenue of $1,212 million in the second quarter of 2010 primarily as a result of a 6% increase in average selling price partially offset by a 5% decrease in unit shipments. The increase in average selling price was primarily attributable to an increase in the average selling price of our microprocessors for notebook PCs, partially offset by a decrease in average selling price for our microprocessors for desktop PCs. Average selling price for our microprocessors for notebook PCs increased due to a favorable shift in our product mix to higher end products. Average selling price for our microprocessors for desktop PCs decreased due to an unfavorable shift in our product mix to lower end microprocessors. The decrease in unit shipments was due to lower unit shipments of chipsets, partially offset by an increase in unit shipments of our microprocessor products. Chipset unit shipments decreased as a result of decreased customer demand. Microprocessor unit shipments increased due to increased customer demand.

Computing Solutions net revenue of $3,598 million for the first nine months of 2010 increased 22% compared to net revenue of $2,950 million for the first nine months of 2009 primarily as a result of a 24% increase in unit shipments partially offset by a 2% decrease in average selling price. The increase in unit shipments was attributable to an increase in unit shipments of our chipset, embedded processor and microprocessor products, especially for notebook PCs. Unit shipments increased due to a comparatively improved economic environment. In addition, chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products, while unit shipments of our microprocessors for notebook PCs increased due to increased demand from existing and new customers for our new notebook platforms. Average selling price decreased due to a decrease in average selling price of embedded processors, which was partially offset by an increase in average selling price of our chipsets and microprocessor products. Average selling price of embedded processors decreased due to a shift in our product mix to lower end, legacy products. Average selling price of microprocessor products increased due to a favorable shift in our product mix to higher end microprocessors, especially for servers, as customers continued to transition to our AMD Opteron™ 6000 series server platforms.

Computing Solutions operating income was $164 million in the third quarter of 2010 compared to $82 million in the third quarter of 2009. The improvement was primarily due to the increase in net revenue referenced above and a $47 million decrease in cost of sales, partially offset by a $66 million increase in research and development expenses and a $41 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased primarily due to reductions in manufacturing costs in the third quarter of 2010.

Computing Solutions operating income was $164 million in the third quarter of 2010 compared to $128 million in the second quarter of 2010. The improvement was primarily due to a $17 million decrease in cost of sales, a $15 million decrease in research and development expenses and the increase in net revenue referenced above. These improvements were partially offset by a $12 million increase in marketing, general and administrative expenses. Research and development expenses decreased and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased primarily due to reductions in manufacturing costs in the third quarter of 2010.

Computing Solutions operating income was $438 million in the first nine months of 2010 compared to an operating loss of $19 million in the first nine months of 2009. The improvement was primarily due to the increase in net revenue referenced above partially offset by a $167 million increase in research and development expenses and a $24 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales was relatively flat. Higher costs due to an increase in unit shipments were substantially offset by a one time benefit related to the deconsolidation of GF in the first nine months of 2010.

Graphics

Graphics net revenue of $390 million in the third quarter of 2010 increased 33% compared to net revenue of $293 million in the third quarter of 2009. The increase was due to a 38% increase in net revenue from sales of GPU products. Revenue from sales of GPU products increased due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DirectX 11-capable ATI Radeon™ products and improved supply of our latest generation GPUs. GPU average selling price increased due to a favorable shift in our product mix to higher end GPU products.

Graphics net revenue of $390 million in the third quarter of 2010 decreased 11% compared to net revenue of $440 million in the second quarter of 2010. The decrease was due to an 11% decrease in revenue from sales of GPU products. Revenue from sales of GPU products decreased due to a decrease in both GPU unit shipments and average selling price. The decrease in GPU unit shipments, driven by lower unit shipments of GPUs for notebooks, was primarily due to lower demand. The decrease in GPU average selling price was primarily due to an unfavorable shift in our product mix to lower end GPU products.

Graphics net revenue of $1,239 million in the first nine months of 2010 increased 66% compared to net revenue of $746 million in the first nine months of 2009. The increase was due to a 76% increase in net revenue from sales of GPU products. Revenue from sales of GPU products increased due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DirectX 11-capable ATI Radeon™ products, but the increase was limited due to supply constraints with respect to our GPUs introduced in the third quarter of 2009 and the first half of 2010. These supply constraints were primarily related to constrained wafer foundry capacity in the first half of 2010. GPU average selling price increased due to a favorable shift in our product mix to higher end GPU products.

Graphics operating income of $1 million in the third quarter of 2010 decreased by $1 million compared to operating income of $2 million in the third quarter of 2009. The increase in Graphics net revenue was offset by a $79 million increase in cost of sales and a $16 million increase in research and development expenses. Cost of sales increased due to higher GPU unit shipments. Research and development expenses increased for the reasons set forth under “Expenses,” below.

Graphics operating income of $1 million in the third quarter of 2010 decreased by $32 million compared to operating income of $33 million in the second quarter of 2010. The decrease in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $19 million decrease in cost of sales. Cost of sales decreased primarily due to a shift in our product mix.

Graphics operating income was $81 million in the first nine months of 2010 compared to an operating loss of $15 million in the first nine months of 2009. The improvement was primarily due to the increase in net revenue referenced above, partially offset by a $365 million increase in cost of sales due to higher GPU unit shipments, a $21 million increase in research and development expenses and a $12 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses and increased for the reasons set forth under “Expenses,” below.

All Other

All Other net revenue of $2 million in the third quarter of 2010 decreased by 90% compared to net revenue of $21 million in the third quarter of 2009. All Other net revenue decreased because of a significant reduction in customer orders for Handheld products. Customer orders decreased as we continued to exit this business. We decided to exit the Handheld business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

All Other net revenue of $2 million in the third quarter of 2010 was relatively flat as compared to the second quarter of 2010.

All Other net revenue of $8 million in the first nine months of 2010 decreased by 87% compared to net revenue of $61 million in the first nine months of 2009. All Other net revenue decreased because of a significant reduction in customer orders for Handheld products for the reasons set forth above.

All Other operating loss in the third quarter of 2010 was $37 million compared to an operating loss of $49 million in the third quarter of 2009. The improvement was primarily due to a $13 million decrease in cost of sales, an $8 million decrease in research and development expenses and an absence of $5 million in restructuring charges. The reduction in customer orders for Handheld products referenced above led to lower manufacturing costs and reduced cost of sales. Research and development expenses decreased for the reasons set forth under “Expenses,” below. The $19 million decrease in net revenue referenced above mitigated the improvement in operating results.

All Other operating loss in the third quarter of 2010 of $37 million was relatively flat as compared the second quarter of 2010.

All Other operating loss in the first nine months of 2010 was $84 million compared to $214 million in the first nine months of 2009. The improvement in operating results was primarily attributable to an absence of $65 million in restructuring charges, a $60 million decrease in cost of sales, a $31 million decrease in research and development expenses and a $20 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to a one time benefit recognized in first quarter of 2010 related to deconsolidation of GF and lower Handheld product unit shipments. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below. The $53 million decrease in net revenue referenced above tempered the improvement in operating results.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Equity in Net Loss of Investee

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions except for percentages)
Cost of sales	$879	$915	$811	$2,627	$2,220
Gross margin	739	738	585	2,218	1,537
Gross margin percentage	46%	45%	42%	46%	41%
Research and development	$359	$371	$420	$1,053	$1,289
Marketing, general and administrative	236	229	221	684	755
Amortization of acquired intangible assets	16	17	17	50	52
Restructuring charges (reversal)	—	(4)	4	(4)	65
Interest income	3	3	4	9	13
Interest expense	(56)	(55)	(114)	(160)	(319)
Other income (expense), net	(6)	(1)	47	297	147
Provision (benefit) for income taxes	1	(5)	(5)	(4)	101
Equity in net loss of investee	$(186)	$(120)	$—	$(489)	$—

Gross Margin

The deconsolidation of GF affects the comparability of pre- and post-deconsolidation periods. In periods prior to the deconsolidation of GF, our inventory standard costs were lower than they are post-deconsolidation because they did not include the manufacturing profit associated with the wafer fabrication activities performed by GF and they reflected our estimates of excess capacity. Post-deconsolidation, our standard costs reflect the cost-plus terms of the wafer supply agreement between us and GF.

Gross margin as a percentage of net revenue was 46% in the third quarter of 2010 compared to 42% in the third quarter of 2009. Gross margin in the third quarter of 2009 included $49 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $9 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. The factors that led to the sale of the inventory that was previously written down were the stabilization of the overall macroeconomic environment and improved business conditions in 2009 compared to the end of 2008, which led to an increase in end-user demand for PCs and, correspondingly, an increase in customer orders for, and shipments of, our products.

Without taking into account the gross margin benefit related to the sale of previously written-down inventory, which we believe is not indicative of our ongoing operating performance, and excluding the amount related to profits on inventory attributable to the Foundry segment and Intersegment Eliminations in order to make it easier to compare current and historical period operating results, our gross margin would have been 38% in the third quarter of 2009. The improvement in gross margin in the third quarter of 2010 compared to the third quarter of 2009, as adjusted for the factors described above, was due primarily to an improvement in our unit costs primarily due to a greater proportion of microprocessors manufactured using 45 nanometer process technology, higher average selling price for both microprocessors and GPU products due to a favorable shift in our product mix to higher end products and an improvement in our utilization of GF manufacturing facilities, which is reflected in the unit prices we pay for microprocessors under the wafer supply agreement.

Gross margin as a percentage of net revenue was 46% in the third quarter of 2010 compared to 45% in the second quarter of 2010. The improvement was due primarily to an improvement in cost management and product mix as we sold a greater proportion of microprocessor products as compared to GPUs.

Gross margin as a percentage of net revenue was 46% in the first nine months of 2010 compared to 41% in the first nine months of 2009. Gross margin in the first nine months of 2010 included the $69 million benefit related to the deconsolidation impact of GF. Gross margin in the first nine months of 2009 included $103 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $171 million benefit related to the sale of inventory that had been previously written-down in the fourth quarter of 2008. Absent the effects of the events described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 44% in the first nine months of 2010 compared to 34% in the first nine months of 2009. The improvement in gross margin, as adjusted for the factors described above, was primarily attributable to an improvement in manufacturing costs, including our utilization of GF’s manufacturing facilities, and higher average selling price due to a favorable shift in our product mix for both microprocessors and GPUs.

Expenses

Research and Development Expenses

Research and development expenses of $359 million in the third quarter of 2010 decreased by $61 million, or 15%, compared to $420 million in the third quarter of 2009. Research and development expenses in the third quarter of 2009 included $135 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses related to the Foundry segment, which are not indicative of our ongoing performance, research and development expenses would have increased by $74 million in the third quarter of 2010 as compared to the third quarter of 2009. This increase was primarily due to a $66 million increase in research and development expenses attributable to our Computing Solutions segment and a $16 million increase in research and development expenses attributable to our Graphics segment, partially offset by an $8 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $29 million increase in product engineering and design costs for future products, a $20 million increase in manufacturing process technology expenses related to GF and a $17 million increase in employee benefit and compensation expense. The increase in research and development expenses attributable to our Graphics segment was primarily due to an $8 million increase in product engineering and design costs for future products and a $7 million increase in employee benefit and compensation expense. The decrease in research and development expenses attributable to our All Other category was primarily because of lower research and development expenses related to Handheld products because we no longer develop these products.

Research and development expenses of $359 million in the third quarter of 2010 decreased by $12 million, or 3%, compared to $371 million in the second quarter of 2010. This decrease was due to a $15 million decrease in research and development expenses attributable to our Computing Solutions segment. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $10 million decrease in product engineering and design costs and a $3 million decrease in employee benefit and compensation expense.

Research and development expenses of $1,053 million in the first nine months of 2010 decreased by $236 million, or 18%, compared to $1,289 million in the first nine months of 2009. In the first nine months of 2009, research and development expenses included $393 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, research and development expenses would have increased by $157 million in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to a $167 million increase in research and development expenses attributable to our Computing Solutions segment and a $21 million increase in research and development expenses attributable to our Graphics segment, partially offset by a $31 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $66 million increase in product engineering and design costs for future products, a $53 million increase in employee benefit and compensation expense and a $48 million increase in manufacturing process technology expenses related to GF. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $26 million increase in employee benefit and compensation expense, partially offset by an $8 million decrease in product engineering and design costs. The decrease in research and development expenses attributable to our All Other category was primarily because of lower research and development expenses related to handheld products because we no longer develop these products.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $236 million in the third quarter of 2010 increased by $15 million, or 7%, compared to $221 million in the third quarter of 2009. Marketing, general and administrative expenses in the third quarter of 2009 included $26 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, marketing, general and administrative expenses would have increased by $41 million in the third quarter of 2010 as compared to the third quarter of 2009. This increase was primarily due to an increase in marketing, general and administrative expenses attributable to our Computing Solutions segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $51 million increase in sales and marketing activities, a $5 million increase in employee benefit and compensation expense and a $9 million increase in other general and administrative expenses, partially offset by a $25 million decrease in legal expenses.

Marketing, general and administrative expenses of $236 million in the third quarter of 2010 increased by $7 million, or 3%, compared to $229 million in the second quarter of 2010. This increase was primarily due to a $12 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment. The increase in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to a $26 million increase in sales and marketing activities, partially offset by a $12 million decrease in legal expenses and a $3 million decrease in employee benefit and compensation expenses.

Marketing, general and administrative expenses of $684 million in the first nine months of 2010 decreased by $71 million, or 9%, compared to $755 million in the first nine months of 2009. Marketing, general and administrative expenses in the first nine months of 2009 included $86 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, marketing, general and administrative expenses would have increased by $15 million. This increase was primarily due to a $24 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $12 million increase in marketing, general and administrative expenses attributable to our Graphics segment. These increases were partially offset by a $20 million decrease in general and administrative expenses attributable to our All Other category. The increase in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to a $58 million increase in sales and marketing activities, a $19 million increase in employee benefit and compensation expenses, a $12 million increase in labor expenses and a $14 million increase in other general and administrative expenses. These increases were partially offset by a $79 million decrease in legal expenses. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to a $7 million increase in employee benefit and compensation expenses and a $5 million increase in other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to the All Other category was mainly due to the absence of $21 million of expenses incurred in connection with the formation of GF in the first quarter of 2009.

Interest Expense

Interest expense of $56 million in the third quarter of 2010 decreased from $114 million in the third quarter of 2009. This decrease was due to a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $16 million in interest expense and the absence of $44 million of interest expense incurred by GF not reflected in our results of operations in the third quarter of 2010 as a result of the deconsolidation of GF.

Interest expense of $56 million in the third quarter of 2010 was relatively flat as compared to $55 million in the second quarter of 2010.

Interest expense of $160 million in the first nine months of 2010 decreased from $319 million in the first nine months of 2009. This decrease was due to a net reduction in the principal amount of our outstanding debt resulting in a net decrease of $59 million in interest expense, and the absence of $104 million of interest expense incurred by GF not reflected in our results of operations in the first nine months of 2010 as a result of the deconsolidation of GF.

Other Income (Expense), Net

Other expense, net in the third quarter of 2010, was $6 million compared to other income, net of $47 million in the third quarter of 2009. In the third quarter of 2010, we recognized a $24 million loss related to our repurchase of $800 million principal amount of our 6.00% Notes, partially offset by a $17 million gain due to foreign exchange rate fluctuations. In the third quarter of 2009, we repurchased $186 million principal amount of our 6.00% Notes, resulting in a gain of approximately $66 million. This gain was partially offset by a $15 million loss due to unfavorable foreign exchange rate fluctuations.

Other expense, net in the third quarter of 2010, was $6 million compared to other expense, net of $1 million in the second quarter of 2010. During the third quarter of 2010, we recognized a $24 million loss related to our repurchase of $800 million principal amount of our 6.00% Notes, partially offset by a $17 million gain due to foreign exchange rate fluctuations. In the second quarter of 2010, we recognized a $9 million loss related to foreign exchange rate fluctuations, offset by a gain of $7 million from the sale of marketable equity securities.

Other income, net in the first nine months of 2010 of $297 million increased from $147 million in the first nine months of 2009. In the first nine months of 2010, we recognized a non-cash gain related to the deconsolidation of GF of approximately $325 million and a gain of $7 million from sale of the marketable equity securities, partially offset by a loss of $24 million related to our repurchase of $1,016 million principal amount of our 6.00% Notes and $10 million loss related to foreign exchange rate fluctuations. In the first nine months of 2009, we repurchased $344 million principal amount of our 6.00% Notes and $15 million principal amount of our 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes), resulting in gains of approximately $174 million and $6 million, respectively. In addition, we recognized a gain of $28 million on the sale of certain Handheld assets and a gain of $15 million on settlement of a liability related to certain foreign currency exchange contracts. These gains were partially offset by a $35 million loss due to foreign exchange rate fluctuations, a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction, and a $10 million equity loss related to our share of the AMTC joint venture.

Income Taxes

We recorded an income tax provision of $1 million in the third quarter of 2010 due to foreign taxes in profitable locations of $3 million offset by a discrete tax benefit of $2 million for an alternative minimum tax (AMT) net operating loss carryback in the U.S. For the nine months ended September 25, 2010, we recorded an income tax benefit of $4 million due to research and development tax credit monetization benefits, the AMT benefit referenced above and the reversal of unrecognized tax benefits, partially offset by foreign taxes in profitable locations.

In the third quarter of 2009 we recorded an income tax benefit of $5 million, which consisted of foreign taxes in profitable locations of $20 million offset by discrete tax benefits of $18 million and the tax effects of items credited directly to other comprehensive income (OCI) of $7 million. For the nine months ended September 26, 2009, we recorded an income tax provision of $101 million primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of our ownership interests in our German subsidiaries to GF and foreign taxes in profitable locations, partially offset by discrete tax benefits and the tax effects of items credited directly to OCI.

As of September 25, 2010, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 25, 2010, in management’s judgment is not more likely than not to be achieved.

During the second quarter of 2010, the IRS completed the audit of our U.S Federal tax returns for 2004 to 2006, inclusive.

Equity in Net Loss of Investee

The equity in net loss of investee primarily consists of our proportionate share of GF’s losses for the period based on our ownership percentage of GF’s Class A Preferred shares, our portion of the non-cash accretion on GF’s Class B Preferred shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remains on our condensed consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of our ownership interest as a result of the capital infusion into GF by ATIC.

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

During the third quarter of 2010, pursuant to a funding request from GF in accordance with the Funding Agreement between us, GF and ATIC dated as of March 2, 2009, ATIC contributed $100 million of cash to GF in exchange for GF securities consisting of 24,242 Class A Preferred shares and 96,969 Class B Preferred shares. We did not participate in this funding. As a result, our Class A Preferred shares decreased from approximately 79% to approximately 77%, resulting in a gain on issuance of new GF shares of $5 million, which was recorded as part of the equity in net loss of investee line item on the condensed consolidated statement of operations. As of September 25, 2010, our ownership interest in GF (on a fully diluted basis) decreased to approximately 26%.

During the nine months ended September 25, 2010, ATIC contributed a total of $427 million of cash to GF in exchange for GF securities consisting of 103,514 Class A Preferred shares and 414,059 Class B Preferred shares. We did not participate in these fundings. During this period, as a result of the dilution of our ownership interest in GF, we recorded an aggregate gain on issuance of new GF shares of $11 million, which was recorded as part of the equity in net loss of investee line item on the condensed consolidated statement of operations.

In October 2010, ATIC contributed $210 million of cash to GF in exchange for GF securities consisting of 50,909 Class A Preferred shares and 203,636 Class B Preferred shares. We did not participate in this funding. As a result, our ownership interest in GF’s Class A Preferred shares decreased from approximately 77% as of September 25, 2010 to 75% after the contribution, and our ownership interest in GF (on a fully diluted basis) decreased to approximately 25%.

AMD and GF are parties to a wafer supply agreement dated as of March 2, 2009, which, among other things, governs the terms by which we purchase products manufactured by GF, subject to minimum purchase obligations. We currently pay GF for wafers on a cost-plus basis, which we believe represents market price. The wafer supply agreement terminates no later than February 2024. Our total purchases from GF related to wafer manufacturing and research and development activities during the third quarter and nine months ended September 25, 2010, amounted to approximately $330 million and $995 million, respectively.

As of September 25, 2010, our investment in GF is reflected as a liability in the condensed consolidated balance sheet with a balance of $29 million. This amount primarily reflects the accumulated loss that we have recognized in excess of the value of our investment in GF since we began accounting for GF under the equity method of accounting at the beginning of fiscal 2010. Based on the current structure of our wafer supply agreement, our guarantee of certain GF indebtedness, our ownership interest in GF and governance relationship with GF, we concluded that we are required to continue to record our share of the equity loss in excess of the carrying amount of our investment balance. We cannot currently quantify our maximum exposure to future losses of GF.

Under the Funding Agreement, we have the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to our interest in the fully converted ordinary shares of GF. To the extent we choose not to participate in an equity financing of GF, ATIC is obligated to purchase its share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Cost of sales	$1	$1	$1	$3	$3
Research and development	13	11	10	34	29
Marketing, general, and administrative	8	11	7	28	25

Stock-based compensation expense, net of tax	$22	$23	$18	$65	$57

During the three months ended September 25, 2010, June 26, 2010 and September 26, 2009, and nine months ended September 25, 2010 and September 26, 2009, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Stock-based compensation expenses of $22 million in the third quarter of 2010 increased $4 million as compared to $18 million in the third quarter of 2009. This increase was primarily due to a higher average grant date fair value in the third quarter of 2010 as compared to the third quarter of 2009.

Stock-based compensation expenses of $22 million in the third quarter of 2010 were relatively flat as compared to the second quarter of 2010.

Stock-based compensation expenses of $65 million in the first nine months of 2010 increased $8 million as compared to $57 million in the first nine months of 2009. This increase was primarily due to a higher average grant date fair value in the first nine months of 2010 as compared to the first nine months of 2009.

International Sales

International sales as a percentage of net revenue were 87% in the third quarter of 2010, 86% in the third quarter of 2009 and 88% in the second quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of September 25, 2010, our cash, cash equivalents and marketable securities were $1.7 billion. In comparison, cash, cash equivalents and marketable securities as of December 26, 2009 were $2.7 billion, of which $904 million represented GF cash and cash equivalents. Without taking into account the GF financial position, our cash, cash equivalents and marketable securities decreased by $46 million in the first nine months of 2010 primarily as a result of $199 million of cash used in operating activities, partially offset by $182 million of cash provided by financing activities. See “Financial Condition Financing Activities” and “Financial Condition Operating Activities” below for additional information.

Commencing in the first quarter of 2010, our management started reviewing adjusted free cash flow as a supplemental measure of our performance. For the nine months ended September 25, 2010, our adjusted free cash flow was $344 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash used in operating activities for the nine months ended September 25, 2010 of $199 million and adding an amount of $653 million, which represents payments made by certain of our distributor customers to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to an accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We adjusted the resulting amount of $454 million by subtracting capital expenditures, which were $110 million for the first nine months of 2010.

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

We believe that cash, cash equivalents and marketable securities balances as of September 25, 2010, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months.

On August 23, 2010, we repurchased $800 million in aggregate principal amount of our outstanding 6.00% Notes at par value. We paid a total of $817 million, which included payment of accrued interest and fees of $17 million. We financed the purchase of these 6.00% Notes with net proceeds of $490 million from the issuance and sale of $500 million aggregate principal amount of 7.75% Notes and existing cash of $327 million.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. However, recent global market and economic conditions have been challenging, with tighter credit conditions and recession in most major economies. While global economic conditions have improved since the second half of 2009, they continue to remain uncertain and there can be no assurance that conditions will continue to improve, and they could worsen. If market conditions do not continue to improve or deteriorate, it may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Auction Rate Securities

As a result of the uncertainties in the credit markets, all of our auction rate securities (ARS) were negatively affected and auctions for these securities have failed to settle on their respective settlement dates. While many of these securities continue to be illiquid, there have been no defaults, and we have received all interest payments as they become due.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from UBS prior to February 13, 2008. We accepted this offer. We had the right, but not the obligation, to sell, at par, these ARS to UBS from June 30, 2010 through July 2, 2012. However, as of September 25, 2010, UBS had redeemed all of our UBS ARS without us exercising the put option.

During the third quarter of 2010, the issuers tendered $7 million par value of corporate and municipal ARS for $6 million. The net carrying amount of these ARS was $6 million.

As of September 25, 2010, the par value of our ARS was $73 million, with an estimated fair value of $64 million. This amount includes approximately $43 million par value ($39 million fair value) of non-UBS student loan ARS and $30 million par value ($25 million fair value) of municipal and corporate ARS. We no longer have any UBS student loan ARS. Total ARS, at fair value, represented 4% of our total investment portfolio as of September 25, 2010.

Based on the recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, these securities are classified as marketable equity securities as of September 25, 2010, as we have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $199 million in the first nine months of 2010. Net income of $96 million was adjusted for non-cash charges consisting primarily of $489 million from the application of the equity method of accounting for our investment in GF, $294 million of depreciation and amortization expense, $65 million of stock-based compensation expense, $25 million of interest expense primarily related to our 6.00% Notes and our 8.125% Senior Notes Due 2017 (the 8.125% Notes) and a $24 million net loss primarily related to our repurchase of an aggregate of $1,016 million principal amount of our 6.00% Notes for $1,011 million in cash. These charges were partially offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, amortization of foreign grants of $9 million and a net gain of $8 million from the sale of marketable securities. The net changes in operating assets at September 25, 2010 compared to December 26, 2009 included an increase in accounts receivable of $673 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During the first nine months of 2010, the IBM Parties collected approximately $653 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable increased $20 million. This increase was primarily due to the timing of sales and collections during the first nine months of 2010. Excluding the effects of the deconsolidation of GF, there was also a decrease in accounts payable, accrued liabilities and other of $135 million, primarily due to the timing of technology license payments and restructuring payments. Accounts payable to GF increased by $66 million due to the timing of payments during the first nine months of 2010.

Net cash used in operating activities was $677 million in the first nine months of 2009. Net loss of $884 million was adjusted for non-cash charges consisting primarily of $844 million of depreciation and amortization expense, $82 million of interest expense primarily related to GF’s Class A Notes and Class B Notes, $57 million of stock-based compensation expense, and $12 million net loss from the sale and disposal of property, plant and equipment. These charges were partially offset by a net gain of $180 million related to our repurchase of an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash and $15 million principal amount of our 5.75% Notes for $9 million in cash, amortization of foreign grants and subsidies of $78 million and a gain of $28 million from the sale of certain Handheld assets. The net changes in operating assets at September 26, 2009 compared to December 27, 2008 included an increase in accounts receivable of $611 million which included the non-cash impact of our financing arrangement with the IBM Parties. During the nine months ended September 26, 2009, IBM collected approximately $361 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivable that we sold to them, our accounts receivable increased $250 million primarily due to timing of sales and collections within the first nine months of 2009. There was also a decrease in accounts payable and accrued liabilities of $142 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of payments.

Investing Activities

Net cash used in investing activities was $1,020 million in the first nine months of 2010. The cash flow effect of the deconsolidation of GF was $904 million, which constituted GF’s cash and cash equivalents. In addition, we had a net cash outflow of $110 million for purchases of property, plant and equipment and a net cash outflow of $99 million from the purchase of available-for-sale securities. The net cash outflows were partially offset by a net cash inflow of $69 million from the sale of trading securities.

Net cash used in investing activities was $716 million in the first nine months of 2009 primarily as a result of a net cash outflow of $494 million for the purchase of available-for-sale securities and $293 million for purchases of property, plant and equipment, of which $242 million related to property, plant and equipment attributable to the Foundry segment. The net cash outflows were partially offset by $58 million of proceeds from sale of certain Handheld assets and a net cash inflow of $8 million from the sale of trading securities.

Financing Activities

Net cash provided by financing activities was $182 million in the first nine months of 2010 primarily as a result of proceeds of: $689 million from our financing arrangements with the IBM Parties, $490 million from the sale and issuance of $500 million aggregate principal amount of the 7.75% Notes, $45 million from a revolving credit facility entered into between our subsidiary, AMD Products (China) Co. Ltd, and China Merchant Bank (AMD China Revolving Credit Line), $11 million from a grant from the Canadian government for research and development activities related to our Fusion products and $9 million from the exercise of employee stock options. These amounts were partially offset by payments of $1,011 million to repurchase $1,016 million aggregate principal amount of our 6.00% Notes and $45 million to the lender under the AMD China Revolving Credit Line.

Net cash provided by financing activities was $2.3 billion in the first nine months of 2009 primarily as a result of proceeds of $2.3 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.6 billion constituted cash proceeds to GF, proceeds of $399 million from our financing arrangement with the IBM Parties, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to West Coast Hitech L.P. in connection with the closing of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $40 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 Limited Liability Company & Co. KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by $359 million of payments on certain debt and cash obligations consisting of $161 million for the repurchase of $344 million aggregate principal amount of our 6.00% Notes and $9 million for the repurchase of $15 million aggregate principal amount of our 5.75% Notes.

During the first nine months of 2010 and the first nine months of 2009, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of September 25, 2010, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Remaining 2010	2011	2012	2013	2014	2015 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$—	$485	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	780	—	—	—	—	—	780
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
AMD China Revolving Credit Line	15	15	—	—	—	—	—
Other long-term liabilities	35	—	14	15	4	1	1
Aggregate interest obligation (2)	1,013	37	154	145	126	126	425
Capital lease obligations (3)	37	1	5	6	6	6	13
Operating leases	178	14	31	26	24	22	61
Purchase obligations (4)(5)	534	306	80	73	45	17	13

Total contractual obligations (5)	$4,077	$373	$284	$750	$205	$172	$2,293

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

(5)

This amount does not include estimates of future purchase obligations beyond 2015 or our future obligations to GF under the wafer supply agreement, which we expect will continue to be material. See “Purchase Obligations,” below.

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

In 2009, we repurchased $1,015 million in aggregate principal amount of our outstanding 5.75% Notes for $1,002 million in cash. As of September 25, 2010, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

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

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of the 6.00% Notes. The 6.00% Notes are our general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

In 2008 and 2009, we repurchased $60 million and $344 million, respectively, in aggregate principal amount of our 6.00% Notes for $21 million and $161 million. In the first nine months of 2010, we repurchased $1,016 million in aggregate principal amount of our 6.00% Notes for $1,011 million.

On August 23, 2010, we repurchased $800 million in aggregate principal amount of our outstanding 6.00% Notes at par value. We paid a total of $817 million in cash, which included payment of accrued interest and fees of $17 million. We financed the purchase of these 6.00% Notes with the net proceeds of $490 million from the issuance and sale of the 7.75% Notes and existing cash of $327 million. As of September 25, 2010, the remaining outstanding aggregate principal amount of our 6.00% Notes was $780 million and the remaining carrying value was approximately $720 million, net of debt discount of $60 million.

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

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of the 8.125% Notes at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and will be amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before December 15, 2012, we can redeem up to 35% of the aggregate principal amount of the 8.125% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 108.125% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to December 15, 2013, we may redeem some or all of the 8.125% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 8.125% Indenture).

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
and On December 15, 2015 and thereafter	100.000%

Holders have the right to require us to repurchase all or a portion of our 8.125% Notes in the event that we undergo a change of control, as defined in the 8.125% Indenture at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 8.125% Indenture) may result in the acceleration of the maturity of the 8.125% Notes.

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

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of the 7.75% Notes. The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before August 1, 2013, we can redeem up to 35% of the aggregate principal amount of the 7.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 1, 2015, we may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.75% Indenture).

From August 1, 2015, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
and on August 1, 2018 and thereafter	100.000%

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $21 million related to employee benefit obligations and $14 million of payments due under certain software and technology licenses that will be paid through 2013 and 2015, respectively.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which as of September 25, 2010, primarily consisted of $21 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $46 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at September 25, 2010. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $8 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of any settlement with the taxing authority, if any.

Capital Lease Obligations

As of September 25, 2010, we had aggregate outstanding capital lease obligations of $30 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of September 25, 2010 were $178 million, of which $14 million is accrued as a liability for certain facilities that were included in our 2002 and 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Total non-cancelable purchase obligations as of September 25, 2010 were $534 million for periods through 2015. We are not able to meaningfully quantify or estimate our purchase obligations beyond 2015. Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. However, this amount does not include our purchase obligations to GF under the wafer supply agreement. We currently estimate that we will pay GF approximately $1.5 billion through the end of the third quarter of 2011 for wafer purchases and reimbursement for research and development under the wafer supply agreement. This estimate is based on current demand expectations through the third quarter of 2011 which can change. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond the third quarter of 2011, but we expect that our future purchases from GF will continue to be material.

Receivable Financing Arrangement

The contractual obligations table above excludes the amounts we receive in connection with our accounts receivable financing arrangement with the IBM Parties because we are not required to make cash payments pursuant to the terms of the arrangement. For the first nine months of 2010, we received proceeds of approximately $689 million from the IBM Parties, and the IBM Parties collected approximately $653 million from our distributor customers participating in the program. As of September 25, 2010, $193 million was outstanding under the agreements governing our accounts receivable financing arrangements. This amount appears in “Other short-term obligations” on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders (the Fab 36 Term Loan), and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, we also amended the terms of the related guarantee agreement such that we and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us for the full amount of such payments. As of September 25, 2010, the total amount outstanding under the Fab 36 Term Loan was $250 million, and the rate of interest on the loan was 2.5%. This loan is repayable by GF in quarterly installments which terminate in March 2011. As of September 25, 2010, we were in compliance with our covenants under the guarantee agreement.

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

In January 2010, we signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, our limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, the BAC term loan, the AMTC revolving credit facility and related documents were amended. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Photomasks Germany GmbH’s (Toppan Germany) rental obligations and became the sole lessee of the BAC facility. Pursuant to a new AMTC rental contract guarantee, AMD, Toppan Germany and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The remaining portion of the BAC facility is subject to a separate lease agreement, whereby Toppan Germany and GF agree to guarantee AMTC’s payment obligations to the BAC. Our portion of the guarantee corresponds with our exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify us under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of September 25, 2010, our joint and several guarantee of the rental obligation was $7 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that we and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. As of September 25, 2010, the amount outstanding under this loan was $47 million and our joint and several guarantee obligation was $23 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have not been any material changes in market risk since December 26, 2009.

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

As of September 25, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

AMD v. Samsung Electronics Co. et al

On August 5, 2010, the Court issued an order granting AMD’s motion to strike Samsung’s second motion for summary judgment on the invalidity of one of AMD’s patents. On October 6, 2010, the Court granted the parties’ agreed motion to dismiss two of AMD’s remaining patents and four of Samsung’s remaining patents. The parties continue to engage in settlement discussions. The scheduled trial date on the remaining patents is January 24, 2011.

SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On October 23, 2006, Silicon Graphics Inc. (SGI) filed a patent infringement lawsuit against ATI and AMD in the United States District Court for the Western District of Wisconsin. SGI alleged that certain ATI products infringe U.S. Patent No. 6,650,327 (the ‘327 patent) and later amended its complaint to add two additional patents. AMD asserted counterclaims against SGI. SGI later abandoned its claims as to one patent, the District Court granted AMD’s motion for summary judgment of non-infringement as to a second patent, and the Court also granted in part AMD’s motion for summary judgment of non-infringement on the ‘327 patent. Immediately following the Court’s entry of partial summary judgment, SGI moved to dismiss its remaining infringement claims, and those claims were dismissed. The Court granted AMD’s request to proceed with the trial on AMD’s counterclaims of invalidity and inequitable conduct. The jury verdict on February 8, 2008, found that certain claims on one of SGI’s patents were not invalid, and the Court subsequently dismissed an inequitable conduct claim raised by AMD. AMD and SGI both appealed various aspects of the district court’s rulings to the Court of Appeals for the Federal Circuit.

On April 1, 2009, SGI filed for bankruptcy. SGI underwent changes through the bankruptcy proceeding and changed its name to Graphics Properties Holdings, Inc. (“GPHI”). The Court of Appeals postponed the oral argument based on the automatic stay provisions of the bankruptcy code and the intertwined nature of AMD and SGI/GPHI’s appeals. On August 12, 2009, the bankruptcy court overseeing the SGI/GPHI matter issued an order lifting the stay, and SGI/GPHI requested that the Court of Appeals reschedule the oral argument. Oral argument took place on November 3, 2009. On June 4, 2010, the Federal Circuit Court of Appeals issued an opinion in which it reversed portions of the Wisconsin District Court’s decision. The case was remanded to the district court for further proceedings on September 14, 2010. The parties are currently preparing a Joint Preliminary Pretrial Conference Report that will include a proposed trial schedule.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 .

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

Intel also leverages its dominance in the microprocessor market to sell its integrated chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering satisfactory graphics performance for most mainstream PCs. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, computer systems with our AMD Fusion products, codenamed “Ontario”, “Zacate” and “Llano,” are expected to be available in systems in the market in 2011. Platforms embodying these new Fusion accelerated processing units will embody a new processor architecture which integrates the CPU and GPU on a single die. If we fail to or are delayed in developing or qualifying these or other new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

We rely on third parties to manufacture some of our products, and if they are unable to manufacture our products on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.

We rely on third party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third party providers to assemble, test, mark and pack a substantial portion of our products. It is important to have reliable relationships with all of these third party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

In addition, if we are required to transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third party manufacturing supplier, or if we for other reasons cease utilizing one of those suppliers, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative third party manufacturing suppliers, which could have a material adverse effect on our business.

Moreover, if any of our third party manufacturing suppliers suffer any damage to facilities, are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. Macroeconomic challenges, such as those that recently affected the global economy, may impact our key suppliers who may reduce their output or become insolvent which may adversely impact our ability to procure key materials. Any of these situations could materially adversely impact our business.

If one of our third party manufacturers is unable to remain competitive using advanced process technologies or is unable to manufacture our products on a timely basis or meet our capacity requirements, our business could be materially adversely affected. For example, GF will fabricate silicon wafers for certain of our Fusion products using 32 nanometer process technology. GF has experienced delays in transitioning to 32 nanometer process technology, which will delay the introduction of certain Fusion products. If GF continues to experience delays or difficulties transitioning to 32 nanometer process technology, our business could be materially adversely affected.

Additionally, we do not have long-term commitment contracts with some of our third party manufacturing suppliers. We obtain these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. For example, we experienced constrained wafer foundry capacity for our latest generation graphics products that we introduced in the second half of 2009 and the first half of 2010. If we experience supply constraints, we may be required to allocate these products among our customers. Some of the manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Other risks associated with our dependence on third-party manufacturers, include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, and limited ability to manage inventory and parts. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, GF will manufacture certain of our Fusion products using 32 nanometer process technology. GF has experienced delays in transitioning to 32 nanometer process technology, which will delay the introduction of certain Fusion products. If GF continues to experience delays or difficulties transitioning to 32 nanometer process technology, our business could be materially adversely affected. Moreover, if GF continues to experience manufacturing inefficiencies or other third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in per unit costs, adversely impact our gross margin or force us to allocate our reduced product supply among our customers, which could potentially harm our relationships with our customers and reputation and materially adversely affect our financial results.

Global economic uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have and may in the future adversely impact our business. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. Global economic uncertainty may adversely impact our revenues, inventories, gross margins and operating results.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components to support our microprocessor business.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize in support our microprocessor offerings. Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

If we lose Microsoft Corporation’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. Similarly, the success of our products in the market, such as our AMD Fusion products, is dependent on independent software providers designing and developing software to run on our products. Also, if Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. In addition, software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft or other software vendors, our ability to market our products would be materially adversely affected.

If we do not fully utilize GF’s manufacturing facilities or do not otherwise realize the anticipated benefits of our GF manufacturing joint venture, our business could be adversely impacted.

We anticipate realizing certain benefits to our business from the GF joint venture, including a more variable cost model and the ability to take advantage of, as a shareholder of GF, the shift by integrated device manufacturers to a fabless business model. We cannot assure you that our relationship with GF and ATIC will result in the full realization of these or any other benefits.

Pursuant to the wafer supply agreement between us and GF, we compensate GF on a cost plus-basis to manufacture the silicon wafers for our microprocessor products, which can result in increased per unit manufacturing costs for AMD compared to manufacturing wafers in-house. Although this cost-plus arrangement did not impact our consolidated financial statements while we were consolidating the financial results of GF, as of December 27, 2009, we no longer consolidate the financial results of GF, and this cost-plus arrangement may have a negative impact on our reported gross margins. If GF fails to operate at a competitive cost level, our business could be materially adversely affected. In January 2010, GF announced that it is integrating operations with Chartered. With Chartered, GF significantly expanded its customer base to over 150 customers. Although GF manufacturing capacity also increased, the integration process and the increased customer base could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

In addition, the underutilization of GF manufacturing facilities may increase our per unit costs. It is difficult to predict future growth or decline in the demand for our products, making it difficult to forecast our requirements accurately. If our target markets do not grow, we may under-utilize GF manufacturing facilities. Because of our commitments to GF, during periods in which we under-utilize GF manufacturing facilities as a result of reduced demand for our microprocessor products, we may not be able to reduce our costs in proportion to the reduced revenues for such a period. If this occurs, our operating results will be materially adversely affected.

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

Our debt and capital lease obligations as of September 25, 2010 were $ 2.4 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $193 million related to our accounts receivable financing arrangement with the IBM Parties, which is not a cash obligation.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of September 25, 2010, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.2 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 49% of our net revenue in the third quarter of 2010. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. During the third quarter of 2010, five customers accounted for approximately 55% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 50% of the net revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and notebook PCs and servers. In 2009 and 2008, a significant portion of our Computing Solutions revenue was related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently affecting us and may materially adversely affect us in the future. As a result of macroeconomic challenges that recently affected the global economy, end-user demand for PCs and servers decreased significantly. Although end-user PC demand increased in the first half of 2010, the pace of that growth slowed in the third quarter of 2010. In addition, form factors have steadily shifted from desktop PCs to notebook PCs over the past three years, and we expect that this trajectory will continue.

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

Typically, after a product is introduced, costs and the average selling price decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. As a result of the credit market crisis and other macroeconomic challenges that affected the global economy, end-user demand for PCs and servers decreased significantly. Although end-user PC demand increased in the first half of 2010, the pace of that growth slowed in the third quarter of 2010. End-users are focusing more on the price of PCs as a key factor in their buying decision. In turn, it is expected that OEMs will continue to apply pressure on semiconductor suppliers to reduce component prices, which has materially adversely affected the average selling price.

We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. For example, since their introduction, tablets have experienced increasing adoption by consumers. Currently, we do not offer products targeted specifically at the tablet market. Tablet sales could negatively impact sales of PCs to consumers, which could adversely impact our business. Also, Intel has transitioned to 32 nanometer process technology before us. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Moreover, in order to stay competitive during challenging economic times, our competitors may heavily discount the selling price of their products. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

    Our operating results are subject to quarterly and seasonal sales patterns.

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season and weaker in the first quarter. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

    If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third party manufacturing suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain materials that are used in the manufacture of our products are available only from a limited number of suppliers. For example, in manufacturing our microprocessor products, GF is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources. Because some of the materials that we and our third party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we and our third party manufacturing suppliers are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, we would be materially adversely affected.

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

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are not able to continue to attract, train, and retain qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected.

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

We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management, and information technology support services.

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

We market and sell our products directly and through third-party distributors and AIBs pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIBs terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

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

As of September 25, 2010, the par value of all our auction rate securities, or ARS, was $73 million with an estimated fair value of $64 million. As of September 25, 2010, our investments in ARS included estimated fair values of approximately $39 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments has been impacted.

While we believe that the current illiquidity of these investments is temporary, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

Our worldwide operations are subject to political and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products are performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. International sales as a percent of net revenue were 87% for the third quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

Economic instability in the United States could negatively impact our business. Weak worldwide economic conditions may adversely impact consumer confidence and spending. Continued uncertainty over the worldwide economic environment may cause our customers to postpone purchases, which could in turn reduce the demand for our products and adversely affect our revenue and gross margins.

Political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflicts are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Also, the occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring or have brought actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we do not obtain a license, these parties may file lawsuits against us seeking damages (potentially up to and including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, cause delays in product release or shipment, and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries considering similar restrictions. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Recently, there has been a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo (DRC). There is new US legislation that includes disclosure requirements for those manufacturers who use “conflict” minerals mined from the DRC and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are considering market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized, could potentially be approved and implemented as early as the fourth quarter of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from these markets which could materially adversely affect us. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

ITEM 6.	EXHIBITS

10.1	Letter Agreement among AMD, GLOBALFOUNDRIES Inc., West Coast Hitech L.P. and Advanced Technology Investment Company LLC dated August 17, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 3, 2010	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as the principal accounting officer