Form 10-K
period 2010-12-25
ADVANCED MICRO DEVICES INC
filed 2011-02-18
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 26, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.6 billion based on the reported closing sale price of $8.09 per share as reported on the New York Stock Exchange on June 25, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 685,229,616 shares of common stock, $0.01 par value per share, as of February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 3, 2011 (2011 Proxy Statement) are incorporated into Part II and Part III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 25, 2010

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; capital expenditures; our planned research and development spending; the outcome of legal proceedings and the related impact of such outcome on our financial condition or results of operations; our future payments to GLOBALFOUNDRIES Inc., or GF, under the wafer purchase agreement; our product roadmap; the non-cash gain we expect to recognize in the first quarter of 2011 as a result of the dilution of our equity interest in GF; our opportunity in 2011 in the server market; the operating results of the Handheld business unit; the level of international sales as compared to total sales; unrecognized tax benefits; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; the expected demand for computers; our current expectations regarding GF’s manufacturing yields, wafer volumes and demand for our products and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundries will be unable to manufacture our products on a timely basis in sufficient quantities and using competitive technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will under-utilize our commitment with respect to GFs microprocessor manufacturing facilities; that we may be unable to realize the anticipated benefits of our fabless business model or our relationship with GF because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not continue to improve or will worsen; that demand for computers will be lower than currently expected and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A,

beginning on page 39 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook PCs, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 13 of our consolidated financial statements, beginning on page 111 below.

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

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD Sempron, AMD Turion, FirePro, FireStream, FireMV, CrossFire, Radeon, and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows Vista, and DirectX are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. Other names are for informational purposes only and may be trademarks of their respective owners.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Executive Officers and all other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our Board of Directors and all of our employees, and the charters of our Audit and Finance, Compensation and Nominating and Corporate Governance committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S 100, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

Our Industry

Semiconductors are components used in a variety of electronic products and systems. An integrated circuit, or IC, is a semiconductor device that consists of many interconnected transistors on a single chip. Since the invention of the transistor in 1948, improvements in IC process and design technologies have led to the development of smaller, more complex and more reliable ICs at a lower cost per function. In order to satisfy the demand for faster, smaller and lower-cost ICs, semiconductor companies have continually developed improvements in manufacturing and process technology and design. ICs are increasingly being manufactured using smaller geometries on larger silicon wafers. Use of smaller process geometries can result in products that are higher performing, use less power and cost less to manufacture on a per unit basis.

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

Moreover, as businesses and consumers require greater performance from their computer systems due to the growth of digital data and increasingly sophisticated software applications, semiconductor companies are designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Moreover, multiple processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in both multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi-threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership.

While general purpose computer architectures based on the x86 architecture are sufficient for many customers, for selected applications, an architecture that enables the ideal resource to be used for a given workload can provide a substantial improvement in user experience, performance and energy efficiency. In this environment, we believe an accelerated computing architecture can benefit customers. An accelerated computing architecture enables “offloading” of selected tasks, thereby optimizing the use of multiple computational units such as the CPU and graphics processing unit, or GPU, depending on the application or workload. For example, serial workloads are better suited for CPUs, while highly parallel tasks may be better performed by a GPU. Our AMD Fusion Accelerated Processing Unit, or APU, combines our CPU and GPU onto a single piece of silicon. We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications can benefit from our accelerated computing architecture.

Microprocessor Products

We currently offer microprocessor products for servers, notebooks and desktop PCs and other consumer devices. We base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance. In March 2010, we launched Direct Connect Architecture 2.0 as part of the AMD Opteron™ 6000 Series platform. Direct Connect Architecture 2.0 is designed to improve performance as memory is accessed more directly, resulting in increased bandwidth and reduced memory latencies.

Our processors and chipsets support multiple generations of HyperTransport™ technology, which is a high-bandwidth communications interface that enables higher levels of multi-processor performance and scalability over traditional front side bus-based microprocessor technology. Energy efficiency and power consumption continue to be key design principles for our products. We focus on continually improving power management technology, or “performance-per-watt.” To that end, we offer processors and chipsets with features that we have designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that reduce processor power consumption during idle times. We design our microprocessors to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX.

Our microprocessors and chipsets are incorporated into computing platforms that also include GPUs and core software. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced platforms consisting of CPUs, GPUs, and chipsets that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. Also, by offering our customers an all-AMD platform, we are able to provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

Our AMD Fusion family of APUs represents a new approach to processor design and software development, delivering serial, parallel and visual compute capabilities for HD video, 3D and data-intensive workloads in the APU. APUs combine high-performance serial and parallel processing cores with other special-purpose hardware accelerators. We designed our APUs for improved visual computing, security, performance-per-watt and smaller device form factors. In November 2010, we began shipping the first of our AMD Fusion family of APU processor products. These APUs feature our new x86 CPU core, codenamed “Bobcat,” which is designed specifically for the low-powered and ultra-thin PC markets.

Server.    Our microprocessors for server platforms consist primarily of multi-core AMD Opteron processors. A server is a system that performs services for connected clients as part of a client-server architecture. Servers are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers, print servers and cloud computing servers. These servers run a variety of applications including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models commonly referred to as high performance computing. Cloud computing is a computing model where data, applications and services are delivered over the internet or an intranet. High performance computing involves the use of supercomputers and computer clusters to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration.

AMD Opteron processors also allow enterprise customers to efficiently implement virtualization across their businesses. Virtualization is the use of software to allow multiple discrete operating systems and application environments (i.e., multiple virtual servers) to share a single physical computer. By enabling multiple operating systems and applications to run on the same server, virtualization offers the benefit of consolidating workloads and reducing hardware requirements, which can also reduce power, cooling and system management costs.

In March 2010, we launched the AMD Opteron 6000 Series platform, our 8- and 12-core x86 processors for the high volume 2 processor (2P) and value 4 processor (4P) server markets. In June 2010, we launched the AMD Opteron 4000 Series platform designed specifically for the unique needs of cloud and hyperscale data centers.

Notebook.    Consumers continue to demand thinner and lighter notebook platforms with longer battery life. In response to this demand, we continue to invest in designing and developing low power notebook platforms.

Our microprocessors for notebook PC platforms consist of the AMD Dual-Core Accelerated Processor E-350, AMD Dual-Core Accelerated Processor C-50, AMD Phenom™ II Dual-Core Mobile Processor, AMD Phenom II Quad-Core Mobile Processor, AMD Turion™ X2 Mobile Processor, AMD Turion II Mobile Processor, AMD Turion II Ultra Mobile Processor, AMD Turion Neo X2 Mobile Processor, AMD Athlon™ II processor, AMD Athlon Neo processor, AMD Athlon Neo X2 Dual-Core processor and the Mobile AMD Sempron™ processor. We design our mobile processor products for higher performance and longer battery life.

In May 2010, we launched two notebook platforms targeted at the mainstream market and the market for small and thin-and-light notebooks. In January 2011, we launched a low power notebook platform in two APU variations: E-Series and C-Series. Our low powered platform with the E-Series “Zacate” APU is targeted at mainstream notebooks, while our low powered platform with the C-Series “Ontario” APU is targeted at HD netbooks. In January 2011, we also updated our mainstream notebook platform, in order to deliver to users more performance and a better experience when multi-tasking and on entertainment and media applications.

Desktop.    Our microprocessors for desktop PC platforms consist primarily of the following tiered product brands: AMD Phenom II, AMD Phenom, AMD Athlon II, AMD Athlon X2, AMD Athlon and AMD Sempron processors, which are based on AMD64 Technology. Processors marked under these brand names include single-, dual-, triple-, quad- and six- core versions. All AMD desktop microprocessors are based on AMD Direct Connect Architecture. AMD Phenom branded processors are designed for megatasking, or running multiple, multi-threaded applications at the same time. Additionally, our Direct Connect Architecture allows all cores to have optimum access to the integrated memory controller and integrated HyperTransport links, so that performance scales well with the number of cores. We designed the AMD Athlon processors for advanced multitasking on mainstream desktop PCs, and they are currently available with single or dual-core technology. We designed the AMD Athlon dual-core processors for users who run software applications, such as productivity applications, multimedia applications and basic content creation, simultaneously. Our AMD processors are designed to enable an end-user to perform multiple tasks with little or no performance interruption, such as downloading audio files such as MP3s, recording to digital media devices, checking and writing email and editing a digital photo.

In April 2010, we launched new mainstream and enthusiast desktop platforms. These new platforms are enhanced with our latest graphics technology for HD digital media and 3D entertainment and multi-core processors for multi-tasking, including the new six-core AMD Phenom II X6 processor. Consistent with our other AMD Phenom processors, both the AMD Phenom II X6 1055T and 1090T contain AMD’s Turbo CORE technology. AMD Turbo CORE technology is a performance boosting technology that automatically switches from six cores to three turbocharged cores for applications that require speed over multiple cores. While in Turbo CORE mode, the AMD Phenom II X6 processor shifts frequency speed from 3.2GHz on six cores, to 3.6GHz on three cores. In addition, the E-Series 2011 low power platform can be used in all-in-ones and small form factor desktop PCs.

Embedded Processor Products

Our embedded products address customer needs in PC-adjacent markets. Typically, our embedded products are used in applications that require high to moderate levels of performance where key features include low cost, mobility, low power and small form factor. High performance graphics are increasingly important in many embedded systems. Customers of our embedded products include vendors in industrial controls, digital signage, point of sale/self-service kiosks, medical imaging, set-top box and casino gaming machines as well as enterprise class telecommunications, networking, security, storage systems and thin-clients, or computers that serve as an access device on a network.

The embedded market has moved from developing proprietary, custom designs to leveraging the industry-standard x86 instruction set architecture as a way to reduce costs and speed time to market. Customer requirements for these systems include: very low power for small enclosures and 24x7 operation, support for Linux, Windows and other operating systems, and high-performance for increasingly sophisticated applications. Other requirements include advanced specifications for industrial temperatures, shock and vibration, and reliability.

Our embedded platforms include options from the AMD Opteron, AMD Athlon, AMD Turion, and AMD Sempron processor families; the AMD Embedded G-Series, which is the embedded version of our APUs; the AMD Radeon™ graphics processor family; and numerous AMD chipsets. These products are part of the AMD Longevity Program, which provides for an availability period of up to five years in some cases in order to support lengthy development and qualification cycles and long-term life of the system in the market.

In April 2010, we announced two new complete platforms for the embedded market, the compact ASB2 platform and the high-performance AM3 platform with improved graphics performance and I/O features. Our embedded platforms consist of chipset and graphics solutions along with high-performance CPUs. In January 2011, we launched the AMD Embedded G-Series platform. Based on AMD Fusion technology, the new G-Series delivers a full-featured embedded platform and is designed to help reduce power consumption, physical footprint of the components and the costs to design and produce highly-integrated embedded solutions.

Chipset Market and Products

Chipsets send data between the microprocessor and input, display and storage devices, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of computer systems. All desktop, notebook and server PCs incorporate a chipset. In many PCs, the chipset is integrated with additional functions such as a GPU. An integrated chipset solution is commonly known as an IGP (integrated graphics processor) chipset. Chipsets that do not integrate a graphics core will be connected to what is known as a discrete GPU. IGP chipsets offer a lower cost solution and in some circumstances can offer reduced power consumption or smaller system form factors. A majority of PCs make use of IGP chipsets, while discrete GPUs are used in higher performance PCs and servers.

In November 2010, we began shipping the first of our AMD Fusion family of APU processor products. The APU architecture replaces an IGP-type chipset with an AMD Fusion Controller Hub chip which performs the input and output functions of the chipset. We believe that the combination of an APU and the AMD Fusion Controller Hub will eventually replace our market for IGP chipsets. We expect that our portfolio of products will continue to include discrete GPUs as we continue to introduce high performance CPUs in 2011.

Graphics Products

Graphics Market

The primary product of a semiconductor graphics supplier is the GPU. The GPU is specifically architected for high performance graphics processing, unlike the CPU. In this way, a dedicated GPU and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a discrete GPU, an integrated chipset, or an embedded graphics processor solution. The semiconductor graphics market addresses the need for visual or parallel processing in various computing and entertainment platforms such as desktop PCs, notebook PCs and workstations. Users of these products value a rich visual experience, particularly in the high-end enthusiast market where consumers often seek out the fastest and highest performing visual processing products to enable the most compelling and immersive gaming experiences. Moreover, for many consumers, the PC is evolving from a traditional data and communications processing machine to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to PC manufacturers designing PCs for playing games, displaying photos and capturing TV and other multimedia content, viewing online videos, photo editing and managing digital content. In turn, the trend has contributed to the development of higher performance graphics solutions.

Graphics Products

Our customers generally use our graphics solutions to increase the speed of rendering images and to improve image resolution and color definition. Our products include 3D graphics and video and multimedia products developed for use in desktop and notebook PCs, including home media PCs, professional workstations and servers. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. Our latest generation of graphics products and related software offer full support for the Microsoft® Windows® 7 and Microsoft® Windows® Vista operating systems. In addition, our graphics products support Apple’s Mac OS X, as well as Linux® -based applications.

Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that relies more on the GPU or a combination of GPU and CPU. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable AMD GPUs, working in concert with the computer system’s CPUs, to accelerate applications beyond traditional graphics and video processing by allowing the CPUs and GPUs to process information cooperatively. Heterogeneous computing enables PCs and servers to run computationally-intensive tasks more efficiently, providing a superior application experience to the end user. In addition, our latest generation of graphics products offers full support for the Microsoft DirectX® 11 (DX 11) and OpenCL application programming interface standards which enable the handling of key multimedia tasks such as gaming programming and video. OpenCL is the widely adopted industry standard for running parallel tasks on CPUs and GPUs using the same code.

We believe that consumers will increasingly utilize graphic intensive applications that will require discrete GPUs. With our APUs, we offer discrete level GPU performance at value and mainstream price points with the added benefit of long battery life in notebook PCs and lower power computing devices. Additionally, a mainstream APU, when paired with an AMD discrete GPU, in multi-GPU configuration will enable greater graphics performance and parallel processing. As the visual experience grows in importance, semiconductor graphics suppliers and software developers are recognizing the potential of leveraging the GPU’s computing capabilities to accelerate certain workloads. As a result, we expect that competitors in the CPU market will continue to deliver products that will require discrete GPUs to meet end user expectations.

Discrete Desktop Graphics.    Although desktop PC manufacturers have tended to rely on IGP chipsets for graphics, we believe that discrete graphic solutions will continue to be the preferred solution across desktop PC configurations and platforms designed for gaming enthusiasts, computer aided design, or CAD, professionals and animators as well as for multimedia, photo and video editing and other graphic-intensive applications. Our discrete GPUs for desktop PCs include the AMD Radeon HD 6000 series, ATI Radeon HD 5000 series, ATI Radeon HD 4000 series and ATI Radeon HD 3000 series. In February 2010, we introduced the ATI Radeon HD 5830 with full support for DX 11 gaming, AMD Eyefinity technology and AMD Stream capabilities. AMD Eyefinity is a technology that allows a game to be played across multiple screens in a panoramic view with minimal distortion by allowing up to six monitors to be connected to one graphics card. Also in February 2010, we launched the ATI Radeon HD 5570 graphics card, targeting end-users seeking an energy efficient, low-profile DX 11 card for small form factor PCs, and the ATI Radeon HD 5450 graphics card designed to deliver enthusiast HD multimedia and game experience at a value price. In December 2010, we launched the AMD Radeon HD 6900 series graphics processors, providing gaming enthusiasts with AMD’s second-generation DX 11-capable architecture, AMD HD3D technology for 3D entertainment, and AMD Eyefinity multi-display technology.

Discrete Notebook Graphics.    When selecting a graphics solution, key considerations for notebook PC manufacturers are visual performance, power consumption, form factor and cost. Our discrete GPU’s for notebook PCs include: the AMD Radeon HD 6000M series, ATI Mobility Radeon HD 5000 series and ATI Mobility Radeon HD 4000 series. In January 2010, we launched our ATI Mobility Radeon HD 5800 series for gaming enthusiasts, the ATI Mobility Radeon HD 5700 and 5600 series for multimedia performance notebooks, and ATI Mobility Radeon HD 5400 series for value and ultra-thin notebooks. In September 2010, we launched the ATI Radeon HD 5870 and the ATI Radeon HD 5850. The ATI Radeon HD 5800 series of graphics cards is designed to expand PC users’ computing experience with AMD Eyefinity multi-display technology and accelerate their computing experience with AMD Accelerated Parallel Processing. In January 2011, we launched the AMD Radeon HD 6000M series graphics, which feature second generation DX 11-capable architecture, enhanced 3D gaming and Blu-ray 3D video playback capabilities, AMD Eyefinity support and enhanced power management features.

Professional Graphics.    Our AMD FirePro™ family of professional graphics products consist of 3D and 2D multi-view graphics cards and GPUs that we designed for integration in notebook and desktop workstations, as well as business PCs. We designed our AMD FirePro 3D graphics cards for demanding applications such as CAD and digital content creation, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. Our AMD FirePro 2D Multi-View graphics cards and AMD FireMV 2D workstation cards are designed for financial and corporate environments.

We also provide graphics products for the server market, where we leverage our graphics expertise and align our offerings to provide the stability, video quality and bus architectures desired by our customers. Through our ATI CrossFireTM Pro, we enable CAD professionals and digital content creators to connect two identical AMD FirePro 3D graphics cards with a flex cable connection that can enhance performance of geometry-limited applications.

FireStream Processors.    We designed our AMD FireStream™ series of products to utilize the parallel stream processing power of the GPU for heavy floating-point computations and to meet the requirements of various industries, such as the high-performance computing and the scientific and financial sectors. In June 2010, we launched the ATI FireStream 9350 and 9370 GPU compute accelerators targeted to handle high performance computing, and cloud and enterprise scale deployments for commercial, scientific and academic research markets.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market by providing customized GPUs for graphics in videogame consoles such as the Microsoft® Xbox 360™ and Nintendo Wii.

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

We generally warrant that our microprocessors, GPUs and chipsets sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, we also offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI branded PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We market and sell our microprocessor and embedded processor products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD Phenom, AMD Athlon and AMD Sempron. Our notebook PC brands for microprocessors are AMD Phenom, AMD Turion, AMD Athlon and AMD Sempron. AMD Athlon processors and AMD Turion processors are sometimes marketed using the “Neo” model designator for low power products targeted at the thin-and-light notebook segment. Our server brand for microprocessors is AMD Opteron. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Turion and AMD Sempron processors as embedded processor solutions. We market and sell our chipsets under the AMD trademark.

Prior to October 2010, we marketed and sold GPUs for the consumer and professional markets under the ATI trademark. In October 2010, we transitioned the consumer graphics brand name from ATI Radeon to AMD Radeon for new products. All previously launched products retain the ATI Radeon brand name. In January 2011, we transitioned the brand name from ATI to AMD for new professional graphics products launching in 2011. All previously launched professional graphics products will retain the following brand names: ATI FirePro, ATI FireGLTM and ATI FireMV.

We launch or update new platforms for consumers in the desktop and notebook markets under our VISION Technology from AMD brand. We launched VISION Technology in late 2009 as a new way to help consumers select the PC that best meets their needs. We designed VISION Technology to simplify the buying process for consumers by more clearly connecting our brand to the level of activities that consumers want to perform on the PC. VISION Technology contains multiple levels of increasingly rich PC system capabilities to address the diverse needs of today’s PC users. In January 2010, we introduced VISION Pro Technology. Designed for business users, VISION Pro Technology extends the approach of VISION Technology to commercial PC platforms. In May 2010, we introduced VISION Black, to enable the highest end capabilities sought by enthusiasts, primarily on desktop PCs.

We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers or third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our co-marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products, subject to meeting defined criteria. Original Equipment Manufacturers, or OEMs, customers may qualify for market development funds based on purchases of eligible products.

Customers

Our microprocessor customers consist primarily of OEMs, original design manufacturers, or ODMs, system builders and independent distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers, OEMs and system builders. Our graphics products customers include the foregoing as well as AIBs, or add-in-board manufacturers.

Customers of our chipset products consist primarily of PC and server OEMs, often through ODMs or other contract manufacturers who build the OEM motherboards, as well as desktop and server motherboard manufacturers who incorporate chipsets into their channel motherboards.

Our sales and marketing teams work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet our customers’ needs. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products in order to assist in optimizing product compatibility. We believe that our commitment to customer service and design support improves our customers’ time-to-market and fosters relationships that encourage customers to use the next generation of our products.

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktop and notebook PCs, and PC motherboards.

In 2010, Hewlett-Packard Company accounted for more than 10% of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. Five customers, including Hewlett-Packard, accounted for approximately 55% of the net revenue attributable to our Computing Solutions segment. In addition, five customers accounted for approximately 46% of the net revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

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

Competition in the Microprocessor Market

Intel Corporation has dominated the market for microprocessors for many years. Intel’s market share and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and a lower average selling price for our products, and adversely affect our margins and profitability.

As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating, and allocation strategies and pricing actions, designed to limit our market share and margins;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers and channel partners;

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

Intel also leverages its dominance in the microprocessor market to sell its integrated chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Moreover, computer manufacturers are increasingly using integrated graphics chipsets rather than discrete graphics components, particularly for notebooks, because they cost less than traditional discrete graphics components while offering satisfactory graphics performance for most mainstream PCs. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation (Nvidia), preferential access to its proprietary graphics interface or other useful information.

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

Other potential competitors include solution providers of ARM Ltd.’s (ARM) powered products used in the mobile and embedded electronics market as relatively low cost and small microprocessors and also in form factors that offer an alternative to mainstream PCs such as netbooks and tablets. In addition, Nvidia recently announced its plans to build custom CPU cores based on ARM architecture to support future products ranging from PCs and servers to workstations and super computers.

Competition in the Chipset Market

In the chipset market, our competitors include suppliers of integrated graphics chipsets. PC manufacturers are increasingly choosing to use integrated chipsets, particularly for notebooks, because they cost less than traditional discrete GPUs while offering acceptable graphics performance for most mainstream PC users. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor in this market.

Competition in the Graphics Market

In the graphics market, our competitors include integrated graphics and discrete graphics suppliers. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost less than traditional discrete GPUs while offering acceptable graphics performance for most mainstream PC users.

Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia, preferential access to its proprietary graphics interface or other useful information.

Other than Intel, our principal competitor is Nvidia. AMD and Nvidia are the two principal players offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly higher barrier to entry in this market.

In the game console category, we compete primarily against Nvidia. Other competitors include Intel and IBM.

Research and Development

We focus our research and development activities on improving and enhancing product design. One main area of focus is on delivering the next generation of products with greater system level integration of the CPU and GPU, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors and APU products for notebook PCs and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low power integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing. We believe that these integrated platforms will bring customers better time-to-market and increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and we work with others in the industry, public foundations, universities and industry consortia to conduct early stage research and development.

Our research and development expenses for 2010, 2009, and 2008 were approximately $1.4 billion, $1.7 billion and $1.8 billion. For more information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in Canada, India, Germany, United Kingdom, Singapore, China, Japan, and Taiwan.

Manufacturing Arrangements and Assembly and Test Facilities

Third-Party Foundry Facilities

GLOBALFOUNDRIES, Inc. On March 2, 2009, together with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., we formed GLOBALFOUNDRIES, Inc. (GF), a manufacturing joint venture that manufactures semiconductor products and provides certain foundry services to us. Pursuant to the Master Transaction Agreement entered into among the parties on October 6, 2008, as amended, we contributed certain manufacturing -related assets and liabilities to GF in exchange for securities of GF and the assumption of specified AMD liabilities by GF. At the closing of the transactions, we also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), with ATIC and GF, certain terms of each of which are summarized below.

Shareholders’ Agreement.    The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The number of directors a GF shareholder may designate is determined according to the percentage of GF shares it owns on a fully converted to GF Ordinary Shares basis. We currently have the right to designate one director. Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of the closing of the transactions, or March 2, 2011, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to us in exchange for cash. In addition, in the event of a change of control of AMD, ATIC will have the option to purchase in cash any or all GF securities (valued at their fair market value) held by us and our permitted transferees, ATIC can require us or the other party to the change in control transaction to assume a pro-rata portion of ATIC’s funding commitment under the Funding Agreement until 2013, and ATIC can require the other party to the change in control transaction to guarantee all of our obligations under the transaction documents.

Funding Agreement.    The Funding Agreement provides for the future funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over a five-year period commencing from the closing of the transactions. We have the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to our interest in the fully converted Ordinary Shares of GF. To the extent we choose not to participate in an equity financing of GF, ATIC is obligated to purchase our share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement. ATIC’s obligations to provide funding are subject to certain conditions.

On December 27, 2010, ATIC International Investment Company LLC, an affiliate of ATIC, contributed all of the outstanding Ordinary Shares of GLOBALFOUNDRIES Singapore Pte. Ltd., (formerly Chartered

Semiconductor Manufacturing Ltd.) (GFS), to GF. As a result, we amended and restated the Shareholders’ Agreement and the Funding Agreement. Subject to certain exceptions set forth in the Amended and Restated Shareholders’ Agreement, our right to designate one representative to the GF board of directors will continue for at least two years following the date on which our ownership in GF, on a fully converted to GF Ordinary Shares basis, falls below 10%, the point at which we previously lost the right to such board representative. Pursuant to the Amended and Restated Funding Agreement, for each equity funding under the Funding Agreement on or after November 17, 2010, the securities issued in consideration thereof will consist solely of GF’s Class A Preferred Shares. In addition, the purchase price per Class A Preferred Share is determined by dividing GF’s net tangible assets (derived from its most recent fiscal year-end audited consolidated balance sheet) by GF’s total number of outstanding preferred shares (assuming the conversion of any outstanding GF Class A subordinated convertible notes into Class A Preferred Shares and Class B subordinated convertible notes into Class B Preferred Shares) as of the date of the balance sheet referred to above and multiplying by 1.10. Prior to November 17, 2010, the funding multiple was 0.90.

Wafer Supply Agreement.    We purchase substantially all of our microprocessor product requirements from GF pursuant to the terms of the Wafer Supply Agreement. We currently pay GF for wafers on a cost-plus basis. If we acquire a third-party business that manufactures microprocessor products, we will have up to two years to transition the manufacture of such products to GF. In addition, once GF develops certain specific qualified processes for bulk silicon wafers, we will purchase from GF, where competitive, specified percentages of our GPU wafer requirements. We agreed not to sell, transfer or dispose of all or substantially all of our assets related to GPU products and related technology to any third party without GF’s consent, unless the transferee agrees to be bound by the terms of the Wafer Supply Agreement, including its minimum purchase obligations, where competitive, with respect to GPU products. We will provide GF with binding product forecasts of our product requirements. After reviewing forecasts provided by us, as agreed by the parties, GF will allocate capacity sufficient to produce our microprocessor product volumes as set forth in the binding forecasts. At our request, GF will also provide sort services to us on a product-by-product basis. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for us.

The Wafer Supply Agreement terminates no later than March 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock occurs because AMD or ATIC, as the shareholders of GF, are unable to agree on GF’s annual business plan and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider and continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement. During the transition period, pricing for microprocessor products will remain as set forth in the Wafer Supply Agreement, but our purchase commitments to GF will no longer apply.

GF fabricates wafers for our microprocessors at its facilities primarily on 45nm process technology. In addition, we are in the process of qualifying GF’s 32nm process technology for our products.

We also have foundry arrangements with Taiwan Semiconductor Manufacturing Company (TSMC) for the production of our graphics and chipset products, embedded processors, as well as two of our APU products. Currently, we are in production in TSMC’s 300 millimeter and 200 millimeter fabrication facilities in technologies ranging from 40nm to 250nm. We are currently in the process of qualifying 28nm process technology at multiple foundries for certain products. Smaller process geometries can lead to gains in graphics processing performance, lower power consumption and lower per unit manufacturing costs.

Other Third-Party Manufacturers

We outsource board-level graphics product manufacturing to third-party manufacturers. These include Foxconn and PC Partner with locations in China. Our facility in Markham, Ontario, Canada is primarily devoted to prototyping for new graphics product introductions.

Assembly, Test, Mark and Packaging Facilities

We own and operate three microprocessor assembly, test, mark and packaging facilities. Wafers for our microprocessor and embedded processor products are delivered from third party foundries, to our assembly, test, mark and packaging facilities. Our microprocessor assembly, test, mark and packaging facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly & Test
Singapore(1)	215,000	Test, Mark & Packaging
Suzhou, China	44,000	Test, Mark & Packaging

(1)	165,000 sq. ft. of the Singapore facility is currently vacant. The facility is 380,000 square feet in total.

Wafers for our graphics products are delivered from the third party foundry to our test, assembly and packaging partners, which include Advanced Semiconductor Engineering Group, Amkor, King Yuan Electronics, Siliconware Precision Industries and STATS-ChipPAC Limited, who package and test the final semiconductor products.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 25, 2010 we had more than 4,100 patents in the United States and approximately 1,300 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the cross-license agreement that we entered into with Intel on November 11, 2009, in connection with the settlement of our litigation. Under the cross license agreement, Intel has granted to us and our subsidiaries, and we have granted Intel and its subsidiaries, non-exclusive, royalty-free licenses to all patents that are either owned or controlled by the parties at any time that have a first effective filing date or priority date prior to the five-year anniversary of the effective date of the cross license agreement, referred to as the “Capture Period,” to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. Under the cross license agreement, Intel has rights to make semiconductor products for third parties, but the third party product designs are not licensed as a result of such manufacture. We have rights to perform assembly and testing for third parties but not rights to make semiconductor products for third parties. The term of the cross license agreement continues until the expiration of the last to expire of the licensed patents, unless earlier terminated. A party can terminate the cross license agreement or the rights and licenses of the other party if the other party materially breaches the cross license agreement and does not correct the noticed material breach within 60 days. Upon such termination, the terminated party’s license rights terminate but the terminating party’s license rights continue, subject to that party’s continued compliance with the terms of the cross license agreement. The cross license agreement and the Capture Period will automatically terminate if a party undergoes a change of control (as defined in the cross license agreement) and both parties’ licenses will terminate. Upon the bankruptcy of a party, that party may assume, but may not assign, the cross license agreement, and in the event that the cross license agreement cannot be assumed, the cross license agreement and the licenses granted will terminate.

We also have a patent cross license agreement with GF pursuant to which each party granted to the other a non-exclusive license under patents filed by a party (or are otherwise acquired by a party) within a certain number of years following the effective date of the agreement. In 2009, under the agreements with GF, we assigned approximately 3,000 patents and approximately 1,000 patent applications to GF. GF owns its allocation of patents and applications subject to pre-existing rights, licenses or immunities granted to third parties relating to such patents and applications. The patents and patent applications to be owned by each party after the division were licensed to the other party pursuant to the agreement.

In addition, we entered into a Non-Patent Intellectual Property and Technology Transfer Agreement with GF pursuant to which we assigned to GF all of our right, title and interest in technology and non-patent intellectual property rights used exclusively in the manufacture, sorting and/or intermediate testing of semiconductor products. We retained technology and non-patent intellectual property rights used exclusively in the design and/or post-fabrication delivery testing of semiconductors. Technology and non-patent intellectual property rights used both in the manufacture, sorting and/or intermediate testing of semiconductor products and in the design and/or post-fabrication delivery testing of semiconductor products is owned jointly by us and GF.

Backlog

We sell standard lines of products. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Some of these orders or agreements may be revised or cancelled without penalty. Generally, in light of current industry practice, we do not believe that such orders or agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

As of December 25, 2010, we had approximately 11,100 employees.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries considering similar restrictions. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo (DRC). As a result, the SEC is required to promulgate by April 15, 2011, new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are considering market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized, could potentially be approved and implemented as early as the fourth quarter of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from these markets. We have management systems in place to identify and ensure compliance with such requirements and have budgeted for foreseeable associated expenditures. However, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, we expect our customers to ship computer systems with our AMD Fusion accelerated APU codenamed “Llano,” in the second quarter of 2011. If we fail to or are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

Moreover, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain an overall corporate average selling price. If we are unable to introduce new products with sufficient increases in average selling price or increased unit sales volumes capable of offsetting the reductions in the average selling price of existing products, our business could be materially adversely affected.

We rely on third parties to manufacture our products, and if they are unable to manufacture our products on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.

We rely on third party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third party providers to assemble, test, mark and pack certain of our products. It is important to have reliable relationships with all of these third party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

If we transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third party manufacturing supplier, or if we for other reasons cease utilizing one of those suppliers, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative third party manufacturing suppliers, which could have a material adverse effect on our business.

Moreover, if any of our third party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. Macroeconomic challenges, such as those that recently affected the global economy, may impact our key suppliers who may reduce their output or become insolvent. Any of these situations could materially adversely impact our business.

Additionally, we do not have long-term commitment contracts with some of our third party manufacturing suppliers. We obtain these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. For example, we experienced constrained wafer foundry capacity for our graphics products that we introduced in the second half of 2009 and the first half of 2010. If we experience supply constraints, we may be required to allocate these products amongst our customers. Some of the manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Other risks associated with our dependence on third-party manufacturers, include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, and limited ability to manage inventory and parts. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

If we do not fully utilize GF’s manufacturing facilities or do not otherwise realize the anticipated benefits of our relationship with GF, our business could be adversely impacted.

Although we anticipate realizing certain benefits to our business from our relationship with GF, including a more variable cost model and the ability to take advantage of the shift by integrated device manufacturers to a fabless business model, we cannot assure you that our relationship with GF and ATIC will result in the full realization of these or any other benefits.

Pursuant to the Wafer Supply Agreement between us and GF, we compensate GF on a cost plus-basis to manufacture the silicon wafers for our microprocessor and future APU products, which can result in increased per unit manufacturing costs for AMD compared to manufacturing wafers in-house and may have a negative impact on our reported gross margins. If GF fails to operate at a competitive cost level, our business could be materially adversely affected. In addition, our contractual commitments to GF under the Wafer Supply Agreement require us to use GF’s manufacturing facilities for our microprocessor products. In January 2010, GF announced that it is integrating operations with GFS and in December 2010, GF and GFS legally merged. As a result, GF significantly expanded its customer base to over 150 customers. Although GF manufacturing capacity also increased, the integration process and the increased customer base could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

In addition, the under-utilization of GF manufacturing facilities may increase our per unit costs. It is difficult to predict future growth or decline in the demand for our products, making it difficult to forecast our requirements accurately. If our target markets do not grow, we may under-utilize GF manufacturing facilities. Because of our commitments to GF, during periods in which we under-utilize GF manufacturing facilities as a result of reduced demand for our products, we may not be able to reduce our costs in proportion to the reduced revenues for such a period. If this occurs, our operating results will be materially adversely affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, GF will manufacture certain of our APUs using 32nm process technology. GF has experienced delays in transitioning to 32nm process technology, which has delayed the introduction of certain APU products. If GF continues to experience delays or difficulties transitioning to 32nm or other advanced process technologies, our business would be materially adversely affected. Moreover, if GF continues to experience manufacturing inefficiencies or other third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

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

Collectively, our top five customers accounted for approximately 49% of our net revenue in 2010. On a segment basis, during 2010 five customers accounted for approximately 55% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 46% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

We are currently conducting a search for a chief executive officer, and our inability to attract and retain qualified personnel may hinder our business.

We are currently conducting a search for a chief executive officer. The transition to a chief executive officer may be disruptive to our operations and create uncertainty about our business and future direction. Until a chief executive officer is identified, it may be more difficult for us to hire and retain other key personnel. Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are unable to successfully hire a chief executive officer or to continue to attract, train, and retain qualified personnel, the progress of our product development programs could be hindered, and we could be materially adversely affected. Even if we are able to hire and retain a qualified chief executive officer in a timely manner, we may continue to experience operational inefficiencies and disruptions during the transition period and our business may be materially adversely affected.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of December 25, 2010 were $2.4 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $229 million related to our accounts receivable financing arrangement with the IBM Parties, which is not a cash obligation.

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

In addition, the guarantee agreement related to the euro 700 Million Term Loan Facility that we transferred to GF contains restrictive covenants that require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these financial ratios or tests could result in a default under the term loan facility, which could cause the lenders to exercise their rights under the guarantee agreement.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of December 25, 2010, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.3 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to:

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

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and notebook PCs and servers. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past, are currently affecting us and may materially adversely affect us in the future. As a result of macroeconomic challenges that recently affected the global economy in 2008 and 2009, end-user demand for PCs and servers decreased significantly. Although end-user PC demand increased in the first half of 2010, the pace of that growth slowed in the second half of 2010. In addition, form factors have steadily shifted from desktop PCs to mobile PCs over the past three years, and we expect that this trajectory will continue.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, since their introduction, tablets have experienced increasing adoption by consumers. Tablet sales could negatively impact sales of PCs to consumers, which could adversely impact our business. Also, Intel has transitioned to 32nm process technology and is transitioning to 28nm process technology before us. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

Our operating results are subject to quarterly and seasonal sales patterns.

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season and weaker in the first quarter. European sales have also been historically weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third party manufacturing suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers. For example, in manufacturing our microprocessor and APU products, GF is largely dependent on one supplier of our silicon-on-insulator (SOI) wafers. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessor and APU products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we and our third party manufacturing suppliers are unable to procure certain of these materials, or our foundries are unable to procure materials for manufacturing our products, our business would be materially adversely affected.

Our issuance to WCH of warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of the remainder of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

The warrants issued to WCH became exercisable in July 2009. Any issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares owned by WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants could depress the price of our common stock.

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

Products as complex as those we offer may contain defects or failures when first introduced or when new versions or enhancements to existing products are released. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our business.

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

Our receipt of royalty revenues is dependent upon our technology being designed into third-party products and the success of those products.

Our graphics technology for game consoles is used in game consoles, including the Nintendo Wii and Microsoft Xbox 360. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as royalties paid to us by these third parties. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If these third parties do not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of these third parties and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

If we fail to maintain the efficiency of our supply chain as we respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse affect on our business.

We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management, and information technology support services.

We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, our manufacturing suppliers and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our older products as our new products are introduced; or

•	our competitors taking aggressive pricing actions.

Because market conditions are uncertain, these and other factors could materially adversely affect our business.

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

Additionally, distributors and AIBs typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIBs protect their inventory of our products against price reductions. We defer the gross margins on our sales to distributors and AIBs, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors or the AIBs. However, in the event of a significant decline in the price of our products, the price protection rights we offer would materially adversely affect us because our revenue would decline.

Our worldwide operations are subject to political and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 88% in 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Worldwide economic and political conditions may adversely affect demand for our products.

Economic instability in the United States could negatively impact our business. Continued uncertainty over the worldwide economic environment may adversely impact consumer confidence and spending, causing our customers to postpone purchases.

Moreover, political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflicts are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Also, the occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted there under may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the United States and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected.

We are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time we are a defendant or plaintiff in various legal actions. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us may result in the payment of damages that could be material to our business.

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring or have brought actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we do not obtain a license, these parties may file lawsuits against us seeking damages (potentially up to and including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment, and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Certain individuals have been charged by federal authorities with illegally trading in our stock using certain AMD confidential information.

Several individuals have pled guilty to conspiracy and securities fraud charges and, among other things, providing confidential information about us to a person who has been charged by federal authorities with illegally trading in our stock on the basis of that confidential information. In addition, one former employee has been charged in connection with ongoing proceedings relating to illegally trading in our stock using certain AMD confidential information. At this time, we cannot give any assurances as to whether any facts that may be discovered during the proceedings relating to this matter or other similar matters will be damaging to our business, results of operations or reputation.

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of December 25, 2010, the par value of all our auction rate securities, or ARS, was $66 million with an estimated fair value of $57 million. As of December 25, 2010, our investments in ARS included estimated fair values of approximately $32 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries considering similar restrictions. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the DRC. As a result, the SEC is required to promulgate by April 15, 2011, new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

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

We have not received any written comments that were issued not less than 180 days before December 25, 2010, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

At December 25, 2010, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, Taiwan, China, Singapore and Malaysia. These facilities totaled approximately 2.4 million square feet.

Our main facility with respect to our graphics and chipset products is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We occupy two other facilities in Markham, Ontario that comprise over 215,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space. We also currently own and operate three microprocessor assembly and test facilities comprising an aggregate of 465,000 square feet. Our current microprocessor assembly and test facilities are located in Malaysia, Singapore and China and are described in further detail in the “Assembly, Test, Mark and Packaging Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 218,000 square feet of land in Singapore and 422,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.

As of December 25, 2010, we also leased approximately 3.2 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 310,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2012. We are actively marketing this space for sublease.

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

AMD v. Samsung Electronics Co. et al.

On February 19, 2008, AMD and ATI filed a complaint against Samsung Electronics Co., Ltd. (Samsung) and related Samsung entities alleging infringement of six AMD patents. The complaint was amended in May 2008 to add a seventh patent and also to add two additional Samsung entities as defendants to the suit. The case was filed in U.S. District Court, Northern District of California. The AMD patents generally relate to semiconductors, semiconductor memory, and related products. AMD sought damages and injunctive relief. Samsung filed an answer and counterclaims, alleging infringement by AMD and/or ATI of six Samsung patents. The Samsung patents generally relate to semiconductor fabrication and design. Samsung sought damages and injunctive relief.

On December 22, 2010, we entered into a Patent License and Settlement Agreement with Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice, and Samsung agreed to pay us $283 million less any withholding taxes not to exceed a maximum rate of 16.5%. We received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) will be paid in two equal installments by May 31, 2011 and November 30, 2011.

SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On October 23, 2006, Silicon Graphics Inc. (SGI) filed a patent infringement lawsuit against ATI and AMD in the United States District Court for the Western District of Wisconsin, the original SGI v. ATI suit. SGI alleged that certain ATI products infringe U.S. Patent No. 6,650,327 (the ‘327 patent) and later amended its complaint to add two additional patents. AMD asserted counterclaims against SGI. SGI later abandoned its claims as to one patent, the District Court granted AMD’s motion for summary judgment of non-infringement as to a second patent, and the District Court also granted in part AMD’s motion for summary judgment of non-infringement on the ‘327 patent. Immediately following the District Court’s entry of partial summary judgment, SGI moved to dismiss its remaining infringement claims, and those claims were dismissed. The District Court granted AMD’s request to proceed with the trial on AMD’s counterclaims of invalidity and inequitable conduct. The jury verdict on February 8, 2008, found that certain claims of one of SGI’s patents were not invalid, and the District Court subsequently dismissed an inequitable conduct claim raised by AMD. AMD and SGI both appealed various aspects of the District Court’s rulings to the Court of Appeals for the Federal Circuit.

On April 1, 2009, SGI filed for bankruptcy, and through the bankruptcy proceeding changed its name to Graphics Properties Holdings, Inc. (“GPHI”). The Court of Appeals postponed the oral argument based on the automatic stay provisions of the bankruptcy code and the intertwined nature of AMD and SGI/GPHI’s appeals. On August 12, 2009, the bankruptcy court overseeing the SGI/GPHI matter issued an order lifting the stay, and SGI/GPHI requested that the Court of Appeals reschedule the oral argument. Oral argument took place on November 3, 2009. On June 4, 2010, the Court of Appeals issued an opinion in which it reversed portions of the Wisconsin District Court’s decision. The case was subsequently remanded to the Wisconsin District Court. On November 10, 2010, a Preliminary Pretrial Conference Order was filed to set the schedule for the case. The trial has been set for May 9, 2011. On January 31, 2011, the District Court entered an order on threshold issues, which, among other things, permits AMD to pursue its invalidity affirmative defense at trial and does not permit SGI to accuse AMD’s R7xx series of graphics products of infringement in this case. Pursuant to this order, SGI, which had asked to change its damages expert, may substitute its experts, but new experts are bound by the opinions already expressed by the former experts to the same extent the original experts would be. SGI served its damages report on February 7, 2011; however, the report is subject to the protective order entered by the District Court.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Cause No. 10-CV-08655 in the Southern District of New York

On November 16, 2010, GPHI (see SGI v ATI, above) filed suit against several AMD customers alleging infringement of the ‘327 patent identified in the original SGI v. ATI suit. All defendants except Nintendo are also accused of infringing U.S. Patent No. 7,518,615 (the ‘615 patent). Both patents relate to three-dimensional graphics. AMD has received requests for indemnification from some of the defendants in this lawsuit and is evaluating these requests.

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Cause No. 10-CV-00992 in the District of Delaware

On November 18, 2010, GPHI (see SGI v ATI above) filed suit against several AMD customers alleging infringement of two patents: the ‘327 patent identified in the original SGI v. ATI suit and the ‘615 patent. Both patents relate to three-dimensional graphics. AMD has received requests for indemnification from some of the defendants in this lawsuit and is evaluating these requests.

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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3.6 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

Other Matters

We are a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on our financial condition or results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 14, 2011, there were 7,389 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Year ended December 25, 2010
First quarter	$10.04	$7.10
Second quarter	$10.24	$7.30
Third quarter	$8.25	$5.53
Fourth quarter	$8.43	$6.77

	High	Low
Year ended December 26, 2009
First quarter	$3.78	$1.86
Second quarter	$4.90	$3.04
Third quarter	$6.30	$3.22
Fourth quarter	$9.95	$4.33

Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our Indenture for the 8.125% Senior Notes due 2017 dated November 30, 2009 with Wells Fargo Bank, N.A., as Trustee and our Indenture for the 7.75% Senior Notes due 2020 dated August 4, 2010 with Wells Fargo Bank, N.A., as Trustee, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each Indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the Indentures.

The information under the caption “Equity Compensation Plan Information” in our 2011 Proxy Statement is incorporated herein by reference.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock. During 2010, we did not repurchase any of our equity securities pursuant to this authorization.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 23, 2005 through December 25, 2010. The past performance of our common stock is no indication of future performance.

	Base Period 12/23/05	Years Ending
Company / Index		12/31/06	12/29/07	12/27/08	12/26/09	12/25/10
Advanced Micro Devices, Inc.	100	66.72	24.00	7.15	32.49	26.36
S&P 500 Index	100	113.94	121.02	73.17	96.74	110.11
S&P 500 Semiconductors Index	100	88.06	98.98	51.20	85.92	95.27

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 25, 2010

(In millions except per share amounts)

	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)
Net revenue	$6,494	$5,403	$5,808	$5,858	$5,627
Income (loss) from continuing operations(2)(3)(4)	471	296	(2,412)	(2,808)	(108)
Income (loss) from discontinued operations, net of tax(5)	—	(3)	(684)	(551)	(30)
Net income (loss) attributable to AMD common stockholders	$471	$304	$(3,129)	$(3,394)	$(166)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.66	$0.46	$(4.03)	$(5.09)	$(0.28)
Discontinued operations	—	—	(1.12)	(0.99)	(0.06)
Basic net income (loss) attributable to AMD common stockholders per common share	$0.66	$0.46	$(5.15)	$(6.08)	$(0.34)
Diluted
Continuing operations	$0.64	$0.45	$(4.03)	$(5.09)	$(0.28)
Discontinued operations	—	—	(1.12)	(0.99)	(0.06)
Diluted net income (loss) attributable to AMD common stockholders per common share	$0.64	$0.45	$(5.15)	$(6.08)	$(0.34)
Shares used in per share calculation
Basic	711	673	607	558	492
Diluted	733	678	607	558	492
Long-term debt, capital lease obligations and other, less current portion and other long term liabilities(6)	$2,270	$4,947	$5,059	$5,421	$4,189
Total assets(7)	$4,964	$9,078	$7,672	$11,547	$13,147

(1)

2006 includes the operations of ATI, which we acquired in October 2006. In addition, 2006 consisted of 53 weeks, whereas 2010, 2009, 2008 and 2007 consisted of 52 weeks. As a result, 2006 is not fully comparable to the other periods presented.

(2)	In 2007 and 2008, we recorded pre-tax goodwill impairment charges of $1,132 million and $1,089 million.
(3)

On November 11, 2009, we entered into a comprehensive settlement agreement with Intel. Pursuant to the settlement agreement, Intel paid us $1,250 million and we recorded a $1,242 million gain, net of certain expenses in 2009. On December 22, 2010, we entered into a settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay us $283 million, net of withholding taxes. We recorded this amount as a gain in 2010.

(4)

As of the beginning of 2010, we deconsolidated GF and began to account for our ownership interest in GF under the equity method of accounting. We recorded a one-time, non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for our share of GF’s operating results in 2010.

(5)

During 2008, we decided to divest our Digital Television business and classified it as discontinued operations and we entered into an agreement with Broadcom to sell certain assets related to this business. The sale transaction was completed during 2008 for $141.5 million and all periods prior to the sale have been recast to conform to this presentation.

(6)

Total long-term debt, capital lease obligations and other, less current portion and other long term liabilities decreased by $2,677 million from 2009 to 2010, primarily due to the deconsolidation of GF and the repurchase of $1,016 million principal amount of our 6.00% Notes in 2010.

(7)

Total assets decreased by $4,114 million from 2009 to 2010, primarily due to the deconsolidation of GF. Total assets increased by $1,406 million from 2008 to 2009, primarily due to higher cash, cash equivalents and marketable securities due to the cash received, including GF’s cash, which we consolidated in connection with the consummation of the GF manufacturing joint venture transaction. Total assets decreased by $3,875 million from 2007 to 2008, primarily due to the impairment of ATI acquisition-related goodwill and acquired intangible assets, lower cash, cash equivalents and marketable securities used to fund our operations, and the sale and impairment of assets associated with the divestiture of the Digital Television business unit in 2008. Total assets decreased by $1,600 million from 2006 to 2007, primarily due to the impairment of ATI acquisition-related goodwill and acquired intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of December 25, 2010 and December 26, 2009 and for each of the three years in the period ended December 25, 2010 and related notes, which are included in this Form 10-K as well as with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

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

In MD&A, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for 2010 compared to 2009 and 2009 compared to 2008, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we consolidated the accounts of GLOBALFOUNDRIES, Inc. (GF) and its consolidated subsidiaries from March 2, 2009 through December 26, 2009. Accordingly, for this period, references in this Item 7 and in Item 8 “Financial Statements and Supplementary Data” to “us,” “our,” or “AMD” include the consolidated operating results of AMD and its consolidated subsidiaries, including GF and its consolidated subsidiaries.

Overview

Entering 2010, our most important goals were: to deliver winning platform products; to differentiate ourselves with our graphics technology; to launch the AMD Fusion family of APUs and to demonstrate the success of our financial and business models focusing on semiconductor design.

In 2010, we delivered a number of new products. In April 2010, we launched our new mainstream and enthusiast desktop platforms, and in May 2010, we launched two notebook platforms targeted at the mainstream market and the small and thin-and-light notebook market. At a time when visual computing is becoming an increasingly important part of the user experience, we introduced the industry’s first mobile graphics processor with Microsoft DirectX® 11 (DX 11) gaming support for notebook computers and extended this family of DX 11 capable graphics into the mainstream and value segments of the PC market. Also, for servers, we launched our AMD Opteron 6000 series and Opteron 4000 series platforms, targeting the performance and value conscious markets. At the end of 2010, we had more than 70 designs with the major OEMs. However, despite the number of systems, we did not have the volume of sales that we would have liked, and we expect to increase our focus on this opportunity in 2011. Also in 2010, although we experienced a delay in delivering our APU manufactured using 32nm technology, we shipped the first of our AMD Fusion family of APU processor products featuring our new x86 CPU core, codenamed “Bobcat.”

On a macroeconomic level, consumer demand for end-user PC products grew in the first half of 2010, but the pace of that growth slowed in the second half of 2010. Despite the more challenging economic environment in the latter half of 2010, we were profitable in 2010. Our financial results improved in 2010 compared to 2009 as the demand for our Graphics and Computing Solutions segment products increased. Net revenue for 2010 was $6.5 billion, a 20% increase compared to net revenue of $5.4 billion for 2009, and during 2010, our sales in

China and Japan increased significantly by $561 million and $255 million, respectively, as compared to 2009. Beginning in the first quarter of 2010, we deconsolidated GF, and began accounting for our investment in GF under the equity method of accounting. Entering 2011, we announced that we will be applying the cost method of accounting for our investment in GF, and will no longer recognize any share of GF’s net income or loss in our consolidated statements of operations.

In 2010, we also made significant progress in improving our balance sheet by reducing our debt and adjusting our debt maturity schedule. Without taking into account GF’s debt, in the aggregate, we reduced our debt by approximately $357 million during 2010. Specifically, during 2010, we repurchased $1,016 million in aggregate principal amount of our outstanding 6.00% Senior Notes due 2015 (6.00% Notes), reducing the outstanding aggregate principal amount to $780 million, and we issued $500 million of 7.75% Senior Notes due 2020 (7.75% Notes). Our debt and capital lease obligations as of December 25, 2010 were $2.4 billion, which reflects the debt discount adjustment of $103 million on our 6.00% Notes and 8.125% Senior Notes Due 2017 (8.125% Notes). This amount also includes approximately $229 million related to our accounts receivable financing arrangement with IBM, which is not a cash obligation and is described in more detail in the “Financial Condition –Liquidity” section below. Furthermore, GAAP net cash used in operating activities was $412 million. We also generated non-GAAP adjusted free cash flow, which we describe in more detail in the “Financial Condition –Liquidity” section, of $355 million. Our cash, cash equivalents and marketable securities as of December 25, 2010 were $1.8 billion compared to $2.7 billion at December 26, 2009, of which $904 million represented GF cash and cash equivalents. Without taking into account the GF financial position, our cash, cash equivalents and marketable securities were essentially flat when compared to 2009.

GLOBALFOUNDRIES

Formation and Accounting in 2009

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, ATIC, and WCH, pursuant to which we formed GF. At the closing of these transactions (the Closing), we contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning our manufacturing facilities, certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of our patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange we received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to us in exchange for the transfer by us of 700,000 GF Class B Preferred Shares.

At the Closing, we also issued to WCH, for an aggregate purchase price of $125 million, 58 million shares of our common stock and warrants to purchase 35 million shares of our common stock at an exercise price of $0.01 per share (the Warrants). The Warrants are currently exercisable and expire on March 2, 2019. The shares issuable under these Warrants have been included in our basic and diluted earnings per share calculation since the third quarter of 2009 when the Warrants became exercisable.

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

At the Closing, AMD and ATIC owned 1,090,950, or 83%, and 218,190, or 17%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

In November 2009, upon the settlement of the Intel litigation (discussed in the “Legal Settlements” section, below) and the execution of a patent cross license agreement between us and Intel, the requirements satisfying the Reconciliation Event were met. As a result, GF’s Class A and Class B Preferred Shares vote on an as converted basis with any outstanding GF Ordinary Shares.

Class B Preferred Shares.    GF’s Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a liquidation, dissolution or winding up of GF (Liquidation Event). Each Class B Preferred Share is deemed to accrete in value at a rate of 12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B Preferred Shares or upon conversion of the Class B Preferred Shares. Upon a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate. Each Class B Preferred Share will also automatically convert into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The initial Class B Conversion Rate is 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. The Class B Preferred Shares currently vote on an as-converted basis with any outstanding Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Preferred Shares.    GF’s Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event. The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. Upon a Liquidation Event, each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of any remaining assets of GF, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder, into Class B Ordinary Shares at the then applicable Class A Conversion Rate. Each Class A Preferred Share will also automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The initial Class A Conversion Rate is 100 Class B Ordinary Shares for each Class A Preferred Share, subject to customary anti-dilution adjustments. The Class A Preferred Shares currently vote on an as-converted basis with any outstanding Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes.    GF’s Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes mature ten years from the date of issuance. However, they automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes.    GF’s Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes mature ten years from the date of issuance. However, they automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Based on the structure of the transaction and the guidance on accounting for interests in variable interest entities, during 2009, GF was deemed a variable-interest entity, and we were deemed to be the primary beneficiary. Therefore, we were required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, was presented outside of stockholders’ equity in the consolidated balance sheet due to ATIC’s right to put those securities back to us in the event of a change of control of AMD during the two years following the date of the Closing. Our net income attributable to common stockholders per share consists of our consolidated net income, as adjusted for (i) the portion of GF’s losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (17% in 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to us, based on our proportional ownership interest of GF’s Class A Preferred Shares (83% in 2009).

At the Closing, we, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of which are summarized below.

Shareholders’ Agreement.    The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event (discussed above), the number of directors a GF shareholder may designate increases or decreases according to the percentage of GF’s shares it owns on a fully diluted basis. We had the right to designate three directors to the GF Board as of December 26, 2009. Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to us in exchange for cash. In addition, if a change of control of AMD occurs after the Reconciliation Event, ATIC will have the option to purchase in cash any or all of the GF securities (valued at their fair market value) held by us and our permitted transferees, ATIC can require us or the other party to the change in control transaction to assume a pro-rata portion of ATIC’s funding commitment under the Funding Agreement until 2013, and ATIC can require the other party to the change in control transaction to guarantee all of our obligations under the transaction documents.

Funding Agreement.    The Funding Agreement provides for the funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over five years from the Closing. The aggregate amount of equity funding to be provided by the shareholders in any year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GF. In addition, GF is required to obtain specified third-party debt in any given year, as set forth in its five-year capital plan. To the extent that GF obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. We have the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to our interest in the fully converted Ordinary Shares of GF. To the extent we choose not to participate in an equity financing of GF, ATIC is obligated to purchase our share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions, including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or us and the absence of a material breach or default by GF or us under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

During 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. We declined to participate in the funding. As of December 26, 2009, our ownership interest in GF (on a fully converted to Ordinary Shares basis) was approximately 32%.

Wafer Supply Agreement.    The Wafer Supply Agreement governs the terms by which we purchase products manufactured by GF. Pursuant to the Wafer Supply Agreement, we purchase substantially all of our microprocessor unit (MPU) product requirements from GF. We currently pay GF for wafers on a cost-plus basis. If we acquire a third-party business that manufactures MPU products, we will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes certain specific qualified processes for bulk silicon wafers, we will purchase from GF, where competitive, specified percentages of our GPU requirements. At our request, GF will also provide sort services to us on a product-by-product basis.

We will provide GF with binding product forecasts of our MPU and GPU product requirements. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for us.

The Wafer Supply Agreement is in effect through March 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock occurs because we or ATIC, as the shareholders of GF, are unable to agree on GF’s annual business plan and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement. During the transition period, pricing for microprocessor products will remain as set forth in the Wafer Supply Agreement, but our purchase commitments to GF will no longer apply.

Governance Changes, Funding and Accounting in 2010

Deconsolidation of GF

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with our consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provided for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009, prior to obtaining any regulatory approvals, we agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF Board approval. Additionally, if any such matters come before the GF Board, we agreed that our designated GF directors will vote in the same manner as the majority of ATIC-designated GF Board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes we no longer shared control with ATIC over GF. Based on our fully diluted ownership interest in GF, we had the right to designate two directors to the GF Board of Directors as of December 25, 2010.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for us beginning the first day of 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. We evaluated whether the governance changes described above would, pursuant to the new guidance, affect our consolidation of GF. We considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby we believe we only had protective rights relative to the operations of GF, we concluded that the other investor in GF, ATIC, is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, we deconsolidated GF and started accounting for our ownership interest in GF under the equity method of accounting. For purposes of our application of the equity method of accounting during 2010, we recorded our share of GF’s results, excluding the results of Chartered because GF did not have an equity ownership interest in Chartered. The terms of the Funding Agreement and the Wafer Supply Agreement described above were not affected by the deconsolidation of GF. Following the deconsolidation, GF became our related party. Our expenses related to GF’s wafer manufacturing were $1.2 billion and related to GF’s research and development activities were $114 million for the year ended December 25, 2010.

Funding of GF

Pursuant to each GF funding request from the beginning of 2010 through November 17, 2010, the equity securities issued by GF consisted of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. On November 24, 2010, we, ATIC and GF signed a letter agreement regarding fundings of GF. Pursuant to this letter agreement, the parties agreed that the securities to be issued in consideration of any future GF funding would consist solely of GF’s Class A Preferred Shares. In addition, the purchase price per Class A Preferred Share would be determined by dividing GF’s net tangible assets (derived from its most recent fiscal year-end audited consolidated balance sheet) by GF’s total number of outstanding preferred shares (assuming the conversion of any outstanding GF Class A Notes into Class A Preferred Shares and Class B Notes into Class B Preferred Shares) as of the date of the balance sheet referred to above and multiplying by 1.10. Prior to the letter agreement, the funding multiple was 0.90.

During 2010, ATIC contributed $930 million of cash to GF in exchange for GF securities consisting of 444,313 Class A Preferred Shares and 617,695 Class B Preferred Shares. We did not participate in the fundings. As a result, our ownership interest in GF’s Class A Preferred Shares decreased from approximately 83% as of December 26, 2009 to approximately 62% as of December 25, 2010, and our ownership interest in GF, on a fully converted to Ordinary Shares basis, was approximately 23%. These contributions resulted in an aggregate gain on issuance of new GF shares of $232 million, which we recorded as part of the equity in net loss of investee line item on our consolidated statement of operations.

GLOBALFOUNDRIES Singapore Pte. Ltd. (formerly Chartered) Contribution in Fiscal 2011

On December 27, 2010, ATIC International Investment Company LLC, an affiliate of ATIC, contributed all of the outstanding Ordinary Shares of GLOBALFOUNDRIES Singapore Pte. Ltd., a private limited company organized in Singapore (formerly Chartered), to GF in exchange for 2,808,981 newly issued Class A Preferred Shares. As a result, we amended and restated the Shareholders’ Agreement and the Funding Agreement. Subject

to certain exceptions set forth in the Amended and Restated Shareholders’ Agreement, our right to designate one representative to the GF board of directors will continue for at least two years following the date on which our ownership in GF, on a fully converted to GF Ordinary Shares basis, falls below 10%, the point at which we previously lost the right to such board representative. Among other things, the Amended and Restated Funding Agreement incorporated the terms of the letter agreement referenced above.

The issuance of Class A Preferred Shares to ATIC International diluted our ownership interest in GF from 23% to 14% on a fully converted to GF Ordinary Shares basis and from 34% to 18% on a voting basis. Moreover, as a result of the contribution, we expect to realize a non-cash gain as a result of the dilution of our equity interest in GF, which will be reflected in our investment in GF balance during the first quarter of 2011. We cannot estimate the amount of gain at this time, but we expect it to be material.

In connection with our reduced ownership interest in GF, we were required to decrease the number of AMD-designated directors on GF’s Board from two to one. Also, in connection with the contribution and the amendments to the Shareholders’ Agreement and the Funding Agreement, we assessed our ability to exercise significant influence over GF. We considered factors such as representation on GF’s Board, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of our ownership in GF in relation to ownership by the other shareholder. Based on the results of the assessment, we concluded that as of December 27, 2010, we no longer have the ability to exercise significant influence over GF. Accordingly, effective as of December 27, 2010, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting. Under the cost method of accounting, we will no longer recognize any share of GF’s net income or loss in our statement of operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Allowances.    We record a provision for estimated sales returns and allowances on product sales for estimated future price reductions and other customer incentives in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity, and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Generally, inventories on hand in excess of forecasted demand for the next two quarters are not valued. In addition, we write off inventories that are considered obsolete. We adjust the remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If, in any period, we anticipate future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present. We perform the annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 15% to 30%. Discount rates are based on our weighted average cost of capital, adjusted for the risks associated with operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Impairment of Long-Lived Assets including Acquired Intangible Assets.    We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability of the asset by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows, and in evaluating the results of appraisals or other valuation methods. For example, in recent analyses performed, discount rates have ranged from 18% to 32%, but this may not be indicative of future analyses. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results, which also reduces the carrying basis of the related asset. The new carrying value of the related asset is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

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

Results of Operations

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that resulted in those changes and how certain accounting principles, policies and estimates affect our financial statements.

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, equity in net loss of investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

In the first quarter of 2008, we reviewed and addressed operating performance using the following reportable segments:

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

In the second quarter of 2008, we decided to divest our Handheld and Digital Television business units, which were previously part of the Consumer Electronics segment. As a result, we classified these business units as discontinued operations in our financial statements and began reviewing and assessing operating performance using the following reportable segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which included graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In the fourth quarter of 2008, we determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result, we classified the results of the Handheld business unit back into continuing operations.

In the first quarter of 2009, as a result of the formation of GF, we began reviewing and assessing operating performance using the following reportable segments:

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

In addition to these reportable segments, we had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included impairment of goodwill and acquired intangible assets, employee stock-based compensation expense, restructuring charges and amortization of acquired intangible assets. We also reported the results of the Handheld business unit in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated (Qualcomm) during the first quarter of 2009. We also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, we no longer had a Foundry segment or an Intersegment Eliminations category. We began reviewing and assessing operating performance using the following reportable segments:

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

We use a 52- to 53-week fiscal year. Our fiscal year ends on the last Saturday in December. The years ended December 25, 2010, December 26, 2009 and December 27, 2008 each included 52 weeks. References in this report to 2010, 2009 and 2008 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2010, 2009 and 2008. Information specific to the Foundry segment and Intersegment Eliminations for 2008 have not been recast to reflect the Foundry segment changes noted above for 2009 because it is not practicable to do so. Accordingly, 2009 information is not comparable to prior period information.

	2010	2009	2008
	(In millions)
Net revenue:
Computing Solutions	$4,817	$4,170	$4,591
Graphics	1,663	1,167	1,132
Foundry	—	1,101	—
All Other	14	66	85
Intersegment Eliminations	—	(1,101)	—
Total net revenue	$6,494	$5,403	$5,808
Operating income (loss):
Computing Solutions	$529	$142	$(458)
Graphics	149	35	9
Foundry	—	(433)	—
All Other	170	968	(1,506)
Intersegment Eliminations	—	(48)	—
Total operating income (loss)	$848	$664	$(1,955)
Interest income	11	16	39
Interest expense	(199)	(438)	(391)
Other income (expense), net	311	166	(37)
Equity in net loss of investee	(462)	—	—
Income (loss) from continuing operations before income taxes	$509	$408	$(2,344)

Computing Solutions

Computing Solutions net revenue of $4.8 billion in 2010 increased 16% compared to net revenue of $4.2 billion in 2009, primarily as a result of an 18% increase in unit shipments partially offset by a 2% decrease in average selling price. The increase in unit shipments was attributable to an increase in unit shipments of our microprocessor products for notebook PCs as well as chipset products, resulting primarily from an improved economic environment. In addition, chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products, while unit shipments of our microprocessors for notebook PCs increased due to increased demand from existing and new customers for our new notebook platforms. Average selling price decreased due to a decrease in average selling price of embedded processors, partially offset by an increase in average selling price of our chipsets and microprocessor products. Average selling price of embedded processors decreased due to a shift in our product mix to lower-end, legacy products. Average selling price of microprocessor products increased due to a favorable shift in our product mix to higher end microprocessors, especially for servers, as customers continued to transition to our AMD Opteron™ 6000 series server platforms. Average selling price of our chipsets products increased primarily due to a shift in product mix.

Computing Solutions net revenue of $4.2 billion in 2009 decreased 9% compared to net revenue of $4.6 billion in 2008. In 2008, Computing Solutions net revenue included $191 million in revenue from the licensing of certain manufacturing process technology to a third party, which accounted for 4% of this total. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased 5% primarily as a result of a 16% decrease in the average selling price partially offset by a 13% increase in unit shipments. The average selling price decreased primarily due to a decrease in the average selling price of microprocessors, especially for notebook PCs, and a greater mix of chipsets, which typically have a lower average selling price. Competitive market conditions and the macroeconomic challenges that affected the global economy, especially in the first half of 2009, caused us to decrease the price of many of our Computing Solutions products, and also contributed to a shift in our product mix to lower end microprocessors. The increase in unit shipments was primarily attributable to an increase in demand for chipsets and microprocessors for notebooks. Chipset unit shipments increased, especially in the second half of 2009, as customers increasingly adopted AMD chipsets with our microprocessor products. Unit shipments of our microprocessors for notebooks increased, especially in the fourth quarter of 2009, due to increased demand in the overall notebook PC market, as end users increasingly demanded notebook PCs over desktop PCs.

Computing Solutions operating income was $529 million in 2010 compared to $142 million in 2009. The improvement was primarily due to the increase in net revenue referenced above and a $25 million decrease in cost of sales, partially offset by a $224 million increase in research and development expenses and a $61 million increase in marketing, general and administrative expenses. Cost of sales decreased due to reductions in manufacturing costs and a one-time benefit related to the deconsolidation of GF in 2010. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $142 million in 2009 compared to an operating loss of $458 million in 2008. Operating results for 2009 are not comparable to operating results for 2008 because of the creation of the Foundry segment in the first quarter of 2009, which resulted in our reporting certain research and development and marketing, general and administrative expenses in the Foundry segment that we would previously have reported in the Computing Solutions segment. Operating loss in 2008 included a $193 million gain on the sale of 200 millimeter equipment and $191 million of process technology license revenue that did not occur in 2009.

Graphics

Graphics net revenue of $1.7 billion in 2010 increased 43% compared to net revenue of $1.2 billion in 2009. The increase was due to a 49% increase in net revenue from sales of GPU products. Net revenue from sales of GPU products increased primarily due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DX 11—ATI Radeon™ products. However, the increase was limited by supply constraints primarily related to constrained wafer foundry capacity in the first half of 2010. Supply constraints improved in the third quarter of 2010, and we did not experience any supply constraints during the fourth quarter of 2010. GPU average selling price increased due to a favorable shift in our product mix to higher end GPU products.

Graphics net revenue of $1.2 billion in 2009 increased 3% compared to net revenue of $1.1 billion in 2008. The increase was due to a 5% increase in revenue from the sale of GPU products partially offset by a 3% decrease in royalty revenue received in connection with sales of game console systems that incorporate our graphics technology. Revenue from the sale of GPU products increased due to an increase in GPU unit shipments partially offset by a decrease in GPU average selling price. GPU unit shipments increased primarily due to an increase in demand for our graphics products, especially our 40nm ATI Radeon HD 5000 series of products, which we introduced in September 2009. We believe that the increase in GPU unit shipments was limited as a result of supply constraints with respect to our next generation GPUs. GPU average selling price decreased due to competitive pricing pressure and a shift in our product mix to more value-priced GPUs. However, the decline in GPU average selling price that we experienced during the first three quarters of 2009 was mitigated by improved GPU average selling price in the fourth quarter of 2009 primarily due to sales of our higher priced ATI Radeon HD 5000 series of products. Royalty revenue decreased primarily due to decreased demand for the latest generation of game consoles in light of the macroeconomic environment in the first half of 2009.

Graphics operating income was $149 million in 2010 compared to $35 million in 2009. The improvement was primarily due to the increase in net revenue referenced above, partially offset by a $345 million increase in cost of sales due to higher GPU unit shipments, a $22 million increase in research and development expenses and a $15 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics operating income was $35 million in 2009 compared to operating income of $9 million 2008. The increase in operating results was primarily due to a $41 million increase in net revenue described above and a $29 million decrease in marketing, general and administrative expenses due to a reduction in discretionary spending. These were partially offset by a $29 million increase in cost of sales because of higher GPU unit shipments.

Foundry

Foundry net revenue was $1.1 billion in 2009. Foundry operating loss was $433 million in 2009. In 2010 and 2008, we did not have a Foundry segment.

All Other

All Other net revenue of $14 million in 2010 decreased by 79% compared to net revenue of $66 million in 2009. All Other net revenue decreased because of a significant reduction in customer orders for Handheld products. Customer orders decreased as we continued to exit this business.

All Other net revenue of $66 million in 2009 decreased 21% compared to $85 million in 2008. All Other net revenue decreased because we no longer developed new Handheld products, and we experienced reduced customer orders in 2009. We decided to exit the Handheld business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

All Other operating income in 2010 was $170 million compared to $968 million in 2009. The decrease in operating results was primarily attributable to an absence of $1.2 billion of income from the settlement of our litigation with Intel in the fourth quarter of 2009 and the decrease in revenue referenced above, partially offset by $283 million of income from the settlement of our litigation with Samsung in the fourth quarter of 2010, a $77 million decrease in cost of sales, an absence of $65 million in restructuring charges, a $38 million decrease in research and development expenses, a $21 million decrease in marketing, general and administrative expenses and a $9 million decrease in amortization due to certain fully amortized acquired intangible assets. Cost of sales decreased primarily due to a one-time benefit recognized in the first quarter of 2010 related to the deconsolidation of GF and lower Handheld product unit shipments. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

All Other operating income of $968 million in 2009 increased by $2.5 billion compared to an operating loss of $1.5 billion in 2008. The improvement in operating results was primarily attributable to $1.242 billion of income from the settlement of our litigation with Intel in the fourth quarter of 2009. Additionally, in 2008, we had a $1.1 billion impairment charge, which included a goodwill write-down of $1.0 billion and a write-down of specific intangible assets of $130 million. There were no corresponding charges in 2009. The improvement was also impacted by a $67 million decrease in amortization of acquired intangible assets due to the write-down of certain intangible assets in 2008 and a $25 million decrease in restructuring charges.

Intersegment Eliminations

Intersegment eliminations represent eliminations during consolidation in revenue and in cost of sales and profits on inventory between the Computing Solutions segment and the Foundry segment. For 2009, intersegment eliminations of revenue were $1.1 billion and intersegment eliminations of cost of sales and profits on inventory were $48 million. Prior to the first quarter of 2009 and in 2010, we did not have an Intersegment Eliminations category and, therefore, the results of operations in 2009 for that category are not comparable to 2010 and 2008.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity in Net Loss of Investee

The following is a summary of certain consolidated statement of operations data for 2010, 2009 and 2008.

	2010	2009	2008
	(In millions, except for percentages)
Cost of sales	$3,533	$3,131	$3,488
Gross margin	2,961	2,272	2,320
Gross margin percentage	46%	42%	40%
Research and development	1,405	1,721	1,848
Marketing, general and administrative	934	994	1,304
Legal settlement	(283)	(1,242)	—
Amortization of acquired intangible assets	61	70	137
Impairment of goodwill and acquired intangible assets	—	—	1,089
Restructuring charges (reversal)	(4)	65	90
Gain on sale of 200 millimeter equipment	—	—	(193)
Interest income	11	16	39
Interest expense	(199)	(438)	(391)
Other income (expense), net	311	166	(37)
Provision for income taxes	38	112	68
Equity in net loss of investee	(462)	—	—

Gross Margin

Gross margin as a percentage of net revenue was 46% in 2010 compared to 42% in 2009. Gross margin in 2010 included the $69 million benefit related to the deconsolidation impact of GF. Gross margin in 2009 included $159 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $171 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. The factors that led to the sale of the inventory that was previously written down were the stabilization of the overall macroeconomic environment and improved business conditions in 2009 compared to the end of 2008, which led to an increase in end-user demand for PCs and, correspondingly, an increase in customer orders for, and shipments of, our products.

Absent the effects of the events described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in 2010 compared to 36% in 2009. The improvement in gross margin, as adjusted for the factors described above, was primarily attributable to an improvement in our manufacturing costs, including our utilization of GF’s manufacturing facilities, and higher average selling price for microprocessors and GPUs due to a favorable shift in product mix.

Gross margin as a percentage of net revenue was 42% in 2009 compared to 40% in 2008. Gross margin in 2009 included a $171 million, or 3%, benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. Gross margin in 2008 included a $191 million, or 2%, benefit from process technology license revenue recorded in our Computing Solutions segment and a $227 million, or 4%, negative impact from an incremental write-down of inventory. Without the effect of the above events in 2009 and 2008, which we believe gives a more comparable view of these periods, gross margin would have been 39% in 2009 compared to 42% in 2008. Gross margin in the first half of 2009 was adversely impacted by depressed average selling price and the under-utilization of GF’s manufacturing facilities as a result of reduced demand for our microprocessor products. However, the adverse impact of these factors on 2009 gross margin was partially mitigated by developments during the second half of 2009, including improvements in utilization of GF’s manufacturing facilities and an improvement in our unit costs primarily due to an increase in unit shipments of microprocessors manufactured using 45nm process technology.

During 2009 and 2008, we recorded grants and allowances received from the State of Saxony and the Federal Republic of Germany in connection with the manufacturing facilities in Dresden, Germany as long-term liabilities on our consolidated financial statements. We amortized these amounts as they were earned as a reduction to operating expenses. The amortization of the production related grants and allowances was recorded as a credit to cost of sales. The credit to cost of sales totaled $46 million in 2009 and $86 million in 2008. The fluctuations in the recognition of these credits did not significantly impact our consolidated gross margins. With the deconsolidation of GF as of the beginning of 2010, our consolidated financial statements no longer directly reflected such credits to cost of sales. However, these credits had a favorable impact on the amounts that we paid GF pursuant to the Wafer Supply Agreement.

Expenses

Research and Development Expenses

Research and development expenses of $1.4 billion in 2010, decreased by $316 million, or 18%, compared to $1.7 billion in 2009. In 2009, research and development expenses included $524 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, research and development expenses would have increased by $208 million in 2010 as compared to 2009. This increase was due to a $224 million increase in research and development expenses attributable to our Computing Solutions segment and a $22 million increase in research and development expenses attributable to our Graphics segment, partially offset by a $38 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $91 million increase in product engineering and design costs for our future products, a $68 million increase in employee benefit and compensation expense and a $64 million increase in manufacturing process technology expenses related to GF for our future products. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $33 million increase in employee benefit and compensation expense, partially offset by a $13 million decrease in product engineering and design costs due to lower material costs used in 2010. The decrease in research and development expenses attributable to our All Other category was primarily because of lower research and development expenses related to handheld products because we no longer develop these products.

Research and development expenses decreased $127 million, or 7%, from $1.8 billion in 2008 to $1.7 billion in 2009. This decrease was primarily due to a $193 million decrease in product engineering and design costs, which reflected our efforts to reduce operating expenses, and was partially offset by a $62 million increase in manufacturing process technology expenses mainly incurred by GF.

In 2009, GF applied for subsidies relating to certain research and development projects, and in 2008 we applied for these subsidies. We recorded these research and development subsidies in our consolidated financial statements as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy allowance were met. The credit to research and development expenses was $46 million in 2009 and $36 million in 2008. With the deconsolidation of GF in 2010, we no longer record these credits in our consolidated financial statements.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $934 million in 2010, decreased by $60 million, or 6%, compared to $994 million in 2009. Marketing, general and administrative expenses in 2009 included $116 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, marketing, general and administrative expenses would have increased by $56 million. This increase was due to a $61 million increase in marketing, general and administrative expenses attributable to our

Computing Solutions segment and a $15 million increase in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by a $21 million decrease in general and administrative expenses attributable to our All Other category. The increase in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to a $101 million increase in sales and marketing activities, a $26 million increase in employee benefit and compensation expenses, a $15 million increase in labor expenses and a $7 million increase in other general and administrative expenses. These increases were partially offset by an $88 million decrease in legal expenses following our settlement with Intel in 2009. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to a $15 million increase in employee benefit and compensation expenses and other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to the All Other category was mainly due to the absence of $21 million of expenses incurred in connection with the formation of GF in the first quarter of 2009.

Marketing, general and administrative expenses decreased $310 million or 24%, from $1.3 billion in 2008 to $994 million in 2009. This decrease was primarily due to a $216 million decrease in cooperative advertising programs due to decreased sales and cost reduction activities, a $99 million decrease in corporate sales and marketing expenses due to our cost cutting efforts and a $16 million decrease in other administrative expenses.

Legal Settlements

Samsung Settlement

On December 22, 2010, we entered into a Patent License and Settlement Agreement with Samsung to end all outstanding legal disputes related to pending patent litigation between us and Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay us $283 million less any withholding taxes. We received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) will be paid in two equal installments by May 31, 2011 and by November 30, 2011. In addition, pursuant to the settlement agreement, Samsung granted to us, and we granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompasses all patent litigation and disputes between the parties, and we do not have any future obligations that we are required to perform in order to earn this settlement payment. Accordingly, we recognized the entire settlement amount in our 2010 operating results.

Intel Settlement

On November 12, 2009, we entered into an agreement with Intel to end all outstanding legal disputes between us and Intel including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

•	AMD and Intel agreed to a new 5-year patent cross license agreement that gives AMD broad rights and the freedom to operate a business utilizing multiple foundries;

•	Intel and AMD waived all claims of breach from the previous license agreement;

•	Intel paid us $1.25 billion;

•	Intel agreed to abide by a set of business practice provisions going forward;

•	we dropped all pending litigation, including a case in U.S. District Court in Delaware and two cases pending in Japan; and

•	we withdrew all of our regulatory complaints worldwide.

This settlement encompasses all past antitrust litigation between us and Intel and disputes and there are no future obligations that we need to perform to earn this settlement payment. That is, the patent cross license agreement represents fully paid up licenses by both AMD and Intel for which no future payments or delivery is required. Accordingly, we recognized the entire settlement amount in our 2009 operating results.

Amortization of Acquired Intangible Assets and Impairment of Goodwill and Acquired Intangible Assets

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $9 million, or 13%, from $70 million in 2009 to $61 million in 2010. This decrease was due to the reduced amortization base amount of the acquired intangible assets.

Amortization of acquired intangible assets decreased $67 million, or 49%, from $137 million in 2008 to $70 million in 2009. This decrease was due to the write-down of certain acquired intangible assets as a result of the 2008 impairment analyses.

Impairment of Goodwill and Acquired Intangible Assets

2010 and 2009 Impairment Analyses

In the fourth quarters of 2010 and 2009, we conducted our annual impairment tests of goodwill. We considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates of 22% in 2010 and from 15% to 18% in 2009. Based on the results of our annual analysis of goodwill in 2010 and 2009, the fair values exceeded the carrying values by a significant amount (Step 1), indicating that there was no goodwill impairment. As of December 25, 2010 and December 26, 2009, we did not have any reporting units that were at risk of failing Step 1 of the goodwill impairment test.

2008 Impairment Analyses

During 2008, we concluded that the carrying amount of goodwill associated with our Handheld business unit was impaired and recorded an impairment charge of $336 million. In addition, we concluded that the carrying amounts of goodwill assigned to the Graphics and Computing Solutions segments exceeded their implied fair values and recorded impairment charges of $161 million and $461 million, respectively. We considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using applicable estimated discount rates ranging from 19% to 30%.

The conclusion regarding goodwill impairment was also due to the deterioration in the price of our common stock and the resulting reduced market capitalization. We included the impairment charges in the caption “Impairment of goodwill and acquired intangible assets” in our 2008 consolidated statement of operations.

We further concluded that the carrying amount of goodwill associated with our Digital Television business unit was impaired and recorded impairment charges of $473 million related to the Digital Television (DTV) business unit, which is included in the caption “Loss from discontinued operations, net of tax” in our 2008 consolidated statement of operations. The assumptions used for the assessment of the DTV business unit were consistent with those used for the Handheld business unit described above.

The outcome of our 2008 goodwill impairment analyses indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets associated with our Computing Solutions and Graphics segments and our

Handheld business unit were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the developed product technology, the customer relationships, and the trademarks and trade names. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of these impairment analyses, we recorded an impairment charge of approximately $130 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in our 2008 consolidated statement of operations.

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

Based on the evaluation, we recognized a gain of approximately $167 million on the equipment sale, and a $191 million gain on the license of process technology. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represents gains recognized on sales of 200 millimeter equipment to other third parties.

Effects of Restructuring Plans

In the second and fourth quarters of 2008, we initiated restructuring plans to reduce our cost structure. Both plans primarily involved the termination of employees. The restructuring charges recorded in conjunction with the plans initiated during 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. The remaining liability for these plans is related to lease obligations that will be paid through 2012. We anticipate cash payments related to the remaining liability for the 2008 restructuring plans to be $3.5 million in 2011 and $3.5 million in 2012. In December 2002, we initiated a restructuring plan. As of December 25, 2010, the 2008 and 2002 plans are substantially completed.

The following table provides a summary of each major type of cost associated with the 2008 and 2002 restructuring plans for the periods presented:

	2010	2009	2008
		(In millions)
Severance and benefits	$(4)	$25	$53
Contract or program terminations	—	12	13
Asset impairments	—	8	18
Facility consolidations and closures	—	20	6
Total	$(4)	$65	$90

Interest Income

Interest income of $11 million in 2010 decreased by $5 million from $16 million in 2009, primarily due to the absence of $4 million representing GF interest income, which is not reflected in our results of operations in 2010 as a result of the deconsolidation of GF.

Interest income of $16 million in 2009 decreased from $39 million in 2008, primarily due to a 66% decrease in weighted-average interest rates during 2009 compared to 2008, partially offset by an increase in average cash balances during 2009.

Interest Expense

	2010	2009	2008
	(In millions)
Total interest charges	$199	$439	$400
Less: interest capitalized	—	(1)	(9)
Interest expense	$199	$438	$391

Total interest charges of $199 million in 2010 decreased by $240 million from $439 million in 2009. Interest expense decreased, primarily due to the absence, as a result of the deconsolidation of GF, of $153 million of interest expense incurred by GF in 2009 and a net reduction in the principal amount of our outstanding debt, which resulted in a net decrease of $77 million in interest expense.

Total interest charges of $439 million in 2009 increased by $39 million from $400 million in 2008, primarily due to GF’s issuance of Class A Notes and Class B Notes to ATIC on March 2, 2009, which resulted in $92 million of interest expense in 2009. The increase was partially offset by a decrease of interest expense due to a lower principal amount outstanding under the 700 million euro Term Loan Facility Agreement related to the Dresden manufacturing facilities and our 6.00% Notes due to repurchases occurring in the second and third quarters of 2009. During 2008, we had capitalized interest primarily in connection with the construction of the Fab 36 wafer fabrication facility and equipment facilitization activities in Dresden, Germany. We discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production. There was $1 million of interest capitalized in 2009 related to GF’s construction of Fab 2, its semiconductor facility in Saratoga County, New York.

Other Income (Expense), Net

Other income, net in 2010 was $311 million compared to $166 million of other income, net in 2009 and $37 million of other expense, net in 2008.

In 2010, we recognized a one-time, non-cash gain related to the deconsolidation of GF of approximately $325 million, a $17 million gain from the sale of our marketable securities and an $8 million gain related to an earn-out payment that we received in connection with the acquisition of a company that we had invested in, partially offset by a $24 million loss related to our repurchase of $1,016 million principal amount of our 6.00% Notes and $14 million loss due to foreign exchange rate fluctuations.

In 2009, we repurchased $344 million principal amount of our 6.00% Notes, resulting in a gain of $174 million, and we repurchased $1,015 million principal amount of our 5.75% Notes, resulting in a gain of $6 million. In addition, we recognized a gain of $15 million on settlement of a liability related to certain foreign currency exchange contracts, a gain of $28 million on the sale of certain Handheld assets, and a $25 million gain from a class action legal settlement with DRAM manufacturers. These gains were partially offset by a $27 million foreign exchange loss, a $17 million charge for real estate transfer taxes in connection with the GF manufacturing joint venture transaction and a $10 million charge related to the AMTC joint venture. During 2009, we also redeemed the remaining outstanding principal amount of our 7.75% Notes resulting in a net loss of $11 million and recorded other than temporary impairment charge of $3 million relating to our investment in Spansion Inc.

In 2008, we recorded a $53 million other than temporary impairment charge related to our investment in Spansion Inc. and a $24 million other than temporary impairment charge related to our portfolio of auction rate securities (ARS). These charges were partially offset by a $33 million gain related to the repurchase of $60 million principal amount of our 6.00% Notes for approximately $20 million in cash and a gain of $11 million on acquiring the put option related to our holdings of UBS ARS, representing the fair value of this financial instrument.

Income Taxes

We recorded an income tax provision of $38 million in 2010, $112 million in 2009 and $68 million in 2008.

The income tax provision in 2010 was primarily due to withholding taxes paid to the Korean tax authorities in connection with the payment we received from Samsung in December 2010 pursuant to the Patent License and Settlement Agreement as well as foreign taxes in profitable locations offset by benefits including the monetization of U.S. research and development credits, an alternative minimum tax refund on net operating loss carryback in the United States and the reversal of unrecognized tax benefits in foreign jurisdictions.

The income tax provision in 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of our ownership interests in the Dresden subsidiaries to GF plus foreign taxes in profitable locations offset by discrete tax benefits, including the monetization of U.S. research and development credits.

The income tax provision in 2008 primarily resulted from increases in net deferred tax liabilities in our former German subsidiaries reduced by net current tax benefits in other jurisdictions.

As of December 25, 2010, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 25, 2010, in management’s estimate, is not more likely than not to be achieved.

Equity in Net Loss of Investee

During the time that we applied the equity method of accounting for our ownership interest in GF, our equity in net loss of investee primarily consisted of our proportionate share of GF’s losses for the period based on our ownership percentage of GF’s Class A Preferred Shares, our portion of the non-cash accretion on GF’s Class B Preferred Shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remained on our consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process, based on the fair value of GF upon deconsolidation and, to the extent applicable, the gain or loss on dilution of our ownership interest as a result of the capital infusion into GF by ATIC.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was allocated in our consolidated statements of operations as follows:

	2010	2009	2008
		(In millions)
Cost of sales	$4	$3	$10
Research and development	46	40	44
Marketing, general and administrative	37	32	23
Total stock-based compensation expense, net of tax	$87	$75	$77

During 2010, 2009, and 2008, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any related financing cash flows.

Stock-based compensation expenses of $87 million in 2010 increased $12 million compared to $75 million in 2009. This increase was primarily due to a higher average grant date fair value in 2010 as compared to 2009.

Stock-based compensation expenses of $75 million in 2009 decreased $2 million compared to $77 million in 2008. This decrease was primarily a result of: (i) a cumulative catch up adjustment of expenses to reflect the effect of applying a higher forfeiture rate retrospectively in 2009; (ii) a lower average grant date fair value in 2009 as compared to 2008, and (iii) the forfeiture of certain stock option and RSU grants from employees transferring to GF. The decreases were substantially offset by the charges associated with the accelerated vesting of stock awards upon the retirement of our former Executive Chairman and Chairman of the Board in 2009.

In 2010 and 2009, we did not have employee stock-based compensation expense for discontinued operations. For the year ended December 27, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million.

As of December 25, 2010, we had $19 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.71 years. Also, as of December 25, 2010, we had $99 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 1.93 years.

International Sales

International sales as a percentage of net revenue were 88% in 2010, 87% in 2009 and 88% in 2008. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of December 25, 2010, our cash, cash equivalents and marketable securities balances were approximately $1.8 billion. In comparison, cash, cash equivalents and marketable securities as of December 26, 2009 were approximately $2.7 billion, of which $904 million represented GF cash and cash equivalents. Without taking into account GF’s financial position, our cash, cash equivalents and marketable securities were essentially flat in 2010 when compared to 2009.

Our debt and capital lease obligations as of December 25, 2010 were $2.4 billion, which reflects a debt discount adjustment of $103 million on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $229 million related to our accounts receivable financing arrangement with IBM, which is not a cash obligation. Our financing arrangement with IBM is described in more detail below and under “Contractual Obligations—Receivable financing arrangement.” Without taking into account GF’s indebtedness, we reduced our debt by approximately $357 million during 2010.

For 2010, our adjusted free cash flow was $355 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash used in operating activities of $412 million and adding an amount of $915 million, which represents payments made by certain of our distributor customers to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to an accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We adjusted the resulting amount of $503 million by subtracting capital expenditures, which were $148 million for 2010. Prior to 2010, we did not calculate adjusted non-GAAP free cash flow.

We have various supplier agreements with the IBM Parties pursuant to which we sold invoices of selected distributor customers. Because we do not recognize revenue until our distributors sell our products to their customers, under U.S. GAAP, we classify funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classify these funds as cash flows from financing activities. When a distributor pays the applicable IBM Party, we reduce the distributor’s accounts receivable and the corresponding debt, resulting in a non-cash accounting entry. Because we do not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment is never reflected in our cash flows from operating activities. On February 11, 2011, we terminated these supplier agreements.

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

We believe that in the event we require additional funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. However, global market and economic conditions have been challenging, with tighter credit conditions and recession in most major economies. While global economic conditions have improved since the first half of 2009, there can be no assurance that conditions will continue to improve, and they could worsen. If market conditions do not continue to improve or deteriorate, it may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Auction Rate Securities

As a result of the uncertainties in the credit markets as mentioned above, all of our ARS were negatively affected and auctions for these securities failed to settle on their respective settlement dates. While many of these securities continue to be illiquid, there have been no defaults, and we have received all interest payments as they became due.

In October 2008, UBS AG (UBS) offered to repurchase all of the ARS that we purchased from UBS prior to February 13, 2008. We accepted this offer. We had the right, but not the obligation, to sell, at par, these ARS to UBS from June 30, 2010 through July 2, 2012. During the third quarter of 2010, UBS had redeemed all of our UBS ARS without us exercising the put option.

During 2010, we received $27 million upon the redemption of ARS we had carried at $26 million.

As of December 25, 2010, the par value of our ARS was $66 million, with an estimated fair value of $57 million. Total ARS, at fair value, represented 3% of our total investment portfolio as of December 25, 2010.

Based on the recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as marketable securities as of December 25, 2010, because we have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $412 million in 2010. Net income of $471 million was adjusted for non-cash charges consisting primarily of a $462 million loss from the application of the equity method of accounting for our investment in GF, $383 million of depreciation and amortization expense, $87 million of stock-based compensation expense, $30 million of interest expense primarily related to our 6.00% Notes and our 8.125% Notes and a $24 million net loss primarily related to our repurchase of an aggregate of $1,016 million principal amount of our 6.00% Notes for $1,011 million in cash. These charges were partially offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, amortization of foreign grants of $16 million and a net gain of $17 million from the sale of marketable securities. The net changes in operating assets at December 25, 2010 compared to December 26, 2009 included an increase in accounts receivable of $1,138 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During 2010, the IBM Parties collected approximately $915 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable increased $223 million. This increase was primarily due to the introduction and sale of new products towards the end of 2010 and the timing of the related collections. Excluding the effects of the deconsolidation of GF, there was also a decrease in accounts payable, accrued liabilities and other of $184 million, primarily due to the timing of payments. Accounts payable to GF increased by $55 million due to the timing of payments during 2010.

Net cash provided by operating activities was $473 million in 2009, which included $1.2 billion from the settlement of our litigation with Intel. Net income of $293 million was adjusted for non-cash charges consisting primarily of $1.1 billion of depreciation and amortization expense, $121 million of interest expense primarily related to GF’s Class A Notes and Class B Notes and our 6.00% Notes, $75 million of stock-based compensation expense, a $28 million net loss from the sale and disposal of property, plant and equipment and an $11 million net loss primarily related to the redemption of all of our 7.75% Notes. These charges were offset by a net gain of $180 million related to our repurchase of an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash and $1,015 million principal amount of our 5.75% Notes for $1,002 million in cash, amortization of foreign grants and allowances of $110 million and a gain of $28 million from the sale of certain Handheld assets. The net changes in operating assets at December 26, 2009 compared to December 27, 2008 included an increase in accounts receivable of $960 million. During 2009, the IBM Parties collected approximately $535 million from our distributor customers pursuant to the financial arrangement described above. Without considering the collections by the IBM Parties of the accounts receivables that we sold to them, the increase in accounts receivable was $425 million. This increase was primarily due to timing of sales and collections during 2009. There was also a decrease in accounts payable and accrued liabilities of $105 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of payments.

Net cash used in operating activities was $692 million in 2008. Net loss of $3.1 billion was adjusted for non-cash charges consisting primarily of $1.7 billion of goodwill and acquisition-related intangible impairment charges attributable to discontinued operations, $1.2 billion of depreciation and amortization expense, $83 million of stock-based compensation expense, $77 million of other than temporary impairment on our marketable securities, $29 million net loss from the sale and disposal of property, plant and equipment and $29 million of interest expense primarily related to our 6.00% Notes. These charges were offset by a $193 million net gain on the sale of certain 200-millimeter wafer fabrication equipment, the amortization of foreign grants and allowances of $107 million and a net gain of $34 million on our repurchase of a portion of our 6.00% Notes. The net changes in our operating assets at December 27, 2008 compared to December 29, 2007 included a decrease of $722 million in accounts payable and accrued liabilities primarily reflecting the effects of our cost cutting efforts and a decrease of $101 million in accounts receivable. During 2008, the IBM Parties collected approximately $221 million from our distributor customers pursuant to the financing arrangements described above. Without considering the collections by the IBM Parties of the accounts receivables that we sold to them, the decrease in accounts receivable was $322 million primarily due to a decrease in sales and improved cash collection efforts in 2008. There was also a decrease of $64 million in prepaid and other current assets primarily related to a decrease in receivables of foreign grants and allowances.

Investing Activities

Net cash used in investing activities was $1.1 billion in 2010. The cash flow effect of the deconsolidation of GF was an outflow of $904 million, which consisted of GF’s cash and cash equivalents. In addition, we had a net cash outflow of $147 million for purchases of property, plant and equipment and of $160 million for purchases of available-for-sale securities. The net cash outflows were partially offset by a net cash inflow of $69 million from the sale of trading securities.

Net cash used in investing activities was $1.3 billion in 2009 primarily as a result of a net cash outflow of $883 million for the purchase of available-for-sale securities and $466 million for purchases of property, plant and equipment, of which $394 million related to property, plant and equipment attributable to the Foundry segment. This was partially offset by $58 million of proceeds from sale of certain Handheld assets and $14 million of proceeds from the maturity of trading securities.

Net cash used in investing activities was $27 million in 2008. A cash outflow of $624 million for purchases of property, plant and equipment and $95 million in connection with the exercise of our call option to repurchase the partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG, were partially offset by $343 million of proceeds from the sale of property, plant and equipment, primarily 200 millimeter equipment, $216 million in net proceeds from the sale and maturity of available-for-sale securities and $127 million of cash proceeds from sale of our Digital Television business unit.

Financing Activities

Net cash provided by financing activities was $484 million in 2010 primarily as a result of proceeds of $988 million from our financing arrangements with the IBM Parties, $490 million from the sale and issuance of $500 million aggregate principal amount of the 7.75% Notes, $19 million in proceeds from foreign grants from the Canadian government for research and development activities related to our Fusion products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $15 million from the exercise of employee stock options. These amounts were partially offset by payments of $1,011 million to repurchase $1,016 million aggregate principal amount of our 6.00% Notes. During 2010, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was $1.5 billion in 2009 primarily as a result of proceeds of $2.3 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.6 billion constituted cash proceeds to GF, proceeds of $605 million from the sale of certain of our accounts receivable to the IBM Parties pursuant to the financing arrangement described above, proceeds of $440 million from the issuance of $500 million aggregate principle of 8.125% Notes, proceeds of $15 million from the AMD China Revolving Credit Line, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH in connection with the formation of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $55 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in AMD Fab 36 KG, $67 million related to the guaranteed rate of return on those partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of its partnership interests. Net cash provided by financing activities was also partially offset by $1.8 billion of payments on certain debt and cash obligations, consisting of $1,002 million to repurchase $1,015 million aggregate principal amount of our 5.75% Notes, $398 million to redeem $390 million aggregate principal amount of our 7.75% Notes and $161 million to repurchase $344 million aggregate principal amount of our 6.00% Notes. During 2009, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

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

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of December 25, 2010, and is supplemented by the discussion following the table:

	Payment due by period
	Total	2011	2012	2013	2014	2015	2016 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$485	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015(1)	780	—	—	—	—	780	—
8.125% Senior Notes due 2017(1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	46	—	28	16	1	1	—
Aggregate interest obligation(2)	909	154	145	126	126	99	259
Capital lease obligations(3)	36	5	6	6	6	6	7
Operating leases	176	35	30	25	24	20	42
Purchase obligations(4)(5)	419	294	61	34	18	12	—
Total contractual obligations(6)	$3,851	$488	$755	$207	$175	$918	$1,308

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
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

(5)	This amount does not include estimates of future purchase obligations to GF under the Wafer Supply Agreement, which we expect will continue to be material. See “Purchase Obligations,” below.
(6)	This amount does not include the amounts we receive in connection with our accounts receivable financing arrangement with the IBM Parties. See “Receivable financing arrangement,” below.

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

In 2009, we repurchased $1,015 million in aggregate principal amount of our outstanding 5.75% Notes for $1,002 million in cash. As of December 25, 2010, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

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

The 5.75% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 5.75% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

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

In 2008, we repurchased $60 million in aggregate principal amount of our 6.00% Notes for $21 million. In 2009 we repurchased $344 million in aggregate principal amount of our 6.00% Notes for $161 million. In 2010, we repurchased $1,016 million in aggregate principal amount our 6.00% Notes for $1,011 million. As of December 25, 2010, the outstanding aggregate principal amount of our 6.00% Notes was $780 million and the remaining carrying value was approximately $723 million, net of debt discount of $57 million.

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

We may elect to purchase or otherwise retire the remaining balance of our 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of the 8.125% Notes at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between us and Wells Fargo Bank, National Association, as Trustee.

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

The 8.125% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 8.125% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

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

The 7.75% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 7.75% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

We may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

The agreements governing our 5.75% Notes, 6.00% Notes, 8.125% Notes and 7.75% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering the other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $11 million related to employee benefit obligations and $35 million of payments due under certain software and technology licenses that will be paid through 2013 and 2015, respectively.

Other long-term liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 25, 2010, primarily consisted of $20 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $11 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our consolidated balance sheet at December 25, 2010. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $4 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of any settlement with the taxing authority, if any.

Capital Lease Obligations

As of December 25, 2010, we had aggregate outstanding capital lease obligations of $30 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of December 25, 2010 were $176 million, of which $7 million is accrued as a liability for certain facilities that were included in our 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Total non-cancelable purchase obligations, other than those to GF under the wafer supply agreement, as of December 25, 2010 were $419 million for periods through 2016. Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. We currently estimate that we will pay GF approximately $1.5 billion in 2011 and $1.5 billion in 2012. We based our 2011 and 2012 estimated costs in part on our current expectations regarding GF’s manufacturing yields, wafer volumes, and demand for our products. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material.

Receivable financing arrangement

The contractual obligations table above excludes the amounts we receive in connection with our accounts receivable financing arrangement with the IBM Parties because we are not required to make cash payments pursuant to the terms of the arrangement. As of December 25, 2010, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to our customers, we classify funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from our customers. In 2010, we received proceeds of approximately $988 million from the sale of accounts receivable under these financing arrangements, and the IBM parties collected approximately $915 million from the distributors participating in the arrangements. $229 million and $156 million were outstanding under these agreements as of December 25, 2010 and December 26, 2009, respectively. These amounts appear as “Other short-term obligations” on our consolidated balance sheets and are not considered cash commitments. On February 11, 2011, we terminated these supplier agreements. As a result, we expect that as of the third quarter of 2011, we will transition away from making the adjustment for the distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on our Consolidated Balance Sheet

Fab 36 Guarantee

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

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, we also amended the terms of the related guarantee agreement such that we and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us for the full amount of such payments. As of December 25, 2010, the total amount outstanding under the Fab 36 Term Loan was $170 million, and the rate of interest on the loan was 2%. This loan is repayable by GF in quarterly installments which terminate in March 2011.

Effective with the deconsolidation of GF, the Fab 36 Term Loan was no longer an obligation of AMD and, therefore, it does not appear as debt on our December 25, 2010 consolidated balance sheet. However, we remain subject to the terms of the guarantee agreement until the loan is repaid by GF. As of December 25, 2010, we were in compliance with the covenants under the guarantee agreement.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing our microprocessors.

In January 2010, we signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, our limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, a term loan related to BAC, a revolving credit facility for the benefit of the AMTC and related documents were amended. Toppan Photomasks Germany GmbH (Toppan Germany) leased a portion of the BAC facility from the BAC. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Germany’s rental obligations and Toppan Germany and GF agreed to guarantee AMTC’s payment obligations to the BAC. The remaining portion of the BAC facility is leased by AMTC through a separate lease agreement. The initial guarantee agreement concerning AMTC’s rental payments was terminated and replaced with a new AMTC rental contract guarantee. Pursuant to this guarantee, we, Toppan Germany and GF guarantee AMTC’s rental obligations relating to the remaining portion of the BAC facility. Our portion of the guarantee corresponds with our exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify us under certain circumstances if we are called upon to make any payments under the AMTC rental contract guarantee. As of December 25, 2010, our joint and several guarantee of the rental obligation was $3 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that we and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. As of December 25, 2010, the amount outstanding under this loan was $40 million and our joint and several guarantee obligation was $20 million.

Discontinued Operations

In 2008, we evaluated the viability of our non-core businesses and determined that our Digital Television business unit was not directly aligned with our core strategy of computing and graphics market opportunities. Accordingly, we decided to divest this business unit.

We performed an interim impairment test of goodwill and acquired intangible assets during 2008. We concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Digital Television business unit were impaired, and we recorded an impairment charge of $473 million.

During the third quarter of 2008, we entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $141.5 million. The transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, we recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to applicable accounting guidance, the operating results of the Digital Television business unit are presented as discontinued operations in the consolidated statements of operations for the applicable periods presented. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results from discontinued operations for our former Digital Television business unit were as follows:

	2009	2008
	(In millions)
Net revenue	$—	$73
Expenses	(3)	(147)
Impairment of goodwill and acquired intangible assets	—	(609)
Restructuring charges	—	(1)
Loss from discontinued operations	$(3)	$(684)

Recently Adopted Accounting Standards

Noncontrolling Interest.    In June 2009, the FASB issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of 2010, and we applied such guidance in evaluating whether we could deconsolidate GF given the changes in governance over the operations of GF that occurred effective December 28, 2009. See Note 3 of Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 25, 2010, our investment portfolio consisted primarily of time deposits, money market funds, commercial paper and ARS. With the exception of our ARS, these investments were highly liquid. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 25, 2010, all of our outstanding debt is fixed interest rate debt. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

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

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 25, 2010, substantially all of our investments in debt securities were AAA rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We believe the current credit market difficulties do not have a material impact on our financial position. However, a future degradation in credit market conditions could have a material adverse effect on our financial position.

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected and auctions for these securities failed to settle on their respective settlement dates. As of December 25, 2010, we had approximately $57 million of investments in ARS. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information. The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 25, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total	2010 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$51	$—	$—	$—	$—	$—	$51	$51
Weighted-average rate	0.48%	—	—	—	—	—	0.48%
Variable rate amounts	$405	$—	$—	$—	$—	$—	$405	$405
Weighted-average rate	0.21%	—	—	—	—	—	0.21%
Marketable securities
Equity investments	$8	$—	$—	$—	$—	$—	$8	$8
Fixed rate amounts	$1,118	$—	$—	$—	$—	$—	$1,118	$1,118
Weighted-average rate	0.69%	—	—	—	—	—	0.69%
Variable rate amounts	$—	$—	$—	$—	$—	$66	$66	$57
Weighted-average rate	—	—	—	—	—	1.84%	1.84%
Long-term investments:
Equity Investments	$1	$—	$—	$—	$—	$—	$1	$1
Variable rate amounts	$29	$—	$—	$—	$—	$—	$29	$29
Weighted-average rate	0.20%	—	—	—	—	—	0.20%
Total Investment Portfolio	$1,612	$—	$—	$—	$—	$66	$1,678	$1,669
Debt Obligations
Fixed rate amounts	$—	$485	$—	$—	$723	$954	$2,162	$2,326
Weighted-average rate	—	5.75%	—	—	8%	8.82%	7.86%	7.3%

Foreign Exchange Risk.    As a result of our foreign operations, we incur costs and we carry assets and liabilities that are denominated in foreign currencies, primarily the Canadian dollar, while sales of products are primarily denominated in U.S. dollars. Prior to the deconsolidation of GF in 2009, we also incurred cost and carried assets and liabilities that were denominated primarily in the euro.

We maintain a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of our exposures. We do not use derivative financial instruments for trading or speculative purposes.

In applying our strategy in 2010, we used foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. We designated these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules (refer to the discussion below related to euro currency forward contracts), and evaluate hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

Upon deconsolidation of GF in the first quarter of 2010, our outstanding euro currency forward contracts no longer qualified for cash flow hedge accounting treatment because we no longer had direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. However, subsequent to the deconsolidation of GF, GF invoiced us in U.S. dollars under the Wafer Supply Agreement and these invoices reflected fluctuations in the euro because some of GF’s wafer costs are based on euro denominated costs. Therefore, our operating results and cash flows in 2010 were indirectly exposed to fluctuations in the euro even after deconsolidation. We may continue to economically hedge any material indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, gains or losses on these contracts cannot be included in cost of sales, and mark-to-market gains and losses on these contracts can no longer be deferred until the forecasted transactions occur. For the year ended December 25, 2010, we recorded a loss of $16 million related to these euro currency forward contracts in other income (expense), net in our consolidated statement of operations.

We also use, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in Canadian dollars. We do not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

The following table provides information about our foreign currency forward contracts as of December 25, 2010 and December 26, 2009. All of our foreign currency forward contracts mature within 12 months.

	December 25, 2010			December 26, 2009
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$155	1.0176	$1	$147	1.0516	$—
Euro	147	1.3486	(4)	237	1.4811	(6)
Total:	$302		$(3)	$384		$(6)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In millions, except per share amounts)
Net revenue	$6,494	$5,403	$5,808
Cost of sales	3,533	3,131	3,488
Gross margin	2,961	2,272	2,320
Research and development	1,405	1,721	1,848
Marketing, general and administrative	934	994	1,304
Legal settlement	(283)	(1,242)	—
Amortization of acquired intangible assets	61	70	137
Impairment of goodwill and acquired intangible assets	—	—	1,089
Restructuring charges (reversals)	(4)	65	90
Gain on sale of 200 millimeter equipment	—	—	(193)
Operating income (loss)	848	664	(1,955)
Interest income	11	16	39
Interest expense	(199)	(438)	(391)
Other income (expense), net	311	166	(37)
Income (loss) before equity in net loss of investees and income taxes	971	408	(2,344)
Provision for income taxes	38	112	68
Equity in net loss of investee	(462)	—	—
Income (loss) from continuing operations	471	296	(2,412)
Loss from discontinued operations, net of tax	—	(3)	(684)
Net income (loss)	471	293	(3,096)
Net income (loss) attributable to noncontrolling interest	—	83	(33)
Class B preferred accretion	—	(72)	—
Net income (loss) attributable to AMD common stockholders	$471	$304	$(3,129)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.66	$0.46	$(4.03)
Discontinued operations	—	—	(1.12)
Basic net income (loss) attributable to AMD common stockholders per common share	$0.66	$0.46	$(5.15)
Diluted
Continuing operations	$0.64	$0.45	$(4.03)
Discontinued operations	—	—	(1.12)
Diluted net income (loss) attributable to AMD common stockholders per common share	$0.64	$0.45	$(5.15)
Shares used in per share calculation
Basic	711	673	607
Diluted	733	678	607

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 25, 2010	December 26, 2009*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$606	$1,657
Marketable securities	1,183	1,019
Total cash and cash equivalents and marketable securities	1,789	2,676
Accounts receivable, net	968	745
Inventories, net	632	567
Prepaid expenses and other current assets	205	287
Total current assets	3,594	4,275
Property, plant and equipment, net	700	3,809
Acquisition related intangible assets, net	37	98
Goodwill	323	323
Other assets	310	573
Total assets	$4,964	$9,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376	$647
Accounts payable to GLOBALFOUNDRIES	205	—
Accrued liabilities	698	795
Deferred income on shipments to distributors	143	121
Other short-term obligations	229	171
Current portion of long-term debt and capital lease obligations	4	308
Other current liabilities	19	168
Total current liabilities	1,674	2,210
Long-term debt and capital lease obligations, less current portion	2,188	4,252
Other long-term liabilities	82	892
Noncontrolling interest	—	1,076
Accumulated loss in excess of investment in GLOBALFOUNDRIES	7	—
Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 25, 2010 and December 26, 2009; shares issued: 691 on December 25, 2010 and 679 on December 26, 2009; shares outstanding: 683 on December 25, 2010 and 671 on December 26, 2009.	7	7
Additional Paid in Capital	6,575	6,524
Treasury stock, at cost (8 shares on December 25, 2010 and December 26, 2009)	(102)	(98)
Accumulated deficit	(5,468)	(5,939)
Accumulated other comprehensive income	1	154
Total stockholders’ equity	1,013	648
Total liabilities and stockholders’ equity	$4,964	$9,078

*Includes	the account balances of GF which were deconsolidated as of the beginning of the first quarter of 2010.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 25, 2010

(In millions)

	Number of shares	Amount	Additional Paid in Capital	Treasury stock	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 29, 2007	606	$6	$6,271	$(95)	$(3,115)	$163	$3,230
Comprehensive loss:
Net loss attributable to AMD common stockholders	—	—	—	—	(3,129)	—	(3,129)
Other comprehensive income (loss):
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	(29)	(29)
Reclassification adjustment for gain included in earnings, net of taxes of $1	—	—	—	—	—	(23)	(23)
Minimum pension liability	—	—	—	—	—	(3)	(3)

Total other comprehensive income							(55)

Total comprehensive loss							(3,184)

Issuance of shares:
Employee stock plans	3	—	1	(2)	—	—	(1)
Compensation recognized under employee stock plans	—	—	82	—	—	—	82
December 27, 2008	609	$6	$6,354	$(97)	$(6,244)	$108	$127
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	304	—	304
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	14	14
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	(1)	(1)
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	29	29
Minimum pension liability	—	—	—	—	—	4	4

Total other comprehensive income							46

Total comprehensive income							350

Issuance of shares:
Employee stock plans	4	—	2	(1)	—	—	1
Compensation recognized under employee stock plans	—	—	75	—	—	—	75
Common stock and warrants issued, net of issuance cost	58	1	124	—	—	—	125
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(27)	—	—	—	(27)
Others	—	—	(4)	—	1	—	(3)
December 26, 2009	671	$7	$6,524	$(98)	$(5,939)	$154	$648
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	471	—	471
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	(16)	(16)
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	4	4
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	1	1
Net change in cumulative translation adjustments related to GF	—	—	—	—	—	(142)	(142)

Total other comprehensive income							(153)

Total comprehensive income							318

Issuance of shares:
Employee stock plans	5	—	15	(4)	—	—	11
Compensation recognized under employee stock plans	—	—	87	—	—	—	87
Common stock and warrants issued, net of issuance cost	7	—	—	—	—	—	—
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(57)	—	—	—	(57)
Others	—	—	6	—	—	—	6
December 25, 2010	683	$7	$6,575	$(102)	$(5,468)	$1	$1,013

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In millions)
Cash flows from operating activities:
Net income (loss)	$471	$293	$(3,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net loss of investee	462	—	—
Gain on deconsolidation of GLOBALFOUNDRIES	(325)	—	—
Depreciation and amortization	383	1,128	1,223
Provision (benefit) for deferred income taxes	(5)	130	82
Net loss (gain) on debt redemption	24	(169)	(34)
Gain on sale of certain Handheld assets	—	(28)	—
Amortization of foreign grant and allowance income	(16)	(110)	(107)
Impairment of goodwill and acquired intangible assets	—	—	1,687
Net loss on disposal of property, plant and equipment	—	28	29
Compensation recognized under employee stock plans	87	75	83
Non-cash interest expense	30	121	29
Other than temporary impairment on marketable securities	—	3	77
Gain on sale of 200 millimeter equipment	—	—	(193)
Net gain on sale of marketable securities	(17)	—	—
Other	(11)	41	(72)
Changes in operating assets and liabilities:
Accounts receivable	(1,138)	(960)	101
Inventories	(144)	89	152
Prepaid expenses and other current assets	(97)	(17)	64
Other assets	11	(18)	(41)
Income taxes payable	2	(28)	46
Accounts payables, accrued liabilities and other	(184)	(105)	(722)
Accounts payable to GLOBALFOUNDRIES	55	—	—
Net cash provided by (used in) operating activities	(412)	473	(692)
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,800)	(1,486)	(200)
Purchases of property, plant and equipment	(148)	(466)	(624)
Proceeds from sale of certain Handheld assets	—	58	—
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	(904)	—	—
Proceeds from sale and maturity of available-for-sale securities	1,640	603	416
Proceeds from sale and maturity of trading securities	69	14	—
Proceeds from sale of property, plant and equipment	1	—	343
Proceeds from sale of Digital Television business unit	—	—	127
Purchase of limited partner contribution	—	—	(95)
Other	19	4	6
Net cash used in investing activities	(1,123)	(1,273)	(27)
Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	—	1,269	—
Proceeds from issuance of preferred securities of GLOBALFOUNDRIES	—	1,091	—
Proceeds from borrowings, net of issuance cost	1,520	1,060	308
Proceeds from issuance of AMD common stock	15	125	—
Net proceeds from foreign grants and allowances	19	55	161
Repurchase of noncontrolling interest	—	(158)	—
Repayments of debt and capital lease obligations	(1,074)	(1,820)	(166)
Payments on return of noncontrolling interest contributions	—	(67)	(19)
Payments under silent partner obligation	—	(32)	(63)
Proceeds from issuance of common stock under stock-based compensation plans	—	2	—
Other	4	(1)	(1)
Net cash provided by financing activities	484	1,524	220
Net increase (decrease) in cash and cash equivalents	(1,051)	724	(499)
Cash and cash equivalents at beginning of year	1,657	933	1,432
Cash and cash equivalents at end of year	$606	$1,657	$933
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$164	$319	$339
Income taxes	$12	$14	$11
Non-cash financing activities:
Capital leases	$—	$36	$—

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Consolidated Financial Statements

December 25, 2010, December 26, 2009 and December 27, 2008

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with facilities throughout the world. References herein to the “Company” mean AMD and its subsidiaries, and for 2009 also includes GLOBALFOUNDRIES (GF) and its subsidiaries. The Company provides

(i)	x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook PCs, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers and technology for game consoles.

During the fourth quarter of 2008, the Company completed the sale of its Digital Television business unit to Broadcom Corporation. As a result, the Company no longer sells video processors used in digital television products.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to -53 week fiscal year ending on the last Saturday in December. Fiscal 2010, 2009 and 2008 ended December 25, December 26 and December 27, respectively. Fiscal 2010, 2009 and 2008 all consisted of 52 weeks.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s subsidiaries are reported as noncontrolling interest.

Beginning in the first quarter of 2010, the Company concluded that it is no longer the primary beneficiary of GF. Accordingly, it ceased consolidating the results of operations and financial position of GF and started accounting for GF under the equity method of accounting (See Note 3). Therefore, the users of the Company’s consolidated financial statements should consider the effect of deconsolidation when comparing 2010 to the periods prior to 2010.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of financial information.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation of investments in marketable securities and deferred income taxes.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book or that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for these products within the Company’s standard commercial terms, which are typically net 30 days. The Company records allowances for price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these allowances based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Deferred income on shipments to distributors is revalued at the end of each period based on the change in inventory units at distributors, latest published prices, and latest product costs.

The Company also sells its products to distributors under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

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

Deferred revenue and related product costs for 2010 and 2009 are as follows:

	December 25, 2010	December 26, 2009
	(In millions)
Deferred revenue	$254	$182
Deferred cost of sales	(111)	(61)
Deferred income on shipments to distributors	$143	$121

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Generally, inventories on hand in excess of forecasted demand for the next two quarters are not valued. Obsolete inventories are written off.

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

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made (see Notes 16 and 17).

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments in Certain Debt and Equity Securities.    The Company classifies its investments in debt and marketable equity securities at the date of acquisition as either held to maturity, available-for-sale or trading securities. Held to maturity securities are carried at amortized cost. Unrealized holding gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Available-for-sale securities are reported at fair value with the related unrealized gains and losses included, net of tax, in other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses and declines in the value of available-for-sale securities determined to be other than temporary are included in other income (expense), net. Trading securities are reported at fair value with changes in the related unrealized gains and losses included in earnings. The cost of securities sold is determined based on the specific identification method.

The Company classifies investments in debt securities with remaining time to maturity of more than three months as marketable securities on its consolidated balance sheets. Classification of these securities as current versus long-term depends on whether the Company has the intent and ability to sell these securities within 12 months. Investments in debt securities with remaining time to maturity greater than 12 months are classified as current when they represent investments of cash that are intended for use in current operations within the next twelve months.

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

In applying its strategy, the Company used foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the euro and Canadian dollar. The Company designated these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules, and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

Upon deconsolidation of GF in the first quarter of 2010, the Company’s outstanding euro currency forward contracts no longer qualified for cash flow hedge accounting treatment because the Company no longer had direct exposure to the euro denominated forecasted spending incurred by GF that those contracts were intended to hedge. However, subsequent to the deconsolidation of GF in 2010, GF invoiced the Company in U.S. dollars under the Wafer Supply Agreement and these invoices reflected fluctuations in the euro because some of GF’s wafer costs are based on euro denominated costs. Therefore, the Company’s operating results and cash flows in 2010 were indirectly exposed to fluctuations in the euro even after deconsolidation. The Company may continue to economically hedge any material indirect euro exposure by entering into euro currency forward contracts. However, because these contracts do not qualify as cash flow hedges, gains or losses on these contracts cannot be included in cost of sales, and mark-to-market gains and losses on these contracts can no longer be deferred until the forecasted transactions occur.

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

Foreign Currency Translation/Transactions.    The functional currency of all of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Non-U.S. dollar denominated transactions have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expense transactions related to non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement are included in earnings.

Foreign Subsidies.    The Company received investment grants in connection with the construction and operation of its facilities in Asia. Generally, such grants are subject to forfeiture in declining amounts over the life of the agreement if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant grant documents. Accordingly, amounts granted are initially recorded as a receivable until cash proceeds are received. In the period the grant receivable is recorded, a current and long-term liability is also recorded which is subsequently amortized as a reduction to cost of sales.

The Company also received an investment grant relating to certain research and development projects. These research and development funds are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the underlying grant agreement are met.

Marketing, Communications and Advertising Expenses.    Marketing, communications, and advertising expenses for 2010, 2009 and 2008 were approximately $275 million, $313 million and $520 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share.    Basic net income (loss) attributable to AMD common stockholders per share is computed using the weighted-average number of common shares outstanding and shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P., (WCH) in connection with the GF transaction. These warrants became exercisable for a nominal consideration during 2009. Accordingly, the 35 million shares of AMD common stock issuable upon the exercise of the warrants have been included in the weighted-average basic per share computations from 2009 forward.

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

	2010	2009	2008
	(In millions, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from continuing operations	$471	$307	$(2,445)
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations	$—	$(3)	$(684)
Denominator—weighted average shares
Denominator for basic net income (loss) attributable to AMD common stockholders per share	711	673	607
Effect of dilutive potential common shares:
Employee stock options and awards	22	5	—
Denominator for diluted net income (loss) attributable to AMD common stockholders per share	733	678	607

Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.66	$0.46	$(4.03)
Discontinued operations	—	—	(1.12)

Basic net income (loss) attributable to AMD common stockholders per share	$0.66	$0.46	$(5.15)

Diluted
Continuing operations	$0.64	$0.45	$(4.03)
Discontinued operations	—	—	(1.12)

Diluted net income (loss) attributable to AMD common stockholders per share	$0.64	$0.45	$(5.15)

Potential common shares (i) from outstanding equity incentive awards totaling approximately 17 million, 43 million and 69 million, and (ii) issuable under the Company’s 5.75% Notes due 2012 (5.75% Notes) totaling 24 million, 73 million and 75 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively, were not included in the per share calculations as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in other comprehensive income (loss).

The following are the components of accumulated other comprehensive income:

	2010	2009
	(In millions)
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes of $0 in 2010 and $0 in 2009.	$(1)	$14
Net unrealized holding losses on cash flow hedges, net of taxes of $0 in 2010 and $0 in 2009.	3	(1)
Cumulative translation adjustments	(1)	141
	$1	154

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

Recently Adopted Accounting Standards

Noncontrolling Interest.    In June 2009, the FASB issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective for interim and annual reporting periods after November 15, 2009. The Company adopted this new guidance as of the beginning of 2010 and has applied such guidance in evaluating whether it should continue to consolidate GF given the changes in governance over the operations of GF that occurred effective December 28, 2009. (See Note 3).

NOTE 3:    GLOBALFOUNDRIES

Formation and Accounting in 2009

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC), a limited liability company established under the laws of the Emirate of Abu Dhabi and wholly owned by the Government of the Emirate of Abu Dhabi, and WCH, acting through its general partner, West Coast Hitech G.P., Ltd., a corporation organized under the laws of the Cayman Islands, pursuant to which the Company formed GF. At the closing of these transactions (Closing), the Company contributed certain assets and liabilities to GF, including, among other things, shares of the groups of German subsidiaries owning Fab 1 Module 1 (formerly Fab 36) and Fab 1 Module 2 (formerly Fab 30/38) (Dresden Subsidiaries), certain manufacturing assets, real property, tangible personal property, employees, inventories, books and records, a portion of the Company’s patent portfolio, intellectual property and technology, rights under certain material contracts and authorizations necessary for GF to carry on its business. In exchange, the Company received GF securities consisting of one Class A Ordinary Share, 1,090,950 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by GF. ATIC contributed $1.4 billion of cash to GF in exchange for GF securities consisting of one Class A Ordinary Share, 218,190 Class A Preferred Shares, 172,760 Class B Preferred Shares, $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes (the Class A Notes) and $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes (the Class B Notes), and transferred $700 million of cash to the Company in exchange for the transfer by the Company of 700,000 GF Class B Preferred Shares.

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

At the Closing, the Company and ATIC owned 1,090,950, or 83%, and 218,190, or 17%, respectively, of Class A Preferred Shares, and ATIC owned 100% of the Class B Preferred Shares and 100% of the Class A Notes and Class B Notes.

In November 2009, upon the settlement of the Intel litigation (discussed in Note 11) and the execution of a patent cross license agreement between the Company and Intel, the requirements satisfying the Reconciliation Event were met. As a result, GF’s Class A and Class B Preferred Shares vote on an as converted basis with any outstanding GF Ordinary Shares.

Class B Preferred Shares.    The Class B Preferred Shares rank senior in right of payment to all other classes or series of equity securities of GF for purposes of dividends, distributions and upon a liquidation, dissolution or winding up of GF (Liquidation Event). Each Class B Preferred Share is deemed to accrete in value at a rate of

12% per year, compounded semiannually, of the initial purchase price per such share. The accreted value accrues daily from the Closing and is taken into account upon certain distributions to the holders of Class B Preferred Shares or upon conversion of the Class B Preferred Shares. Upon a Liquidation Event, each Class B Preferred Share will be entitled to receive, prior to any distribution to the holders of any other classes or series of equity securities, an amount equal to its accreted value. Upon completion of the above distribution to the holders of Class B Preferred Shares, each Class A Preferred Share will be entitled to receive its liquidation preference amount out of any remaining assets of GF. Upon completion of the above distributions to the holders of Preferred Shares, all of the remaining assets of GF, if any, will be distributed pro rata among the holders of Ordinary Shares. Each Class B Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class B Conversion Rate (as hereinafter defined) upon a Liquidation Event. Each Class B Preferred Share automatically converts into Class B Ordinary Shares at the then applicable Class B Conversion Rate upon the earlier of (i) an initial public offering of GF (IPO) or (ii) a change of control transaction of GF. The initial “Class B Conversion Rate” is 100 Class B Ordinary Shares for each Class B Preferred Share converted, subject to customary anti-dilution adjustments. As a result of the Reconciliation Event (discussed above), each Class B Preferred Share now votes on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Preferred Shares.    The Class A Preferred Shares rank senior in right of payment to the Ordinary Shares of GF and junior in right of payment to the Class B Preferred Shares for purposes of dividends, distributions and upon a Liquidation Event. The Class A Preferred Shares are not entitled to any dividend or pre-determined accretion in value. Upon a Liquidation Event, each Class A Preferred Share will be entitled to receive, after the distribution to the holders of the Class B Preferred Shares but prior to any distribution to the holders of Ordinary Shares, out of the remaining assets of GF, if any, an amount equal to the initial purchase price per share of the Class A Preferred Shares. Each Class A Preferred Share is convertible, at the option of the holder thereof, into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon a Liquidation Event. Each Class A Preferred Share will automatically convert into Class B Ordinary Shares at the then applicable Class A Conversion Rate upon the earlier of (i) an IPO or (ii) a change of control transaction of GF. The initial “Class A Conversion Rate” is 100 Class B Ordinary Shares for each Class A Preferred Share converted, subject to customary anti-dilution adjustments. As a result of the Reconciliation Event (discussed above), each Class A Preferred Share now votes on an as-converted basis with the Ordinary Shares, voting together as a single class, with respect to any question upon which holders of Ordinary Shares have the right to vote.

Class A Subordinated Convertible Notes.    The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature ten years from the date of issuance. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Class B Subordinated Convertible Notes.    The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature ten years from the date of issuance. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Based on the structure of the transaction, pursuant to the guidance on accounting for interests in variable interest entities, during 2009, GF was considered to be a variable interest entity of the Company and the Company was deemed to be the primary beneficiary. Therefore, the Company was required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, was presented outside of stockholders’ equity in the Company’s consolidated balance sheet due to ATIC’s right to put those securities back to the Company in the event of a change of control of AMD during the two years following the Closing. The Company’s net income attributable to its common stockholders per share consisted of its consolidated net income, as adjusted for (i) the portion of GF’s losses attributable to ATIC, which is based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (17% in 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GF’s Class A Preferred Shares (83% in 2009).

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the Wafer Supply Agreement), certain terms of which are summarized below.

Shareholders’ Agreement.    The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event (discussed above), the number of directors a GF shareholder may designate increases or decreases according to the percentage of GF’s shares it owns on a fully diluted basis. The Company had the right to designate three directors to the GF Board as of December 26, 2009. Pursuant to the Shareholders’ Agreement, if a change of control of AMD occurs within two years of Closing, ATIC will have the right to put any or all GF securities (valued at their fair market value) held by ATIC and its permitted transferees to the Company in exchange for cash. In addition, if a change of control of AMD occurs after the Reconciliation Event, ATIC will have the option to purchase in cash any or all of the GF securities (valued at their fair market value) held by the Company and its permitted transferees, ATIC can require us or the other party to the change in control transaction to assume a pro-rata portion of ATIC’s funding commitment under the Funding Agreement until 2013, and ATIC can require the other party to the change in control transaction to guarantee all of our obligations under the transaction documents.

Funding Agreement.    The Funding Agreement provides for the funding of GF and governs the terms and conditions under which ATIC is obligated to provide such funding. Pursuant to the Funding Agreement, ATIC has committed to additional equity funding of a minimum of $3.6 billion and up to $6.0 billion to be provided in phases over five years from the Closing. The aggregate amount of equity funding to be provided by the shareholders in any year depends on the time period of such funding and the amounts set forth in the five-year capital plan of GF. In addition, GF is required to obtain specified third-party debt in any given year, as set forth in its five-year capital plan. To the extent that GF obtains more than the specified amount of third-party debt, ATIC is able to reduce its funding commitment accordingly. The Company has the right, but not the obligation, to provide additional future capital to GF in an amount pro rata to its interest in the fully converted Ordinary Shares of GF. To the extent the Company chooses not to participate in an equity financing of GF, ATIC is obligated to purchase its share of GF securities, subject to ATIC’s funding commitments under the Funding Agreement.

ATIC’s obligations to provide funding are subject to certain conditions, including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or AMD and the absence of a material breach or default by GF or AMD under the provisions of any transaction document. There are additional funding conditions for each of the phases which are set forth in more detail in the Funding Agreement.

During 2009, pursuant to a funding request from GF in accordance with the Funding Agreement, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. The Company declined to participate in the funding. As of December 26, 2009, the Company’s ownership interest in GF (on a fully converted to Ordinary Shares basis) was approximately 32%.

Wafer Supply Agreement.    The Wafer Supply Agreement governs the terms by which the Company purchases products manufactured by GF. Pursuant to the Wafer Supply Agreement, the Company purchases substantially all of its microprocessor unit (MPU) product requirements from GF. The Company currently pays GF for wafers on a cost-plus basis. If the Company acquires a third-party business that manufactures MPU products, it will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes certain specific qualified processes for bulk silicon wafers, the Company will purchase from GF, where competitive, specified percentages of its GPU requirements. At its request, GF will also provide sort services to the Company on a product-by-product basis.

The Company will provide GF with binding product forecasts of its MPU and GPU product requirements. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for the Company.

The Wafer Supply Agreement is in effect through March 2, 2024. However, the Wafer Supply Agreement may be terminated if a business plan deadlock occurs because AMD or ATIC, as the shareholders of GF, are unable to agree on GF’s annual business plan and ATIC elects to enter into a transition period pursuant to the Funding Agreement. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the Wafer Supply Agreement. During the transition period, pricing for microprocessor products will remain as set forth in the Wafer Supply Agreement, but the Company’s purchase commitments to GF will no longer apply.

Governance Changes, Funding and Accounting in 2010

Deconsolidation of GF

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with the Company’s consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provided for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009 prior to obtaining any regulatory approvals, the Company agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF Board approval. Additionally, if any such matters come before the GF Board, the Company agreed that its designated GF directors will vote in the same manner as the majority of ATIC-designated GF Board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes the Company no longer shared the control with ATIC over GF. Based on its fully diluted ownership interest in GF, the Company had the right to designate two directors to the GF Board of Directors as of December 25, 2010.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. The Company evaluated whether the governance changes described above would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it only had protective rights relative to the operations of GF, the Company concluded that the other investor in GF, ATIC, is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF and started accounting for its ownership interest in GF under the equity method of accounting. Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. During the first quarter of 2010, the Company completed a valuation analysis to determine the initial fair value of its investment in GF. In determining the fair value, the Company used a combination of the income approach and the market approach.

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

Each approach resulted in a business enterprise value that was comparable. The Company equally weighed the business enterprise value of GF provided by each method. Based on the results of this valuation, the Company determined the deconsolidation date fair value of its investment in GF to be $454 million. The Company recognized approximately $325 million, which is the difference between the fair value as of the deconsolidation date and the net carrying value of its investment, as a non-cash gain in other income (expense), net, for the year ended December 25, 2010.

Funding of GF

Pursuant to each GF funding request from the beginning of 2010 through November 17, 2010, the equity securities issued by GF consisted of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. On November 24, 2010, the Company, ATIC and GF signed a letter agreement regarding fundings of GF. Pursuant to this letter agreement, the parties agreed that the securities to be issued in consideration of any GF funding would consist solely of GF’s Class A Preferred Shares. In addition, the purchase price per Class A Preferred Share would be determined by dividing GF’s net tangible assets (derived from its most recent fiscal year-end audited consolidated balance sheet) by GF’s total number of outstanding preferred shares (assuming the conversion of any outstanding GF Class A subordinated convertible notes into Class A Preferred Shares and Class B subordinated convertible notes into Class B Preferred Shares) as of the date of the balance sheet referred to above and multiplying by 1.10. Prior to the letter agreement, the funding multiple was 0.90.

During 2010, ATIC contributed $930 million of cash to GF in exchange for GF securities consisting of 444,313 Class A Preferred shares and 617,695 Class B Preferred shares. The Company did not participate in the fundings. As a result, its ownership interest in GF’s Class A Preferred shares decreased from approximately 83% as of December 26, 2009 to approximately 62% as of December 25, 2010, and the Company’s ownership interest in GF, on a fully converted to Ordinary Shares basis, was approximately 23%. These contributions resulted in an aggregate gain on issuance of new GF shares of $232 million, which was recorded as part of the equity in net loss of investee line item on the consolidated statement of operations.

Equity Method

In applying the equity method of accounting for 2010, the equity in net loss of investee primarily consists of the Company’s proportionate share of GF’s losses for the period based on the Company’s ownership percentage of GF’s Class A Preferred Shares, the Company’s portion of the non-cash accretion on GF’s Class B Preferred Shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remains on the Company’s consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of the Company’s ownership interest as a result of capital infusions into GF by ATIC.

GF consolidated Chartered in 2010 because it was deemed to be the primary beneficiary of Chartered (GLOBALFOUNDRIES Singapore Pte. Ltd. or GFS). For the purposes of the Company’s application of the equity method of accounting, the Company recorded its share of the GF results excluding the results of Chartered because GF did not have an equity ownership interest in Chartered in 2010.

As of December 25, 2010, the Company’s investment in GF is reflected as a liability in the consolidated balance sheet with a balance of $7 million. This amount primarily reflects the accumulated loss that the Company has recognized in excess of the value of its investment in GF since the Company began accounting for GF under the equity method of accounting. Based on the current structure of the Company’s Wafer Supply Agreement, its guarantee of certain GF indebtedness, its ownership interest in GF and governance relationship with GF, the Company concluded that it was required to continue to record its share of the equity loss in excess of the carrying amount of its investment balance throughout 2010.

NOTE 4:    Noncontrolling Interest

Leipziger Messe and Fab 36 Beteiligungs GmbH, the original unaffiliated limited partners of AMD Fab 36 KG, made considerable contributions to AMD Fab 36 KG, the entity formed to operate the Company’s former fabrication facility, Fab 36 (subsequently transferred to GF as described in Note 3). Leipziger Messe and Fab 36 Beteiligungs’ contributions to AMD Fab 36 KG, pursuant to the terms set forth in the partnership agreements entered into in 2004, were recorded in the Company’s financial statements as noncontrolling interest, based on their fair value. The contributions were not mandatorily redeemable, but rather were subject to redemption outside of the control of the Company. Each accounting period, the Company increased the carrying value of this noncontrolling interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11% and 13%. In 2008, the Company redeemed the remaining unaffiliated limited partnership interest held by Fab 36 Beteiligungs GmbH for $95 million. In 2009, the Company redeemed the remaining unaffiliated limited partnership interest held by Leipziger Messe for $173 million.

The contributions made by ATIC in connection with the formation of GF were also recorded by the Company as noncontrolling interest. The table below reflects the changes in noncontrolling interest for the three years ended December 25, 2010.

(In millions)
Balance at December 29, 2007	$265
Debt accretion	33
Purchase of Fab 36 Beteiligungs GmbH limited partner contributions	(95)
Return of limited partner contributions	(19)
Foreign exchange translation	(15)
Balance at December 27, 2008	169
Income attributable to limited partner	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	(173)
ATIC Contribution
Class A Preferred Shares	218
Class B Preferred Shares	873
GF net loss attributed to noncontrolling interest	(87)
Class B preferred share accretion	72
Balance at December 26, 2009	1,076
Deconsolidation of GF	(1,076)
Balance at December 25, 2010	$—

NOTE 5:    Supplemental Balance Sheet Information

Accounts Receivable

	December 25, 2010	December 26, 2009
	(In millions)
Accounts receivable	$972	$752
Allowance for doubtful accounts	(4)	(7)
Total accounts receivable, net	$968	$745

Inventory

	December 25, 2010	December 26, 2009
	(In millions)
Raw materials	$28	$34
Work in process	441	359
Finished goods	163	174
Total inventory, net	$632	$567

Property, plant and equipment

	December 25, 2010	December 26, 2009
	(In millions)
Land and land improvements	$31	$58
Buildings and leasehold improvements	540	2,015
Equipment	1,479	5,023
Construction in progress	29	399
	2,079	7,495
Accumulated depreciation and amortization	(1,379)	(3,686)
Total property, plant and equipment, net	$700	$3,809

Depreciation expense for 2010, 2009 and 2008 was $256 million, $948 million and $960 million, respectively.

Accrued liabilities

	December 25, 2010	December 26, 2009
	(In millions)
Accrued compensation and benefits	$218	$179
Marketing program and advertising expenses	245	180
Software technology licenses payable	63	75
Interest payable	34	43
Others	138	318
Total accrued liabilities	$698	$795

NOTE 6:    Goodwill and Acquired Intangible Assets

Goodwill

The Company recorded goodwill as a result of the ATI acquisition in 2006. The changes in the carrying amounts of goodwill by segment through December 25, 2010 were as follows:

	Computing Solutions	Graphics	All Other(1)	Total
	(In millions)
Balance at December 29, 2007	$162	$533	$591	$1,286
Reclassification due to change in segments	—	254	(254)	—
Goodwill adjustments(2)	(1)	(3)	(1)	(5)
Impairment charges(3)	(161)	(461)	(336)	(958)
Balance at December 27, 2008	—	323	—	323
Goodwill adjustments	—	—	—	—
Impairment charges	—	—	—	—
Balance at December 26, 2009	—	323	—	323
Goodwill adjustments	—	—	—	—
Impairment charges	—	—	—	—
Balance at December 25, 2010	$—	$323	$—	$323
Initial goodwill(4)	$161	$1,288	$745	$2,194
Accumulated impairment losses	(161)	(965)	(745)	(1,871)
Balance at December 25, 2010	$—	$323	$—	$323

(1)	Includes goodwill related to the Handheld business unit. Goodwill related to the Digital Television business unit of $973 million has been excluded due to its discontinued operations classification.
(2)

Adjustments to goodwill primarily represented changes in assumed pre-acquisition income tax liabilities as a result of the ATI acquisition, which were applied to goodwill until ultimately settled with the tax authorities and prior to the adoption of the provisions of the new accounting standard related to business combinations at the beginning of 2009. Future changes will be recorded in the statement of operations.

(3)

The Company’s Chief Operating Decision Maker (CODM) does not consider certain expenses, including goodwill impairment, in evaluating the performance of reportable segments. Accordingly, the Computing Solutions and Graphics impairment charges are not included in Computing Solutions and Graphics operating income (loss) in the Company’s segment disclosures in Note 13.

(4)	Includes reclassifications due to change in segments and goodwill adjustments.

2010 and 2009 Impairment Analyses

In the fourth quarters of 2010 and 2009, the Company conducted its annual impairment tests of goodwill. The Company considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates of approximately 22% in 2010 and from 15% to 18% in 2009. Based on the results of the Company’s annual analysis of goodwill in 2010 and 2009, the fair values exceeded their carrying values by a significant amount, indicating that there was no goodwill impairment. As of December 25, 2010 and December 26, 2009, the Company did not have any reporting units that were at risk of failing Step 1 of the goodwill impairment test.

2008 Impairment Analyses

Goodwill

During 2008, the Company concluded that the carrying amount of goodwill associated with its Handheld business unit was impaired and recorded an impairment charge of $336 million related to the Handheld business unit. In addition, the Company concluded that the carrying amounts of goodwill assigned to the Graphics and Computing Solutions segments exceeded their implied fair values and recorded impairment charges of $161 million and $461 million, respectively. The Company considered the income and market approaches in determining the implied fair value of the goodwill. The income approach required estimates of future operating results and cash flows of each of the reporting units discounted using applicable estimated discount rates ranging from 19% to 30%. The conclusion was also due to the deterioration in the price of the Company’s common stock and the resulting reduced market capitalization. The Company included these amounts in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations.

The Company further concluded that the carrying amount of goodwill associated with its Digital Television business unit was impaired and recorded impairment charges of $473 million related to the Digital Television (DTV) business unit, which is included in the caption “Income (loss) from discontinued operations, net of tax” in its 2008 consolidated statement of operations. The assumptions used for the assessment of the DTV business unit were consistent with those used for the Handheld business unit described above.

Acquisition-related intangible assets

The outcome of the Company’s 2008 goodwill impairment analyses indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition-related intangible assets associated with our Computing Solutions and Graphics segments and its Handheld business unit were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the developed product technology, the customer relationships, and the trademarks and trade names. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of its impairment analyses, the Company recorded an impairment charge of approximately $130 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations.

The balances of acquisition-related intangible assets as of December 25, 2010, were as follows:

	Developed product technology	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
Intangible assets, net December 29, 2007(1)	$168	$112	$141	$44	$465
Amortization expense	(55)	(29)	(45)	(7)	(136)
Impairment charges	(80)	—	(34)	(16)	(130)
Reclassification(2)	(31)	—	—	—	(31)
Intangible assets, net December 27, 2008	2	83	62	21	168
Amortization expense	(2)	(29)	(34)	(5)	(70)
Intangible assets, net December 26, 2009	—	54	28	16	98
Amortization expense	—	(29)	(27)	(5)	(61)
Intangible assets, net December 25, 2010	$—	$25	$1	$11	$37

(1)	Represents the reclassification of the Digital Television business unit to discontinued operations. (See Note 19)
(2)	Includes the effect of the reclassification of certain assets related to the Handheld business unit that were sold to Qualcomm in the first quarter of 2009. (See 2008 Impairment).

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

(In millions)
Year
2011	$29
2012	4
2013	4
Total	$37

NOTE 7:    Financial Instruments

Available-for-sale securities held by the Company as of December 25, 2010 and December 26, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
December 25, 2010
Classified as cash equivalents:
Money market funds	$405	$—	$—	$405
Commercial paper	51	—	—	51
Total cash equivalents	$456	$—	$—	$456
Classified as marketable securities:
Commercial paper	$983	$—	$—	$983
Time deposits	135	—	—	135
Equity securities	8	—	—	8
Auction rate securities	57	—	—	57
Total marketable securities	$1,183	$—	$—	$1,183
Classified as other assets
Money market funds	$29	—	—	$29
Commercial paper	—	—	—	—
Equity securities	1	—	—	1
Total investments classified as other assets	$30	$—	$—	$30
December 26, 2009
Classified as cash equivalents:
Money market funds	$1,081	$—	$—	$1,081
Time deposits	348	—	—	348
Commercial paper	31	—	—	31
Total cash equivalents	$1,460	$—	$—	$1,460
Classified as marketable securities:
Commercial paper	$789	$—	$—	$789
Time deposits	100	—	—	100
Equity securities	23	6	—	29
Auction rate securities	31	3	—	34
Total marketable securities	$943	$9	$—	$952
Classified as other assets
Auction rate securities	$53	$5	$—	$58
Money market funds	44	—	—	44
Commercial paper	1	—	—	1
Equity securities	1	—	—	1
Total investments classified as other assets	$99	$5	$—	$104

At December 25, 2010, the Company had approximately $29 million of available-for-sale investment in money market funds used as collateral for leased buildings and letter of credit deposits, which was included in other assets on the Company’s consolidated balance sheets. At December 26, 2009, the Company had approximately $45 million of available-for-sale investment in money market funds and commercial paper used as collateral for long-term workers’ compensation, leased buildings, foreign exchange hedging activities, and letter of credit deposits, which was included in other assets on the Company’s consolidated balance sheet. The Company is restricted from accessing these deposits.

All contractual maturities of the Company’s available-for-sale debt securities at December 25, 2010 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2030 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. During the year ended December 25, 2010, the issuers tendered $29 million par value of ARS with a net carrying amount of $26 million for $27 million. The carrying value of the Company’s remaining ARS holdings as of December 25, 2010 was $57 million (par value $66 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

During 2010, the Company sold a portion of its marketable equity securities for $41 million and recorded a gain of $16 million in other income (expense), net.

The Company realized net gains of $1 million from ARS tender activities in 2010 and $1 million in 2009.

In addition to the ARS included in the table above, the Company also had trading securities, consisting of ARS subject to a UBS put option, with carrying values of $67 million (par value $69 million) included in marketable securities at December 26, 2009. UBS redeemed all of these ARS at par during 2010 and the Company recognized a $2 million gain from this redemption. During 2009, the Company recorded a $10 million gain on these securities to reflect the change in fair value.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 25, 2010
Assets
Classified as cash equivalents:
Money market funds	$405	$405	$—	$—
Commercial paper	51	—	51	—
Total classified as cash equivalents	$456	$405	$51	$—
Classified as marketable securities:
Commercial paper	$983	$—	$983	$—
Time deposits	135	—	135	—
Equity securities	8	8	—	—
Auction rate securities	57	—	—	57
Total classified as marketable securities	$1,183	$8	$1,118	$57
Classified as other assets:
Money market funds	$29	$29	$—	$—
Equity securities	1	1	—	—
Total classified as other assets	$30	$30	$—	$—
Total assets measured at fair value	$1,669	$443	$1,169	$57
Liabilities
Classified as accrued liabilities—Foreign currency derivative contracts	(3)	—	(3)	—
Total liabilities measured at fair value	$(3)	$—	$(3)	$—

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 26, 2009
Assets
Classified as cash equivalents:
Money market funds	$1,081	$1,081	$—	$—
Time deposits	348	—	348	—
Commercial paper	31	—	31	—
Total classified as cash equivalents	$1,460	$1,081	$379	$—
Classified as marketable securities:
Commercial paper	$789	$—	$789	$—
Time deposits	100	—	100	—
Auction rate securities	101	—	—	101
Equity securities	29	29	—	—
Total classified as marketable securities	$1,019	$29	$889	$101
Classified as other assets:
Auction rate securities	$58	$—	$—	$58
Money market funds	44	44	—	—
Commercial paper	1	—	1	—
Equity securities	1	1	—	—
Total classified as other assets	$104	$45	$1	$58
Classified as prepaid expenses and other current assets:
Equity securities	$4	$4	$—	$—
UBS put option	2	—	—	2
Total classified as prepaid expenses and other current assets	$6	$4	$—	$2
Total assets measured at fair value	$2,589	$1,159	$1,269	$161
Liabilities
Classified as accrued liabilities—Foreign currency derivative contracts	(6)	—	(6)	—
Total liabilities measured at fair value	$(6)	$—	$(6)	$—

The Company carries financial instruments, except for its long term debt, at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within one year, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments are and the UBS put option was classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of December 25, 2010 and December 26, 2009, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS decreased by $7 million as of December 25, 2010 when compared with the fair value as of December 26, 2009, which the Company included in other comprehensive loss.

In October 2008, UBS offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. The Company accepted this offer. From June 30, 2010 through July 2, 2012, the Company had the right, but not the obligation, to sell, at par, these ARS to UBS. The Company had elected to account for the put option at fair value as permitted by the fair value accounting guidance for such financial instruments. Accordingly, the Company initially recorded the put option at its estimated fair value, with the corresponding gain recorded in earnings. The put option was marked to market each quarter, with changes in its estimated fair value recorded in earnings. The Company recorded a loss of $2 million and $9 million, respectively, during the year ended December 25, 2010 and the year ended December 26, 2009 to reflect the change in fair value of the UBS put option. The UBS put option became exercisable on June 30, 2010; however, UBS redeemed all of its ARS without the Company exercising the option. As of December 25, 2010, the Company did not own any UBS ARS and, therefore, the put option had no value.

The roll-forward of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	December 25, 2010		December 26, 2009
	Auction Rate Securities	UBS Put Option	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$159	$2	$160	$11
Redemption at par	(98)	—	(19)	—
Gain (loss) included in net income (loss)	3	(2)	10	(9)
Change in fair value included in other comprehensive income (loss)	(7)	—	8	—
Ending balance	$57	$—	$159	$2

Financial Instruments Not Recorded at Fair Value on a Recurring Basis.    Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	December 25, 2010		December 26, 2009
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,162	$2,326	$4,303	$4,046

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

NOTE 8:    Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities, trade receivables and derivative financial instruments used in hedging activities.

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

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 18%, 11% and 8% of the total consolidated accounts receivable balance as of December 25, 2010 and 16%, 12%, and 9% of the total consolidated accounts receivable balance as of December 26, 2009. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit limits, credit lines, monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with two large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 25, 2010, the Company’s obligations under the contracts exceed the counterparties’ obligations by approximately $3 million.

The Company’s third party foundry, GF, is largely dependent on one supplier for silicon-on-insulator (SOI) wafers to manufacture the Company’s products. The Company is also dependent on certain equipment and materials from a limited number of suppliers and relies on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for its internal back-end manufacturing operations. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of the Company’s graphics products are currently available from only a limited number of sources. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If the Company or its third party manufacturing suppliers are unable to procure certain of these materials, or its foundries are unable to procure materials for manufacturing its products, its business would be materially adversely affected.

NOTE 9:    Income Taxes

The provision for income taxes consists of:

	2010	2009	2008
	(In millions)
Current:
U.S. Federal	$(4)	$(4)	$(6)
U.S. State and Local	—	1	1
Foreign National and Local	47	(13)	(9)
Total	$43	$(16)	$(14)
Deferred:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign National and Local	(5)	128	82
Total	$(5)	$128	$82
Provision for income taxes	$38	$112	$68

Income (loss) before income taxes consisted of the following:

	2010	2009	2008
	(In millions)
U.S.	$987	$1,472	$(852)
Foreign	(478)	(1,064)	(1,492)
Total pre-tax income	$509	$408	$(2,344)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 25, 2010 and December 26, 2009 are as follows:

	December 25, 2010	December 26, 2009
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$948	$774
Deferred distributor income	60	58
Inventory valuation	31	55
Accrued expenses not currently deductible	88	179
Acquired intangibles	460	485
Tax deductible goodwill	427	482
Investments	157	159
Federal and state tax credit carryovers	348	229
Foreign capitalized research and development costs	49	106
Foreign research and development ITC credits	265	355
Discount of convertible notes	126	372
Other	289	238
Total deferred tax assets	3,248	3,492
Less: valuation allowance	(3,223)	(3,279)
	25	213
Deferred tax liabilities:
Property, plant and equipment	—	(245)
Capitalized interest	(4)	(13)
Acquired intangibles	(1)	(5)
Unrealized translation gain	—	(25)
Other	(7)	(21)
Total deferred tax liabilities	(12)	(309)
Net deferred tax assets (liabilities)	$13	$(96)

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 25, 2010 and December 26, 2009 is as follows:

	December 25, 2010	December 26, 2009
	(In millions)
Current deferred tax assets	$—	$8
Non-current deferred tax assets	17	102
Current deferred tax liabilities	(4)	(9)
Non-current deferred tax liabilities	—	(197)
Net deferred tax assets (liabilities)	$13	(96)

Current deferred tax assets and current deferred tax liabilities are included in captions “Prepaid expenses and other current assets” and “Accrued Liabilities”, respectively, on the consolidated balance sheet. Non-current deferred tax assets and non-current deferred tax liabilities are included in captions “Other assets” and “Other long term liabilities”, respectively, on the consolidated balance sheet.

As of December 25, 2010, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 25, 2010, in management’s estimate, is not more likely than not to be achieved. In 2010, the net valuation allowance decreased by $56 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and the utilization of foreign research and development credits to offset prior period audit adjustments, net of an increase in U.S. deferred tax assets, primarily for foreign tax credits arising from withholding taxes. In 2009, the net valuation allowance decreased by $93 million primarily for decreases in deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes. In 2008, the net valuation allowance increased by $1.1 billion primarily to provide valuation allowance for deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes.

As of December 25, 2010 and December 26, 2009, the Company had $213 million and $257 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 25, 2010 and December 26, 2009, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The tax benefit from these deductions will increase capital in excess of par when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 25, 2010. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State/ Provincial	Expiration
	(In millions)
US-net operating loss carryovers	$2,497	$110	2012 to 2030
US-credit carryovers	$440	$158	2011 to 2030
Canada-net operating loss carryovers	$24	$0	2018
Canada-credit carryovers	$347	$30	2011 to 2030
Canada-R&D pools	$235	$134	no expiration
Barbados-net operating loss carryovers	$305	N/A	2012 to 2017
Other foreign net operating loss carryovers	$17	N/A	various

Utilization of $81 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2010
Statutory federal income tax expense	$178	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(24)	(4.7)%
Foreign losses not benefited	51	10.0%
US valuation allowance utilized	(164)	(32.3)%
Alternative minimum tax	(2)	(0.4)%
Research & development credit monetization	(2)	(0.4)%
	$38	7.4%
2009
Statutory federal income tax expense	$147	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(63)	(15.0)%
Foreign losses not benefited	306	73.1%
Foreign benefits not realized	122	29.1%
US special deduction under IRC 186	(396)	(94.5)%
Research & development credit monetization	(5)	(1.2)%
	$112	26.7%
2008
Statutory federal income tax expense	$(832)	35.0%
State taxes, net of federal benefit	1	0.0%
Foreign income at other than U.S. rates	(74)	3.1%
Foreign losses not benefited	670	(28.2)%
US net operating losses not benefited	309	(13.0)%
Research & development credit monetization	(6)	0.2%
	$68	(2.9)%

The Company has made no provision for U.S. income taxes on approximately $406 million of cumulative undistributed earnings of certain foreign subsidiaries through December 25, 2010 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $131 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to increase the Company’s net income by $7 million in 2010 (less than $.01 per share, diluted). Due to losses, the tax holidays did not impact the Company’s net income in 2009 and decreased the Company’s net loss by approximately $7 million in 2008.

A reconciliation of the gross unrecognized tax benefits is as follows:

	December 25, 2010	December 26, 2009	December 27, 2008
	(In millions)
Balance at beginning of year	$166	$180	$149
Increases for tax positions taken in prior years	—	11	54
Decreases for tax positions taken in prior years	(8)	(18)	(25)
Increases for tax positions taken in the current year	7	6	7
Decreases for tax positions taken in the current year	—	—	—
Decreases for settlements with taxing authorities	(119)	(8)	—
Decreases for lapsing of the statute of limitations	(4)	(5)	(5)
Balance at end of year	$42	$166	$180

The amount of unrecognized tax benefits that would impact the effective tax rate was $8 million, $11 million and $31 million as of December 25, 2010, December 26, 2009, and December 27, 2008, respectively. As of December 25, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $10 million and $1 million, respectively. As of December 26, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $16 million and $5 million, respectively. As of December 27, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $14 million and $26 million respectively.

The Company recorded a reduction of interest expense of $6 million and a decrease of $4 million of penalty expense in its consolidated statement of operations in 2010. The Company recorded net interest expense of $2 million and a decrease of $24 million of penalty expense in its consolidated statement of operations in 2009. The Company recorded net interest expense of $5 million in its consolidated statement of operations in 2008. The Company recorded a decrease of $10 million net penalty expense in its consolidated statement of operations and a reduction of $6 million of penalties was offset to goodwill in 2008. The reduction of penalties that were offset to goodwill was related to the expiration of the statutes of limitations in certain foreign jurisdictions. During the 12 months beginning December 26, 2010, the Company expects to reduce its unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.

As of December 25, 2010, the Canada Revenue Agency, or CRA, has completed its audit of ATI for the years 2000 through 2004 and issued its final Notice of Assessment. During the second quarter of 2010, the U.S. Internal Revenue Service completed its audit of the U.S. Federal income tax returns for the years ending 2004 through 2006 inclusive. As of December 25, 2010 the German tax authorities are auditing AMD’s German subsidiaries for the tax years 2001 through 2004. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. As a result of the application of uncertainty in income taxes in ASC 740, the Company has recognized $6 million of current and long-term deferred tax assets, previously under a valuation allowance with $6 million of liabilities for unrecognized tax benefits as of December 25, 2010.

NOTE 10:    Debt and Other Obligations

Long-term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations as of December 25, 2010 and December 26, 2009 consist of:

	December 25, 2010	December 26, 2009
	(In millions)
5.75% Convertible Senior Notes due 2012	485	485
6.00% Convertible Senior Notes due 2015, net of discount	723	1,641
8.125% Senior Notes due 2017, net of discount	454	449
7.75% Senior Notes Due 2020	500	—
Fab 36 Term Loan	—	460
GF Class A Subordinated Convertible Notes	—	254
GF Class B Subordinated Convertible Notes	—	1,015
Capital lease obligations	30	256
	2,192	4,560
Less: current portion	4	308
Long-term debt and capital lease obligations, less current portion	$2,188	$4,252

5.75% Convertible Senior Notes due 2012

On August 14, 2007, the Company issued $1.5 billion aggregate principal amount of the 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes are general unsecured senior obligations. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

In 2009, the Company repurchased $1,015 million in aggregate principal amount of the Company’s outstanding 5.75% Notes for $1,002 million in cash.

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

The 5.75% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 5.75% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the remaining amount of the 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when it believes the market conditions are favorable to do so.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Notes. The 6.00% Notes are general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

In the first quarter of 2009, the Company adopted the new guidance for accounting for convertible debt that may be fully or partially settled in cash upon conversion and modified its accounting for its 6.00% Notes. To retrospectively apply this new guidance, the proceeds from the issuance of the Company’s 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. The initial value of the equity component ($259 million), which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

In 2008 and 2009, the Company repurchased $60 million and $344 million, respectively, in aggregate principal amount of its 6.00% Notes for $21 million and $161 million, respectively. The Company recorded a net gain of approximately $34 million and $174 million, respectively, which is recorded in “Other income (expense), net” in the consolidated statements of operations.

In 2010, the Company repurchased $1,016 million in aggregate principal amount of our outstanding 6.00% Notes, for a total of $1,011 million. The Company recognized a $24 million net loss on the repurchases, which is recorded in “Other income (expense), net” in the consolidated statements of operations. As of December 25, 2010, the remaining outstanding aggregate principal amount of the Company’s 6.00% Notes was $780 million and the remaining carrying value was approximately $723 million, net of debt discount of $57 million.

The accounting for the repurchases of the 6.00% Notes requires that the amounts paid be allocated between the liability and equity components in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the repurchase dates of the 6.00% Notes. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. For the repurchase of its 6.00% Notes during 2010, the Company allocated $57 million of the $1,011 million aggregate cash payment to the equity component and reduced the carrying amount of the debt by $954 million.

Information related to equity and debt components:

	December 25, 2010	December 26, 2009
	(In millions)
Carrying amount of the equity component	$171	$228
Principal amount of the 6.00% Notes	780	1,796
Unamortized discount(1)	(57)	(155)
Net carrying amount	$723	$1,641

(1)	As of December 25, 2010, the remaining period over which the unamortized discount will be amortized is 52 months.

Information related to interest rates and expense:

	2010	2009	2008
	(In millions, except percentages)
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$93	$117	$132
Interest cost related to amortization of the discount	$20	$25	$25

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

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

The Company may elect to purchase or otherwise retire the balance of the 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when it believes the market conditions are favorable to do so.

8.125% Senior Notes Due 2017

On November 30, 2009, the Company issued $500 million of the 8.125% Senior Notes Due 2017 (the 8.125% Notes) at a discount of 10.204%. The 8.125% Notes are general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and will be amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between the Company and Wells Fargo Bank, National Association, as Trustee.

At anytime (which may be more than once) before December 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 8.125% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price of not greater than 108.125% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to December 15, 2013, the Company may redeem some or all of the 8.125% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 8.125% Indenture). Thereafter, the Company may redeem all or part of the 8.125% Notes at any time at specified redemption prices, plus accrued and unpaid interest.

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

The 8.125% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 8.125% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the 8.125% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

7.75% Senior Notes Due 2020

On August 4, 2010, the Company issued $500 million of 7.75% Senior Notes Due 2020 (7.75% Notes). The 7.75% Notes are general unsecured senior obligations of the Company. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee.

At any time (which may be more than once) before August 1, 2013, the Company can redeem up to 35% of the aggregate principal amount of the 7.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 1, 2015, the Company may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.75% Indenture). From August 1, 2015, the Company may redeem the 7.75% Notes at specified redemption prices, plus accrued and unpaid interest.

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

The 7.75% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 7.75% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

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

Fab 36 Term Loan and Guarantee

On April 21, 2004, AMD Fab 36 KG, the legal entity that owned Fab 36, the Company’s former 300-millimeter wafer fabrication facility, entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, (the Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The Company guaranteed the obligations of AMD Fab 36 KG to the lender under the Fab 36 Loan Agreements.

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the Fab 36 Loan Agreements were amended to allow for the transfer of the former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF are joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. However, if the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company for the full amount of such payments. As of December 25, 2010, the total amount outstanding under the Fab 36 Term Loan was $170 million, and the rate of interest on the loan was 2%. This loan is repayable by GF in quarterly installments which terminate in March 2011.

Effective with the deconsolidation of GF, the Fab 36 Term Loan is no longer an obligation of the Company and, therefore, it does not appear as debt on its December 25, 2010 consolidated balance sheet. However, the Company remains subject to the terms of the Guarantee Agreement until the loan is repaid by GF. As of December 25, 2010, the Company was in compliance with the covenants under the guarantee agreement.

GF Class A Subordinated Convertible Notes

In connection with the closing of the GF manufacturing joint venture transaction, GF issued $202 million aggregate principal amount of 4% Class A Subordinated Convertible Notes to ATIC for cash. In July 2009, GF issued $52 million of Class A Notes to ATIC for cash, pursuant to the terms of the Funding Agreement. (See Note 3).

The Class A Notes accrue interest at a rate of 4% per annum, compounded semiannually, and mature ten years from the date of issuance. Interest on the Class A Notes is payable semiannually in additional Class A Notes. The Class A Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class A Notes are not redeemable by GF without the note holder’s consent. The Class A Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class A Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date based on the conversion ratio in effect on the date of conversion. The Class A Notes will automatically convert into Class A Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Effective with the deconsolidation of GF, the GF Class A Subordinated Convertible Notes are no longer an obligation of the Company and, therefore, they do not appear as debt on its December 25, 2010 consolidated balance sheet.

GF Class B Subordinated Convertible Notes

In connection with the closing of the GF manufacturing joint venture transaction, GF issued $807 million aggregate principal amount of 11% Class B Subordinated Convertible Notes to ATIC for cash. In July 2009, GF issued $208 million of Class B Notes to ATIC for cash, pursuant to the terms of the Funding Agreement. (See Note 3).

The Class B Notes accrue interest at a rate of 11% per annum, compounded semiannually, and mature ten years from the date of issuance. Interest on the Class B Notes is payable semiannually in additional Class B Notes. The Class B Notes are the unsecured obligations of GF and rank subordinated in right of payment to any current or future senior indebtedness of GF. The Class B Notes are not redeemable by GF without the note holder’s consent. The Class B Notes are convertible, in whole or in part, in multiples of $1,000, into GF Class B Preferred Shares at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date at the conversion ratio in effect on the date of conversion. The Class B Notes will automatically convert into GF Class B Preferred Shares upon the earlier of (i) an IPO, (ii) certain change of control transactions of GF or (iii) the close of business on the business day immediately preceding the maturity date.

Effective with the deconsolidation of GF, the GF Class B Subordinated Convertible Notes are no longer an obligation of the Company and, therefore, they do not appear as debt on its December 25, 2010 consolidated balance sheet.

Capital Lease Obligations

As of December 25, 2010, the Company had aggregate outstanding capital lease obligations of $30 million for one of the facilities in Canada, which is payable in monthly installments through 2017.

The gross amount of assets recorded under capital leases totaled approximately $23 million and $249 million as of December 25, 2010 and December 26, 2009, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $9 million and $69 million as of December 25, 2010 and December 26, 2009 respectively.

Future Payments on Long Term Debt and Capital Lease Obligations

As of December 25, 2010, the Company’s long term debt and capital lease payment obligations for each of the next five years and beyond, are:

	Long Term Debt (Principal only)	Capital Leases
	(In millions)
2011	$—	$5
2012	485	6
2013	—	6
2014	—	6
2015	780	6
Beyond 2016	1,000	7
Total	2,265	36
Less: amount representing interest	—	6
Total	$2,265	$30

Other Short-Term Obligations—Receivable Financing Arrangement

On March 26, 2008, the Company entered into a Sale of Receivables—Supplier Agreement with IBM Credit LLC (IBM Credit), and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd. (AMDISS), entered into the same sales agreement with IBM United Kingdom Financial Services Ltd. (IBM UK), pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. In November 2009, AMD (China), Co. Ltd entered into a similar sales agreement with IBM Factoring (China) Co., Ltd., (IBM GF), pursuant to which AMD (China) agreed to sell to IBM GF certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties. As of December 25, 2010, only selected distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt. The debt is reduced as the IBM parties receive payments from the distributors. In 2010, the Company received proceeds of approximately $988 million from the transfer of accounts receivable under these financing arrangements, and the IBM parties collected approximately $915 million from the distributors participating in these arrangements. $229 million and $156 million were outstanding under these agreements as of December 25, 2010 and December 26, 2009, respectively. These amounts appear as “Other short-term obligations” on the Company’s consolidated balance sheets and are not considered cash commitments. In December 2009, the Company expanded its relationship with IBM to include selected distributor receivables of its Canadian subsidiary, ATI Technologies. On February 11, 2011, the Company terminated these supplier agreements.

NOTE 11:    Legal Settlements

Samsung Settlement

On December 22, 2010, the Company entered into a Patent License and Settlement Agreement with Samsung to end all outstanding legal disputes related to pending patent litigation between the Company and

Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay the Company $283 million less any withholding taxes not to exceed a maximum rate of 16.5%. The Company received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) will be paid in two equal installments by May 31, 2011 and by November 30, 2011. In addition, pursuant to the settlement agreement, Samsung granted to the Company, and the Company granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompasses all patent litigation and disputes between the parties and the Company does not have any future obligations that it is required to perform in order to earn this settlement payment. Accordingly, the Company recognized the entire settlement amount in its 2010 operating results.

Intel Settlement

On November 12, 2009, Intel Corporation and the Company entered into an agreement to end all outstanding legal disputes between the Company and Intel including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

•	The Company and Intel agreed to a new 5-year patent cross license agreement that gives the Company broad rights and the freedom to operate a business utilizing multiple foundries;

•	Intel and the Company gave up any claims of breach from the previous license agreement;

•	Intel paid the Company $1.25 billion;

•	Intel agreed to abide by a set of business practice provisions going forward;

•	the Company dropped all pending litigation, including a case in U.S. District Court in Delaware and two cases pending in Japan; and

•	the Company withdrew all of its regulatory complaints worldwide.

This settlement satisfies all past antitrust litigation and disputes between the Company and Intel and there are no future obligations that the Company would need to perform to earn this settlement payment. That is, the patent cross license agreement represents fully paid up licenses by both the Company and Intel for which no future payment or delivery is required. Accordingly, the Company recognized the entire settlement amount in its 2009 operating results.

NOTE 12:    Supplemental Statement of Operations Information

Gain on sale of 200 millimeter equipment and the license of related process technology

During 2008, in conjunction with the conversion of Fab 30, the Company’s former manufacturing facility in Dresden, Germany from 200 millimeter to 300 millimeter fabrication, the Company sold certain 200 millimeter manufacturing equipment and licensed certain process technology to a third party. The Company evaluated this multiple-element arrangement and determined that each component was considered a separate unit of accounting. In addition, the transaction consideration was allocated to each unit based on their relative fair values.

Based on the evaluation, the Company recognized a gain of approximately $167 million on the equipment sale, and a $191 million gain on the license of process technology. The difference between the $167 million gain recognized in the transaction described above and the $193 million gain shown in the consolidated statement of operations for 2008 represents gains recognized on sales of 200 millimeter equipment to other third parties.

Interest Expense

	2010	2009	2008
	(In millions)
Total interest charges	$199	$439	$400
Less: interest capitalized	—	(1)	(9)
Interest expense	$199	$438	$391

During 2008, the Company had capitalized interest primarily in connection with the construction of the Fab 36 wafer fabrication facility and equipment facilitization activities in Dresden, Germany. The Company discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production. The Company recorded $1 million of capitalized interest during 2009 related to GF’s Fab 2 building site in Saratoga County, New York.

Other Income (Expense), Net

	2010	2009	2008
	(In millions)
Gain upon deconsolidation of GF	$325	$—	$—
Net gain (loss) on debt redemption	(24)	169	33
Gain on sale of certain Handheld assets	—	28	—
Impairment charges related to Spansion investment	—	(3)	(53)
Other	10	(28)	(17)
Other income (expense), net	$311	$166	$(37)

NOTE 13:    Segment Reporting

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

In the first quarter of 2008, the CODM reviewed and addressed operating performance using the following three reportable segments:

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

In the second quarter of 2008, the Company decided to divest its Handheld and Digital Television business units, which were previously part of the Consumer Electronics segment. As a result, the Company classified these business units as discontinued operations in the Company’s financial statements. The CODM began reviewing and assessing operating performance using the following reportable segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which included graphics, video and multimedia products and related revenue, as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In the fourth quarter of 2008, the Company determined that, based on ongoing negotiations related to the divestiture of the Handheld business unit, the discontinued operations classification criteria for this business unit were no longer met. As a result, the Company classified the results of its Handheld business unit back into continuing operations.

In the first quarter of 2009, as a result of the formation of GF, the Company began reviewing and assessing operating performance using the following reportable segments:

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

In addition to these reportable segments, the Company had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included impairment of goodwill and acquired intangible assets, employee stock-based compensation expense, restructuring charges and amortization of acquired intangible assets. The Company also reported results of the Handheld business unit in the All Other category because the operating results of this business unit were not material. The Handheld business unit consisted of the AMD Imageon™ media processor brand and handheld products that were part of the Handheld business unit prior to the sale of certain graphics and multimedia technology assets and intellectual property to Qualcomm Incorporated during the first quarter of 2009. The Company also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, the Company no longer had a Foundry segment or an Intersegment Eliminations category. Therefore, the Company started using the following two reportable segments:

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

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2010, 2009 and 2008. Information specific to the Foundry segment and Intersegment Eliminations for 2008 has not been recast to reflect the segment change in 2009 noted above because it is not practicable to do so.

	2010	2009	2008
	(In millions)
Net revenue:
Computing Solutions	$4,817	$4,170	$4,591
Graphics	1,663	1,167	1,132
Foundry	—	1,101	—
All Other	14	66	85
Intersegment eliminations	—	(1,101)	—
Total net revenue	$6,494	$5,403	$5,808
Operating income (loss):
Computing Solutions	$529	$142	$(458)
Graphics	149	35	9
Foundry	—	(433)	—
All Other	170	968	(1,506)
Intersegment eliminations	—	(48)	—
Total operating income (loss)	$848	$664	$(1,955)
Interest income	11	16	39
Interest expense	(199)	(438)	(391)
Other income (expense), net	311	166	(37)
Equity in net income (loss) of investees	(462)	—	—
Income (loss) from continuing operations before income taxes	$509	$408	$(2,344)

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The following table provides a summary of net revenue and operating income (loss) by segment for 2009 and 2008, applying the segment structure that was in place as of December 27, 2008:

	2009	2008
	(In millions)
Net revenue:
Computing Solutions	$4,170	$4,591
Graphics	1,167	1,132
All Other	66	85
Total net revenue	$5,403	$5,808
Operating income (loss):
Computing Solutions	$(267)	$(458)
Graphics	—	9
All Other	931	(1,506)
Total operating income (loss)	$664	$(1,955)
Interest income	16	39
Interest expense	(438)	(391)
Other income (expense), net	166	(37)
Equity in net income (loss) of investees	—	—
Income (loss) from continuing operations before income taxes	$408	$(2,344)

The Company’s operations outside the United States include both back end manufacturing and sales activities. The Company’s back end manufacturing subsidiaries are located in Malaysia, Singapore and China. Its sales subsidiaries are located in the United States, Europe, Japan, China and Latin America. In 2009, GFs manufacturing facilities, and in 2008, when these facilities were the Company’s wafer manufacturing facilities, were located in Germany.

The following table summarizes sales for the three years ended December 25, 2010 and long-lived assets by geographic areas as of the two years ended December 25, 2010:

	2010	2009	2008
	(In millions)
Sales to external customers:
United States	$747	$704	$737
Japan	561	306	331
China	3,006	2,445	2,553
Europe	985	934	1,021
Other Countries	1,195	1,014	1,166
	$6,494	$5,403	$5,808
Long-lived assets:
United States	$418	$716
Singapore	79	145
Germany	1	2,756
Other Countries	202	192
	$700	$3,809

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers including third-party distributors, OEMs, ODMs, add-in-board manufacturers, system integrators, retail stores and e-commerce retailers.

In 2010, the Company had one customer that accounted for more than 10% of the Company’s consolidated net revenues. Net sales to this customer were approximately $1.4 billion, or 22% of consolidated net revenues, and were primarily attributable to the Computing Solutions segment.

In 2009, the Company had one customer that accounted for more than 10% of the Company’s consolidated net revenues. Net sales to this customer were approximately $1.3 billion, or 24% of consolidated net revenues, and were primarily attributable to the Computing Solutions segment.

In 2008, the Company had one customer that accounted for more than 10% of the Company’s consolidated net revenues. Net sales to this customer were approximately $1.2 billion, or 21% of consolidated net revenues, and were primarily attributable to the Computing Solutions segment.

NOTE 14:    Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). Equity awards are made from the 2004 Plan. Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three- to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than ten years after the grant date. In addition, unvested shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004 as well as equity compensation plans that the Company assumed as part of its acquisition of ATI. Reserved shares that were available for grant under the Company’s prior equity compensation plans were consolidated into the 2004 Plan but none of the reserved shares from the ATI plans were consolidated into the 2004 Plan.

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

Stock Options.    A stock option is the right to purchase shares of the Company’s common stock at a fixed exercise price for a fixed period of time. Under the 2004 Plan, nonstatutory and incentive stock options may be granted. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of each option granted under the 2004 Plan must be paid in full at the time of the exercise.

Stock Appreciation Rights.    Awards of stock appreciation rights may be granted pursuant to the 2004 Plan. Stock appreciation rights may be granted to employees and consultants. No stock appreciation right may be granted at less than fair market value of the Company’s common stock on the date of grant or have a term of over ten years from the date of grant. Upon exercising a stock appreciation right, the holder of such right is entitled to receive payment from the Company in an amount determined by multiplying (i) the difference between the closing price of a share of the Company’s common stock on the date of exercise and the exercise price by (ii) the number of shares with respect to which the stock appreciation right is exercised. The Company’s obligation arising upon the exercise of a stock appreciation right may be paid in shares or in cash, or any combination thereof.

Restricted Stock.    Restricted stock awards can be granted to any employee, director or consultant. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock based on continued service may fully vest with no minimum time requirements. Restricted stock that is performance based generally may not fully vest for at least one year from the date of grant.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share. Prior to May 7, 2009, restricted stock units based on continued service may not fully vest for three years from the date of grant. As of May 7, 2009, restricted stock units based on continued service may fully vest with no minimum time requirements. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

Option Exchange.    In June 2009, the Company launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under the 2004 Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common with a weighted-average exercise price of $14.70 per share, and the Company cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of the Company common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized expenses associated with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s employee stock purchase plan was allocated in the consolidated statements of operations as follows:

	2010	2009	2008
	(In millions)
Cost of sales	$4	$3	$10
Research and development	46	40	44
Marketing, general, and administrative	37	32	23
Total stock-based compensation expense, net of tax	$87	$75	$77

During 2010, 2009, and 2008, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any related financing cash flows.

For the year ended December 25, 2010 and December 26, 2009, the Company did not have employee stock-based compensation expense for discontinued operations. For the year ended December 27, 2008, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million.

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

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the year ended December 25, 2010, December 26, 2009 and December 27, 2008 was $3.20, $2.59 and $2.16 per share respectively, using the lattice-binomial model with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	55.97%	70.51%	72.00%
Risk-free interest rate	1.34%	1.56%	2.4%
Expected dividends	0%	0%	0%
Expected life (in years)	3.71	3.67	3.19

The Company used a combination of the historical volatility of its common stock and the implied volatility for publicly traded options on the Company’s common stock as the expected volatility assumption required by the lattice-binomial model. The implied volatility was based upon the availability of actively traded options on the Company’s common stock. The Company believes that the use of implied volatility is more representative of future stock price trends for the periods covered by the actively traded options’ maturities than simply using historical volatility alone. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options.

The risk-free interest rate assumption is based upon observed interest rates commensurate with the term of the Company’s employee stock options. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected term of employee stock options is impacted by all of the underlying assumptions and calibration of the lattice-binomial model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested term. The lattice- binomial model estimates the probability of exercise as a function of this variable based on the past ten year history of exercises, post-vesting cancellations, and outstanding options on all option grants other than pre-vesting forfeitures made by the Company. The outstanding options are assumed to be exercised at the midpoint of the current date (if vested) or the vesting date (if unvested) and the expiration date.

The following table summarizes stock option activity and related information:

	2010		2009		2008
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Options:
Outstanding at beginning of year	42	$8.65	58	$11.97	43	$16.61
Granted	5	$7.77	10	$4.24	24	$4.38
Cancelled	(6)	$16.92	(25)	$14.20	(9)	$14.53
Exercised	(4)	$3.35	(1)	$3.09	—	$5.85
Outstanding at end of year	37	$7.77	42	$8.65	58	$11.97
Exercisable at end of year	28	$8.24	24	$12.04	33	$16.77

As of December 25, 2010, the weighted average remaining contractual life of outstanding stock options was 3.96 years and their aggregate intrinsic value was $91 million. As of December 25, 2010, the weighted average remaining contractual life of exercisable stock options was 3.42 years and their aggregate intrinsic value was $74 million. The total intrinsic value of stock options exercised for 2010, 2009 and 2008 was $22 million, $5 million and $0.2 million.

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

Historically, certain Company employees had been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depended on actual performance against specified performance goals. The performance period was generally one to three years from the date of grant.

The summary of the changes in restricted stock awards outstanding during the year ended December 25, 2010, December 26, 2009 and December 27, 2008 is presented below:

	2010		2009		2008
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(In millions except share price)
Nonvested balance at beginning of period	22	$5.32	11	$11.09	10	$20.20
Granted	12	$8.54	17	$4.12	8	$7.06
Forfeited	(2)	$6.13	(2)	$9.70	(4)	$18.52
Vested	(8)	$6.41	(4)	$13.68	(3)	$20.89
Nonvested balance at end of period	24	$6.50	22	$5.32	11	$11.09

The total fair value of restricted stock and restricted stock units vested during 2010, 2009 and 2008 was $61 million, $16 million and $19 million, respectively. Compensation expense recognized for the restricted stock units for 2010, 2009 and 2008 was approximately $61 million, $49 million and $45 million. Compensation expense recognized for the restricted stock awards is not significant.

As of December 25, 2010, the Company had $19 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.71 years.

As of December 25, 2010, the Company had $99 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 1.93 years.

Stock Purchase Plan.    The Company had an employee stock purchase plan (ESPP) that allowed eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the lower of the fair market value on the first or the last business day of the three-month offering period. Beginning with the November 2007 purchase period the Company temporarily suspended its ESPP program, and the Company indefinitely suspended the program on December 3, 2008. The ESPP expired on April 27, 2010.

Shares Reserved for Issuance.    The Company had a total of approximately 24.3 million shares of common stock as of December 25, 2010 that were available for future grants under the 2004 Plan and 60.8 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock awards (including restricted stock units and awards) under the 2004 Plan, the Company’s prior equity compensation plans and the assumed ATI plans.

NOTE 15:    Other Employee Benefit Plans

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched employee contributions one to one for the first 3% of participants’ contributions and 50 cents on each dollar of additional 3% of participants’ contributions, to a maximum of 4.5% of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $9 million in 2010 and $5 million in each of 2009 and 2008.

In 2009, as part of its cost cutting efforts, the Company temporarily suspended the matching contributions for its 401(k) plan, effective February 2, 2009. In January 2010, the Company announced the partial reinstatement of the Section 401(k) plan matching contributions for 2010. At the end of 2010, the Company looked back at all employee contributions and made a one-time match equivalent to half of the full-year amount. This Company match was one-half of 75% of contributions through December 31, 2010, up to the first 6% of pay deferred.

NOTE 16:    Commitments and Guarantees

As of December 25, 2010, total noncancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, were as follows for each of the next five years and beyond:

Operating leases
(In millions)
2011	$35
2012	30
2013	25
2014	24
2015	20
2016 and beyond	42
$176

The Company leases certain of its facilities and in some jurisdictions the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2018. The Company also leases certain manufacturing and office equipment for terms ranging from 1 to 5 years. Rent expense was approximately $44 million, $55 million and $81 million in 2010, 2009, and 2008.

In December 1998, the Company arranged for the sale of its marketing, general and administrative facility in Sunnyvale, California and leased it back for a period of 20 years. The Company recorded a deferred gain of $37 million on the sale and is amortizing it over the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200% of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9%. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 25, 2010, were approximately $176 million, of which $77 million was recorded as a liability for certain facilities that were included in the 2002 and 2008 restructuring plans. (See Note 18).

Total non-cancelable purchase obligations, other than those to GF under the wafer supply agreement, as of December 25, 2010 were $419 million for periods through 2016. The Company’s purchase obligations primarily include obligations to purchase wafers and substrates from third parties. The Company currently estimates that it will pay GF approximately $1.5 billion in 2011 and $1.5 billion in 2012. The Company based the 2011 and 2012 estimated costs in part on current expectations regarding GF’s manufacturing yields and wafer volumes, and demand for its products. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but expects that the future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Consolidated Balance Sheet

Fab 36 Guarantee

The Company entered into a guarantee agreement under the Fab 36 Loan Agreements as described in more detail above. Please see Note 10.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors.

In January 2010, the Company signed binding agreements to transfer its limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF. Concurrent with the transfer, a term loan related to BAC, a revolving credit facility for the benefit of the AMTC and related documents were amended. Toppan Photomasks Germany GmbH (Toppan Germany) leased a portion of the BAC facility from the BAC. In connection with the amendments to the BAC term loan, AMTC assumed all of Toppan Germany’s rental obligations and Toppan Germany and GF agreed to guarantee AMTC’s payment obligations to the BAC. The remaining portion of the BAC facility is leased by AMTC through a separate lease agreement. The initial guarantee agreement concerning AMTC’s rental payments was terminated and replaced with a new AMTC rental contract guarantee. Pursuant to this guarantee, the Company, Toppan Germany and GF guarantee AMTC’s rental obligations relating to the remaining portion of the BAC facility. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. Moreover, GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. As of December 25, 2010, the Company’s joint and several guarantee of the rental obligation was $3 million.

In connection with the amendment to the AMTC revolving credit facility, the guarantee agreement was amended so that the Company and GF are joint and several guarantors of 50% of AMTC’s outstanding loan balance under the AMTC revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. As of December 25, 2010, the amount outstanding under this loan was $40 million and the Company’s joint and several guarantee obligation was $20 million.

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

Changes in the Company’s potential liability for product warranty during the years ended December 25, 2010 and December 26, 2009 are as follows:

	December 25, 2010	December 26, 2009
	(In millions)
Balance, beginning of the period	$19	$19
New warranties issued during the period	34	31
Settlements during the period	(35)	(30)
Changes in liability for pre-existing warranties during the period, including expirations	1	(1)
Balance, end of the period	$19	$19

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

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.6 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

Legal Matters

SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No. 06-C-0611 in the United States District Court for the Western District of Wisconsin

On October 23, 2006, Silicon Graphics Inc. (SGI) filed a patent infringement lawsuit against ATI and AMD in the United States District Court for the Western District of Wisconsin. SGI alleged that certain ATI products infringe U.S. Patent No. 6,650,327 (the ‘327 patent) and later amended its complaint to add two additional patents. The Company asserted counterclaims against SGI. SGI later abandoned its claims as to one patent, the District Court granted the Company’s motion for summary judgment of non-infringement as to a second patent, and the District Court also granted in part the Company’s motion for summary judgment of non-infringement on the ‘327 patent. Immediately following the District Court’s entry of partial summary judgment, SGI moved to dismiss its remaining infringement claims, and those claims were dismissed. The District Court granted the Company’s request to proceed with the trial on its counterclaims of invalidity and inequitable conduct. The jury verdict on February 8, 2008, found that certain claims of one of SGI’s patents were not invalid, and the District Court subsequently dismissed an inequitable conduct claim raised by the Company. The Company and SGI both appealed various aspects of the District Court’s rulings to the Court of Appeals for the Federal Circuit.

On April 1, 2009, SGI filed for bankruptcy, and through the bankruptcy proceeding changed its name to Graphics Properties Holdings, Inc. (“GPHI”). The Court of Appeals postponed the oral argument based on the automatic stay provisions of the bankruptcy code and the intertwined nature of the Company’s and SGI/GPHI’s appeals. On August 12, 2009, the bankruptcy court overseeing the SGI/GPHI matter issued an order lifting the stay, and SGI/GPHI requested that the Court of Appeals reschedule the oral argument. Oral argument took place on November 3, 2009. On June 4, 2010, the Court of Appeals issued an opinion in which it reversed portions of the Wisconsin District Court’s decision. The case was subsequently remanded to the Wisconsin District Court. On November 10, 2010, a Preliminary Pretrial Conference Order was filed to set the schedule for the case. The trial has been set for May 9, 2011. On January 31, 2011, the District Court entered an order on threshold issues, which, among other things, permits the Company to pursue its invalidity affirmative defense at trial and does not permit SGI to accuse the Company’s R7xx series of graphics products of infringement in this case. Pursuant to this order, SGI, which had asked to change its damages expert, may substitute its experts, but new experts are bound by the opinions already expressed by the former experts to the same extent the original experts would be.

SGI served its damages report on February 7, 2011; however, the report is subject to the protective order entered by the District Court. Having reviewed those portions of the redacted report to which it has access and based on the information currently available to the Company, it believes that the possibility of a material loss in this litigation is remote.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Cause No. 10-CV-08655 (S.D.N.Y)

On November 16, 2010, GPHI (see SGI v ATI, above) filed suit against several AMD customers (see also, GPHI v. Dell, et al., below). In GPHI v. Nintendo, et al, GPHI alleges infringement of the ‘327 patent identified in the original SGI v. ATI suit. All defendants except Nintendo are also accused of infringing U.S. Patent No. 7,518,615 (the ‘615 patent). Both patents relate to three-dimensional graphics. The Company has received requests for indemnification from some of the defendants in this lawsuit and is evaluating these requests. Given the nature and early status of these lawsuits, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. Based upon the information currently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material effect upon its financial condition or results of operations.

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Cause No. 10-CV-00992 (D. Del.)

On November 18, 2010, GPHI (see SGI v ATI above) filed suit against several of the Company’s customers (see also, GPHI v. Nintendo, et al., above). In GPHI v. Dell, et al, plaintiff alleges infringement of two patents: the ‘327 patent identified in the original SGI v. ATI suit and the ‘615 patent. Both patents relate to three-dimensional graphics. The Company has received requests for indemnification from some of the defendants in this lawsuit and is evaluating these requests. Given the nature and early status of these lawsuits, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. Based upon the information currently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material effect upon its financial condition or results of operations.

The Company is a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material effect on its financial condition or results of operations.

NOTE 18:    Restructuring

In the second and fourth quarters of 2008, the Company initiated restructuring plans to reduce its cost structure. Both plans primarily involved the termination of employees. The restructuring charges recorded in conjunction with the plans initiated during 2008 primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures. The remaining liability for these plans is related to lease obligations that will be paid through 2012. The Company anticipates cash payments related to the remaining liability for the 2008 restructuring plans to be $3.5 million in 2011 and $3.5 million in 2012. In December 2002, the Company initiated a restructuring plan. As of December 25, 2010, the 2008 and 2002 plans were substantially completed.

The following table provides a summary of each major type of cost associated with the 2008 and 2002 restructuring plans through December 25, 2010:

	2010	2009	2008
	(In millions)
Severance and benefits	$(4)	$25	$53
Contract or program terminations	—	12	13
Asset impairments	—	8	18
Facility consolidations and closures	—	20	6
Total	$(4)	$65	$90

NOTE 19:    Discontinued Operations

In 2008, the Company evaluated the viability of its non-core businesses and determined that its Digital Television business unit was not directly aligned with its core strategy of computing and graphics market opportunities. Accordingly, the Company decided to divest this business unit.

The Company performed an interim impairment test of goodwill and acquired intangible assets during 2008 and concluded that the carrying amounts of goodwill and certain acquisition-related intangible assets associated with the Digital Television business unit was impaired and recorded an impairment charge of $473 million.

During the third quarter of 2008, the Company entered into an agreement with Broadcom Corporation to sell the Digital Television business unit for $141.5 million, and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, the Company recorded an additional goodwill impairment charge of $135 million. As a result of the decisions and transactions described above, pursuant to applicable accounting guidance, the operating results of the Digital Television business unit are presented as discontinued operations in the consolidated statements of operations for the applicable periods presented. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results from discontinued operations for the Company’s former Digital Television business unit were as follows:

	2009	2008
	(In millions)
Net revenue	$—	$73
Expenses	(3)	(147)
Impairment of goodwill and acquired intangible assets	—	(609)
Restructuring charges	—	(1)
Loss from discontinued operations	$(3)	$(684)

NOTE 20:    Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in accumulated other comprehensive income (loss), the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net related to contracts not designated as hedging instruments, which was allocated in the consolidated statement of operations as follows:

	2010	2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive loss	$—	$(2)
Cost of sales	—	(17)
Research and development	3	(9)
Marketing, general and administrative	2	(4)
Contracts not designated as hedging instruments
Other expense, net	$(13)	$(37)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the consolidated balance sheet as follows:

	December 25, 2010	December 26, 2009
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$1	$(6)
Contracts not designated as hedging instruments	$(4)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of December 25, 2010 and December 26, 2009, the notional value of the Company’s outstanding foreign currency forward contracts was $302 million and $384 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. As of December 25, 2010, the Company’s outstanding contracts were in a $3 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of December 25, 2010, the Company was not required to post any collateral.

NOTE 21:    Subsequent Events

Cost method of accounting for investment in GLOBALFOUNDRIES

On December 27, 2010, pursuant to the Contribution Agreement, ATIC II, contributed all of the outstanding Ordinary Shares of GFS to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. In connection with this contribution, the Company amended and restated the Shareholders’ Agreement and the Funding Agreement. The issuance of Class A Preferred Shares to ATIC International diluted the Company’s ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. Moreover, as a result of the contribution, the Company expects to realize a non-cash gain as a result of the dilution of its equity interest in GF. The resulting gain will be reflected in the Company’s investment in GF balance during the first quarter of 2011, and cannot be estimated at this time.

In connection with the Company’s reduced ownership interest in GF, the Company decreased the number of AMD-designated directors on GF’s Board from two to one.

Following the execution of the Contribution Agreement and the governance changes described above, the Company assessed its ability to exercise significant influence over GF and considered, factors such as its representation on GF’s Board of Directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of ownership by the Company in relation to ownership by the other shareholder. Based on the results of the assessment, the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, in the first quarter of 2011, the Company changed its method of accounting for its ownership interest in GF from the equity method to the cost method of accounting. Under the cost method of accounting, the Company no longer recognizes any share of GF’s net income or loss in its statement of operations.

The Company will review the carrying value of its investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant change in market conditions in which GF operates, and GF’s ability to continue as a going concern. An impairment charge will be recorded if the carrying value of the investment exceeds its fair value, and such impairment is determined to be “other than temporary.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 18, 2011

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer (or Interim Chief Executive Officer) and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 25, 2010. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 25, 2010, which is included immediately following this report.

By:	/s/ Thomas J. Seifert
Name:	Thomas J. Seifert
Title:	Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer
February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 25, 2010 and December 26, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2010, and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 18, 2011

Supplementary Financial Information

In 2010 and 2009, the Company used a 52-week fiscal year ending on the last Saturday in December. All of the quarters in 2010 and 2009 consisted of 13 weeks.

	2010				2009
	Dec. 25	Sep. 25	Jun. 26	Mar. 27	Dec. 26	Sep. 26	Jun. 27	Mar. 28
Net revenue	$1,649	$1,618	$1,653	$1,574	$1,646	$1,396	$1,184	$1,177
Cost of sales	906	879	915	833	911	811	743	666
Gross margin	743	739	738	741	735	585	441	511
Research and development	352	359	371	323	432	420	425	444
Marketing, general and administrative	250	236	229	219	239	221	247	287
Legal settlements(1)	(283)	—	—	—	(1,242)	—	—	—
Amortization of acquired intangible assets	11	16	17	17	18	17	17	18
Restructuring	—	—	(4)	—	—	4	1	60
Operating income (loss)	413	128	125	182	1,288	(77)	(249)	(298)
Interest income	2	3	3	3	3	4	6	3
Interest expense	(39)	(56)	(55)	(49)	(119)	(114)	(108)	(97)
Other income (expense), net(2)	14	(6)	(1)	304	19	47	6	94
Income (loss) before income taxes	390	69	72	440	1,191	(140)	(345)	(298)
Provision (benefit) for income taxes(3)	42	1	5	—	11	(5)	(10)	116
Equity in net income (loss) of investee(4)	27	(186)	(120)	(183)
Income (loss) from continuing operations	375	(118)	(43)	257	$1,180	$(135)	$(335)	$(414)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(3)	—	—	—
Net income (loss)	375	(118)	(43)	257	$1,177	$(135)	$(335)	$(414)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	23	29	25	6
Class B preferred accretion	—	—	—	—	(22)	(22)	(20)	(8)
Net income (loss) attributable to AMD common stockholders	375	$(118)	$(43)	$257	$1,178	$(128)	$(330)	$(416)
Net income (loss) attributable to AMD common stockholders per common share
Basic net income (loss) attributable to AMD common stockholders per common share	$0.52	$0.17	$0.06	$0.36	$1.68	$(0.18)	$(0.49)	$(0.66)
Diluted net income (loss) attributable to AMD common stockholders per common share	$0.50	$0.17	$0.06	$0.35	$1.52	$(0.18)	$(0.49)	$(0.66)
Shares used in per share calculation
Basic	717	713	709	707	705	694	667	626
Diluted	758	713	709	754	791	694	667	626
Common stock market price range
High	$8.24	$8.21	$10.16	$9.83	$9.95	$6.30	$4.90	$3.78
Low	$6.82	$5.61	$7.61	$7.19	$4.33	$3.22	$3.04	$1.86

(1)

On November 11, 2009, the Company entered into a settlement agreement with Intel Corp. Pursuant to the settlement agreement, Intel paid the Company $1,250 million and the Company recorded a $1,242 million gain net of certain expenses in 2009. On December 22, 2010, the Company entered into settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay the Company $283 million, net of withholding taxes. The Company recorded this amount as a gain in 2010.

(2)

In the first, second and third quarters of 2009, the Company recorded gains of $108 million, $6 million and $66 million, respectively, related to the repurchase of its 5.75% and 6.00% Notes. In the first quarter of 2009, the Company recorded impairment charges of $3 million related to its investment in Spansion.

(3)

The tax provision in the first quarter of 2009 is primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon the transfer of its ownership interest in its Dresden subsidiaries to GF. The tax provision in the fourth quarter of 2010 is primarily due to withholding taxes that the Company paid in connection with the settlement agreement with Samsung.

(4)

As of beginning of 2010, the Company deconsolidated GF and began to account for its ownership interest in GF under the equity method of accounting. The Company recorded a one-time, non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for the Company’s share of GF’s operating results in 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 25, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

The information under the captions “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Directors’ Compensation and Benefits,” “2010 Non-Employee Director Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Policies and Practices,” “Executive Compensation” (including 2010 Summary Compensation Table, 2010 Nonqualified Deferred Compensation, Outstanding Equity Awards at 2010 Fiscal Year-End, Grants of Plan-Based Awards in 2010 and Option Exercises and Stock Vested in 2010), “Employment and Related Agreements” and “Change in Control Arrangements” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance—Independence of Directors,” and “Certain Relationships and Related Transactions” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2011 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2011 Proxy Statement, our 2011 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2011 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of AMD are set forth in Item 8 of this report on Form 10-K. The financial statements of GLOBALFOUNDRIES are incorporated by reference in Item 8 from Exhibit 99.2, Consolidated Financial Statements of GLOBALFOUNDRIES Inc. for the fiscal year ended December 25, 2010 and for the period from March 2, 2009 to December 26, 2009, attached to this Form 10-K.

Other than Schedule II and Exhibit 99.2, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits
2.1	Plan of Arrangement under Section 192 of the Canada Business Corporations Act filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

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

3.1

Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc. dated May 8, 2007 filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is hereby incorporated by reference.

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

4.3	Form of 6.00% Senior Note due 2015, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
4.4

Indenture governing 5.75% Convertible Senior Notes due 2012, dated August 14, 2007, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 14, 2007, is hereby incorporated by reference

4.5	Form of 5.75% Senior Note due 2012, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 14, 2007, is hereby incorporated by reference.

4.6

Indenture, Including the Form of 8.125% Note, dated November 30, 2009 between Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

4.7

Indenture governing 7.75% Senior Notes due 2020, Including the Form of 7.75% Note, dated August 4, 2010 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated August 4, 2010, is hereby incorporated by reference.

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

*10.7	Advanced Micro Devices, Inc. 2006 Executive Incentive Plan, filed as Appendix B to AMD’s Definitive Proxy Statement on Schedule 14A, as filed on March 23, 2006, is hereby incorporated by reference.

*10.8	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.9	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.10

Form of Management Continuity Agreement, as amended and restated filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.11	Form of Change in Control Agreement filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

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

*10.14

Third Amended and Restated Advanced Micro Devices, Inc. 2004 Equity Incentive Plan is hereby incorporated by reference from Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2010.

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

*10.20

Form of Stock Option Agreement for AMD’s US Senior Vice Presidents and Above filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.21

Form of Stock Option Agreement for AMD’s Non-US Senior Vice Presidents and Above filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.22

Form of Restricted Stock Unit Agreement for AMD’s US Senior VPs and Above filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.23

Form of Restricted Stock Unit Agreement for AMD’s Non-US Senior VPs and Above filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

10.24

Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.25	Form of Split Dollar Life Insurance Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.26	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.27	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.28

Form of Indemnity Agreement by and between Advanced Micro Devices, Inc., and its officers and directors filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.29	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

*10.30

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.31

Plan to Replace Motorola Retirement Benefit for Robert J. Rivet Pursuant to Employment Agreement filed as Exhibit 10.35(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.32

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

10.33

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

***10.34

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

*10.35

ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.36	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

10.37

Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.38

Sale of Receivables (With Program Fees) Supplier Agreement between Advanced Micro Devices, Inc., and IBM Credit LLC dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.39(a)

Amendment to Supplier Agreement between IBM Credit LLC and Advanced Micro Devices, Inc. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.40

Sale of Receivables (With Program Fees) Supplier Agreement between AMD International Sales & Service, Ltd., and IBM United Kingdom Financial Services Ltd. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.40(a)

Amendment to Supplier Agreement between IBM United Kingdom Financial Services LTD. and AMD International Sales and Service, LTD. dated March 26, 2008 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

10.41

Master Transaction Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. dated October 6, 2008 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

10.41(a)

Amendment to Master Transaction Agreement dated December 5, 2008 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.42

Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**10.43

IP Core License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

10.44

Shareholders’ Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.44(a)

Amended and Restated Shareholders’ Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, ATIC International Investment Company LLC and GlobalFoundries Inc. dated December 27, 2010.

10.45

Funding Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.45(a)	Amended and Restated Funding Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and GlobalFoundries Inc. dated December 27, 2010.

**10.46

Wafer Supply Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US Inc., filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

*10.47	Offer Letter—Thomas Seifert dated August 31, 2009 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.48

Relocation Expenses Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.49

Sign-On Bonus Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.3 to AMD’s Current Report on
Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.50

Offer Letter (including form Change in Control Agreement)—Emilio Ghilardi dated December 18, 2008 filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

*10.51

Sign-On Bonus Agreement dated January 14, 2009 by and between Advanced Micro Devices, Inc. and Emilio Ghilardi filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

10.52

Settlement Agreement dated November 17, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

***10.53

Patent Cross License Agreement dated November 11, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.54

Registration Rights Agreement dated November 30, 2009 by and among Advanced Micro Devices, Inc. and J.P. Morgan Securities Inc. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

*10.55

Executive Transition Agreement and General Release between Advanced Micro Devices, Inc., and Thomas M. McCoy dated June 29, 2010 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 29, 2010, is hereby incorporated by reference.

*10.56	Relocation Expenses Agreement between Advanced Micro Devices, Inc. and Rick Bergman, dated February 22, 2010.

*10.57	Separation Agreement and Release between Derrick Meyer and Advanced Micro Devices, Inc. dated January 10, 2011.

10.58

Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc., Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 27, 2010, is hereby incorporated by reference.

10.59

Registration Rights Agreement by and among Advanced Micro Devices, Inc., and J.P. Morgan Securities Inc., as representative of the Several Initial Purchasers, dated August 4, 2010 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 4, 2010, is hereby incorporated by reference.

10.60

Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 25, 2010, is hereby incorporated by reference.

21	List of AMD subsidiaries.

23-a	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

23-b	Consent of Ernst & Young LLP, independent auditors for GLOBALFOUNDRIES Inc.

24	Power of Attorney.

Exhibit Number	Description of Exhibits
31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO Certification (Section 303A.12(a))

99.2	Consolidated Financial Statements of GLOBALFOUNDRIES Inc. for the fiscal year ended December 25, 2010 and for the period from March 2, 2009 to December 26, 2009.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2011	ADVANCED MICRO DEVICES, INC.

	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS J. SEIFERT Thomas J. Seifert	Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	February 18, 2011

* Waleed Al Mokarrab Al Muhairi	Director	February 18, 2011

* W. Michael Barnes	Director	February 18, 2011

* John E. Caldwell	Director	February 18, 2011

* Bruce L. Claflin	Executive Chairman of the Board	February 18, 2011

* Craig A. Conway	Director	February 18, 2011

* Nicholas M. Donofrio	Director	February 18, 2011

* H. Paulett Eberhart	Director	February 18, 2011

* Robert B. Palmer	Director	February 18, 2011

*By:	/S/ THOMAS J. SEIFERT
(Thomas J. Seifert, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 27, 2008, December 26, 2009 and December 25, 2010

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 27, 2008	$10	$4	$(6)	$8
December 26, 2009	$8	$—	$(1)	$7
December 25, 2010	$7	$—	$(3)	$4

(1)	Accounts written off