Form 10-Q
period 2011-04-02
ADVANCED MICRO DEVICES INC
filed 2011-05-10
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of May 2, 2011: 687,543,533

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions, except per share amounts)
Net revenue	$1,613	$1,574
Cost of sales	922	833

Gross margin	691	741
Research and development	367	323
Marketing, general and administrative	261	219
Amortization of acquired intangible assets	9	17

Operating income	54	182
Interest income	3	3
Interest expense	(48)	(49)
Other income, net	11	304

Income before equity income (loss) and dilution gain in investee and income taxes	20	440
Provision for income taxes	2	—
Equity income (loss) and dilution gain in investee, net	492	(183)

Net income	$510	$257

Net income per share
Basic	$0.71	$0.36
Diluted	$0.68	$0.35
Shares used in per share calculation:
Basic	720	707
Diluted	764	754

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	April 2, 2011	December 25, 2010*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$602	$606
Marketable securities	1,143	1,183

Total cash and cash equivalents and marketable securities	1,745	1,789
Accounts receivable, net	797	968
Inventories, net	648	632
Prepaid expenses and other current assets	221	205

Total current assets	3,411	3,594
Property, plant and equipment, net	676	700
Investment in GLOBALFOUNDRIES	486	—
Acquisition related intangible assets, net	28	37
Goodwill	323	323
Other assets	285	310

Total assets	$5,209	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411	$376
Accounts payable to GLOBALFOUNDRIES	127	205
Accrued liabilities	605	698
Deferred income on shipments to distributors	165	143
Other short-term obligations	34	229
Current portion of long-term debt and capital lease obligations	4	4
Other current liabilities	29	19

Total current liabilities	1,375	1,674
Long-term debt and capital lease obligations, less current portion	2,192	2,188
Other long-term liabilities	84	82
Accumulated loss in excess of investment in GLOBALFOUNDRIES	—	7
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on April 2, 2011 and December 25, 2010; shares issued: 695 on April 2, 2011 and 691 on December 25, 2010; shares outstanding: 687 on April 2, 2011 and 683 on December 25, 2010.	7	7
Additional paid-in capital	6,611	6,575
Treasury stock, at cost (8 shares on April 2, 2011 and December 25, 2010)	(104)	(102)
Accumulated deficit	(4,958)	(5,468)
Accumulated other comprehensive income	2	1

Total stockholders’ equity	1,558	1,013

Total liabilities and stockholders’ equity	$5,209	$4,964

*	Amounts as of December 25, 2010 were derived from the December 25, 2010 audited financial statements. See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions)
Cash flows from operating activities:
Net income	$510	$257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) loss and dilution gain in investee	(492)	183
Gain on deconsolidation of GLOBALFOUNDRIES	—	(325)
Depreciation and amortization	88	100
Compensation recognized under employee stock plans	27	20
Non-cash interest expense	5	8
Provision for deferred income taxes	(1)	—
Other	11	4
Changes in operating assets and liabilities:
Accounts receivable	(189)	(134)
Inventories	(16)	(89)
Prepaid expenses and other current assets	(11)	(6)
Other assets	10	13
Accounts payable to GLOBALFOUNDRIES	(78)	31
Accounts payable, accrued liabilities and other	(32)	(39)

Net cash provided by (used in) operating activities	(168)	23

Cash flows from investing activities:
Purchases of property, plant and equipment	(38)	(48)
Purchases of available-for-sale securities	(393)	(503)
Proceeds from sale and maturity of available-for-sale securities	434	231
Proceeds from sale of trading securities	—	8
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	—	(904)
Other	(17)	1

Net cash used in investing activities	(14)	(1,215)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	165	199
Net proceeds from foreign grants	7	—
Proceeds from issuance of AMD common stock	9	3
Repayments of debt and capital lease obligations	(1)	(25)
Other	(2)	—

Net cash provided by financing activities	178	177

Net decrease in cash and cash equivalents	(4)	(1,015)

Cash and cash equivalents at beginning of period	606	1,657

Cash and cash equivalents at end of period	$602	$642

See accompanying notes to condensed consolidated financial statements

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended April 2, 2011 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

In the first quarter of 2011, the Company changed the method of accounting for its investment in GLOBALFOUNDRIES Inc. (GF) from the equity method to the cost method of accounting. Therefore, the users of the Company’s financial statements should consider the effect of the change to the cost method of accounting when comparing the current period to the periods in 2010.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters ended April 2, 2011, December 25, 2010 and March 27, 2010 consisted of 14, 13 and 13 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

NOTE 2. GLOBALFOUNDRIES

On December 27, 2010, ATIC International Investment Company (ATIC II), an affiliate of Advanced Technology Investment Company LLC (ATIC), contributed all of the outstanding Ordinary Shares of Chartered Semiconductor Manufacturing Ltd. (currently known as GLOBALFOUNDRIES Singapore Pte. Ltd. or GFS) to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC II diluted the Company’s ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. In connection with the Company’s reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

Following the GFS contribution and governance changes described above, the Company assessed its ability to exercise significant influence over GF and considered factors such as its representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of ownership by the Company in relation to ownership by the other shareholders. Based on the results of its assessment, the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, the Company changed its method of accounting for its ownership interest in GF from the equity method to the cost method of accounting. As of April 2, 2011, the Company’s investment balance in GF is reflected as an asset of $486 million.

Under the cost method of accounting, the Company no longer recognizes any share of GF’s net income or loss in its condensed consolidated statement of operations. In addition, the Company reviews the carrying value of its investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant change in market conditions in which GF operates, and GF’s ability to continue as a going concern. An impairment charge will be recorded if the carrying value of the investment exceeds its fair value, and such impairment is determined to be “other than temporary.”

As of April 2, 2011, the Company’s ownership interest in GF was 12% on a fully diluted basis and 15% on a voting basis. During the first quarter of 2011, the Company recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net.

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2011 amounted to approximately $263 million. In addition, during the first quarter of 2011, the Company incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which do not benefit the Company.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, the Company purchases substantially all of its microprocessor unit product requirements from GF. On April 2, 2011, the Company amended its WSA with GF. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011, including purchases from GF during the first quarter of 2011, for the Company’s microprocessor, including accelerated processing unit (APU), products. The amendment also modified the Company’s existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Pursuant to the amendment, GF has committed to provide the Company with, and the Company has committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. The Company will pay GF a fixed price for 45nm wafers delivered in 2011. The Company’s price for 32nm wafers will vary based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, the Company also agreed to pay an additional quarterly amount to GF during 2012 if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. The Company expects GF will meet the conditions to earn these payments. In 2012, the Company will compensate GF on a cost plus basis for projected manufacturing capacity that it has requested for its microprocessor, including its APU, products.

The Company currently estimates that it will pay GF between approximately $1.1 to $1.5 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. The Company based its 2011 and 2012 estimated costs in part on its current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including its current expectations regarding demand for its products. In addition, the Company estimates that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $82 million in 2011. The Company is not able to meaningfully quantify or estimate its additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, the Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material under the WSA.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3: Supplemental Balance Sheet Information

Accounts Receivable

	April 2, 2011	December 25, 2010
	(In millions)
Accounts receivable	$800	$972
Allowance for doubtful accounts	(3)	(4)

Total accounts receivable, net	$797	$968

Inventories

	April 2, 2011	December 25, 2010
	(In millions)
Raw materials	$25	$28
Work in process	496	441
Finished goods	127	163

Total inventories, net	$648	$632

Property, Plant and Equipment

	April 2, 2011	December 25, 2010
	(In millions)
Land and land improvements	$30	$31
Buildings and leasehold improvements	541	540
Equipment	1,471	1,479
Construction in progress	37	29

	2,079	2,079
Accumulated depreciation and amortization	(1,403)	(1,379)

Total property, plant and equipment, net	$676	$700

Accrued Liabilities

	April 2, 2011	December 25, 2010
	(In millions)
Accrued compensation and benefits	$141	$218
Marketing program and advertising expenses	242	245
Software technology and licenses payable	56	63
Other	166	172

Total accrued liabilities	$605	$698

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares outstanding and shares issuable upon exercise of warrants issued by the Company to West Coast Hitech L.P., in connection with the GF transaction. The warrants became exercisable on July 24, 2009.

Diluted net income per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income per share:

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions, except per share amounts)
Numerator - Net income:
Numerator for basic income per share	$510	$257
Effect of assumed conversion of 5.75% convertible senior notes:
Interest expense and amortization of financing cost	7	7

Numerator for diluted net income per share	$517	$264

Denominator - Weighted average shares
Denominator for basic net income per share	720	707
Effect of potentially dilutive shares:
Employee stock options and restricted stock	20	23
5.75% convertible senior notes	24	24

Denominator for diluted net income per share	764	754

Net income per share:
Basic	$0.71	$0.36
Diluted	$0.68	$0.35

Potential shares from outstanding stock options and restricted stock totaling approximately 15 million and 16 million were not included in the net income per share calculation for the first quarter of 2011 and the first quarter of 2010, respectively, because their inclusion would have been anti-dilutive.

NOTE 5. Comprehensive Income

The following are the components of comprehensive income:

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions)
Net income	$510	$257
Net change in unrealized gains on available-for-sale securities	—	8
Net change in unrealized gains (losses) on cash flow hedges	(1)	1
Cumulative translation adjustments	2	(141)

Other comprehensive income (loss)	1	(132)

Total comprehensive income	$511	$125

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of April 2, 2011 and December 25, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
April 2, 2011
Classified as cash equivalents:
Money market funds	$406	$—	$—	$406
Commercial paper	96	—	—	96

Total classified as cash equivalents	$502	$—	$—	$502

Classified as marketable securities:
Commercial paper	$951	$—	$—	$951
Time deposits	135	—	—	135
Auction rate securities	57	—	—	57

Total classified as marketable securities	$1,143	$—	$—	$1,143

Classified as other assets:
Money market funds	$19	$—	$—	$19
Equity securities	1	—	—	1

Total classified as other assets	$20	$—	$—	$20

December 25, 2010
Classified as cash equivalents:
Money market funds	$405	$—	$—	$405
Commercial paper	51	—	—	51

Total cash equivalents	$456	$—	$—	$456

Classified as marketable securities:
Commercial paper	$983	$—	$—	$983
Time deposits	135	—	—	135
Equity securities	8	—	—	8
Auction rate securities	57	—	—	57

Total marketable securities	$1,183	$—	$—	$1,183

Classified as other assets:
Money market funds	$29	$—	$—	$29
Equity securities	1	—	—	1

Total investments classified as other assets	$30	$—	$—	$30

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At April 2, 2011 and December 25, 2010, the Company had approximately $19 million and $29 million, respectively, of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which was included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these deposits.

All contractual maturities of the Company’s available-for-sale marketable debt securities at April 2, 2011 were within one year except those for auction rate securities (ARS). The Company’s ARS have stated maturities ranging from January 2030 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The carrying value of the Company’s ARS holdings as of April 2, 2011 was $57 million (par value $65 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

The Company realized a gain of approximately $1 million on sales of available-for-sale securities of approximately $8 million in the first quarter of 2011. The Company did not sell any available-for-sale securities prior to maturity in the first quarter of 2010.

Advanced Micro Devices, Inc.

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
	(In millions)
April 2, 2011
Assets
Classified as cash equivalents:
Money market funds	$406	$406	$—	$—
Commercial paper	96	—	96	—

Total classified as cash equivalents	$502	$406	$96	$—

Classified as marketable securities:
Commercial paper	$951	$—	$951	$—
Time deposits	135	—	135	—
Auction rate securities	57	—	—	57

Total classified as marketable securities	$1,143	$—	$1,086	$57

Classified as other assets:
Money market funds	$19	$19	$—	$—
Equity securities	1	1	—	—

Total classified as other assets	$20	$20	$—	$—

Classified as prepaid expenses and other current assets:
Foreign currency derivative contracts	$5	$—	$5	$—

Total classified as prepaid expenses and other current assets	$5	$—	$5	$—

Total assets measured at fair value	$1,670	$426	$1,187	$57

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

December 25, 2010
Assets
Classified as cash equivalents:
Money market funds	$405	$405	$—	$—
Commercial paper	51	—	51	—

Total classified as cash equivalents	$456	$405	$51	$—

Classified as marketable securities:
Commercial paper	$983	$—	$983	$—
Time deposits	135	—	135	—
Equity securities	8	8	—	—
Auction rate securities	57	—	—	57

Total classified as marketable securities	$1,183	$8	$1,118	$57

Classified as other assets:
Money market funds	$29	$29	$—	$—
Equity securities	1	1	—	—

Total classified as other assets	$30	$30	$—	$—

Total assets measured at fair value	$1,669	$443	$1,169	$57

Liabilities
Classified as accrued liabilities—Foreign currency derivative contracts	$(3)	$—	$(3)	$—

Total liabilities measured at fair value	$(3)	$—	$(3)	$—

With the exception of its long term debt, the Company carries financial instruments at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within one year, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of April 2, 2011 and December 25, 2010, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS remained relatively flat as of April 2, 2011 when compared with the fair value as of December 25, 2010.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	April 2, 2011	March 27, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$57	$159	$2
Redemption at par	—	(8)	—
Change in fair value included in other comprehensive income (loss)	—	(1)	—

Ending balance	$57	$150	$2

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	April 2, 2011		December 25, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,166	$2,373	$2,162	$2,326

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7. Income Taxes

The Company recorded an income tax provision of $2 million in the first quarter of 2011 consisting of foreign taxes in profitable locations of $3.5 million, partially offset by U.S. tax benefits from the monetization of U.S. tax credits. The tax impact of the non-cash gain related to the dilution of the Company’s equity interest in GF during the first quarter of 2011 was not material due to the existence of the valuation allowance.

In the first quarter of 2010, the Company did not record any income tax provision because foreign taxes in profitable locations were offset by research and development tax credit monetization benefits in the United States. The tax impact of the non-cash gain resulting from the deconsolidation of GF during the first quarter of 2010 was not material due to the existence of the valuation allowance.

As of April 2, 2011, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at April 2, 2011, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $4 million during the quarter for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of April 2, 2011 were approximately $46 million. As a result, the Company has now recognized $6 million of current and long-term deferred tax assets, previously under a valuation allowance, with $17 million of liabilities for unrecognized tax benefits as of April 2, 2011. The net impact on the effective tax rate for the increase in gross unrecognized tax benefits in the first quarter of 2011 was an increase of $2 million.

During the 12 months beginning April 3, 2011, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation and other potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure of open audits are highly uncertain.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8. Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s interim Chief Executive Officer and the Chief Financial Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity income (loss) and dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company uses the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors; and

•

the Graphics segment, which includes graphics, video and multimedia products as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets and restructuring charges. The All Other category also includes the results of the Handheld business because the Company expects that the operating results of this business will continue to be immaterial.

The following table provides a summary of net revenue and operating income by segment as follows:

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions)
Net revenue:
Computing Solutions	$1,200	$1,160
Graphics	413	409
All Other	—	5

Total net revenue	$1,613	$1,574

Operating income:
Computing Solutions	$100	$146
Graphics	19	47
All Other	(65)	(11)

Total operating income	$54	$182

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations as follows:

	Quarter Ended
	April 2, 2011	March 27, 2010

	(In millions)
Cost of sales	$1	$1
Research and development	12	10
Marketing, general, and administrative	14	9

Stock-based compensation expense, net of tax	$27	$20

During the first quarter of 2011 and the first quarter of 2010, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended
	April 2, 2011	March 27, 2010
Expected volatility	51.18%	54.93%
Risk-free interest rate	1.75%	1.69%
Expected dividends	—%	—%
Expected life (in years)	3.75	3.71

For the first quarters of 2011 and 2010, the Company granted 1,133,587 and 1,503,329 employee stock options, respectively, with weighted average estimated grant date fair values of $3.34 and $3.23, respectively.

Restricted Stock

For the first quarters of 2011 and 2010, the Company granted 408,967 and 573,780 restricted stock units, respectively, with weighted average grant date fair values of $8.66 and $7.90, respectively.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10. Commitments and Contingencies

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

On March 31, 2011, GF fully repaid the amounts outstanding under the Fab 36 Term Loan Facility Agreement. The Company was not required to make any payments under the related guarantee agreement.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing the Company’s microprocessors. In January 2010, the Company signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF.

The Company, along with Toppan Photomasks Germany GmbH, and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of April 2, 2011, the Company’s joint and several guarantee of the rental obligation was $3.5 million.

In addition, the Company and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. The AMTC revolving credit facility and the Company’s related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of April 2, 2011, the amount outstanding under this loan was $34 million and the Company’s joint and several guarantee obligation was $17 million.

Warranties and Indemnities

The Company generally warrants that its microprocessors, graphics processors and chipsets sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year, provided that, subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for ATI-branded PC workstation products and has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty during the first quarters of 2011 and 2010 are as follows:

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions)
Beginning balance	$19	$16
New warranties issued during the period	9	8
Settlements during the period	(8)	(7)
Changes in liability for pre-existing warranties during the period, including expirations	(1)	1

Ending balance	$19	$18

Advanced Micro Devices, Inc.

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

Legal Matters

SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On April 18, 2011, the parties entered into a confidential Settlement and License Agreement that resolved this litigation matter for an immaterial amount and that provides immunity under all Graphics Properties Holding, Inc. (GPHI) patents for alleged infringement by AMD products, including components, software and designs. On April 26, 2011, the Court entered an order granting the parties’ agreed motion for dismissal and final judgment.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Cause No. 10-CV-08655 in the Southern District of New York

Under the confidential terms of the Settlement and License Agreement, GPHI has notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and has requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter.

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Cause No. 10-CV-00992 in the District of Delaware

Under the confidential terms of the Settlement and License Agreement, GPHI has notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and has requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter.

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

During the first quarter of 2011, the Company reassessed its hedging needs related to its Euro foreign exchange contracts and liquidated its Euro currency forward contracts. As a result, the Company recorded a gain of $6 million in other income (expense), net, in its condensed consolidated statement of operations. The Company may continue to economically hedge any material indirect Euro exposure by entering into Euro currency forward contracts it identifies in the future.

Advanced Micro Devices, Inc.

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

The following table shows the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to foreign currency contracts not designated as hedging instruments, which was allocated in the condensed consolidated statement of operations:

	Quarter Ended
	April 2, 2011	March 27, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income	$3	$1
Research and development	1	1
Marketing, general and administrative	1	1
Contracts not designated as hedging instruments
Other income (expense), net	$8	$(18)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	April 2, 2011	December 25, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$4	$1
Contracts not designated as hedging instruments	$1	$(4)

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of April 2, 2011 and December 25, 2010, the notional value of the Company’s outstanding foreign currency forward contracts was $155 million and $302 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income are expected to be reclassified into earnings. As of April 2, 2011, the Company’s outstanding contracts were in a $5 million net gain position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of April 2, 2011, the Company was not required to post any collateral.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our server business, demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; the outcome of legal proceedings and the related impact of such outcome on our financial condition or results of operations; our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement; our product roadmap; unrecognized tax benefits; the operating results of the Handheld business; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities in the next twelve months and our hedging strategy. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; GF’s manufacturing yields and wafer volumes; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way; that our third party foundries will be unable to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities in 2012 and beyond; that we may be unable to realize the anticipated benefits of our fabless business model or our relationship with GF because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that the recent earthquake and tsunami in Japan may have significant impacts on our supply chain or customers; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not continue to improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 38 and the “Financial Condition” section beginning on page 30 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 25, 2010 and December 26, 2009, and for each of the three years in the period ended December 25, 2010 as filed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the first quarter of 2011 compared to the first quarter of 2010 and the fourth quarter of 2010, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

During the first quarter of 2011, we continued to focus on executing our major technology roadmap milestones. In January 2011, we launched the first of our low-powered AMD Fusion family of accelerated processor unit (APU) products, a notebook platform, codenamed “Brazos.” Customer demand for the Brazos APU platforms was strong, and approximately half of our unit shipments of microprocessors for notebook PCs during the first quarter of 2011 were based on the Brazos APU platform. Increased sales of these lower-cost products were accretive to our first quarter 2011 gross margin. In addition, prior to the end of the first quarter of 2011, we commenced revenue shipments of our next AMD Fusion family APU product, codenamed “Llano.” In our server business, we have taken a number of actions that we believe can improve the results of this business during the second half of 2011. We have deployed additional customer account engineers, are working closely with our customers and expect to ship our new platform product for servers, codenamed “Bulldozer,” toward the end of the summer.

During the first quarter of 2011, we reported net revenue of $1.6 billion, a 2% increase compared to the first quarter of 2010 and a 2% decrease compared to the fourth quarter of 2010. During the first quarter of 2011, we also closely managed operating expenses to $628 million. U.S. generally accepted accounting principles (GAAP) net cash used by operating activities was $168 million, and we generated non-GAAP adjusted free cash flow, which we describe in more detail in the “Financial Condition—Liquidity” section below, of $154 million. Cash, cash equivalents and marketable securities as of April 2, 2011 totaled $1.7 billion, a decrease of $44 million compared to December 25, 2010. Long-term debt as of April 2, 2011 of $2.2 billion remained flat compared to December 25, 2010.

In addition, on April 2, 2011, we amended our Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF). The primary effect of the amendment was to revise the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Under the amended agreement, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. The pricing methodology set forth in the amended WSA applied to wafer purchases during the first quarter of 2011, and contributed to our lower wafer costs during the first quarter of 2011 as compared to prior periods.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, asset impairments, long-lived assets including acquired intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the first quarter of 2011 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 25, 2010.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our interim Chief Executive Officer and our Chief Financial Officer, reviews and assesses our operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity income (loss) and dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We use the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors; and

•

the Graphics segment, which includes graphics, video and multimedia products as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets and restructuring charges. The All Other category also includes the results of our Handheld business because we expect that the operating results of this business will continue to be immaterial.

We use a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters ended April 2, 2011, December 25, 2010 and March 27, 2010 consisted of 14, 13 and 13 weeks, respectively.

The following table provides a summary of net revenue and operating income segment as follows:

	Quarter Ended
	April 2, 2011	December 25, 2010	March 27, 2010
	(In millions)
Net revenue:
Computing Solutions	$1,200	$1,219	$1,160
Graphics	413	424	409
All Other	—	6	5

Total net revenue	$1,613	$1,649	$1,574

Operating income:
Computing Solutions	$100	$91	$146
Graphics	19	68	47
All Other	(65)	254	(11)

Total operating income	$54	$413	$182

Computing Solutions

Computing Solutions net revenue of $1,200 million in the first quarter of 2011 increased by 3% compared to net revenue of $1,160 million in the first quarter of 2010 as a result of a 16% increase in unit shipments partially offset by an 11% decrease in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of our microprocessor products for notebook and desktop PCs as well as our chipset products. Unit shipments of our microprocessors for notebook PCs increased due to increased demand for our new Brazos APU platforms. The increase in unit shipments of our microprocessors for desktop PCs increased due to strong demand from our channel customers. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products, especially for AMD based notebook PCs for which the attach rate remained at 100%. Average selling price of microprocessor products decreased primarily due to a shift in our product mix to low-end microprocessor products for servers and a higher mix of sales of our Brazos APU platforms, which have a lower average selling price.

Computing Solutions net revenue of $1,200 million in the first quarter of 2011 decreased by 2% compared to $1,219 million in the fourth quarter of 2010 as a result of a 2% decrease in average selling price. The decrease in average selling price was primarily attributable to a decrease in average selling price of our microprocessor products, primarily due to a shift in our product mix to low-end microprocessor products for servers and a higher mix of sales of our Brazos APU platform, which have a lower average selling price.

Computing Solutions operating income of $100 million in the first quarter of 2011 decreased by $46 million compared to $146 million in the first quarter of 2010. The decline in operating results was primarily due to a $45 million increase in research and development expenses and a $37 million increase in marketing, general and administrative expenses, partially offset by the increase in net revenue referenced above. Cost of sales was relatively flat. The benefit of a decrease in our wafer costs during the first quarter of 2011 as a result of the amended WSA substantially offset a standard cost benefit due to the deconsolidation of GF recorded in the first quarter of 2010. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating income of $100 million in the first quarter of 2011 increased by $9 million compared to $91 million in the fourth quarter of 2010. The improvement in operating results was primarily due to a $49 million decrease in cost of sales, partially offset by the decrease in net revenue referenced above and a $19 million increase in research and development expenses. Cost of sales decreased primarily due to lower wafer costs in the first quarter of 2011 as a result of the amended WSA. Research and development expenses and marketing, general and administrative expenses increased for the reasons described under “Expenses” below.

Graphics

Graphics net revenue of $413 million in the first quarter of 2011 was relatively flat compared to net revenue of $409 million in the first quarter of 2010. Royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology increased by 5% while net revenue from the sale of GPU products was relatively flat. An increase in unit shipments of our GPU products was almost completely offset by a decrease in GPU average selling price. Unit shipments increased due to strong demand and improved supply of our GPU products. The decrease in GPU average selling price was primarily due to a shift in our product mix to low-end GPU products.

Graphics net revenue of $413 million in the first quarter of 2011 decreased by 3% compared to net revenue of $424 million in the fourth quarter of 2010. The decrease was primarily due to a 42% seasonally-driven decline in royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology, partially offset by a 3% increase in net revenue from sales of GPU products. Net revenue from sales of GPU products increased due to an increase in unit shipments, partially offset by a decrease in GPU average selling price. Unit shipments increased due to strong demand for our GPU products. The decrease in GPU average selling price was primarily due to a shift in our product mix to low-end GPU products.

Graphics operating income of $19 million in the first quarter of 2011 decreased by $28 million compared to operating income of $47 million in the first quarter of 2010. The decrease in operating results was primarily due to a $31 million increase in cost of sales. The increase in cost of sales resulted from higher GPU shipments and higher development costs.

Graphics operating income of $19 million in the first quarter of 2011 decreased by $49 million compared to operating income of $68 million in the fourth quarter of 2010. The decrease in operating results was primarily due to the decrease in net revenue referenced above.

All Other

We had immaterial revenue in the All Other category during the first quarter of 2011 compared to $5 million in the first quarter of 2010 and $6 million in the fourth quarter of 2010. All Other revenue decreased because we no longer develop new Handheld products and customer orders were immaterial.

All Other operating loss of $65 million in the first quarter of 2011 included a stock-based compensation expense of $27 million, a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets which do not benefit us, and $9 million related to amortization of acquired intangible assets.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Equity Income (Loss) and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	April 2, 2011	December 25, 2010	March 27, 2010
	(In millions except percentages)
Cost of sales	$922	$906	$833
Gross margin	691	743	741
Gross margin percentage	43%	45%	47%
Research and development	$367	$352	$323
Marketing, general and administrative	261	250	219
Legal settlement	—	(283)	—
Amortization of acquired intangible assets	9	11	17
Interest income	3	2	3
Interest expense	(48)	(39)	(49)
Other income, net	11	14	304
Provision for income taxes	2	42	—
Equity income (loss) and dilution gain in investee, net	$492	$27	$(183)

Gross Margin

Gross margin as a percentage of net revenue was 43% in the first quarter of 2011 compared to 47% in the first quarter of 2010. Gross margin in the first quarter of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million recorded to cost of sales related to a legal settlement. Gross margin in the first quarter of 2010 included a $69 million benefit related to the deconsolidation of GF. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in the first quarter of 2011 compared to 43% in the first quarter of 2010. The improvement in gross margin, as adjusted for the factors described above, was primarily due to an increase in unit shipments of our low-cost, margin accretive Brazos APU platforms and a decrease in our wafer costs as a result of the amended WSA, partially offset by a shift in our microprocessor product mix to low-end, legacy products.

Gross margin as a percentage of net revenue was 43% in the first quarter of 2011 compared to 45% in the fourth quarter of 2010. Absent the effect of the charges in the first quarter of 2011 referenced above, which we believe are not indicative of our ongoing operating performance, our gross margin in the first quarter of 2011 would have been 45%, or flat compared to the fourth quarter of 2010. The adverse gross margin impact of a seasonally-driven decline in royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology and a shift in our microprocessor product mix to low-end, legacy products in the first quarter of 2011 compared to the fourth quarter of 2010 was substantially offset by the benefit of an increase in unit shipments of our low-cost, margin accretive Brazos APU platforms and a decrease in our wafer costs as a result of the amended WSA.

Expenses

Research and Development Expenses

Research and development expenses of $367 million in the first quarter of 2011 increased by $44 million compared to $323 million in the first quarter of 2010. The increase was primarily due to a $45 million increase in research and development expenses attributable to our Computing Solutions segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $42 million increase in product engineering and design costs and a $12 million increase in manufacturing process technology expenses related to GF, partially offset by an $8 million decrease in other employee compensation expense. Product engineering and design costs for the Computing Solutions segment increased primarily due to an extra week in the first quarter of 2011.

Research and development expenses of $367 million in the first quarter of 2011 increased by $15 million compared to $352 million in the fourth quarter of 2010. The increase was primarily due to a $19 million increase in research and development expenses attributable to our Computing Solutions segment, partially offset by a $4 million decrease in research and development expenses attributable to our Graphics segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $24 million increase in product engineering and design costs, partially offset by an $8 million decrease in other employee compensation and benefit expenses. Product engineering and design costs for the Computing Solutions segment increased primarily due to an extra week in the first quarter of 2011. The decrease in research and development expenses attributable to our Graphics segment was primarily due to a $7 million decrease in product engineering and design costs as a result of a shift in engineering resources from our Graphics segment to our Computing Solutions segment.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $261 million in the first quarter of 2011 increased by $42 million compared to $219 million in the first quarter of 2010. This increase was primarily due to a $37 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was due to an increase in sales and marketing activities as a result of an extra week in the first quarter of 2011. In addition, during the first quarter of 2011, marketing, general and administrative expenses included $13 million of separation costs related to the resignation of our former Chief Executive Officer.

Marketing, general and administrative expenses of $261 million in the first quarter of 2011 increased by $11 million compared to $250 million in the fourth quarter of 2010. The increase was primarily due to separation costs related to the resignation of our former Chief Executive Officer.

Interest Expense

Interest expense of $48 million in the first quarter of 2011 was relatively flat as compared to $49 million in the first quarter of 2010.

Interest expense of $48 million in the first quarter of 2011 increased from $39 million in the fourth quarter of 2010 due to a reversal of interest expense in the fourth quarter of 2010 subsequent to the conclusion of a tax audit by the Canadian Revenue Agency. There was no such reversal in the first quarter of 2011.

Other Income (Expense), Net

Other income of $11 million in the first quarter of 2011 decreased from $304 million in the first quarter of 2010. In the first quarter of 2010, we recognized a non-cash gain related to the deconsolidation of GF of approximately $325 million, which was partially offset by a loss of $18 million related to foreign exchange. Other income of $11 million in the first quarter of 2011 was primarily due to a $9 million gain recognized from foreign exchange fluctuations.

Other income of $11 million in the first quarter of 2011 decreased from $14 million in the fourth quarter of 2010. In the fourth quarter of 2010, we recognized a gain of $17 million in connection with the sale of marketable equity securities. In the first quarter of 2011, we recognized a $9 million gain due to foreign exchange fluctuations whereas in the fourth quarter of 2010, we recognized a loss of $4 million due to foreign exchange fluctuations.

Income Taxes

We recorded an income tax provision of $2 million in the first quarter of 2011 consisting of foreign taxes in profitable locations of $3.5 million, partially offset by U.S. tax benefits from the monetization of U.S. tax credits. The tax impact of the non-cash gain related to the dilution of our equity interest in GF in the first quarter of 2011 was not material due to the existence of the valuation allowance.

We did not record an income tax provision in the first quarter of 2010 because foreign taxes in profitable locations were offset by research and development tax credit monetization benefits in the United States. The tax impact of the non-cash gain resulting from the deconsolidation of GF during the first quarter of 2010 was not material due to the existence of the valuation allowance.

As of April 2, 2011, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of April 2, 2011, in management’s judgment, is not more likely than not to be achieved.

Equity Income (Loss) and Dilution Gain in Investee, net

On December 27, 2010, ATIC International Investment Company LLC (ATIC II), an affiliate of Advanced Technology Investment Company LLC (ATIC), contributed all of the outstanding Ordinary Shares of Chartered Semiconductor Manufacturing Ltd. (currently known as GLOBALFOUNDRIES Singapore Pte. Ltd. or GFS) to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC II diluted our ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. In connection with our reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

Following the GFS contribution and governance changes described above, we assessed our ability to exercise significant influence over GF and considered factors such as our representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency and the extent of ownership by us in relation to ownership by the other shareholders. Based on the results of our assessment, we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting. As of April 2, 2011, our investment balance in GF is reflected as an asset of $486 million.

Under the cost method of accounting, we no longer recognize any share of GF’s net income or loss in our condensed consolidated statement of operations. In addition, we review the carrying value of our investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant change in market conditions in which GF operates, and GF’s ability to continue as a going concern. An impairment charge will be recorded if the carrying value of the investment exceeds its fair value, and such impairment is determined to be “other than temporary.”

As of April 2, 2011, our ownership interest in GF was 12% on a fully diluted basis and 15% on a voting basis. During the first quarter of 2011, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net.

GF is a related party of AMD. Our total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2011 amounted to approximately $263 million. In addition, during the first quarter of 2011, we incurred a charge of $24 million related to a payment to GF primarily for certain manufacturing assets of GF, which do not benefit us.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	April 2, 2011	December 25, 2010	March 27, 2010
	(In millions)
Cost of sales	$1	$1	$1
Research and development	12	12	10
Marketing, general, and administrative	14	9	9

Stock-based compensation expense, net of tax	$27	$22	$20

During the first quarter of 2011, the first quarter of 2010, and the fourth quarter of 2010, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expenses of $27 million in the first quarter of 2011 increased $7 million as compared to $20 million in the first quarter of 2010, and increased $5 million as compared to $22 million in the fourth quarter of 2010. These increases were primarily due to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, pursuant to the terms of his employment and separation agreements, offset by forfeitures and a decrease in incentive equity awards granted.

International Sales

International sales as a percentage of net revenue were 93% in the first quarter of 2011, 88% in the first quarter of 2010 and 91% in the fourth quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of April 2, 2011, our cash, cash equivalents and marketable securities of $1.7 billion decreased by $44 million compared to December 25, 2010, primarily as a result of $168 million of cash used in operating activities and $14 million of cash used in investing activities, partially offset by $178 million of cash provided by financing activities. See “Financial Condition—Operating Activities,” “Financial Condition—Investing Activities” and “Financial Condition—Financing Activities,” below, for additional information.

Our debt and capital lease obligations as of April 2, 2011 were $2.2 billion, which reflects a debt discount adjustment of $99 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes). This amount also includes approximately $34 million related to our former accounts receivable financing arrangement among AMD, certain AMD subsidiaries and IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties), which is not a cash obligation. In February 2011, we terminated this financing arrangement with the IBM Parties. Our financing arrangement with the IBM Parties is described in more detail below and under “Contractual Obligations—Receivable Financing Arrangement.”

For the first quarter of 2011, our adjusted free cash flow was $154 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash used in operating activities for the first quarter of 2011 of $168 million and adding an amount of $360 million, which represents payments made by certain of our distributor customers during the first quarter of 2011 to the IBM Parties pursuant to our former accounts receivable financing arrangement. We adjusted the resulting amount of $192 million by subtracting capital expenditures, which were $38 million for the first quarter of 2011. Compared to adjusted free cash flow of $177 million in the first quarter of 2010, the decrease was due to a decrease in cash flow from operating activities, partially offset by an increase of $158 million in payments made by our distributor customers to the IBM Parties and a decrease of $10 million in capital expenditures in the first quarter of 2011 as compared to the first quarter of 2010.

We had various supplier agreements with the IBM Parties pursuant to which we sold invoices of selected distributor customers. Although we terminated these agreements in February 2011, certain invoices that were purchased by the IBM Parties are still outstanding. We do not recognize revenue until our distributors sell our products to their customers. Under GAAP, we classify funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classify these funds as cash flows from financing activities. When a distributor pays the applicable IBM Party, we reduce the distributor’s accounts receivable and the corresponding debt, resulting in a non-cash accounting entry. Because we do not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment is never reflected in our cash flows from operating activities.

Generally, under GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flows. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties is more reflective of the economic substance of the financing arrangement with the IBM Parties. We calculate and communicate adjusted free cash flow because our management believes it is important for investors to understand the nature of these cash flows. Our calculation of adjusted free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities.

We believe that cash, cash equivalents and marketable securities balances as of April 2, 2011, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months.

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

As of April 2, 2011, the par value of our ARS was $65 million, with an estimated fair value of $57 million. Total ARS, at fair value, represented 4% of our total investment portfolio as of April 2, 2011.

Based on the recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as marketable securities as of April 2, 2011. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Samsung Settlement

In the fourth quarter of 2010, we entered into a Patent License and Settlement Agreement with Samsung to end all outstanding legal disputes related to pending patent litigation between us and Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay us $283 million less any withholding taxes. We received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) will be paid in two equal installments by May 31, 2011 and by November 30, 2011. In addition, pursuant to the settlement agreement, Samsung granted to us, and we granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompasses all patent litigation and disputes between the parties, and we do not have any future obligations that we are required to perform in order to earn this settlement payment. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2010.

Other Settlements

In April 2011, we settled the following cases for an immaterial amount:

•	SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No. 06-C-0611 in the United States District Court for the Western District of Wisconsin

•	Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Cause No. 10-CV-08655 (S.D.N.Y)

•	Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Cause No. 10-CV-00992 (D. Del.)

Operating Activities

Net cash used in operating activities was $168 million in the first quarter of 2011. Net income of $510 million was adjusted for non-cash charges consisting primarily of $88 million of depreciation and amortization expense and $27 million of stock-based compensation expense. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at April 2, 2011 compared to December 25, 2010 included an increase in accounts receivable of $189 million, which included the non-cash impact of our former financing arrangements with the IBM Parties. During the first quarter of 2011, the IBM Parties collected approximately $360 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $171 million. This decrease was primarily due to the timing of sales and collections during the first quarter of 2011. Accounts payable to GF decreased by $78 million due to the timing of payments during the first quarter of 2011.

Net cash provided by operating activities was $23 million in the first quarter of 2010. Net income of $257 million was adjusted for non-cash charges consisting primarily of $183 million from the application of the equity method of accounting for our investment in GF, $100 million of depreciation and amortization expense, $20 million of stock-based compensation expense and $8 million of interest expense related to our 6.00% Notes and 8.125% Notes. These charges were offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF. The net changes in operating assets at March 27, 2010 compared to December 26, 2009 included an increase in accounts receivable of $134 million, which included the non-cash impact of our accounts receivable financing arrangement with the IBM Parties. During the first quarter of 2010, the IBM Parties collected approximately $202 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables decreased by $68 million. This decrease was primarily due to timing of sales and collections during the first quarter of 2010. Excluding the effects of deconsolidation, there was also a decrease in accounts payable, accrued liabilities and other, of $39 million primarily due to the timing of payments. Accounts payable to GF increased by $31 million due to the timing of payments during the first quarter of 2010.

Investing Activities

Net cash used in investing activities was $14 million in the first quarter of 2011. We had a net cash outflow of $38 million for purchases of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GFS to GF, offset by a net cash inflow of $41 million from the maturity of available-for-sale securities.

Net cash used in investing activities was $1.2 billion in the first quarter of 2010. Of this amount, $904 million represented the cash flow effect of the deconsolidation of GF. In addition, in the first quarter of 2010, we had a net cash outflow of $272 million for purchases of available-for-sale securities and $48 million for purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $178 million in the first quarter of 2011 primarily as a result of proceeds of $165 million from our former financing arrangements with the IBM Parties and $9 million from the exercise of employee stock options.

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

During the first quarter of 2011 and the first quarter of 2010, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of April 2, 2011, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$485	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	780	—	—	—	—	780
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	41	—	16	20	4	—	1
Aggregate interest obligation (2)	871	116	145	126	126	99	259
Capital lease obligations (3)	36	4	6	6	6	6	8
Operating leases	184	26	31	27	25	22	53
Purchase Obligations (4)	491	355	71	34	18	13	—

Total contractual obligations (5)	$3,888	$501	$754	$213	$179	$920	$1,321

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. This amount does not include estimates of future purchase obligations to GF under the WSA, which we expect will continue to be material. See “Purchase Obligations” below.

(5)	This amount does not include the amounts we receive in connection with our accounts receivable financing arrangement with the IBM Parties. See “Receivable Financing Arrangement” below.

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

As of April 2, 2011, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of our common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of our common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes may require us to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

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

As of April 2, 2011, the outstanding aggregate principal amount of our 6.00% Notes was $780 million and the remaining carrying value was approximately $726 million, net of debt discount of $54 million.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) of AMD under certain circumstances. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

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

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million aggregate principal amount of 8.125% Senior Notes due 2017 at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between us and Wells Fargo Bank, National Association, as Trustee.

As of April 2, 2011, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $455 million, net of debt discount of $45 million

At any time (which may be more than once) before December 15, 2012, we can redeem up to 35% of the aggregate principal amount of the 8.125% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 108.125% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to December 15, 2013, we may redeem some or all of the 8.125% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 8.125% Indenture).

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

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million aggregate principal amount of 7.75% Senior Notes due 2020. The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as Trustee.

As of April 2, 2011, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $9 million related to employee benefit obligations and $32 million of payments due under certain software and technology licenses that will be paid through 2013 and 2015, respectively.

Other long-term liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of April 2, 2011, primarily consisted of $19 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $12 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at April 2, 2011. Included in the non-current unrecognized tax benefits is a potential cash payment of approximately $5 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of April 2, 2011, we had aggregate outstanding capital lease obligations of $30 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of April 2, 2011 were $184 million, of which $7 million is accrued as a liability for certain facilities that were included in our 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. Total non-cancelable purchase obligations, other than those to GF under the WSA, as of April 2, 2011 were $491 million for periods through 2016.

Wafer Supply Agreement. The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we purchase substantially all of our microprocessor unit product requirements from GF. On April 2, 2011, we amended our WSA with GF. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011, including purchases from GF during the first quarter of 2011, for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We will pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers will vary based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. We expect GF will meet the conditions to earn these payments. In 2012, we will compensate GF on a cost plus basis for projected manufacturing capacity that we have requested for our microprocessor, including our APU, products.

We currently estimate that we will pay GF between approximately $1.1 to $1.5 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. We based our 2011 and 2012 estimated costs in part on our current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including our current expectations regarding demand for our products. In addition, we estimate that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $82 million in 2011. We are not able to meaningfully quantify or estimate our additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, we are not able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material under the WSA.

Receivable Financing Arrangement

The contractual obligations table above excludes the amounts we receive in connection with our former accounts receivable financing arrangement with the IBM Parties because we were not required to make cash payments pursuant to the terms of the arrangement. In the first quarter of 2011, we received proceeds of approximately $165 million from the sale of accounts receivable under this financing arrangement, and the IBM Parties collected approximately $360 million from our distributor customers participating in the financing arrangement. As of April 2, 2011, $34 million was outstanding under the remaining invoices purchased by the IBM Parties prior to the termination of the accounts receivables financing arrangement. These amounts appear as “Other short-term obligations” on our condensed consolidated balance sheets and are not considered cash commitments. In February 2011, we terminated this accounts receivable financing arrangement. As a result, we expect that as of the third quarter of 2011, we will transition away from making the adjustment for the distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

Fab 36 Guarantee

On March 31, 2011, GF fully repaid the amounts outstanding under the Fab 36 Term Loan Facility Agreement. We were not required to make any payments under the related guarantee agreement.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. AMTC provides advanced photomasks for use in manufacturing of our microprocessors. In January 2010, we signed binding agreements to transfer our limited partnership interests in the AMTC and BAC to GF. On March 31, 2010, our limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF.

We, along with Toppan Photomasks Germany GmbH and GF, guarantee AMTC’s rental obligations relating to a portion of the BAC facility. Our portion of the guarantee corresponds with our exposure under the guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify us under certain circumstances if we are called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of April 2, 2011, our joint and several guarantee of the rental obligation was $3.5 million.

In addition, we and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. The AMTC revolving credit facility and our related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended. Our management cannot currently estimate if or by how long these agreements may be extended. As of April 2, 2011, the amount outstanding under this loan was $34 million and our joint and several guarantee obligation was $17 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 25, 2010. During the first quarter of 2011, we reassessed our hedging policy related to our Euro foreign exchange contracts in connection with the amendment of our WSA with GF. The primary effect of the amendment was to change the pricing methodology applicable to silicon wafers delivered in 2011 for our microprocessor, including APU, products. Because our payments to GF for purchases in 2011 are based on the U.S. dollar, we are no longer exposed to direct or indirect fluctuations in the Euro. As a result, we liquidated our Euro currency forward contracts and recorded a gain of $6 million in other income (expense), net, in our condensed consolidated statement of operations. However, in 2012, when we will resume compensating GF on a cost-plus basis to manufacture the wafers for our microprocessor, including APU, products, we may economically hedge any material indirect Euro exposure by entering into Euro currency forward contracts we identify in the future.

There have not been any other material changes in market risk since December 25, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 2, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SGI (Graphics Properties Holding, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On April 18, 2011, the parties entered into a confidential Settlement and License Agreement that resolved this litigation matter for an immaterial amount and that provides immunity under all GPHI patents for alleged infringement by AMD products, including components, software and designs. On April 26, 2011, the Court entered an order granting the parties’ agreed motion for dismissal and final judgment.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Cause No. 10-CV-08655 in the Southern District of New York

Under the confidential terms of the Settlement and License Agreement, GPHI has notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and has requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter.

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Cause No. 10-CV-00992 in the District of Delaware

Under the confidential terms of the Settlement and License Agreement, GPHI has notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and has requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010.

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

We rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.

We rely on third party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third party providers to assemble, test, mark and pack certain of our products. It is important to have reliable relationships with all of these third party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

We do not have long-term commitment contracts with some of our third party manufacturing suppliers. We obtain these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. For example, we experienced constrained wafer foundry capacity for our graphics products that we introduced in the second half of 2009 and the first half of 2010. If we experience future supply constraints, we may be required to allocate the affected products amongst our customers. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

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

If we do not fully utilize our projected manufacturing capacity needs at GF’s manufacturing facilities or do not otherwise realize the anticipated benefits of our relationship with GF, our business could be adversely impacted.

On April 2, 2011, we amended our WSA with GF. Pursuant to the WSA, we purchase substantially all of our microprocessor unit product requirements from GF. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amended agreement, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We will pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers will vary based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012, and we expect GF will meet the conditions to earn these payments. If GF encounters any problems that significantly reduce the number of functional die we receive from 45nm wafers, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for 45nm products, which may have a negative impact on our gross margins in 2011. Also, if we are unable to achieve anticipated manufacturing yields for 45nm or 32nm wafers, then we may experience supply shortages for certain products which may have a material adverse impact on our revenue or gross margins in 2011.

In 2012, we will compensate GF on a cost plus basis for projected manufacturing capacity that we have requested for our microprocessor, including our APU, products. If GF fails to operate at a competitive cost level, our business could be materially adversely affected. It is difficult to predict future growth or decline in the demand of our products, making it difficult to forecast our requirements accurately. If we underutilize projected capacity needs, we may not be able to reduce our costs in proportion to the reduced revenue and, if this occurs, our operating results will be materially adversely affected. Conversely, if we underestimate our capacity needs, we may also not have access to needed capacity and consequently have to forego growth opportunities.

In January 2010, GF announced that it is integrating operations with GFS and in December 2010, these entities legally merged. As a result, GF significantly expanded its customer base to over 150 customers. Although GF manufacturing capacity also increased, the increased customer base could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

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

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. During periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Moreover, if our third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components to support our microprocessor and graphics businesses.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize to support our microprocessor and GPU offerings. We also rely on our add-in-board partners (AIBs) to support our GPU business. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

If we lose Microsoft Corporation’s or Apple’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. With respect to our graphics products, we depend in part on Apple designing and developing its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our AMD Fusion products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or Apple does not continue to develop and maintain its operating system to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft, Apple or other software vendors, our ability to market our products would be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 50% of our net revenue in the first quarter of 2011. On a segment basis, during the first quarter of 2011 five customers accounted for approximately 55% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 58% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

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

Our debt and capital lease obligations as of April 2, 2011 were $2.2 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes. This amount also includes approximately $34 million related to our accounts receivable financing arrangement with the IBM Parties, which is not a cash obligation.

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

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 8.125% Notes, 5.75% Notes and 6.00% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 8.125% Notes, 5.75% Notes or 6.00% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of April 2, 2011, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.3 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

Our business is dependent upon the market for desktop and notebook PCs and servers. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. As a result of macroeconomic challenges that recently affected the global economy, end-user demand for PCs and servers remains unpredictable. In addition over the past three years, form factors have steadily shifted from desktop PCs to mobile PCs, and we expect that this trajectory will continue and extend to include additional form factors like tablets and slates.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, since their introduction, tablets have experienced increasing adoption by consumers. Tablet sales could negatively impact sales of PCs to consumers, which could adversely impact our business. Also, Intel is transitioning to 28nm process technology before us, and Intel recently announced plans to implement 3-D tri-gate transistor architecture on 22nm process technology by the end of 2011, which, Intel expects, can improve power consumption and performance of its products. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

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

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third party manufacturing suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers. For example, in manufacturing our microprocessor, including APU, products, GF is largely dependent on one supplier of silicon-on-insulator (SOI) wafers. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessor, including APU, products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

Our issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of the remainder of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

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

The recent earthquake and tsunami in Japan may have significant impacts on our supply chain or our customers, either of which could materially impact our business.

We currently rely on Japanese manufacturers and suppliers to provide certain key materials and components in support of our manufacturing operations, as do our third party wafer foundries and manufacturing suppliers. The recent earthquake and tsunami in Japan may have significant impacts on our supply chain. We continue to work closely with all of our suppliers to understand the potential future impacts of this natural disaster. If our suppliers or their suppliers experience capacity constraints or disruptions in their ability to supply materials or components to us due to damaged facilities, disruptions in electric power, shortages of fuel or key raw materials, or other consequences of this natural disaster, we may not be able to obtain sufficient supplies from other suppliers or locations, or we may be required to pay higher prices to obtain sufficient quantities of these materials or components. In either case, our business could be materially adversely affected.

We also have several customers with manufacturing operations located in Japan. The longer term effects of this natural disaster on our sales are difficult to predict. If our customers are unable to obtain sufficient quantities of materials and components they need to manufacture systems that include our products from their other suppliers for the same reasons, or if the demand for their products in Japan is substantially reduced, then they may postpone or cancel their orders of our products, which could also have a material adverse impact on our business.

Our worldwide operations are subject to political and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 93% in the first quarter of 2011. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

Continued uncertainty over the worldwide economic environment may adversely impact consumer confidence and spending, causing our customers to postpone purchases. Moreover, political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflicts are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Also, the occurrence and threat of terrorist attacks have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channel compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impact our margins. In addition, our inability to control gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channel there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or are used products represented as new.

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

As of April 2, 2011, the par value of all our auction rate securities, or ARS, was $65 million with an estimated fair value of $57 million. As of April 2, 2011, our investments in ARS included estimated fair values of approximately $32 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

If market illiquidity does not continue to improve or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries considering similar restrictions. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo (DRC). As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are developing market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized, could potentially be approved and implemented as early as the second half of 2011. If such requirements are implemented in the proposed time frame and to the proposed specification there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from these markets which could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.1*	Wafer Supply Agreement Amendment No. 1 between AMD, GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc, GLOBALFOUNDRIES Singapore Pte. Ltd. dated April 2, 2011.

10.2	2011 Executive Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 10, 2011	By:	/S/ THOMAS J. SEIFERT

Thomas J. Seifert

Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer Signing on behalf of the registrant and as the principal executive officer and principal financial and accounting officer