Form 10-Q/A
period 2011-04-02
ADVANCED MICRO DEVICES INC
filed 2011-07-28
CIK 2488

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of May 12, 2011: 687,543,533

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Advanced Micro Devices, Inc. (“AMD”) for the fiscal quarter ended April 2, 2011, which was originally filed on May 10, 2011 (the “Original Filing”). AMD is filing this Amendment Filing solely for the purpose of re-filing Exhibit 10.1 thereto in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Wafer Supply Agreement Amendment No. 1, dated as of March 29, 2011, by and among AMD, GLOBALFOUNDRIES Inc. (“GF”), GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore Pte. Ltd. (the “WSA Amendment”). As a result, portions of Section 2.3 of the WSA Amendment, relating to the basis of pricing of chipset products to be manufactured by GF, and in Section 3.3(b) and 3.4(a), (c) and (d) of the WSA Amendment, relating to specific amounts that may become payable by AMD in 2012 pursuant to the WSA Amendment if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012, each of which were omitted in Exhibit 10.1 to the Original Filing, have been provided in Exhibit 10.1 filed herewith.

This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibit 10.1.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1*	Wafer Supply Agreement Amendment No. 1 among AMD, GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore Pte. Ltd. dated as of March 29, 2011.

10.2**	2011 Executive Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.
**	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: July 28, 2011	By:	/S/ THOMAS J. SEIFERT

Thomas J. Seifert

Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer Signing on behalf of the registrant and as the principal executive officer and principal financial and accounting officer