Form 10-Q
period 2011-07-02
ADVANCED MICRO DEVICES INC
filed 2011-08-10
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of August 2, 2011: 691,332,302

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions, except per share amounts)
Net revenue	$1,574	$1,653	$3,187	$3,227
Cost of sales	854	915	1,776	1,748

Gross margin	720	738	1,411	1,479
Research and development	367	371	734	694
Marketing, general and administrative	239	229	500	448
Amortization of acquired intangible assets	9	17	18	34
Restructuring reversals	—	(4)	—	(4)

Operating income	105	125	159	307
Interest income	2	3	5	6
Interest expense	(47)	(55)	(95)	(104)
Other income (expense), net	4	(1)	15	303

Income before equity income (loss) and dilution gain in investee and income taxes	64	72	84	512
Provision (benefit) for income taxes	3	(5)	5	(5)
Equity income (loss) and dilution gain in investee, net	—	(120)	492	(303)

Net income (loss)	$61	$(43)	$571	$214

Net income (loss) per share
Basic	$0.08	$(0.06)	$0.79	$0.30
Diluted	$0.08	$(0.06)	$0.76	$0.29
Shares used in per share calculation
Basic	724	709	722	708
Diluted	743	709	766	732

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 25,	December 25,
	July 2, 2011	December 25, 2010*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$554	$606
Marketable securities	1,307	1,183

Total cash and cash equivalents and marketable securities	1,861	1,789
Accounts receivable, net	759	968
Inventories, net	642	632
Prepaid expenses and other current assets	176	205

Total current assets	3,438	3,594
Property, plant and equipment, net	686	700
Investment in GLOBALFOUNDRIES	486	—
Acquisition related intangible assets, net	19	37
Goodwill	323	323
Other assets	272	310

Total assets	$5,224	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455	$376
Accounts payable to GLOBALFOUNDRIES	117	205
Accrued liabilities	575	698
Deferred income on shipments to distributors	132	143
Other short-term obligations	—	229
Current portion of long-term debt and capital lease obligations	4	4
Other current liabilities	29	19

Total current liabilities	1,312	1,674
Long-term debt and capital lease obligations, less current portion	2,195	2,188
Other long-term liabilities	76	82
Accumulated loss in excess of investment in GLOBALFOUNDRIES	—	7
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on July 2, 2011 and December 25, 2010; shares issued: 699 on July 2, 2011 and 691 on December 25, 2010; shares outstanding: 691 on July 2, 2011 and 683 on December 25, 2010	7	7
Additional paid-in capital	6,637	6,575
Treasury stock, at cost (8 shares on July 2, 2011 and December 25, 2010)	(106)	(102)
Accumulated deficit	(4,897)	(5,468)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	1,641	1,013

Total liabilities and stockholders’ equity	$5,224	$4,964

*	Amounts as of December 25, 2010 were derived from the December 25, 2010 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 26,	June 26,
	Six Months Ended
	July 2, 2011	June 26, 2010
	(In millions)
Cash flows from operating activities:
Net income	$571	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (income) loss and dilution gain in investee	(492)	303
Gain on deconsolidation of GLOBALFOUNDRIES	—	(325)
Depreciation and amortization	168	200
Compensation recognized under employee stock plans	47	43
Non-cash interest expense	11	17
Net gain on sale of marketable securities	(2)	(8)
Other	11	(7)
Changes in operating assets and liabilities:
Accounts receivable	(187)	(388)
Inventories	(10)	(93)
Prepaid expenses and other current assets	36	4
Other assets	1	14
Income taxes payable	1	5
Accounts payables, accrued liabilities and other	(61)	(117)
Accounts payables to GLOBALFOUNDRIES	(88)	63

Net cash provided by (used in) operating activities	$6	$(75)

Cash flows from investing activities:
Purchases of available-for-sale securities	(952)	(668)
Purchases of property, plant and equipment	(105)	(79)
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	—	(904)
Proceeds from sale and maturity of available-for-sale securities	830	901
Proceeds from sale of trading securities	—	33
Other	(17)	18

Net cash used in investing activities	$(244)	$(699)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	170	423
Proceeds from issuance of AMD common stock	15	7
Net proceeds from foreign grants	10	11
Repayments of debt and capital lease obligations	(5)	(240)
Other	(4)	—

Net cash provided by financing activities	$186	$201

Net decrease in cash and cash equivalents	(52)	(573)

Cash and cash equivalents at beginning of period	606	1,657

Cash and cash equivalents at end of period	$554	$1,084

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended July 2, 2011 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

In the first quarter of 2011, the Company changed the method of accounting for its investment in GLOBALFOUNDRIES Inc. (GF) from the equity method to the cost method of accounting. Therefore, the users of the Company’s financial statements should consider the effect of the change to the cost method of accounting when comparing the current period to the periods in 2010.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarter and six months ended July 2, 2011 consisted of 13 and 27 weeks, respectively. The quarter and six months ended June 26, 2010 consisted of 13 and 26 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

NOTE 2. GLOBALFOUNDRIES

On December 27, 2010, ATIC International Investment Company LLC (ATIC II), an affiliate of Advanced Technology Investment Company LLC (ATIC), contributed all of the outstanding Ordinary Shares of Chartered Semiconductor Manufacturing Ltd. (currently known as GLOBALFOUNDRIES Singapore Pte. Ltd. or GFS) to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC II diluted the Company’s ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. As the result of this dilution, during the first quarter of 2011, the Company recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net. In connection with the Company’s reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

Following the GFS contribution and governance changes described above, the Company assessed its ability to exercise significant influence over GF and considered factors such as its representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of ownership by the Company in relation to ownership by the other shareholders. Based on the results of its assessment, the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, the Company changed its method of accounting for its ownership interest in GF from the equity method to the cost method of accounting. As of July 2, 2011, the Company’s investment balance in GF was $486 million.

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

As of July 2, 2011, the Company’s ownership interest in GF was 11% on a fully diluted basis and 13% on a voting basis. GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the second quarter of 2011 and for the six months ended July 2, 2011 amounted to approximately $158 million and $421 million, respectively. In addition, during the first quarter of 2011, the Company incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which do not benefit the Company.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, the Company currently purchases all of its microprocessor unit product requirements from GF, except accelerated processing units (APUs) used in the Brazos platform. On April 2, 2011, the Company amended the WSA. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for the Company’s microprocessor, including APU, products. The amendment also modified the Company’s existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Pursuant to the amendment, GF has committed to provide the Company with, and the Company has committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. The Company pays GF a fixed price for 45nm wafers delivered in 2011. The Company’s price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, the Company also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. The Company expects GF will meet the conditions to earn these payments. In 2012, the Company will compensate GF on a cost plus basis for projected manufacturing capacity that it has requested for its microprocessor, including its APU, products.

The Company currently estimates that it will pay GF between approximately $1.1 to $1.3 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. The Company based its 2011 and 2012 estimated costs in part on its current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including its current expectations regarding demand for its products. In addition, the Company estimates that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $82 million in 2011. The Company is not able to meaningfully quantify or estimate its additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, the Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material under the WSA.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. Supplemental Balance Sheet Information

Accounts Receivable

	July 2, 2011	December 25, 2010
	(In millions)
Accounts receivable	$761	$972
Allowance for doubtful accounts	(2)	(4)

Total accounts receivable, net	$759	$968

Inventories

	July 2, 2011	December 25, 2010
	(In millions)
Raw materials	$28	$28
Work in process	446	441
Finished goods	168	163

Total inventories, net	$642	$632

Property, Plant and Equipment

	July 2, 2011	December 25, 2010
	(In millions)
Land and land improvements	$30	$31
Buildings and leasehold improvements	540	540
Equipment	1,455	1,479
Construction in progress	67	29

	2,092	2,079
Accumulated depreciation and amortization	(1,406)	(1,379)

Total property, plant and equipment, net	$686	$700

Accrued Liabilities

	July 2, 2011	December 25, 2010
	(In millions)
Accrued compensation and benefits	$159	$218
Marketing program and advertising expenses	214	245
Software technology and licenses payable	41	63
Other	161	172

Total accrued liabilities	$575	$698

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding and shares issuable upon exercise of warrants issued by the Company to West Coast Hitech L.P., in connection with the initial GF transaction in 2009. The warrants became exercisable on July 24, 2009.

Diluted net income per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock units and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic income (loss) per share	$61	$(43)	$571	$214
Effect of assumed conversion of 5.75% convertible senior notes:
Interest expense and amortization of financing cost	—	—	15	—

Numerator for diluted net income (loss) per share	$61	$(43)	$586	$214

Denominator - Weighted average shares
Denominator for basic net income (loss) per share	724	709	722	708
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	19	—	20	24
5.75% convertible senior notes	—	—	24	—

Denominator for diluted net income (loss) per share	743	709	766	732

Net income (loss) per share:
Basic	$0.08	$(0.06)	$0.79	$0.30
Diluted	$0.08	$(0.06)	$0.76	$0.29

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 23 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million were not included in the net income per share calculation for the second quarter of 2011 because their inclusion would have been anti-dilutive.

Potential shares from outstanding stock options and restricted stock units totaling approximately 24 million were not included in the net income per share calculation for the six months ended July 2, 2011 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 63 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the second quarter of 2010 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 37 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net income per share calculation for the six months ended June 26, 2010 because their inclusion would have been anti-dilutive.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Net income (loss)	$61	$(43)	$571	$214
Net change in unrealized losses on available-for-sale securities, net of taxes of $0	—	(13)	—	(5)
Net change in unrealized losses on cash flow hedges, net of taxes of $0	(1)	(2)	(2)	(1)
Cumulative translation adjustments, net of taxes of $0	—	—	1	(141)

Other comprehensive income (loss)	(1)	(15)	(1)	(147)

Total comprehensive income (loss)	$60	$(58)	$570	$67

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of July 2, 2011 and December 25, 2010 were as follows:

Fair Value
(In millions)
July 2, 2011
Classified as cash equivalents:
Money market funds	$175
Commercial paper	306

Total classified as cash equivalents	$481

Classified as marketable securities:
Commercial paper	$1,095
Time deposits	160
Auction rate securities	52

Total classified as marketable securities	$1,307

Classified as other assets:
Money market funds	$10
Equity securities	1

Total classified as other assets	$11

December 25, 2010
Classified as cash equivalents:
Money market funds	$405
Commercial paper	51

Total cash equivalents	$456

Classified as marketable securities:
Commercial paper	$983
Time deposits	135
Equity securities	8
Auction rate securities	57

Total marketable securities	$1,183

Classified as other assets:
Money market funds	$29
Equity securities	1

Total investments classified as other assets	$30

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The amortized costs of the available-for-sale securities equal the fair value for the periods presented as there were no unrealized gains or losses in the period.

At July 2, 2011 and December 25, 2010, the Company had approximately $10 million and $29 million, respectively, of available-for-sale investment in money market funds used as collateral for leased buildings and letter of credit deposits, which was included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized a gain of approximately $2 million on sales of available-for-sale securities of approximately $13 million during the six months ended July 2, 2011. The gain includes approximately $1 million in other income (expense), net from redemption of auction rate securities (ARS) called at par for $6 million with a net carrying amount of $5 million during the second quarter of 2011. The carrying value of the Company’s remaining ARS holdings as of July 2, 2011 was $52 million (par value $60 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

The Company realized net gains of $8 million on sales of available-for-sale securities during the second quarter and six months ended June 26, 2010.

All contractual maturities of the Company’s available-for-sale marketable debt securities at July 2, 2011 were within one year, except those for ARS. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

	Identical Assets	Identical Assets	Identical Assets	Identical Assets
		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
July 2, 2011
Assets
Classified as cash equivalents:
Money market funds	$175	$175	$—	$—
Commercial paper	306	—	306	—

Total classified as cash equivalents	$481	$175	$306	$—

Classified as marketable securities:
Commercial paper	$1,095	$—	$1,095	$—
Time deposits	160	—	160	—
Auction rate securities	52	—	—	52

Total classified as marketable securities	$1,307	$—	$1,255	$52

Classified as other assets:
Money market funds	$10	$10	$—	$—
Equity securities	1	1	—	—

Total classified as other assets	$11	$11	$—	$—

Classified as prepaid expenses and other current assets:
Foreign currency derivative contracts	4	—	4	—

Total classified as prepaid expenses and other current assets	$4	$—	$4	$—

Total assets measured at fair value	$1,803	$186	$1,565	$52

December 25, 2010 Assets
Classified as cash equivalents:
Money market funds	$405	$405	$—	$—
Commercial paper	51	—	51	—

Total classified as cash equivalents	$456	$405	$51	$—

Classified as marketable securities:
Commercial paper	$983	$—	$983	$—
Time deposits	135	—	135	—
Equity securities	8	8	—	—
Auction rate securities	57	—	—	57

Total classified as marketable securities	$1,183	$8	$1,118	$57

Classified as other assets:
Money market funds	$29	$29	$—	$—
Equity securities	1	1	—	—

Total classified as other assets	$30	$30	$—	$—

Total assets measured at fair value	$1,669	$443	$1,169	$57

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(3)	$—	$(3)	$—

Total liabilities measured at fair value	$(3)	$—	$(3)	$—

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

With the exception of its long-term debt and investment in GF, the Company carries financial instruments at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within one year, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is no longer available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of July 2, 2011 and December 25, 2010, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS remained relatively flat as of July 2, 2011 when compared to the fair value as of December 25, 2010.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	July 2, 2011	June 26, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$57	$150	$2
Redemption at par	(6)	(40)	—
Gain (loss) included in net income (loss)	1	1	(1)
Change in fair value included in other comprehensive income (loss)	—	(3)	—

Ending balance	$52	$108	$1

	Six Months Ended
	July 2, 2011	June 26, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$57	$159	$2
Redemption at par	(6)	(48)	—
Gain (loss) included in net income (loss)	1	1	(1)
Change in fair value included in other comprehensive income (loss)	—	(4)	—

Ending balance	$52	$108	$1

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	July 2, 2011		December 25, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(in millions)
Long-term debt (excluding capital leases)	$2,170	$2,330	$2,162	$2,326

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. For the Company’s investment in GF, the Company believes the fair value of the Company’s investment in GF approximates its carrying value. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 7. Income Taxes

The Company recorded an income tax provision of $3 million in the second quarter of 2011 and an income tax benefit of $5 million in the second quarter of 2010. For the six months ended July 2, 2011, the Company recorded an income tax provision of $5 million. For the six months ended June 26, 2010, the Company recorded an income tax benefit of $5 million.

In the second quarter of 2011, the income tax provision of $3 million was primarily due to foreign taxes in profitable locations. In the second quarter of 2010, the income tax benefit of $5 million was due to the reversal of $8 million of unrecognized tax benefits offset by foreign taxes in profitable locations. The income tax provision of $5 million recorded in the first six months of 2011 was primarily due to foreign taxes in profitable locations of $7 million offset by $2 million of U.S. tax benefits from the monetization of U.S. tax credits. The income tax benefit of $5 million recorded in the first six months of 2010 was primarily due to the reversal of $8 million of unrecognized tax benefits and $2 million of U.S. tax benefits offset by $5 million of foreign taxes in profitable locations.

As of July 2, 2011, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at July 2, 2011, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $32 million during the second quarter of 2011 due to changes in unrecognized tax benefits based on filing amended tax returns. The total gross unrecognized tax benefits as of July 2, 2011 were approximately $78 million. The Company has now recognized $12 million of liabilities for unrecognized tax benefits as of July 2, 2011. The net impact on the effective tax rate for the increase in gross unrecognized tax benefits in the second quarter of 2011 was an increase of $1 million. There were no material changes to penalties or interest in the second quarter of 2011.

During the 12 months beginning July 3, 2011, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation and other potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure of open audits are highly uncertain.

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense and restructuring charges. The All Other category also includes the results of the Handheld business because the Company expects that the operating results of this business will continue to be immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
		(In millions)
Net revenue:
Computing Solutions	$1,207	$1,212	$2,407	$2,372
Graphics	367	440	780	849
All Other	—	1	—	6

Total net revenue	$1,574	$1,653	$3,187	$3,227

Operating income (loss):
Computing Solutions	$142	$128	$242	$274
Graphics	(7)	33	12	80
All Other	(30)	(36)	(95)	(47)

Total operating income	$105	$125	$159	$307

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Cost of sales	$2	$1	$3	$2
Research and development	10	11	22	21
Marketing, general, and administrative	8	11	22	20

Stock-based compensation expense, net of tax	$20	$23	$47	$43

For all of the periods presented above, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Expected volatility	50.42%	57.96%	50.80%	56.45%
Risk-free interest rate	1.30%	1.58%	1.53%	1.64%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.75	3.71	3.75	3.71

For the quarters ended July 2, 2011 and June 26, 2010, the Company granted 3,490,510 and 1,326,912 employee stock options, respectively, with weighted average grant date fair values of $2.85 and $3.80, respectively. For the six months ended July 2, 2011 and June 26, 2010, the Company granted 4,624,097 and 2,830,241 employee stock options, respectively, with weighted average grant date fair values of $2.97 and $3.50, respectively.

Restricted Stock Units

For the quarters ended July 2, 2011 and June 26, 2010, the Company granted 10,548,432 and 9,864,566 restricted stock units, respectively, with weighted average grant date fair values of $7.58 and $8.79, respectively. For the six months ended July 2, 2011 and June 26, 2010, the Company granted 10,959,399 and 10,438,346 restricted stock units, respectively, with weighted average grant date fair values of $7.62 and $8.74, respectively.

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

The Company, along with Toppan Photomasks Germany GmbH, and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of July 2, 2011, the Company’s joint and several guarantee of the rental obligation was $2 million.

In addition, the Company and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. The AMTC revolving credit facility and the Company’s related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of July 2, 2011, the amount outstanding under this loan was $34 million and the Company’s joint and several guarantee obligation was $17 million.

Warranties and Indemnities

The Company generally warrants that its microprocessors, graphics processors and chipsets sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year, provided that, subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and for PC workstation products and has offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty during the quarters and six months ended July 2, 2011 and June 26, 2010 are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Beginning Balance	$19	$18	$19	$16
New warranties issued during the period	8	10	17	18
Settlements during the period	(10)	(11)	(18)	(18)
Changes in liability for pre-existing warranties during the period, including expirations	2	4	1	5

Ending Balance	$19	$21	$19	$21

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

Contingencies

Legal Matters

SGI (Graphics Properties Holdings, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On April 18, 2011, the parties entered into a confidential Settlement and License Agreement that resolved this litigation matter for an immaterial amount and that provides immunity under all Graphics Properties Holdings, Inc. (GPHI) patents for alleged infringement by AMD products, including components, software and designs. On April 26, 2011, the Court entered an order granting the parties’ agreed motion for dismissal and final judgment.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Case No. 10-CV-08655 in the Southern District of New York

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

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Case No. 10-CV-00992 in the District of Delaware

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

NOTE 11. Hedging Transactions and Derivative Financial Instruments

The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s foreign currency consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

In applying its strategy, from time to time, the Company uses foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the Canadian dollar. The Company designated these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules, and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

During the first quarter of 2011, the Company reassessed its hedging needs related to its Euro foreign exchange contracts and liquidated its Euro currency forward contracts. As a result, during the six months ended July 2, 2011, the Company recorded a gain of $6 million in other income (expense), net, in its condensed consolidated statement of operations. The Company may economically hedge any material Euro exposure by entering into Euro currency forward contracts it identifies in the future.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in the Canadian dollar. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

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

	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(1)	$(2)	$(2)	$(1)
Research and development	1	1	2	2
Marketing, general and administrative	—	—	1	1
Contracts not designated as hedging instruments
Other income (expense), net	$—	$(10)	$8	$(26)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	December 25,	December 25,
	July 2, 2011	December 25, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$3	$1
Contracts not designated as hedging instruments	$1	$(4)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of July 2, 2011 and December 25, 2010, the notional value of the Company’s outstanding foreign currency forward contracts was $154 million and $302 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of July 2, 2011, the Company’s outstanding contracts were in a $4 million net gain position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of July 2, 2011, the Company was not required to post any collateral.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; the outcome of legal proceedings and the related impact of such outcome on our financial condition or results of operations; our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; our product roadmap; unrecognized tax benefits; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities in the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations over the next twelve months; and our hedging strategy. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; GF’s manufacturing yields and wafer volumes; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way; that our third party foundries will be unable to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities in 2012 and beyond; that we may be unable to realize the anticipated benefits of our fabless business model or our relationship with GF because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that the resulting damage from the March 2011 earthquake and tsunami in Japan may have significant impacts on our supply chain or customers; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 37 and the “Financial Condition” section beginning on page 29 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and mobile devices, including notebook PCs and tablets, professional workstations and servers; and

•	graphics, video and multimedia products for desktop and mobile devices, including notebook PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and six months ended July 2, 2011 compared to the quarter ended April 2, 2011 and the quarter and six months ended June 26, 2010, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

During the second quarter of 2011, we continued to experience strong customer demand for our AMD Fusion family of accelerated processing unit (APU) products. In addition to increased sales of AMD Fusion C-Series and E-Series APUs, codenamed “Brazos,” our first APU platform product for mobile devices, we ramped shipments of AMD Fusion A-Series APUs, codenamed “Llano,” for desktop and mobile devices during the second quarter of 2011. Llano APUs that are used in platforms for mobile devices are codenamed “Sabine,” and Llano APUs that are used in platforms for desktop PCs are codenamed “Lynx.” As a result of strong customer adoption of the Brazos and Llano-based platforms during the second quarter of 2011, we achieved record mobile processor unit shipments and record overall microprocessor unit shipments, and AMD Fusion APU unit shipments represented over 70% of total unit shipments of microprocessors for mobile devices. The demand for Llano-based platforms by our customers exceeded the supply in the second quarter of 2011. Increased unit shipments of our APU products contributed to a richer mix of microprocessors for mobile devices, which were accretive to our second quarter 2011 gross margin. Also in May 2011, we launched an embedded AMD Fusion G-Series APU designed for compact, fanless embedded systems such as digital signage, kiosks and mobile industrial devices. In June 2011, we launched our first HD tablet platform based on the AMD Fusion Z-Series APU. With respect to graphics products, we strengthened our product portfolio with the launch of our AMD Radeon HD 6990 GPU, designed for enthusiast mobile gamers. We also launched our newest generation of professional graphics cards – AMD FirePro V5900 and AMD FirePro V7900, which are designed to allow users to open more applications and view more information at the same time. Also, Nintendo™ announced during the second quarter of 2011 that we had been selected to provide the graphics processor for Nintendo’s next generation game console system.

Net revenue in the second quarter of 2011 was $1.6 billion, a 5% decrease compared to the second quarter of 2010 and a 2% decrease compared to the first quarter of 2011. During the second quarter of 2011, operating expenses were $606 million, flat compared to the second quarter of 2010 and a 4% decrease compared to the first quarter of 2011. Net cash provided by operating activities was $174 million, and we generated non-GAAP adjusted free cash flow, which we describe in more detail in the “Financial Condition—Liquidity” section below, of $143 million. Cash, cash equivalents and marketable securities as of July 2, 2011 totaled $1.9 billion, an increase of $72 million compared to December 25, 2010. Long-term debt as of July 2, 2011 of $2.2 billion remained flat compared to December 25, 2010.

On April 2, 2011, we amended the Wafer Supply Agreement (WSA). Pursuant to the WSA, we currently purchase all of our microprocessor unit product requirements from GF, except APUs used in the Brazos platform. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. The pricing methodology set forth in the amended WSA applied to wafer purchases during the first six months of 2011.

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

Management believes there have been no significant changes during the quarter and six months ended July 2, 2011, to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 25, 2010.

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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense and restructuring charges. The All Other category also includes the results of our Handheld business because we expect that the operating results of this business will continue to be immaterial.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended July 2, 2011, June 26, 2010, and April 2, 2011, consisted of 13, 13, and 14 weeks, respectively. The six months ended July 2, 2011 and June 26, 2010 consisted of 27 and 26 weeks, respectively.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended			Six Months Ended
	July 2, 2011	April 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Net revenue:
Computing Solutions	$1,207	$1,200	$1,212	$2,407	$2,372
Graphics	367	413	440	780	849
All Other	—	—	1	—	6

Total net revenue	$1,574	$1,613	$1,653	$3,187	$3,227

Operating income (loss):
Computing Solutions	$142	$100	$128	$242	$274
Graphics	(7)	19	33	12	80
All Other	(30)	(65)	(36)	(95)	(47)

Total operating income	$105	$54	$125	$159	$307

Computing Solutions

Computing Solutions net revenue of $1,207 million in the second quarter of 2011 was relatively flat compared to net revenue of $1,212 million in the second quarter of 2010. A 15% increase in unit shipments was offset by a 13% decrease in average selling price. The increase in the overall unit shipments was attributable to an increase in unit shipments of our microprocessor products for desktop PCs and mobile devices as well as our chipset products. The increase in unit shipments of our microprocessors for desktop PCs increased due to increased demand from our channel customers. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products. The decrease in overall average selling price was primarily attributable to a decrease in average selling price for our microprocessor products. Average selling price of microprocessor products decreased primarily due to a shift in our product mix to low-end microprocessor products for servers and a higher mix of sales of our Brazos APU platforms, which have a lower average selling price.

Computing Solutions net revenue of $1,207 million in the second quarter of 2011 was relatively flat compared to $1,200 million in the first quarter of 2011. An 8% increase in unit shipments was offset by a 7% decrease in average selling price. The increase in overall unit shipments was primarily attributable to an increase in unit shipments of our microprocessors for mobile devices as well as our chipset products. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products. The decrease in the overall average selling price was primarily attributable to a decrease in average selling price of our microprocessor products for servers and desktop PCs. Average selling price for our microprocessors for servers and desktop PCs decreased primarily due to a shift in our product mix.

Computing Solutions net revenue of $2,407 million for the first six months of 2011 was relatively flat compared to $2,372 million for the first six months of 2010. A 16% increase in unit shipments was offset by a 12% decrease in average selling price. The increase in overall unit shipments was primarily attributable to an increase in unit shipments of our microprocessors for desktop PCs and mobile devices as well as our chipset products. The increase in unit shipments of our microprocessors for desktop PCs increased due to higher demand from our channel customers. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products. The decrease in the overall average selling price was primarily attributable to a decrease in average selling price of our microprocessor products for servers and mobile devices. Average selling price of microprocessor products for servers decreased primarily due to a shift in our product mix. Average selling price of microprocessor products for mobile devices decreased primarily due to a higher mix of sales of our Brazos APU platforms, which have a lower average selling price.

Computing Solutions operating income was $142 million in the second quarter of 2011 compared to $128 million in the second quarter of 2010. The improvement in operating results was primarily due to a $16 million decrease in cost of sales and a $10 million decrease in research and development expenses partially offset by a $9 million increase in marketing, general and administrative expenses. Cost of sales decreased primarily due to increased volume of lower cost APU platforms. Research and development expenses decreased and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating income was $142 million in the second quarter of 2011 compared to $100 million in the first quarter of 2011. The improvement in operating results was primarily due to a $17 million decrease in research and development expenses and a $14 million decrease in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses decreased for the reasons described under “Expenses” below.

Computing Solutions operating income was $242 million in the first six months of 2011 compared to $274 million in the first six months of 2010. The decline in operating results was primarily due to a $46 million increase in marketing, general and administrative expenses and a $36 million increase in research and development expenses, partially offset by a $13 million decrease in cost of sales. Marketing, general and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased primarily due to increased volume of lower cost APU platforms.

Graphics

Graphics net revenue of $367 million in the second quarter of 2011 decreased by 17% compared to net revenue of $440 million in the second quarter of 2010. The decrease was primarily due to a 17% decrease in net revenue from sales of GPU products. The decrease in net revenue from sales of GPU products was primarily due to a decrease in unit shipments due to lower demand for desktop and mobile GPU products. Overall average selling price was flat.

Graphics net revenue of $367 million in the second quarter of 2011 decreased by 11% compared to net revenue of $413 million in the first quarter of 2011. The decrease was primarily due to an 11% decrease in net revenue from sales of GPU products. The decrease in net revenue from sales of GPU products was primarily due to lower mobile GPU shipments and lower graphics add-in board shipments, in each case, due to a seasonal decline. Overall average selling price was flat.

Graphics net revenue of $780 million in the first six months of 2011 decreased by 8% compared to net revenue of $849 million in the first six months of 2010. The decrease was primarily due to an 8% decrease in net revenue from sales of GPU products. Revenue from sales of GPU products decreased due to a decrease in GPU average selling price. GPU average selling price decreased due to a shift in our product mix to lower end GPU products. GPU unit shipments were flat in the first six months of 2011 compared to the first six months of 2010.

Graphics operating loss was $7 million in the second quarter of 2011 compared to operating income of $33 million in the second quarter of 2010. The decline in operating results was primarily due to the decrease in net revenue from sales of GPU products referenced above, a $7 million increase in research and development expenses and a $13 million decrease in royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology, partially offset by a $46 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses,” below. Royalty revenue decreased due to lower sales of game consoles as a result of lower demand. The decrease in cost of sales resulted from lower GPU shipments and correspondingly lower manufacturing costs.

Graphics operating loss was $7 million in the second quarter of 2011 compared to operating income of $19 million in the first quarter of 2011. The decline in operating results was primarily due to the decrease in net revenue from sales of GPU products referenced above, a $19 million increase in research and development expenses and an $8 million decrease in royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology, partially offset by a $38 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses,” below. Royalty revenue decreased due to lower sales of game consoles as a result of lower demand. The decrease in cost of sales was primarily due to lower GPU shipments and correspondingly lower manufacturing costs.

Graphics operating income was $12 million in the first six months of 2011 compared to $80 million in the first six months of 2010. The decline in operating results was primarily due to the decrease in net revenue from sales of GPU products referenced above, a $9 million increase in marketing, general and administrative and a $16 million decrease in royalty revenue received in connection with the sales of game console systems that incorporate our graphics technology, partially offset by a $15 million decrease in cost of sales. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Royalty revenue decreased due to lower sales of game consoles as a result of lower demand. The decrease in cost of sales was primarily due to lower GPU shipments and correspondingly lower manufacturing costs.

All Other

We had immaterial revenue in the All Other category during the second quarter and the first six months ended July 2, 2011 compared to $1 million and $6 million in the second quarter and the first six months ended June 26, 2010, respectively. All Other revenue decreased because we no longer develop new Handheld products and customer orders were immaterial.

All Other operating loss of $30 million in the second quarter of 2011 included stock-based compensation expense of $20 million and $9 million related to amortization of acquired intangible assets.

All Other operating loss of $95 million in the first six months of 2011 included stock-based compensation expense of $47 million, a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets which do not benefit us and $18 million related to amortization of acquired intangible assets.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Equity Income (Loss) and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	July 2, 2011	April 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions except for percentages)
Cost of sales	$854	$922	$915	$1,776	$1,748
Gross margin	720	691	738	1,411	1,479
Gross margin percentage	46%	43%	45%	44%	46%
Research and development	367	367	371	734	694
Marketing, general and administrative	239	261	229	500	448
Amortization of acquired intangible assets	9	9	17	18	34
Restructuring reversals	—	—	(4)	—	(4)
Interest income	2	3	3	5	6
Interest expense	(47)	(48)	(55)	(95)	(104)
Other income (expense), net	4	11	(1)	15	303
Provision (benefit) for income taxes	3	2	(5)	5	(5)
Equity in income (loss) and dilution gain in investee, net	$—	$492	$(120)	$492	$(303)

Gross Margin

Gross margin as a percentage of net revenue was 46% in the second quarter of 2011 compared to 45% in the second quarter of 2010. The improvement in gross margin was primarily due to an increase in unit shipments of our margin accretive APU platforms.

Gross margin as a percentage of net revenue was 46% in the second quarter of 2011 compared to 43% in the first quarter of 2011. Gross margin in the first quarter of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in the first quarter of 2011. The improvement in gross margin in the second quarter of 2011 compared to the first quarter of 2011, as adjusted for the factors described above, was primarily due to a stronger mix of our margin accretive APU platforms.

Gross margin as a percentage of net revenue was 44% in the first six months of 2011 compared to 46% in the first six months of 2010. Gross margin in the first six months of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Gross margin in the first six months of 2010 included a $69 million benefit related to the deconsolidation of GF. Absent the effects of the events as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in the first six months of 2011 compared to 44% in the first six months of 2010. The improvement in gross margin, as adjusted for the factors described above, was primarily due to an increase in unit shipments of our margin accretive APU platforms.

Expenses

Research and Development Expenses

Research and development expenses of $367 million in the second quarter of 2011 were relatively flat compared to $371 million in the second quarter of 2010. A $10 million decrease in research and development expenses attributable to our Computing Solutions segment was offset by a $7 million increase in research and development expenses attributable to our Graphics segment. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $10 million decrease in manufacturing process technology expenses related to GF and a $9 million decrease in other employee compensation and benefit expense, partially offset by a $9 million increase in product engineering and design costs related to future products. The increase in research and development expenses attributable to our Graphics segment was primarily due to an $11 million increase in product engineering and design costs related to future products, partially offset by a $4 million decrease in other employee compensation and benefit expense.

Research and development expenses of $367 million in the second quarter of 2011 were flat compared to $367 million in the first quarter of 2011. A $17 million decrease in research and development expenses attributable to our Computing Solutions segment was offset by a $19 million increase in research and development expenses attributable to our Graphics segment. Research and development expenses attributable to our Computing Solutions segment decreased by $17 million primarily due to a $10 million decrease in manufacturing process technology expenses related to GF and a $10 million decrease in product engineering and design costs primarily due to lower material use in the second quarter of 2011. These decreases were partially offset by a $3 million increase in other employee compensation and benefit expenses. Research and development expenses attributable to our Graphics segment increased by $19 million primarily due to an increase in product engineering and design costs related to future products. Lower research and development expenses incurred as a result of one fewer week of operations in the second quarter of 2011 as compared to the first quarter of 2011 were substantially offset by higher labor cost due to new hiring in the second quarter of 2011.

Research and development expenses of $734 million in the first six months of 2011 increased by $40 million compared to $694 million in the first six months of 2010. The increase was primarily due to a $36 million increase in research and development expenses attributable to our Computing Solutions segment. This increase was primarily attributable to a $51 million increase in product engineering and design costs primarily due to an extra week of operations and higher labor cost due to new hiring in the first six months of 2011, partially offset by an $18 million decrease in other employee compensation and benefit expense.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $239 million in the second quarter of 2011 increased by $10 million compared to $229 million in the second quarter of 2010. This increase was primarily due to a $9 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment due to an $18 million increase in sales and marketing activities, partially offset by a $7 million decrease in general and administrative expenses primarily due to lower legal expenses.

Marketing, general and administrative expenses of $239 million in the second quarter of 2011 decreased by $22 million compared to $261 million in the first quarter of 2011. The decrease was primarily due to the absence of $13 million of separation costs related to the resignation of our former Chief Executive Officer that we incurred during the first quarter of 2011, and a $10 million decrease in sales and marketing expenses attributable to our Computing Solutions segment as a result of one fewer week of operations in the second quarter of 2011 compared to the first quarter of 2011.

Marketing, general and administrative expenses of $500 million in the first six months of 2011 increased by $52 million, compared to $448 million in the first six months of 2010. The increase was primarily due to a $46 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $9 million increase in marketing general and administrative expenses attributable to our Graphics segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $52 million increase in sales and marketing expenses as a result of increased sales and marketing activities and an extra week of operations in the first six months of 2011, partially offset by a $7 million decrease in other employee compensation and benefit expense. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to an $11 million increase in sales and marketing expenses as a result of increased sales and marketing activities and an extra week of operations in the first six months of 2011.

Interest Expense

Interest expense of $47 million in the second quarter of 2011 decreased from $55 million in the second quarter of 2010. This decrease was due to a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $8 million in interest expense.

Interest expense of $47 million in the second quarter of 2011 was relatively flat as compared to $48 million in the first quarter of 2011.

Interest expense of $95 million in the first six months of 2011 decreased from $104 million in the first six months of 2010. This decrease was primarily due to a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $8 million in interest expense.

Other Income (Expense), Net

Other income, net, was $4 million in the second quarter of 2011 compared to other expense, net, of $1 million in the second quarter of 2010. In the second quarter of 2010, we recognized a $9 million loss on foreign currency exchange rate fluctuations, partially offset by a $7 million gain from sales of marketable equity securities.

Other income, net of $4 million in the second quarter of 2011 decreased from $11 million in the first quarter of 2011. Other income of $11 million in the first quarter of 2011 was primarily due to a $9 million gain on foreign currency exchange rate fluctuations.

Other income, net of $15 million in the first six months of 2011, decreased from $303 million in the first six months of 2010. In the first six months of 2011, we recognized a $10 million gain on foreign currency exchange rate fluctuations. In the first six months of 2010, we recognized a one-time non-cash gain related to the deconsolidation of GF of approximately $325 million and a $7 million gain from sales of marketable equity securities, partially offset by a $27 million loss related to foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax provision of $3 million in the second quarter of 2011 primarily due to foreign taxes in profitable locations. The income tax provision of $5 million recorded in the first six months of 2011 was primarily due to foreign taxes in profitable locations of $7 million offset by $2 million of U.S. tax benefits from the monetization of U.S. tax credits.

In the second quarter of 2010, we recorded an income tax benefit of $5 million due to the reversal of $8 million of unrecognized tax benefits offset by foreign taxes in profitable locations. For the six months ended June 26, 2010, we recorded an income tax benefit of $5 million income primarily due to the reversal of $8 million of unrecognized tax benefits and $2 million of U.S. tax benefits offset by $5 million of foreign taxes in profitable locations.

As of July 2, 2011, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of July 2, 2011, in management’s judgment, is not more likely than not to be achieved.

Equity Income (Loss) and Dilution Gain in Investee, net

On December 27, 2010, ATIC International Investment Company LLC (ATIC II), an affiliate of Advanced Technology Investment Company LLC (ATIC), contributed all of the outstanding Ordinary Shares of Chartered Semiconductor Manufacturing Ltd. (currently known as GLOBALFOUNDRIES Singapore Pte. Ltd. or GFS) to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC II diluted our ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. As the result of this dilution, during the first quarter of 2011, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net. In connection with our reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

Following the GFS contribution and governance changes described above, we assessed our ability to exercise significant influence over GF and considered factors such as our representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency and the extent of ownership by us in relation to ownership by the other shareholders. Based on the results of our assessment, we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting. As of July 2, 2011, our investment balance in GF was $486 million.

Under the cost method of accounting, we no longer recognize any share of GF’s net income or loss in our condensed consolidated statement of operations. In addition, we review the carrying value of our investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant change in market conditions in which GF operates, and GF’s ability to continue as a going concern. An impairment charge will be recorded if the carrying value of the investment exceeds its fair value, and such impairment is determined to be “other than temporary.” As of July 2, 2011, our ownership interest in GF was 11% on a fully diluted basis and 13% on a voting basis. GF is a related party of AMD. Our total purchases from GF related to wafer manufacturing and research and development activities during the second quarter of 2011 and for the six months ended July 2, 2011, amounted to approximately $158 million and $421 million, respectively. In addition, during the first quarter of 2011, we incurred a charge of $24 million related to a payment to GF primarily for certain manufacturing assets of GF, which do not benefit us.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Six Months Ended
	July 2, 2011	April 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
	(In millions)
Cost of sales	$2	$1	$1	$3	$2
Research and development	10	12	11	22	21
Marketing, general, and administrative	8	14	11	22	20

Stock-based compensation expense, net of tax	$20	$27	$23	$47	$43

For all of the periods presented above, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $20 million in the second quarter of 2011 decreased by $3 million as compared to $23 million in the second quarter of 2010. The decrease was primarily due to a lower weighted average grant date fair value.

Stock-based compensation expense of $20 million in the second quarter of 2011 decreased by $7 million as compared to $27 million in the first quarter of 2011. The decrease was primarily due to the absence of a charge related to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011. This decrease was partially offset by increased expense primarily due to a higher number of employee stock options and restricted stock unit grants in the second quarter of 2011 as part of our annual equity grant process as compared to the first quarter of 2011.

Stock-based compensation expense of $47 million in the first six months of 2011 increased by $4 million as compared to $43 million in the first six months of 2010. This increase was primarily due to the acceleration of vesting of all unvested equity awards held by our former Chief Executive Officer, as described above.

International Sales

International sales as a percentage of net revenue were 95% in the second quarter of 2011, 93% in the first quarter of 2011 and 88% in the second quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of July 2, 2011, our cash, cash equivalents and marketable securities of $1.9 billion increased by $72 million compared to December 25, 2010. See “Financial Condition—Operating Activities”, “Financial Condition—Financing Activities”, and “Financial Condition—Investing Activities” below, for additional information.

Our debt and capital lease obligations as of July 2, 2011 were $2.2 billion, which reflected a debt discount adjustment of $95 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

For the six months ended July 2, 2011, our adjusted free cash flow was $297 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash provided by operating activities for the six months ended July 2, 2011 of $6 million and adding an amount of $396 million, which represents payments made by certain of our distributor customers during the six months ended July 2, 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We adjusted the resulting amount of $402 million by subtracting capital expenditures, which were $105 million for the six months ended July 2, 2011. Compared to adjusted free cash flow of $253 million in the six months ended June 26, 2010, the increase was attributable to a higher cash flow from operating activities, which increased by $81 million, partially offset by an increase of $26 million in capital expenditures and a decrease of $11 million in payments made by our distributor customers to the IBM Parties in the six months ended July 2, 2011 as compared to the six months ended June 26, 2010.

We had various supplier agreements with the IBM Parties pursuant to which we sold invoices of selected distributor customers. Although we terminated these agreements in February 2011, certain invoices that were purchased by the IBM Parties were still outstanding during the second quarter of 2011. As of July 2, 2011, there were no outstanding invoices. Under this financing arrangement, we did not recognize revenue until our distributors sold our products to their customers. Under GAAP, we classified funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classified these funds as cash flows from financing activities. When a distributor paid the applicable IBM Party, we reduced the distributor’s accounts receivable and the corresponding debt, resulting in a non-cash accounting entry. Because we did not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment was never reflected in our cash flows from operating activities.

Generally, under GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flow. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties was more reflective of the economic substance of the financing arrangement with the IBM Parties. We calculate and communicate adjusted free cash flow because our management believes it is important for investors to understand the nature of these cash flows. Our calculation of adjusted free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities. Commencing in the third quarter of 2011, we will no longer make the adjustment for distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

We believe that cash, cash equivalents and marketable securities balances as of July 2, 2011, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months.

We believe that in the event we require additional funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past and may in the future adversely impact our business. We cannot assure you that conditions will improve, and they could worsen. If market conditions do not improve or deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Auction Rate Securities

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected and auctions for these securities failed to settle on their respective settlement dates since February 2008. However, there have been no defaults on these securities, and we have received all interest payments as they became due.

As of July 2, 2011, the par value of our ARS was $60 million, with an estimated fair value of $52 million. Total ARS, at fair value, represented 3% of our total investment portfolio as of July 2, 2011.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as marketable securities as of July 2, 2011. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Samsung Settlement

In the fourth quarter of 2010, we entered into a Patent License and Settlement Agreement (Agreement) with Samsung to end all outstanding legal disputes related to pending patent litigation between us and Samsung. Pursuant to this Agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay us $283 million less any withholding taxes. We received the first payment of $119 million in December 2010, and the second payment of $58 million in May 2011, which represent $143 million and $70 million, less withholding taxes, respectively. The remaining amount of $58 million, which represents $70 million less withholding taxes, is scheduled to be paid by November 30, 2011. In addition, pursuant to the Agreement, Samsung granted to us, and we granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompasses all patent litigation and disputes between the parties. At the time we entered into the Agreement, we did not have, and we currently do not have, any future obligations that we are required to perform in order to earn this settlement payment. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2010.

Operating Activities

Net cash provided by operating activities was $6 million in the first six months of 2011. Net income of $571 million was adjusted for non-cash charges consisting primarily of $168 million of depreciation and amortization expense, $47 million of stock-based compensation expense and $11 million of interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at July 2, 2011 compared to December 25, 2010 included an increase in accounts receivable of $187 million, which included the non-cash impact of our former financing arrangement with the IBM Parties. During the first six months of 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to this arrangement. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $209 million. This decrease was primarily due to the timing of sales and collections during the first six months of 2011. During the first six months of 2011, accounts payable to GF decreased by $88 million due to the timing of payments and a reduction in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities, and other decreased by $61 million primarily due to a decrease in accrued compensation and benefits of $71 million, a decrease in technology license payments of $38 million and a decrease in marketing accruals of $31 million, partially offset by the timing of payments. Prepaid expenses and other current assets decreased by $36 million primarily due to the receipt of a settlement payment from Samsung of $58 million.

Net cash used in operating activities was $75 million in the first six months of 2010. Net income of $214 million was adjusted for non-cash charges consisting primarily of $303 million from the application of the equity method of accounting for our investment in GF, $200 million of depreciation and amortization expense, $43 million of stock-based compensation expense, and $17 million of interest expense related to our 6.00% Notes and 8.125% Notes. These charges were offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, a net gain on sale of marketable securities of $8 million and amortization of foreign grants of $4 million. The net changes in operating assets at June 26, 2010 compared to December 26, 2009 included an increase in accounts receivable of $388 million, which included the non-cash impact of our former financing arrangement with the IBM Parties. During the first six months of 2010, the IBM Parties collected approximately $407 million from our distributor customers pursuant to this arrangement. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivables decreased $19 million. This decrease was primarily due to timing of sales and collections during the first six months of 2010. Excluding the effects of deconsolidation, there was also a decrease in accounts payable, accrued liabilities and other of $117 million, primarily due to the timing of interest payments and restructuring payments. Accounts payable to GF increased by $63 million due to the timing of payments during the first six months of 2010.

Investing Activities

Net cash used in investing activities was $244 million in the first six months of 2011. We had a net cash outflow of $122 million from the purchase, sale and maturity of available-for-sale securities, a cash outflow of $105 million for purchases of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GFS to GF.

Net cash used in investing activities was $699 million in the first six months of 2010. The cash flow effect of the deconsolidation of GF was $904 million. In addition, we had a cash outflow of $79 million for purchases of property, plant and equipment, offset by a net cash inflow of $233 million from the purchase, sale and maturity of available-for-sale securities and $33 million from the sale of trading securities.

Financing Activities

Net cash provided by financing activities was $186 million in the first six months of 2011 primarily as a result of proceeds of $170 million from our former financing arrangement with the IBM Parties and $15 million from the exercise of employee stock options.

Net cash provided by financing activities was $201 million in the first six months of 2010 primarily as a result of proceeds of $394 million from our financing arrangement with the IBM Parties, $30 million from a revolving credit facility entered into between our subsidiary, AMD Products (China) Co. Ltd., and China Merchant Bank (AMD China Revolving Credit Line), $11 million of grants from the Canadian government for research and development activities related to our AMD Fusion products and $7 million from the exercise of employee stock options. These amounts were partially offset by payments of $209 million to repurchase $216 million aggregate principal amount of our 6.00% Notes and $30 million to the lender under the AMD China Revolving Credit Line.

During the first six months of 2011 and 2010, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of July 2, 2011, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$485	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	780	—	—	—	—	780	—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	31	—	12	18	—	—	1
Aggregate interest obligation (2)	832	77	145	126	126	99	259
Capital lease obligations (3)	35	3	6	6	6	6	8
Operating leases	271	35	69	64	27	23	53
Purchase Obligations (4)	388	251	73	34	18	12	—

Total contractual obligations	$3,822	$366	$790	$248	$177	$920	$1,321

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
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

As of July 2, 2011, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

The 5.75% Notes are convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of our common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of $20.13 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes may require us to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

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

As of July 2, 2011, the outstanding aggregate principal amount of our 6.00% Notes was $780 million and the remaining carrying value was approximately $729 million, net of debt discount of $51 million.

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

As of July 2, 2011, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $456 million, net of debt discount of $44 million.

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

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million aggregate principal amount of 7.75% Senior Notes due 2020 (the 7.75% Notes). The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as Trustee.

As of July 2, 2011, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $7 million related to employee benefit obligations and $24 million of payments due under certain software and technology licenses that will be paid through 2013 and 2015, respectively.

Other long-term liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of July 2, 2011, primarily consisted of $18 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $7 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at July 2, 2011. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of July 2, 2011, we had aggregate outstanding capital lease obligations of $30 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of July 2, 2011 were $271 million, of which $5 million is accrued as a liability for certain facilities that were included in our 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. Total non-cancelable purchase obligations, other than those to GF under the WSA, as of July 2, 2011 were $388 million.

Wafer Supply Agreement. The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we currently purchase all of our microprocessor unit product requirements from GF, except APUs used in the Brazos platform. On April 2, 2011, we amended the WSA. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. We expect GF will meet the conditions to earn these payments. In 2012, we will compensate GF on a cost plus basis for projected manufacturing capacity that we have requested for our microprocessor, including our APU, products.

We currently estimate that we will pay GF between approximately $1.1 to $1.3 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. We based our 2011 and 2012 estimated costs in part on our current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including our current expectations regarding demand for our products. In addition, we estimate that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $82 million in 2011. We are not able to meaningfully quantify or estimate our additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, we are not able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material under the WSA.

Receivable Financing Arrangement

In the first six months of 2011, we received proceeds of approximately $170 million from the sale of accounts receivable under the receivable financing arrangement with the IBM Parties. The IBM Parties collected approximately $396 million from our distributor customers participating in the financing arrangement. Although we terminated these agreements in February 2011, certain invoices that were purchased by the IBM Parties were still outstanding during the second quarter of 2011. As of July 2, 2011, there were no outstanding invoices. Commencing in the third quarter of 2011, we will no longer make the adjustment for the distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

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

We, along with Toppan Photomasks Germany GmbH and GF, guarantee AMTC’s rental obligations relating to a portion of the BAC facility. Our portion of the guarantee corresponds with our exposure under the guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify us under certain circumstances if we are called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of July 2, 2011, our joint and several guarantee of the rental obligation was $2 million.

In addition, we and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. The AMTC revolving credit facility and our related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended. Our management cannot currently estimate if or by how long these agreements may be extended. As of July 2, 2011, the amount outstanding under this loan was $34 million and our joint and several guarantee obligation was $17 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 25, 2010. During the first quarter of 2011, we reassessed our hedging policy related to our Euro foreign exchange contracts in connection with the amendment of our WSA with GF. The primary effect of the amendment was to change the pricing methodology applicable to silicon wafers delivered in 2011 for our microprocessor, including APU, products. Because our payments to GF for purchases in 2011 are based on the U.S. dollar, we are no longer exposed to direct or indirect fluctuations in the Euro. As a result, we liquidated our Euro currency forward contracts and recorded a gain of $6 million in other income (expense), net, in our condensed consolidated statement of operations. However, in 2012, when we will resume compensating GF on a cost-plus basis to manufacture the wafers for our microprocessor, including APU, products, we may economically hedge any material Euro exposure by entering into Euro currency forward contracts we identify in the future.

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

As of July 2, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SGI (Graphics Properties Holdings, Inc.) v. ATI and AMD, Case No.06-C-0611 in the United States District Court for the Western District of Wisconsin

On April 18, 2011, the parties entered into a confidential Settlement and License Agreement that resolved this litigation matter for an immaterial amount and that provides immunity under all Graphics Properties Holdings, Inc. (GPHI) patents for alleged infringement by AMD products, including components, software and designs. On April 26, 2011, the Court entered an order granting the parties’ agreed motion for dismissal and final judgment.

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Case No. 10-CV-08655 in the Southern District of New York

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

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Case No. 10-CV-00992 in the District of Delaware

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

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

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

Intel also leverages its dominance in the microprocessor market to sell its integrated chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. While discrete graphics attach rates have not declined since the introduction of Intel’s latest generation microprocessors, continued improvement of the quality of Intel’s integrated graphics, along with higher unit shipments of our APU platforms, may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebook PCs, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we fail to or are delayed in developing, qualifying or shipping new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows. If our customers do not include our products in the initial design of their computer systems, they will typically not use our products in their systems until at least the next design configuration. The process of being qualified for inclusion in a customer’s system can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business.

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

With the introduction of our APU products, computer manufacturers have increasingly selected APUs for their AMD-based solutions, rather than pairing legacy microprocessors with discrete graphics, particularly for notebook PCs, because the APU platforms cost less than the combined cost of a legacy microprocessor, discrete graphics card and chipset, while offering comparable performance to mainstream discrete graphics cards, which we believe is sufficient for most mainstream PC users. While discrete graphics attach rates have not declined since the introduction of APUs, PC consumers may eventually find the discrete level graphics performance of an APU to be sufficient, which may reduce demand for additional discrete graphics cards, driving computer manufacturers to reduce the number of systems they build paired with discrete graphics components.

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

On April 2, 2011, we amended the WSA. Pursuant to the WSA, we currently purchase all of our microprocessor unit product requirements from GF, except APUs used in the Brazos platform. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012, and we expect GF will meet the conditions to earn these payments. If GF encounters any problems that significantly reduce the number of functional die we receive from 45nm wafers, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for 45nm products, which may have a negative impact on our gross margins in 2011. Also, if GF is unable to achieve anticipated manufacturing yields for 45nm or 32nm wafers, then we may experience supply shortages for certain products which may have a material adverse impact on our revenue or gross margins.

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

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

Global economic uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet consumer demands for more features and greater functionality from semiconductor products in the future may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

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

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. With respect to our graphics products, we depend in part on Microsoft and Apple designing and developing its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our AMD Fusion products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or Apple does not continue to develop and maintain its operating system to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, some software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft, Apple or other software vendors, our ability to market our products would be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 52% of our net revenue in the second quarter of 2011. On a segment basis, during the second quarter of 2011, five customers accounted for approximately 57% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 58% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

We are currently conducting a search for a chief executive officer, and our inability to attract and retain qualified personnel may hinder our business.

We are currently conducting a search for a chief executive officer. The transition to a new chief executive officer may be disruptive to our operations and create uncertainty about our business and future direction. Until a chief executive officer is identified, it may be more difficult for us to hire and retain other key personnel. Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are unable to successfully hire a chief executive officer or to continue to attract, train, and retain qualified personnel, the progress of our product development programs could be hindered, and we could be materially adversely affected. Even if we are able to hire and retain a qualified chief executive officer in a timely manner, we may continue to experience operational inefficiencies and disruptions during the transition period and our business may be materially adversely affected.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, ARM-based processors are used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as tablets and smartphones. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, it could negatively impact PC sales, which could negatively impact our business. Also, Intel recently announced plans to implement 3-D tri-gate transistor architecture on 22nm process technology by the end of 2011, which, Intel expects, can improve power consumption and performance of its products. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of July 2, 2011 were $2.2 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of July 2, 2011, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.3 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling prices;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products; and

•	excess inventory levels in the channels of distribution, including those of our customers.

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

Our business is dependent upon the market for desktop and notebook PCs and servers. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. As a result of ongoing macroeconomic challenges affecting the global economy, end-user demand for PCs and servers remains unpredictable. In addition over the past three years, form factors have steadily shifted from desktop PCs to mobile PCs, and we expect that this trajectory will continue and extend to include additional form factors like tablets and slates.

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

Moreover, the conversion of our remaining 5.75% Notes and 6.00% Notes may dilute the ownership interests of our existing stockholders. The conversion of the 5.75% Notes and the 6.00% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of the 5.75% Notes and 6.00% Notes. Any sales in the public market of our common stock issuable upon conversion of the 5.75% Notes or 6.00% Notes could adversely affect prevailing market prices of our common stock. In addition, the conversion of the 5.75% Notes into shares of our common stock and 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

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

Our graphics technology is used in game consoles, including the Nintendo Wii and Microsoft Xbox 360. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as royalties paid to us by these third parties. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If these third parties do not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of these third parties and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

Our reliance on third-party distributors and AIBs subjects us to certain risks.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 95% in the second quarter of 2011. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in managing staffing and exposure to different employment practices and labor laws;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities;

•	loss or modification of exemptions for taxes and tariffs; and

•	compliance with U.S. laws and regulations related to international operations, including export control regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Worldwide economic and political conditions may adversely affect demand for our products.

Continued uncertainty over the worldwide economic environment may adversely impact consumer confidence and spending, causing our customers to postpone purchases. Moreover, political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Also, the occurrence and threat of terrorist attacks have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks or other hostile acts may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

The damage resulting from the March 2011 earthquake and tsunami in Japan may have significant impacts on our supply chain or our customers, either of which could materially impact our business.

We currently rely on Japanese manufacturers and suppliers to provide certain key materials and components in support of our manufacturing operations, as do our third party wafer foundries and manufacturing suppliers. As a result of the recent earthquake and tsunami in Japan, we continue to work closely with all of our suppliers to understand the potential future impacts of this natural disaster. If our suppliers or their suppliers experience capacity constraints or disruptions in their ability to supply materials or components to us due to disruptions in electric power, shortages of fuel or key raw materials, or other consequences of this natural disaster, we may not be able to obtain sufficient supplies from other suppliers or locations, or we may be required to pay higher prices to obtain sufficient quantities of these materials or components. In either case, our business could be materially adversely affected.

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

As of July 2, 2011, the par value of all our auction rate securities, or ARS, was $60 million with an estimated fair value of $52 million. As of July 2, 2011, our investments in ARS included estimated fair values of approximately $27 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

If market illiquidity worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

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

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are developing market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional limits. The proposed requirements, which have not yet been finalized, could potentially be approved and implemented as early as 2012. If such requirements are implemented in the proposed time frame and do not contain recommended modifications as proposed by industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from these markets which could materially adversely affect us.

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

ADVANCED MICRO DEVICES, INC.

Date: August 10, 2011	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer Signing on behalf of the registrant and as the principal executive officer and principal financial and accounting officer