Form 10-Q
period 2011-10-01
ADVANCED MICRO DEVICES INC
filed 2011-11-09
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of November 1, 2011: 696,922,739

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	September 25	September 25	September 25	September 25
	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions, except per share amounts)
Net revenue	$1,690	$1,618	$4,877	$4,845
Cost of sales	934	879	2,710	2,627

Gross margin	756	739	2,167	2,218
Research and development	361	359	1,095	1,053
Marketing, general and administrative	249	236	749	684
Amortization of acquired intangible assets	8	16	26	50
Restructuring reversals	—	—	—	(4)

Operating income	138	128	297	435
Interest income	3	3	8	9
Interest expense	(42)	(56)	(137)	(160)
Other income (expense), net	(7)	(6)	8	297

Income before equity income (loss) and dilution gain in investee and income taxes	92	69	176	581
Provision (benefit) for income taxes	(5)	1	—	(4)
Equity income (loss) and dilution gain in investee, net	—	(186)	492	(489)

Net income (loss)	$97	$(118)	$668	$96

Net income (loss) per share
Basic	$0.13	$(0.17)	$0.92	$0.13
Diluted	$0.13	$(0.17)	$0.90	$0.13
Shares used in per share calculation
Basic	729	713	725	710
Diluted	741	713	742	732

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 25,	December 25,
	October 1, 2011	December 25, 2010*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$625	$606
Marketable securities	1,182	1,183

Total cash and cash equivalents and marketable securities	1,807	1,789
Accounts receivable, net	908	968
Inventories, net	540	632
Prepaid expenses and other current assets	157	205

Total current assets	3,412	3,594
Long-term marketable securities	50	—
Property, plant and equipment, net	697	700
Investment in GLOBALFOUNDRIES	486	—
Acquisition related intangible assets, net	11	37
Goodwill	323	323
Other assets	257	310

Total assets	$5,236	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$376
Accounts payable to GLOBALFOUNDRIES	151	205
Accrued liabilities	590	698
Deferred income on shipments to distributors	131	143
Other short-term obligations	—	229
Current portion of long-term debt and capital lease obligations	489	4
Other current liabilities	27	19

Total current liabilities	1,855	1,674
Long-term debt and capital lease obligations, less current portion	1,571	2,188
Other long-term liabilities	66	82
Accumulated loss in excess of investment in GLOBALFOUNDRIES	—	7
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on October 1, 2011 and December 25, 2010; shares issued: 705 on October 1, 2011 and 691 on December 25, 2010; shares outstanding: 697 on October 1, 2011 and 683 on December 25, 2010	7	7
Additional paid-in capital	6,652	6,575
Treasury stock, at cost (9 shares on October 1, 2011 and 8 shares on December 25, 2010)	(107)	(102)
Accumulated deficit	(4,800)	(5,468)
Accumulated other comprehensive income (loss)	(8)	1

Total stockholders’ equity	1,744	1,013

Total liabilities and stockholders’ equity	$5,236	$4,964

*	Amounts as of December 25, 2010 were derived from the December 25, 2010 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 25,	September 25,
	Nine Months Ended
	October 1, 2011	September 25, 2010
	(In millions)
Cash flows from operating activities:
Net income	$668	$96
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity (income) loss and dilution gain in investee	(492)	489
Gain on deconsolidation of GLOBALFOUNDRIES	—	(325)
Depreciation and amortization	247	294
Compensation recognized under employee stock plans	69	65
Non-cash interest expense	16	25
Other	4	2
Changes in operating assets and liabilities:
Accounts receivable	(337)	(673)
Inventories	92	(134)
Prepaid expenses and other current assets	42	8
Other assets	(3)	13
Accounts payable to GLOBALFOUNDRIES	(54)	66
Accounts payable, accrued liabilities and other	(57)	(125)

Net cash provided by (used in) operating activities	$195	$(199)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,461)	(1,315)
Proceeds from sale of property, plant and equipment	16	1
Purchases of property, plant and equipment	(163)	(110)
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	—	(904)
Proceeds from sale and maturity of available-for-sale securities	1,415	1,216
Proceeds from sale of trading securities	—	69
Other	(17)	23

Net cash used in investing activities	$(210)	$(1,020)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	170	1,223
Proceeds from issuance of AMD common stock	17	9
Net proceeds from foreign grants	10	11
Repayments of debt and capital lease obligations	(158)	(1,058)
Other	(5)	(3)

Net cash provided by financing activities	$34	$182

Net increase (decrease) in cash and cash equivalents	19	(1,037)

Cash and cash equivalents at beginning of period	606	1,657

Cash and cash equivalents at end of period	$625	$620

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended October 1, 2011 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

In the first quarter of 2011, the Company changed the method of accounting for its investment in GLOBALFOUNDRIES Inc. (GF) from the equity method to the cost method of accounting. Therefore, the users of the Company’s financial statements should consider the effect of the change to the cost method of accounting when comparing the current period to the periods in 2010.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarter and nine months ended October 1, 2011 consisted of 13 and 40 weeks, respectively. The quarter and nine months ended September 25, 2010 consisted of 13 and 39 weeks, respectively.

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

Following the GFS contribution and governance changes described above, the Company assessed its ability to exercise significant influence over GF and considered factors such as its representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of ownership by the Company in relation to ownership by the other shareholders. Based on the results of its assessment, the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, the Company changed its method of accounting for its ownership interest in GF from the equity method to the cost method of accounting. As of October 1, 2011, the Company’s investment balance in GF was $486 million.

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

As of October 1, 2011, the Company’s ownership interest in GF was 9.6% on a fully diluted basis and 11.2% on a voting basis. Subject to certain exceptions set forth in the Amended and Restated Shareholders’ Agreement, the Company currently has the right to designate one representative to the GF board of directors, and this right continues for two years following the date on which the Company’s ownership in GF, on a fully diluted basis, falls below 10%. Because the Company’s ownership in GF, on a fully diluted basis, fell below 10% in September 2011, as of September 2013, the Company will lose the right to designate one representative to the GF board of directors.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the third quarter of 2011 and for the nine months ended October 1, 2011 amounted to approximately $227 million and $648 million, respectively. In addition, during the first quarter of 2011, the Company incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which do not benefit the Company.

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

The Company currently estimates that it will pay GF between approximately $900 million to $1.0 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. The Company based its 2011 and 2012 estimated costs in part on its current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including its current expectations regarding demand for its products. In addition, the Company estimates that additional purchase obligations under the WSA in connection with research and development related to GF wafer production will be approximately $80 million in 2011. The Company is not able to meaningfully quantify or estimate its additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, the Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material under the WSA.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. Supplemental Balance Sheet Information

Accounts Receivable

	2011	2011
	October 1, 2011	December 25, 2010
	(In millions)
Accounts receivable	$911	$972
Allowance for doubtful accounts	(3)	(4)

Total accounts receivable, net	$908	$968

Inventories

	October 1, 2011	December 25, 2010
	(In millions)
Raw materials	$25	$28
Work in process	395	441
Finished goods	120	163

Total inventories, net	$540	$632

Property, Plant and Equipment

	October 1, 2011	December 25, 2010
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	542	540
Equipment	1,468	1,479
Construction in progress	81	29

	2,122	2,079
Accumulated depreciation and amortization	(1,425)	(1,379)

Total property, plant and equipment, net	$697	$700

Accrued Liabilities

	October 1, 2011	December 25, 2010
	(In millions)
Accrued compensation and benefits	$160	$218
Marketing programs and advertising expenses	219	245
Software technology and licenses payable	42	63
Other	169	172

Total accrued liabilities	$590	$698

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

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted income (loss) per share	$97	$(118)	$668	$96

Denominator - Weighted average shares
Denominator for basic net income (loss) per share	729	713	725	710
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	12	—	17	22

Denominator for diluted net income (loss) per share	741	713	742	732

Net income (loss) per share:
Basic	$0.13	$(0.17)	$0.92	$0.13
Diluted	$0.13	$(0.17)	$0.90	$0.13

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 53 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million were not included in the net income per share calculation for the third quarter of 2011 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 27 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net income per share calculation for the nine months ended October 1, 2011 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 65 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the third quarter of 2010 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 21 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net income per share calculation for the nine months ended September 25, 2010 because their inclusion would have been anti-dilutive.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions)
Net income (loss)	$97	$(118)	$668	$96
Net change in unrealized losses on available-for-sale securities, net of taxes of $0	—	(4)	—	(9)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes of $0	(8)	10	(9)	9
Cumulative translation adjustments, net of taxes of $0	—	(1)	—	(142)

Other comprehensive income (loss)	(8)	5	(9)	(142)

Total comprehensive income (loss)	$89	$(113)	$659	$(46)

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of October 1, 2011 and December 25, 2010 were as follows:

Fair Value
(In millions)
October 1, 2011
Classified as cash equivalents:
Money market funds	$362
Commercial paper	111

Total classified as cash equivalents	$473

Classified as current marketable securities:
Commercial paper	$952
Time deposits	185
Auction rate securities	45

Total classified as current marketable securities	$1,182

Classified as long-term marketable securities:
Money market funds	$29
Corporate bonds	21

Total classified as long-term marketable securities	$50

Classified as other assets:
Money market funds	$10

Total classified as other assets	$10

December 25, 2010
Classified as cash equivalents:
Money market funds	$405
Commercial paper	51

Total classified as cash equivalents	$456

Classified as current marketable securities:
Commercial paper	$983
Time deposits	135
Equity securities	8
Auction rate securities	57

Total classified as current marketable securities	$1,183

Classified as other assets:
Money market funds	$29
Equity securities	1

Total classified as other assets	$30

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The amortized costs of available-for-sale securities approximates the fair value for the periods presented. The unrealized losses during the third quarter and for the nine months ended October 1, 2011 were immaterial.

At October 1, 2011 and December 25, 2010, the Company had approximately $10 million and $29 million, respectively, of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized a gain of approximately $3 million on sales of available-for-sale securities of approximately $21 million during the nine months ended October 1, 2011. The gain includes approximately $1 million in other income (expense), net from redemption of auction rate securities (ARS) called at par for $8 million with a net carrying amount of $7 million during the third quarter of 2011. The carrying value of the Company’s remaining ARS holdings as of October 1, 2011 was $45 million (par value $52 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months. During the third quarter of 2011, the Company invested $50 million in long-term marketable securities, which the Company intends to hold greater than one year, and does not intend to use in current operations.

The Company realized net gains of $8 million on sales of available-for-sale securities during the nine months ended September 25, 2010.

All contractual maturities of the Company’s available-for-sale marketable debt securities at October 1, 2011 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have stated maturities of 1 to 2 years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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
	(In millions)
October 1, 2011
Assets
Classified as cash equivalents:
Money market funds	$362	$362	$—	$—
Commercial paper	111	—	111	—

Total classified as cash equivalents	$473	$362	$111	$—

Classified as current marketable securities:
Commercial paper	$952	$—	$952	$—
Time deposits	185	—	185	—
Auction rate securities	45	—	—	45

Total classified as current marketable securities	$1,182	$—	$1,137	$45

Classified as long-term marketable securities:
Money market funds	$29	$29	$—	$—
Corporate bonds	21	—	21	—

Total classified as long-term marketable securities	$50	$29	$21	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Total assets measured at fair value	$1,715	$401	$1,269	$45

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(7)	$—	$(7)	$—

Total liabilities measured at fair value	$(7)	$—	$(7)	$—

December 25, 2010
Assets
Classified as cash equivalents:
Money market funds	$405	$405	$—	$—
Commercial paper	51	—	51	—

Total classified as cash equivalents	$456	$405	$51	$—

Classified as current marketable securities:
Commercial paper	$983	$—	$983	$—
Time deposits	135	—	135	—
Equity securities	8	8	—	—
Auction rate securities	57	—	—	57

Total classified as current marketable securities	$1,183	$8	$1,118	$57

Classified as other assets:
Money market funds	$29	$29	$—	$—
Equity securities	1	1	—	—

Total classified as other assets	$30	$30	$—	$—

Total assets measured at fair value	$1,669	$443	$1,169	$57

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(3)	$—	$(3)	$—

Total liabilities measured at fair value	$(3)	$—	$(3)	$—

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

With the exception of its long-term debt and its investment in GF, the Company carries its financial instruments at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable securities and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 assets, all of which mature within two years, are valued using broker reports that utilize quoted market prices for similar instruments. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is no longer available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of October 1, 2011 and December 25, 2010, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS remained relatively flat as of October 1, 2011 when compared to the fair value as of December 25, 2010.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	October 1, 2011	September 25, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$52	$108	$1
Redemption at par	(8)	(43)	—
Gain (loss) included in net income (loss)	1	2	(1)
Change in fair value included in other comprehensive income (loss)	—	(3)	—

Ending balance	$45	$64	$—

	Nine Months Ended
	October 1, 2011	September 25, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$57	$159	$2
Redemption at par	(14)	(91)	—
Gain (loss) included in net income (loss)	2	3	(2)
Change in fair value included in other comprehensive income (loss)	—	(7)	—

Ending balance	$45	$64	$—

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	October 1, 2011		December 25, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(in millions)
Short-term debt (excluding capital leases)	$485	$489	$—	$—
Long-term debt (excluding capital leases)	$1,548	$1,625	$2,162	$2,326

The fair value of the Company’s long-term and short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company believes the fair value of its investment in GF approximates its carrying value. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 7. Income Taxes

The Company recorded an income tax benefit of $5 million in the third quarter of 2011 and an income tax provision of $1 million in the third quarter of 2010. The Company did not record any income tax provision for the nine months ended October 1, 2011 and recorded an income tax benefit of $4 million for the nine months ended September 25, 2010.

In the third quarter of 2011, the income tax benefit of $5 million was due to the reversal of $6 million of unrecognized tax benefits primarily due to a favorable audit resolution in a foreign jurisdiction, $1 million of U.S. tax benefits from the monetization U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits offset by $3 million of foreign taxes in profitable locations. In the third quarter of 2010, the income tax provision of $1 million was due to foreign taxes in profitable locations of $3 million offset by a discrete tax benefit of $2 million for an alternative minimum tax (AMT) net operating loss carryback in the U.S. The Company did not record any income tax provision in the first nine months of 2011 due to foreign taxes in profitable locations of $10 million offset by the reversal of $6 million of unrecognized tax benefits, $3 million of U.S. tax benefits from the monetization of U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits. The income tax benefit of $4 million recorded in the first nine months of 2010 was due to research and development tax credit monetization benefits, a tax benefit for an AMT net operating loss carryback in the U.S. and the reversal of unrecognized tax benefits, partially offset by foreign taxes in profitable locations.

As of October 1, 2011, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at October 1, 2011, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $10 million during the third quarter of 2011 primarily due to a favorable audit resolution in a foreign jurisdiction and fluctuations in foreign exchange rates. The total gross unrecognized tax benefits as of October 1, 2011 were approximately $68 million. The Company has now recognized $5 million of liabilities for unrecognized tax benefits as of October 1, 2011. The net impact on the effective tax rate for the decrease in gross unrecognized tax benefits in the third quarter of 2011 was a decrease of $6 million. There were no material changes to penalties in the third quarter of 2011. Accrued interest decreased by $2 million in the third quarter of 2011 associated with a favorable audit resolution in a foreign jurisdiction.

During the 12 months beginning October 2, 2011, the Company does not believe it is reasonably possible that its unrecognized tax benefits will materially change.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8. Debt

During the third quarter of 2011, the Company repurchased $150 million in aggregate principal amount of its 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes) in open market transactions for approximately $153 million, net of accrued interest of $2 million.

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

For the repurchase of its 6.00% Notes in the third quarter of 2011, the Company allocated $8 million of the $153 million cash payment to the equity component and reduced the carrying amount of the debt by $141 million. The Company recognized a $5 million net loss on its repurchases. As of October 1, 2011, the remaining carrying amount of the 6.00% Notes was approximately $591 million, net of debt discount of $39 million.

As of October 1, 2011, the Company reclassified the 5.75% Notes with a carrying amount of $485 million to current liabilities because the 5.75% Notes mature in the next 12 months.

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense and restructuring charges. The All Other category also includes the results of the Handheld business because the operating results of this business are immaterial.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
		(In millions)
Net revenue:
Computing Solutions	$1,286	$1,226	$3,693	$3,598
Graphics	403	390	1,183	1,239
All Other	1	2	1	8

Total net revenue	$1,690	$1,618	$4,877	$4,845

Operating income (loss):
Computing Solutions	$149	$164	$391	$438
Graphics	12	1	24	81
All Other	(23)	(37)	(118)	(84)

Total operating income	$138	$128	$297	$435

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions)
Cost of sales	$1	$1	$4	$3
Research and development	13	13	35	34
Marketing, general, and administrative	8	8	30	28

Stock-based compensation expense, net of tax of $0	$22	$22	$69	$65

For all of the periods presented above, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Expected volatility	57.86%	57.79%	53.15%	56.89%
Risk-free interest rate	0.58%	1.01%	1.21%	1.43%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.75	3.71	3.75	3.71

For the quarters ended October 1, 2011 and September 25, 2010, the Company granted 1,990,130 and 1,142,037 employee stock options, respectively, with weighted average grant date fair values of $2.68 and $2.75, respectively. For the nine months ended October 1, 2011 and September 25, 2010, the Company granted 6,614,227 and 3,972,278 employee stock options, respectively, with weighted average grant date fair values of $2.88 and $3.28, respectively. During the third quarter of 2011, the Company also granted 739,000 market and service-based options, with weighted average grant date fair values of $2.77.

Restricted Stock Units

For the quarters ended October 1, 2011 and September 25, 2010, the Company granted 1,469,772 and 567,795 restricted stock units, respectively, with weighted average grant date fair values of $6.50 and $6.56, respectively. For the nine months ended October 1, 2011 and September 25, 2010, the Company granted 12,427,171 and 11,006,141 restricted stock units, respectively, with weighted average grant date fair values of $7.49 and $8.63, respectively. During the third quarter of 2011, the Company also granted 287,000 market and service-based restricted stock units, with weighted average grant date fair values of $4.42.

Advanced Micro Devices, Inc.

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

The Company, along with Toppan Photomasks Germany GmbH, and GF guarantee AMTC’s rental obligations relating to a portion of the BAC facility. The Company’s portion of the guarantee corresponds with its exposure under the initial guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify the Company under certain circumstances if it is called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of October 1, 2011, the Company’s joint and several guarantee of the rental obligation was $1 million.

In addition, the Company and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event the Company is called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify the Company so long as certain conditions are met. The AMTC revolving credit facility and the Company’s related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended to up to 12 months. As of October 1, 2011, the amount outstanding under this loan was $30 million and the Company’s joint and several guarantee obligation was $15 million.

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

Changes in the Company’s potential liability for product warranty during the quarters and nine months ended October 1, 2011 and September 25, 2010 are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions)
Beginning Balance	$19	$21	$19	$16
New warranties issued during the period	10	7	27	25
Settlements during the period	(9)	(7)	(27)	(25)
Changes in liability for pre-existing warranties during the period, including expirations	—	(2)	1	3

Ending Balance	$20	$19	$20	$19

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products, when used for their intended purpose(s) and under specific conditions infringe the intellectual property rights of a third party, or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

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

The Company is a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material effect on its financial condition, results of operations, or cash flow.

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

During the first quarter of 2011, the Company reassessed its hedging needs related to its Euro foreign exchange contracts and liquidated its Euro currency forward contracts. As a result, during the nine months ended October 1, 2011, the Company recorded a gain of $6 million in other income (expense), net, in its condensed consolidated statement of operations. The Company may economically hedge any material Euro exposure it identifies in the future by entering into Euro currency forward contracts.

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

	September 25,	September 25,	September 25,	September 25,
	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive loss	$(8)	$—	$(9)	$(1)
Research and development	1	1	3	3
Marketing, general and administrative	1	1	2	2
Contracts not designated as hedging instruments
Other income (expense), net	$(4)	$16	$4	$(10)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	December 25,	December 25,
	October 1, 2011	December 25, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(5)	$1
Contracts not designated as hedging instruments	$(2)	$(4)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of October 1, 2011 and December 25, 2010, the notional value of the Company’s outstanding foreign currency forward contracts was $145 million and $302 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of October 1, 2011, the Company’s outstanding contracts were in a $7 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of October 1, 2011, the Company was not required to post any collateral.

NOTE 13. Subsequent Events

On November 3, 2011, the Company began the implementation of a restructuring plan (the Plan) to strengthen the Company’s competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The Plan primarily involves approximately 1,400 employees who either have been notified that their employment with the Company will be terminated or will be notified regarding the termination of their employment during the remainder of the fourth quarter of 2011 and the first quarter of 2012. The Plan also involves additional cost reduction actions that will take place during the remainder of the fourth quarter of 2011 and in 2012.

The Company currently estimates that it will record restructuring expense in the fourth quarter of 2011 of approximately $101 million. Of this amount, approximately $56 million is related to severance and costs of continuation of certain employee benefits, approximately $44 million is related to contract or program termination costs and approximately $1 million is related to asset impairments. Of the total fourth quarter of 2011 restructuring expense, approximately $56 million will be cash expenditures in the fourth quarter of 2011, $29 million will be future cash expenditures in 2012 and $15 million will be future cash expenditures in 2013.

In addition, the Company currently estimates that it will record restructuring expense in 2012 of approximately $4 million. Of this amount, approximately $3 million is related to severance and costs of continuation of certain employee benefits and approximately $1 million is related to facility site closures, substantially all of which the Company expects to pay in 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; manufacturing yields at GF and constrained supply of products from GF; the 2011 restructuring plan, including the timing of actions in connection with the plan and anticipated restructuring charges, cash expenditures, operational savings, our intention to reinvest these savings and the recapture of certain foreign tax holiday benefits as a result of the implementation of the restructuring plan; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities in the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations over the next twelve months; our gross margins; our dependence on a small number of customers; the extension of the agreements under the AMTC and BAC guarantees; and our hedging strategy. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities in 2012 and beyond; that we may be unable to realize the anticipated benefits of our fabless business model or our relationship with GF because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

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

For purposes of the following discussion, Llano APUs that are used in platforms for mobile devices are codenamed “Sabine,” and Llano APUs that are used in platforms for desktop PCs are codenamed “Lynx.”

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and nine months ended October 1, 2011 compared to the quarter ended July 2, 2011 and the quarter and nine months ended September 25, 2010, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. References in this report to “us,” “our” or “AMD,” include these consolidated operating results.

We continued to experience strong customer demand for our AMD Fusion family of accelerated processing unit (APU) products during the third quarter of 2011. As a result, over 90% of the processors for mobile devices that we shipped in the third quarter of 2011 consisted of APU products. We made progress towards improving our competitive position in our server business by commencing revenue shipments of our AMD OpteronTM 6200 Series server processors, codenamed Interlagos, at the end of the third quarter of 2011.

We also experienced challenges during the third quarter of 2011, particularly related to supply shortages of certain microprocessor products manufactured using the 32nm and 45nm technology nodes, which adversely impacted our ability to fulfill customer demand. Specifically, GLOBALFOUNDRIES Inc. (GF) experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of AMD Fusion A-series APUs, codenamed Llano, to us. We also experienced supply constraints for our 45nm microprocessor products due to complexities related to the use of common tools across both the 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products. We continue to work closely with our foundry partner to improve yields. However, we expect that during the fourth quarter of 2011, we will continue to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products, and therefore, we expect that we will continue to experience some supply constraints for our 45nm microprocessor products during the fourth quarter of 2011, which would have an unfavorable impact on gross margin.

Net revenue in the third quarter of 2011 was $1.69 billion, a 4% increase compared to the third quarter of 2010 and a 7% increase compared to the second quarter of 2011. Gross margin, as a percentage of net revenue, for the third quarter of 2011 was 45%, a decrease of 1% from the third quarter of 2010 and the second quarter of 2011. Although we were profitable in the third quarter of 2011, net revenue and gross margin in the third quarter of 2011 were adversely impacted by the supply constraints referenced above. During the third quarter of 2011, operating expenses were $610 million, a 3% increase compared to the third quarter of 2010 and flat compared to the second quarter of 2011. Net cash provided by operating activities during the third quarter of 2011 was $189 million, and we generated non-GAAP adjusted free cash flow during the third quarter of 2011 of $131 million. See the “Financial Condition—Liquidity” section below for more detail. Cash, cash equivalents and marketable securities, including the long-term portion, as of October 1, 2011 totaled $1.9 billion, an increase of $68 million compared to December 25, 2010. During the third quarter of 2011, we repurchased $150 million in aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) in open market transactions for approximately $153 million, net of accrued interest of $2 million. Long-term debt, including the current portion, as of October 1, 2011 of $2 billion decreased by $129 million compared to December 25, 2010.

On April 2, 2011, we amended the Wafer Supply Agreement (WSA) with GF. Pursuant to the WSA, we currently purchase all of our microprocessor unit product requirements from GF, except APUs used in the Brazos platform. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. The pricing methodology set forth in the amended WSA applied to wafer purchases during the first nine months of 2011.

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

Management believes there have been no significant changes during the quarter and nine months ended October 1, 2011, to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 25, 2010.

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt ASU 2011-05 during the first quarter of 2012. The adoption of this standard will only impact the presentation format of our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (revised topic). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this standard will not materially impact our consolidated financial statements.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), equity income (loss) and dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We use the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors; and

•

the Graphics segment, which includes graphics, video and multimedia products as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense and restructuring charges. The All Other category also includes the results of our Handheld business because the operating results of this business are immaterial.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended October 1, 2011, September 25, 2010 and July 2, 2011 consisted of 13 weeks each. The nine months ended October 1, 2011 and September 25, 2010 consisted of 40 and 39 weeks, respectively.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended			Nine Months Ended
	October 1, 2011	July 2, 2011	September 25, 2010	October 1, 2011	September 25, 2010
			(In millions)
Net revenue:
Computing Solutions	$1,286	$1,207	$1,226	$3,693	$3,598
Graphics	403	367	390	1,183	1,239
All Other	1	—	2	1	8

Total net revenue	$1,690	$1,574	$1,618	$4,877	$4,845

Operating income (loss):
Computing Solutions	$149	$142	$164	$391	$438
Graphics	12	(7)	1	24	81
All Other	(23)	(30)	(37)	(118)	(84)

Total operating income	$138	$105	$128	$297	$435

Computing Solutions

Computing Solutions net revenue of $1,286 million in the third quarter of 2011 increased by 5% compared to net revenue of $1,226 million in the third quarter of 2010. The increase was primarily due to a 23% increase in overall unit shipments, partially offset by a 15% decrease in average selling price. The increase in the overall unit shipments was attributable to an increase in unit shipments of our APU products for mobile devices as well as our chipset products. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. However, the increase in microprocessor unit shipments was limited by supply constraints with respect to certain microprocessor products manufactured using the 32nm and 45nm technology nodes. Chipset unit shipments increased primarily due to an increase in overall unit shipments of our microprocessor products. The decrease in overall average selling price was primarily attributable to a shift in our product mix to lower end microprocessor products for servers and a higher mix of sales of our lower priced Brazos APU platforms. In addition, the overall average selling price decreased due to competitive market conditions.

Computing Solutions net revenue of $1,286 million in the third quarter of 2011 increased by 6% compared to $1,207 million in the second quarter of 2011. The increase was primarily due to a 5% increase in average selling price and a 2% increase in unit shipments. The increase in the overall average selling price was primarily attributable to an increase in average selling price of our microprocessor products for servers and desktop PCs. Average selling price of our microprocessors for servers increased due to product mix and shipments of our newly launched AMD OpteronTM 6200 Series server processors, which commenced towards the end of the third quarter of 2011. Average selling price of our microprocessors for desktop PCs increased due to product mix. The increase in overall unit shipments was primarily attributable to an increase in unit shipments of our APUs for mobile devices. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. However, the increase in microprocessor unit shipments was limited by supply constraints with respect to certain microprocessor products manufactured using the 32nm and 45nm technology nodes.

Computing Solutions net revenue of $3,693 million for the first nine months of 2011 increased by 3% compared to $3,598 million for the first nine months of 2010. The increase was primarily due to an 18% increase in unit shipments, partially offset by a 13% decrease in average selling price. The increase in overall unit shipments was primarily attributable to an increase in unit shipments of our microprocessors for mobile devices as well as our chipset products. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Sabine APU platforms. However, the increase in microprocessor unit shipments was limited by supply constraints with respect to certain microprocessor products manufactured using the 32nm and 45nm technology nodes. Chipset unit shipments increased as customers increasingly adopted AMD chipsets with our microprocessor products. The decrease in average selling price was primarily attributable to a shift in our product mix to lower end microprocessor products for servers and a higher mix of sales of our lower priced Brazos APU platforms. In addition, the overall average selling price decreased due to competitive market conditions.

Computing Solutions operating income was $149 million in the third quarter of 2011 compared to $164 million in the third quarter of 2010. The decline in operating income was primarily due to a $60 million increase in cost of sales, a $7 million increase in research and development expenses and a $6 million increase in marketing, general and administrative expenses, partially offset by the increase in net revenue referenced above. Cost of sales increased primarily due to higher microprocessor and chipsets unit shipments. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating income was $149 million in the third quarter of 2011 compared to $142 million in the second quarter of 2011. The improvement in operating income was primarily due to an increase in net revenue referenced above, partially offset by a $59 million increase in cost of sales and a $9 million increase in marketing, general and administrative expenses. Cost of sales increased primarily due to higher microprocessor and chipsets unit shipments. Marketing, general and administrative expenses increased for the reasons described under “Expenses” below.

Computing Solutions operating income was $391 million in the first nine months of 2011 compared to $438 million in the first nine months of 2010. The decline in operating income was primarily due to a $52 million increase in marketing, general and administrative expenses, a $47 million increase in cost of sales, and a $43 million increase in research and development expenses, partially offset by the increase in net revenue referenced above. Marketing, general and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses,” below. Cost of sales increased primarily due to higher microprocessor and chipsets unit shipments.

Graphics

Graphics net revenue of $403 million in the third quarter of 2011 increased by 4% compared to net revenue of $390 million in the third quarter of 2010. The increase was primarily due to a 3% increase in net revenue from sales of GPU products due to an increase in GPU average selling price driven by product mix. GPU unit shipments were flat in the third quarter of 2011 compared to the third quarter of 2010.

Graphics net revenue of $403 million in the third quarter of 2011 increased by 10% compared to net revenue of $367 million in the second quarter of 2011. The increase was primarily due to a 10% increase in net revenue from sales of GPU products primarily resulting from an increase in unit shipments and average selling price. Unit shipments increased due to seasonally higher demand, and GPU average selling price increased primarily due to higher average selling price for our graphics add-in board channel products.

Graphics net revenue of $1,183 million in the first nine months of 2011 decreased by 4% compared to net revenue of $1,239 million in the first nine months of 2010. The decrease was primarily due to a 5% decrease in net revenue from sales of GPU products primarily resulting from a shift in product mix of GPU products.

Graphics operating income was $12 million in the third quarter of 2011 compared to $1 million in the third quarter of 2010. The improvement in operating income was primarily due to the increase in net revenue from sales of GPU products referenced above and a $5 million decrease in research and development expenses, partially offset by an $8 million increase in marketing, general and administrative expenses. Research and development expenses decreased and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales was flat.

Graphics operating income was $12 million in the third quarter of 2011 compared to an operating loss of $7 million in the second quarter of 2011. The improvement in operating results was primarily due to the increase in net revenue from sales of GPU products referenced above and an $11 million decrease in research and development expenses, partially offset by a $27 million increase in cost of sales. Research and development expenses decreased for the reasons set forth under “Expenses,” below. The increase in cost of sales was primarily due to higher GPU shipments, partially offset by lower manufacturing costs.

Graphics operating income was $24 million in the first nine months of 2011 compared to $81 million in the first nine months of 2010. The decline in operating income was primarily due to the decrease in net revenue from sales of GPU products referenced above and a $17 million increase in marketing, general and administrative expenses, partially offset by a $15 million decrease in cost of sales. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. The decrease in cost of sales was primarily due to lower manufacturing costs.

All Other

We had immaterial revenue in the All Other category during the third quarter and the first nine months of 2011. All Other revenue continues to decline because we no longer develop new Handheld products.

All Other operating loss of $23 million in the third quarter of 2011 included stock-based compensation expense of $22 million and $8 million related to amortization of acquired intangible assets.

All Other operating loss of $118 million in the first nine months of 2011 included stock-based compensation expense of $69 million, a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets which do not benefit us and $26 million related to amortization of acquired intangible assets.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Equity Income (Loss) and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for the periods presented:

	Quarter Ended			Nine Months Ended
	October 1, 2011	July 2, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions except for percentages)
Cost of sales	$934	$854	$879	$2,710	$2,627
Gross margin	756	720	739	2,167	2,218
Gross margin percentage	45%	46%	46%	44%	46%
Research and development	361	367	359	1,095	1,053
Marketing, general and administrative	249	239	236	749	684
Amortization of acquired intangible assets	8	9	16	26	50
Restructuring reversals	—	—	—	—	(4)
Interest income	3	2	3	8	9
Interest expense	(42)	(47)	(56)	(137)	(160)
Other income (expense), net	(7)	4	(6)	8	297
Provision (benefit) for income taxes	(5)	3	1	—	(4)
Equity income (loss) and dilution gain in investee, net	$—	$—	$(186)	$492	$(489)

Gross Margin

Gross margin as a percentage of net revenue was 45% in the third quarter of 2011 compared to 46% in the third quarter of 2010. The decline in gross margin was primarily attributable to a lower supply of microprocessor products manufactured using the 45nm technology node, an unfavorable mix in supply of microprocessor products manufactured using the 32nm technology node and a decline in unit shipments and average selling price for our microprocessor products for servers.

Gross margin as a percentage of net revenue was 45% in the third quarter of 2011 compared to 46% in the second quarter of 2011. The decline in gross margin was primarily due to lower supply of microprocessor products manufactured using the 45nm technology node, an unfavorable mix in supply of higher average selling price and higher margin microprocessor products manufactured using the 32nm technology node and an increase of unit shipments of our GPU products relative to our Computing Solutions products; our GPU products have lower gross margins than the products in our Computing Solutions group.

Gross margin as a percentage of net revenue was 44% in the first nine months of 2011 compared to 46% in the first nine months of 2010. Gross margin in the first nine months of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Gross margin in the first nine months of 2010 included a $69 million benefit related to the deconsolidation of GF. Absent the effects of the events as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in the first nine months of 2011 compared to 44% in the first nine months of 2010. The improvement in gross margin, as adjusted for the factors described above, was primarily due to an increase in unit shipments of our margin accretive APU platforms.

Expenses

Research and Development Expenses

Research and development expenses of $361 million in the third quarter of 2011 were relatively flat compared to $359 million in the third quarter of 2010. A $7 million increase in research and development expenses attributable to our Computing Solutions segment was partially offset by a $5 million decrease in research and development expenses attributable to our Graphics segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $19 million increase in product engineering and design costs related to future products, partially offset by a $7 million decrease in other employee compensation and benefit expense and a $5 million decrease in manufacturing process technology expenses primarily related to GF. The decrease in research and development expenses attributable to our Graphics segment was primarily due to a $3 million decrease in other employee compensation and benefit expense and a $2 million decrease in product engineering and design costs related to future products.

Research and development expenses of $361 million in the third quarter of 2011 decreased by $6 million compared to $367 million in the second quarter of 2011. The decrease was primarily due to an $11 million decrease in research and development expenses attributable to our Graphics segment because of lower product engineering and design costs primarily due to lower material use in the third quarter of 2011.

         Research and development expenses of $1,095 million in the first nine months of 2011 increased by $42 million compared to $1,053 million in the first nine months of 2010. The increase was primarily due to a $43 million increase in research and development expenses attributable to our Computing Solutions segment primarily as a result of a $70 million increase in product engineering and design costs primarily due to an extra week of operations and an increase in labor cost primarily due to increased headcount in the first nine months of 2011, partially offset by a $24 million decrease in other employee compensation and benefit expense.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $249 million in the third quarter of 2011 increased by $13 million compared to $236 million in the third quarter of 2010. This increase was primarily due to an $8 million increase in marketing, general and administrative expenses attributable to our Graphics segment and $6 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to a $7 million increase in sales and marketing activities. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $10 million increase in other general and administrative expenses, partially offset by a $4 million decrease in other employee compensation and benefit expense.

Marketing, general and administrative expenses of $249 million in the third quarter of 2011 increased by $10 million compared to $239 million in the second quarter of 2011. The increase was primarily due to a $9 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment as a result of an $8 million increase in sales and marketing expenses and a $4 million increase in general and administrative expenses, partially offset by a $3 million decrease in other employee compensation and benefit expense.

Marketing, general and administrative expenses of $749 million in the first nine months of 2011 increased by $65 million, compared to $684 million in the first nine months of 2010. The increase was primarily due to a $52 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $17 million increase in marketing, general and administrative expenses attributable to our Graphics segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to an extra week of operations in the first nine months of 2011, a $53 million increase in sales and marketing expenses and a $9 million increase in other general and administrative expenses, partially offset by a $10 million decrease in other employee compensation and benefit expense. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to an extra week of operations in the first nine months of 2011, an $18 million increase in sales and marketing expenses and a $4 million increase in other general and administrative expenses, partially offset by a $5 million decrease in other employee compensation and benefit expense.

Interest Expense

Interest expense of $42 million in the third quarter of 2011 decreased from $56 million in the third quarter of 2010 primarily due to a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $8 million in interest expense, and a reversal of interest expense of $2 million in the third quarter of 2011 subsequent to the conclusion of a tax audit in Germany.

Interest expense of $42 million in the third quarter of 2011 decreased from $47 million in the second quarter of 2011 primarily due to a reversal of interest expense of $2 million in the third quarter of 2011 subsequent to the conclusion of a tax audit in Germany and a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $2 million in interest expense.

Interest expense of $137 million in the first nine months of 2011 decreased from $160 million in the first nine months of 2010 primarily due to a net reduction in the principal amount of our outstanding debt, resulting in a net decrease of $16 million in interest expense.

Other Income (Expense), Net

Other expense, net was $7 million in the third quarter of 2011 compared to other expense, net of $6 million in the third quarter of 2010. In the third quarter of 2011, we recognized a $5 million loss related to our repurchase of $150 million principal amount of our 6.00% Notes and a $2 million loss related to foreign currency exchange fluctuations. In the third quarter of 2010, we recognized a $24 million loss related to our repurchase of $800 million principal amount of our 6.00% Notes, partially offset by a $17 million gain due to foreign currency exchange rate fluctuations.

Other expense, net was $7 million in the third quarter of 2011 compared to other income, net of $4 million in the second quarter of 2011. In the third quarter of 2011, we recognized a $5 million loss related to our repurchase of $150 million principal amount of our 6.00% Notes and a $2 million loss related to foreign currency exchange fluctuations.

Other income, net of $8 million in the first nine months of 2011 decreased from other income, net of $297 million in the first nine months of 2010. In the first nine months of 2011, we recognized an $8 million gain related to foreign currency exchange fluctuations, offset by a $5 million loss related to our repurchase of $150 million principal amount of our 6.00% Notes. In the first nine months of 2010, we recognized a non-cash gain related to the deconsolidation of GF of approximately $325 million and a gain of $7 million from the sale of marketable equity securities, partially offset by a loss of $24 million related to our repurchase of $1,016 million principal amount of our 6.00% Notes and a $10 million loss related to foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax benefit of $5 million in the third quarter of 2011 due to the reversal of $6 million of unrecognized tax benefits primarily due to a favorable audit resolution in a foreign jurisdiction, $1 million of U.S. tax benefits from the monetization U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits, offset by $3 million of foreign taxes in profitable locations. We did not record any income tax provision in the first nine months of 2011 due to foreign taxes in profitable locations of $10 million, offset by the reversal of $6 million of unrecognized tax benefits, $3 million of U.S. tax benefits from the monetization of U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits.

In the third quarter of 2010, we recorded an income tax provision of $1 million due to foreign taxes in profitable locations of $3 million offset by a discrete tax benefit of $2 million for an alternative minimum tax (AMT) net operating loss carryback in the U.S. For the nine months ended September 25, 2010, we recorded an income tax benefit of $4 million income due to research and development tax credit monetization benefits, a tax benefit for an AMT net operating loss carryback in the U.S. and the reversal of unrecognized tax benefits, partially offset by foreign taxes in profitable locations.

As of October 1, 2011, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of October 1, 2011, in management’s judgment, is not more likely than not to be achieved.

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

Following the GFS contribution and governance changes described above, we assessed our ability to exercise significant influence over GF and considered factors such as our representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency and the extent of ownership by us in relation to ownership by the other shareholders. Based on the results of our assessment, we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting. As of October 1, 2011, our investment balance in GF was $486 million.

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

As of October 1, 2011, our ownership interest in GF was 9.6% on a fully diluted basis and 11.2% on a voting basis. Subject to certain exceptions set forth in the Amended and Restated Shareholders’ Agreement, we currently have the right to designate one representative to the GF board of directors, and this right continues for two years following the date on which our ownership in GF, on a fully diluted basis, falls below 10%. Because our ownership in GF, on a fully diluted basis, fell below 10% in September 2011, as of September 2013, we will lose the right to designate one representative to the GF board of directors.

GF is a related party of AMD. Our total purchases from GF related to wafer manufacturing and research and development activities during the third quarter of 2011 and for the nine months ended October 1, 2011, amounted to approximately $227 million and $648 million, respectively. In addition, during the first quarter of 2011, we incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which do not benefit us.

The losses that we recognized for the third quarter and nine months ended September 25, 2010 represent our share of the operating losses of GF under equity method of accounting, offset by certain dilution gains.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Nine Months Ended
	October 1, 2011	July 2, 2011	September 25, 2010	October 1, 2011	September 25, 2010
	(In millions)
Cost of sales	$1	$2	$1	$4	$3
Research and development	13	10	13	35	34
Marketing, general, and administrative	8	8	8	30	28

Stock-based compensation expense, net of tax of $0	$22	$20	$22	$69	$65

For all of the periods presented above, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $22 million in the third quarter of 2011 was flat compared to the third quarter of 2010.

Stock-based compensation expense of $22 million in the third quarter of 2011 increased by $2 million as compared to $20 million in the second quarter of 2011. The increase in expense was primarily due to a full quarter of recognized expense related to the annual grant of stock options and restricted stock units granted to our employees in the third quarter of 2011 as compared to a partial month of recognized expense in the second quarter of 2011.

Stock-based compensation expense of $69 million in the first nine months of 2011 increased by $4 million as compared to $65 million in the first nine months of 2010. This increase in expense was primarily due to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, and a higher number of employee stock options and restricted stock units granted in the first nine months of 2011 compared to the first nine months of 2010.

2011 Restructuring Plan

On November 3, 2011, we began the implementation of a restructuring plan (the Plan) to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The Plan primarily involves approximately 1,400 employees who either have been notified that their employment with AMD will be terminated or will be notified regarding the termination of their employment during the remainder of the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The Plan also involves additional cost reduction actions that will take place during the remainder of the fourth quarter of fiscal 2011 and in fiscal 2012.

We currently estimate that we will record restructuring expense in the fourth quarter of 2011 of approximately $101 million. Of this amount, approximately $56 million is related to severance and costs of continuation of certain employee benefits, approximately $44 million is related to contract or program termination costs and approximately $1 million is related to asset impairments. Of the total fourth quarter of 2011 restructuring expense, approximately $56 million will be cash expenditures in the fourth quarter of 2011, $29 million will be future cash expenditures in 2012 and $15 million will be future cash expenditures in 2013.

In addition, we currently estimate that we will record restructuring expense in 2012 of approximately $4 million. Of this amount, approximately $3 million is related to severance and costs of continuation of certain employee benefits and approximately $1 million is related to facility site closures, substantially all of which we expect to pay in 2012.

We believe the Plan will result in operational savings, primarily in operating expenses, of approximately $10 million in the fourth quarter of 2011 and $118 million in 2012. We expect to reinvest a significant portion of these savings to fund initiatives designed to accelerate our strategies for lower power, emerging markets and the cloud.

As a result of the worldwide workforce reduction, we may be subject to the recapture of certain foreign tax holiday benefits that we previously realized. We are currently evaluating the extent, if any, of such benefits recapture.

International Sales

International sales as a percentage of net revenue were 93% in the third quarter of 2011, 95% in the second quarter of 2011 and 87% in the third quarter of 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of October 1, 2011, our cash, cash equivalents and marketable securities of $1.8 billion increased by $18 million compared to December 25, 2010. See “Financial Condition—Operating Activities,” “Financial Condition—Financing Activities,” and “Financial Condition—Investing Activities” below, for additional information.

During the third quarter of 2011, we invested $50 million in long-term marketable securities, which we intend to hold greater than one year, and do not intend to use in current operations. Our long-term marketable securities invested in corporate bonds have stated maturities of 1 to 2 years.

Our debt and capital lease obligations as of October 1, 2011 were $2 billion, which reflected a debt discount adjustment of $82 million on our 6.00% Notes and 8.125% Senior Notes due 2017 (8.125% Notes). As of October 1, 2011, we reclassified the remaining the 5.75% Convertible Senior Notes due 2012 (5.75% Notes) with a carrying amount of $485 million to current liabilities because the 5.75% Notes mature in the next 12 months.

For the nine months ended October 1, 2011, our non-GAAP adjusted free cash flow was $428 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash provided by operating activities for the nine months ended October 1, 2011 of $195 million and adding an amount of $396 million, which represents payments made by certain of our distributor customers during the nine months ended October 1, 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties. We terminated these agreements in February 2011, and did not make any adjustments to GAAP net cash provided by operating activities related to our former financing arrangement with the IBM Parties during the third quarter of 2011 because there were no outstanding invoices. We adjusted the resulting amount of $591 million by subtracting capital expenditures, which were $163 million for the nine months ended October 1, 2011. Compared to our non-GAAP adjusted free cash flow of $344 million in the nine months ended September 25, 2010, the increase in our non-GAAP adjusted free cash flow for the nine months ended October 1, 2011 was attributable to a higher cash flow from operating activities, which increased by $394 million, partially offset by an increase of $53 million in capital expenditures and a decrease of $257 million in payments made by our distributor customers to the IBM Parties in the nine months ended October 1, 2011 as compared to the nine months ended September 25, 2010.

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

Generally, under GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flow. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties was more reflective of the economic substance of the financing arrangement with the IBM Parties. We calculate and communicate adjusted free cash flow because our management believes it is important for investors to understand the nature of these cash flows. Our calculation of adjusted free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities. Commencing in the third quarter of 2011, we no longer make the adjustment for distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

We believe that cash, cash equivalents and marketable securities balances as of October 1, 2011, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures, over the next twelve months.

We believe that in the event we require additional funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past and may in the future adversely impact our business. We cannot assure you that conditions will improve, and they could worsen. If market conditions do not improve or deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Auction Rate Securities (ARS)

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected, and since February 2008, auctions for these securities failed to settle on their respective settlement dates. However, there have been no defaults on these securities, and we have received all interest payments as they became due.

As of October 1, 2011, the par value of our ARS was $52 million, with an estimated fair value of $45 million. Total ARS, at fair value, represented 3% of our total investment portfolio as of October 1, 2011.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of October 1, 2011. We have the intent and believe we have the ability to sell these securities within the next 12 months.

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

This settlement encompassed all patent litigation and disputes between the parties. At the time we entered into the Agreement, we did not have, and we currently do not have, any future obligations that we are required to perform in order to earn this settlement payment. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2010.

Operating Activities

Net cash provided by operating activities was $195 million in the first nine months of 2011. Net income of $668 million was adjusted for non-cash charges consisting primarily of $247 million of depreciation and amortization expense, $69 million of stock-based compensation expense and $16 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at October 1, 2011 compared to December 25, 2010 included an increase in accounts receivable of $337 million, which included the non-cash impact of our former financing arrangement with the IBM Parties. During the first nine months of 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to this arrangement. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $59 million. This decrease was primarily due to the timing of sales and collections during the first nine months of 2011. During the first nine months of 2011, accounts payable to GF decreased by $54 million due to the timing of payments and a reduction in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities, and other decreased by $57 million primarily due to a $58 million decrease in accrued compensation and benefits, technology license payments of $39 million, net of new licenses, and a decrease in marketing accruals of $26 million, partially offset by the timing of payments. Prepaid expenses and other current assets decreased by $42 million primarily due to the receipt of a settlement payment from Samsung of $58 million, which was previously recorded as an other receivable in other current assets.

Net cash used in operating activities was $199 million in the first nine months of 2010. Net income of $96 million was adjusted for non-cash charges consisting primarily of $489 million from the application of the equity method of accounting for our investment in GF, $294 million of depreciation and amortization expense, $65 million of stock-based compensation expense, $25 million of interest expense related to our 6.00% Notes and 8.125% Notes and a $24 million net loss primarily related to our repurchase of an aggregate of $1,016 million principal amount of our 6.00% Notes for $1,011 million in cash. These charges were partially offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, amortization of foreign grants of $9 million and a net gain of $8 million from the sale of marketable securities. The net changes in operating assets at September 25, 2010 compared to December 26, 2009 included an increase in accounts receivable of $673 million, which included the non-cash impact of our financing arrangements with the IBM Parties. During the first nine months of 2010, the IBM Parties collected approximately $653 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable increased $20 million. This increase was primarily due to the timing of sales and collections during the first nine months of 2010. Excluding the effects of the deconsolidation of GF, there was also a decrease in accounts payable, accrued liabilities and other of $125 million, primarily due to the timing of technology license payments and restructuring payments. Accounts payable to GF increased by $66 million due to the timing of payments during the first nine months of 2010.

Investing Activities

Net cash used in investing activities was $210 million in the first nine months of 2011. We had a net cash outflow of $147 million for the purchase and sale of property, plant and equipment, a net cash outflow of $46 million for the purchase, sale and maturity of available-for-sale securities, and payments of $17 million for professional services related to the contribution of GFS to GF.

Net cash used in investing activities was $1,020 million in the first nine months of 2010. The cash flow effect of the deconsolidation of GF was $904 million, which constituted GF’s cash and cash equivalents. In addition, we had a net cash outflow of $109 million for the purchase and sale of property, plant and equipment and a net cash outflow of $99 million from the purchase, sale and maturity of available-for-sale securities. The net cash outflows were partially offset by a cash inflow of $69 million from the sale of trading securities.

Financing Activities

Net cash provided by financing activities was $34 million in the first nine months of 2011 primarily as a result of proceeds of $170 million from our former financing arrangement with the IBM Parties and $17 million from the exercise of employee stock options, offset by repayments of debt and capital lease obligations of $158 million.

Net cash provided by financing activities was $182 million in the first nine months of 2010 primarily as a result of proceeds of $689 million from our financing arrangements with the IBM Parties, $490 million from the sale and issuance of $500 million aggregate principal amount of the 7.75% Notes, $45 million from a revolving credit facility entered into between our subsidiary, AMD Products (China) Co. Ltd, and China Merchant Bank (AMD China Revolving Credit Line), $11 million from a grant from the Canadian government for research and development activities related to our AMD Fusion products and $9 million from the exercise of employee stock options. These amounts were partially offset by payments of $1,011 million to repurchase $1,016 million aggregate principal amount of our 6.00% Notes and $45 million to the lender under the AMD China Revolving Credit Line.

During the first nine months of 2011 and 2010, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of October 1, 2011, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016 and beyond
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$—	$485	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	630	—	—	—	—	630	—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	27	—	6	19	1	—	1
Aggregate interest obligation (2)	760	36	136	117	117	95	259
Capital lease obligations (3)	31	1	5	6	6	6	7
Operating leases	176	10	34	30	27	23	52
Purchase Obligations (4)	339	199	75	34	18	13	—

Total contractual obligations	$3,448	$246	$741	$206	$169	$767	$1,319

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
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

As of October 1, 2011, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million. We reclassified this amount to current liabilities because the 5.75% Notes mature in the next 12 months.

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

In 2008, we repurchased $60 million in aggregate principal amount of our 6.00% Notes for $21 million. In 2009, we repurchased $344 million in aggregate principal amount of our 6.00% Notes for $161 million. In 2010, we repurchased $1,016 million in aggregate principal amount our 6.00% Notes for $1,011 million. During the third quarter of 2011 and for the nine months ended October 1, 2011, we repurchased $150 million in aggregate principal amount of our 6.00% Notes in open market transactions for $153 million, net of accrued interest of $2 million.

As of October 1, 2011, the outstanding aggregate principal amount of our 6.00% Notes was $630 million and the remaining carrying value was approximately $591 million, net of debt discount of $39 million.

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

As of October 1, 2011, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $457 million, net of debt discount of $43 million.

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

As of October 1, 2011, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $7 million related to employee benefit obligations, the majority of which will be paid through 2013 and $20 million of payments due under certain software and technology licenses that will be paid through 2014.

Other long-term liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of October 1, 2011, primarily consisted of $20 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $5 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet at October 1, 2011. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of October 1, 2011, we had aggregate outstanding capital lease obligations of $26 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of October 1, 2011 were $176 million, of which $4 million is accrued as a liability for certain facilities that were included in our 2008 restructuring plans. These payments will be made through 2012.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. Total non-cancelable purchase obligations as of October 1, 2011, excluding those to GF under the WSA, were $339 million.

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

We currently estimate that we will pay GF between approximately $900 million to $1.0 billion in 2011 and $1.5 to $1.9 billion in 2012 for wafer purchases under the WSA, as amended. We based our 2011 and 2012 estimated costs in part on our current expectations regarding GF’s manufacturing yields and wafer volumes. These costs could increase or decrease as a result of variations in those yields and several other factors including our current expectations regarding demand for our products. In addition, we estimate that additional purchase obligations under the WSA in connection with research and development related to GF wafer production will be approximately $80 million in 2011. We are not able to meaningfully quantify or estimate our additional purchase obligations in connection with research and development related to GF wafer production for 2012. In addition, we are not able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material under the WSA.

Receivable Financing Arrangement

In the first nine months of 2011, we received proceeds of approximately $170 million from the sale of accounts receivable under the receivable financing arrangement with the IBM Parties. During this period, the IBM Parties collected approximately $396 million from our distributor customers participating in the financing arrangement. We terminated these agreements in February 2011. During the third quarter of 2011, there were no outstanding invoices related to this financing arrangement. Accordingly, we did not make any adjustments for the distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow, and do not plan to do so in the future.

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

We, along with Toppan Photomasks Germany GmbH and GF, guarantee AMTC’s rental obligations relating to a portion of the BAC facility. Our portion of the guarantee corresponds with our exposure under the guarantee agreement and is made on a joint and several basis with GF. GF has separately agreed to indemnify us under certain circumstances if we are called upon to make any payments under the AMTC rental contract guarantee. AMTC’s rental obligation and the rental contract guarantee both terminate in June 2012. However, both the rental and guarantee agreements may be extended. Management cannot currently estimate if or by how long these agreements may be extended. As of October 1, 2011, our joint and several guarantee of the rental obligation was $1 million.

In addition, we and GF are joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In the event we are called upon to make any payments under the guarantee agreement, GF has separately agreed to indemnify us so long as certain conditions are met. The AMTC revolving credit facility and our related guarantee obligations terminate in December 2011. However, the credit facility and guarantee agreement may be extended to up to 12 months. As of October 1, 2011, the amount outstanding under this loan was $30 million and our joint and several guarantee obligation was $15 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 25, 2010. During the first quarter of 2011, we reassessed our hedging policy related to our Euro foreign exchange contracts in connection with the amendment of our WSA with GF. The primary effect of the amendment was to change the pricing methodology applicable to silicon wafers delivered in 2011 for our microprocessor, including APU, products. Because our payments to GF for purchases in 2011 are based on the U.S. dollar, we are no longer exposed to direct or indirect fluctuations in the Euro. As a result, we liquidated our Euro currency forward contracts and recorded a gain of $6 million in other income (expense), net, in our condensed consolidated statement of operations. However, in 2012, when we will resume compensating GF on a cost-plus basis to manufacture the wafers for our microprocessor, including APU, products, we may economically hedge any material Euro exposure we identify in the future by entering into Euro currency forward contracts.

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

As of October 1, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended April 2, 2011 and July 2, 2011.

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

The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.

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

With the introduction of our APU products, computer manufacturers have increasingly selected APUs for their AMD product-based solutions, particularly for notebook PCs, because the APU platforms cost less than the combined cost of a legacy microprocessor, discrete graphics card and chipset, while offering comparable performance to mainstream discrete graphics cards, which we believe is sufficient for most mainstream PC users. While discrete graphics attach rates have not declined since the introduction of APUs, PC consumers may eventually find the discrete level graphics performance of an APU to be sufficient, which may reduce demand for additional discrete graphics cards, driving computer manufacturers to reduce the number of systems they build paired with discrete graphics components.

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

We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. For example, in the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of Llano products to us, which adversely impacted our revenues and gross margins. Additionally, during this time we experienced supply constraints for our 45nm microprocessor products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products. If we experience future supply constraints, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, depending on the timing of supply of products during any given quarter, customer demand may fluctuate. We expect that during the fourth quarter of 2011, we will continue to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products, and therefore, we expect that we will continue to experience some supply constraints for our 45nm microprocessor products during the fourth quarter of 2011.

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

On April 2, 2011, we amended the WSA. Pursuant to the WSA, we currently purchase all of our microprocessor unit product requirements from GF, except APUs used in the Brazos platform. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessor, including APU, products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We pay GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varies based on the wafer volumes and manufacturing yield of such wafers and is based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012, and we expect GF will meet the conditions to earn these payments. If GF encounters any problems that significantly reduce the number of functional die we receive from 45nm wafers, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for 45nm products, which may have a negative impact on our gross margins in 2011. During the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of Llano products to us. Also in the third quarter, we experienced supply constraints for our 45nm microprocessor products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products. Because we were supply constrained with respect to 32nm and 45nm wafers, our revenues and gross margin in the third quarter of 2011 were adversely impacted. We expect that during the fourth quarter of 2011, we will continue to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products, and therefore, we expect that we will continue to experience some supply constraints for our 45nm microprocessor products during the fourth quarter of 2011, which would adversely impact our gross margins. If GF is unable to resolve these difficulties or to otherwise achieve anticipated manufacturing yields for 45nm or 32nm wafers or future technology nodes, then we may experience supply shortages for certain products which may have a material adverse impact on our revenue and gross margins and our ability to effectively manage our business.

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

In December 2010, GF merged with and integrated its operations with GFS, resulting in a significant expansion of GF’s manufacturing capacity and customer base. If GF is unable to effectively manage its expanded operations and customer base, this could lead to delays or disruptions in manufacturing our products, which could materially adversely impact our business.

In addition, GF relies on ATIC for its funding needs. If ATIC failed to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us would be materially adversely effected. Although we anticipate realizing certain benefits to our business from our relationship with GF, including a more variable cost model and the ability to take advantage of the shift by integrated device manufacturers to a fabless business model, we cannot assure you that our relationship with GF and ATIC will result in the full realization of these or any other benefits.

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

During the third quarter of 2011 we experienced supply constraints for our 45nm microprocessor and APU products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products. Because we received a lower than expected number of 45nm wafers, our gross margins in the third quarter of 2011 were adversely impacted. Also, in the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of Llano products to us, which adversely impacted our revenues and gross margins. If GF is unable to resolve these difficulties or to otherwise achieve anticipated manufacturing yields for 45nm or 32nm wafers or future technology nodes, then we may experience supply shortages for certain products which may have a material adverse impact on our revenue and gross margins and our ability to effectively manage our business. We expect that during the fourth quarter of 2011, we will continue to shift volume away from products manufactured using the 45nm technology node in order to obtain additional Llano products, and therefore, we expect that we will continue to experience some supply constraints for our 45nm microprocessor products during the fourth quarter of 2011, which would adversely impact our gross margins.

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

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. With respect to our graphics products, we depend in part on Microsoft and Apple designing and developing its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our AMD Fusion products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or Microsoft or Apple do not continue to develop and maintain their operating systems to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, some software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft, Apple or other software vendors, our ability to market our products would be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 51% of our net revenue in the third quarter of 2011. On a segment basis, during the third quarter of 2011, five customers accounted for approximately 56% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 57% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

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

If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

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

Our debt and capital lease obligations as of October 1, 2011 were $2.1 billion, which reflects the debt discount adjustment on our 6.00% Notes and 8.125% Notes.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of October 1, 2011, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.1 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on us.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in various data center facilities around the world which our business depends upon. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete. Furthermore, when we implement new systems and or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 93% in the third quarter of 2011. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. For example, flooding in Thailand is disrupting the supply of hard disk drives. If our customers are unable to obtain sufficient quantities of hard disk drives they need for their systems that include our products and the supply of their products is substantially reduced, then they may postpone or cancel their orders for our products, which could also have a material adverse impact on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

From time to time, we are a defendant or plaintiff in various legal actions. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us may result in the payment of damages that could be material to our business.

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

Several individuals have pled guilty to conspiracy and securities fraud charges and, among other things, providing confidential information about us to a person who has been charged by federal authorities with illegally trading in our stock on the basis of that confidential information. In addition, one former employee pled guilty to conspiracy to commit securities fraud and wire fraud. At this time, we cannot give any assurances as to whether any facts that may be discovered during the proceedings relating to this matter or other similar matters will be damaging to our business, results of operations or reputation.

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of October 1, 2011, the par value of all our auction rate securities, or ARS, was $52 million with an estimated fair value of $45 million. As of October 1, 2011, our investments in ARS included estimated fair values of approximately $20 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries implementing similar restrictions. These regulations affect semiconductor devices and packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, we cannot assure you that we will be able to obtain products at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are developing market entry requirements for computers based on the ENERGY STAR specification (Version 5.0) as well as additional energy consumption limits. The proposed requirements, which have not yet been finalized, could potentially be approved and implemented as early as 2012. If such requirements are implemented in the proposed time frame and do not contain recommended modifications as proposed by industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, being excluded from these markets which could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.1	Relocation Expense Agreement between AMD and Rory P. Read dated September 8, 2011

10.2	Sign-On Restricted Stock Unit Grant Notice for Rory P. Read dated August 25, 2011.

10.3	Sign-On Performance Restricted Stock Unit Grant Notice for Rory P. Read dated August 25, 2011.

10.4	Special Sign-On Restricted Stock Unit Grant Notice for Rory P. Read dated August 25, 2011.

10.5	Sign-On Stock Option Grant Notice for Rory P. Read dated August 25, 2011.

10.6	Sign-On Performance Stock Option Grant Notice for Rory P. Read dated August 25, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 7, 2011	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer