Form 10-K
period 2011-12-31
ADVANCED MICRO DEVICES INC
filed 2012-02-24
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 2, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.1 billion based on the reported closing sale price of $7.11 per share as reported on the New York Stock Exchange on July 1, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 698,485,070 shares of common stock, $0.01 par value per share, as of February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 10, 2012 (2012 Proxy Statement) are incorporated into Part III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things:demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; manufacturing yields at GF and constrained supply of products from GF; the 2011 restructuring plan, including the timing of actions in connection with the plan and anticipated restructuring charges, cash expenditures, operational savings, and our intention to use these savings to fund certain strategic initiatives; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities in the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations over the next twelve months; our dependence on a small number of customers; our hedging strategy; the continued shortage of hard disk drives as a result of the floods in Thailand; and the adequacy of our existing facilities for our present purpose. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); manufacturing yields and wafer volumes from our third-party wafer foundry suppliers; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party wafer foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities in 2012 and beyond; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 30 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and mobile devices, including mobile personal computers, or PCs, and tablets, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and mobile devices, including mobile PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 13 of our consolidated financial statements, beginning on page 86 below.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD Sempron, AMD Turion, FirePro, FireStream, CrossFire, Radeon, and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, and DirectX are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

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

If we make substantive amendments to our Code of Ethics, or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to disclose the nature of such amendment or waiver on our Web site or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

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

Computing Solutions

The x86 Microprocessor Market

Central Processing Unit (CPU)

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a computer and numerous other electronic systems. The principal indicators of CPU performance are work-per-cycle, or how many instructions are executed per cycle, clock speed, representing the rate at which a CPUs internal logic operates, measured in units of hertz, or cycles per second, and power consumption. Other factors impacting microprocessor performance include the number of CPUs, or cores, on a microprocessor, the bit rating of the microprocessor, memory size and data access speed.

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

Accelerated Processing Unit (APU)

While general purpose computer architectures based on the x86 architecture are sufficient for many customers, we believe that an architecture that optimizes the use of a CPU and graphics processing unit, or GPU, for a given workload can provide a substantial improvement in user experience, performance and energy efficiency. As the volume of digital media increases, we believe many customers can benefit from an accelerated computing architecture. An accelerated computing architecture enables “offloading” of selected tasks, thereby optimizing the use of multiple computational units such as the CPU and GPU, depending on the application or workload. For example, serial workloads are better suited for CPUs, while highly parallel tasks may be better performed by a GPU. Our AMD Accelerated Processing Unit, or APU, combines our CPU and GPU onto a single piece of silicon. We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications can benefit from our accelerated computing architecture.

Microprocessor Products (CPUs and APUs)

We currently design, develop and sell microprocessor products for servers, desktop PCs and mobile devices, including mobile PCs and tablets. Our microprocessors and chipsets are incorporated into computing platforms that also include GPUs and core software to enable and advance the computing components. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced platforms consisting of microprocessors, chipsets and GPUs that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. Furthermore, by combining all of these elements onto a single piece of silicon as an APU, we believe system performance and power efficiency is further improved. In addition to the enhancements at the end-user level, our customers also benefit from an all-AMD platform, as we are able to provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

Our CPUs and APUs are manufactured primarily using 45-nanometer (nm), 40nm, and 32nm process technology. We currently base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance.

Energy efficiency and power consumption continue to be key design principles for our products. We focus on continually improving power management technology, or “performance-per-watt.” To that end, we offer CPUs, APUs and chipsets with features that we have designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that reduce processor power consumption during idle times. We design our CPUs and APUs to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX. Our CPUs and chipsets support multiple generations of HyperTransport™ technology, which is a high-bandwidth communications interface that enables higher levels of multi-processor performance and scalability over traditional front side bus-based microprocessor technology.

Our AMD family of APUs represents a new approach to processor design and software development, delivering serial, parallel and visual compute capabilities for HD video, 3D and data-intensive workloads in the APU. APUs combine high-performance serial and parallel processing cores with other special-purpose hardware accelerators. We design our APUs for improved visual computing, security, performance-per-watt and smaller device form factors. Having the CPU and GPU on the same chip reduces the system power and bill-of-materials, speeds the flow of data between the CPU and GPU through shared memory and allows the GPU to function as both a graphic engine and an application accelerator in high efficient compute platforms.

Building on the integration of our CPU and GPU onto a single piece of silicon, we are focused on evolving our accelerated computing architecture in such a manner so that software programmers see a single multi-purpose processing unit. Heterogeneous Systems Architecture describes our overarching design for having combinations of CPU and GPU processor cores operate as a unified engine that we intend to be both higher performance and lower power than our previous architectures.

Server. A server is a system that performs services for connected clients as part of a client-server architecture. Servers are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers, print servers and cloud computing servers. These servers run a variety of applications including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models commonly referred to as high performance computing, or HPC. HPC involves the use of supercomputers and computer clusters to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration. Cloud computing is a computing model where data, applications and services are delivered over the internet or an intranet.

In November 2011, we launched the AMD Opteron™ 6200 series processor, codenamed “Interlagos,” and AMD Opteron 4200 series processor, codenamed “Valencia,” our latest generation of microprocessors for server platforms that consist of 8-, 12- and 16-core versions and are based on our x86 “Bulldozer” architecture. These new processors are designed to specifically enhance the scalability of enterprise applications while enabling Web and database center customers to better handle emerging cloud and virtualization workloads. Virtualization is the use of software to allow multiple discrete operating systems and application environments (i.e., multiple virtual servers) to share a single physical computer. By enabling multiple operating systems and applications to run on the same server, virtualization offers the benefit of consolidating workloads and reducing hardware requirements, which can also reduce power, cooling and system management costs. We designed the AMD Opteron 6200 series processor to handle multi-threaded workloads, such as cloud computing, virtualization, HPC, databases and business application. We designed the AMD Opteron 4200 series processor to handle demanding server workloads at the lowest possible energy consumption, which we believe is well suited for power-conscious cloud deployments and for IT infrastructure and collaboration.

In February 2011, we introduced five new members of the AMD Opteron 6100 Series platform designed to address the demand for low-power, balanced systems for small and medium businesses and increased performance-per-dollar-per-watt for enterprise and public sector environments.

Mobile Devices. Consumers continue to demand thinner and lighter mobile platforms with better entertainment performance and longer battery life. In response to this demand, we continue to invest in designing and developing higher performing and low power mobile platforms. Our APUs for mobile PC platforms consist of our performance, mainstream A-Series APU, codenamed “Llano,” that we launched in July 2011, the E-Series APU for mainstream, everyday performance, codenamed “Zacate,” that we launched in January 2011, the C-Series APU for HD internet experiences in small form factors, codenamed “Ontario,” that we also launched in January 2011 and the Z–Series APU for Windows-based tablets, codenamed “Desna,” that we launched in June 2011. Our APUs for mobile platforms combine discrete-level graphics, dedicated HD video processing and multi-core CPU processors on a single die for maximum performance and power efficiency in the smallest space.

Our CPUs for mobile PC platforms consist of the AMD Phenom™ II Dual-Core Mobile Processor, AMD Phenom II Triple-Core, AMD Phenom II Quad-Core Mobile Processor, AMD Turion™ X2 Mobile Processor, AMD Turion II Mobile Processor, AMD Turion II Ultra Mobile Processor, AMD Turion Neo X2 Mobile Processor, AMD Athlon™ II processor, AMD Athlon II Neo processor, AMD Athlon Neo X2 Dual-Core processor and the Mobile AMD Sempron™ processor.

Desktop. Our APUs for desktop PC platforms consist primarily of the AMD A Series “Llano” APU and the E-Series “Zacate” APU. The desktop A-Series APU was designed for mainstream desktop platforms and comes in quad-, triple- and dual-core versions. We designed the desktop E-Series APUs for all-in-ones, or desktop computers that combine the APU or CPU with the monitor, and small form factor desktop PCs. Our CPUs for desktop PC platforms consist of the following: AMD FX processors based on the “Bulldozer” x86 multi-core architecture, which are available with eight-, six- and quad- core versions, AMD Phenom II processors, which are available with six-, quad-, triple- and dual- core technology, AMD Athlon II processors, which are available in quad-, triple- and dual- core versions, and AMD Sempron processors. We designed the AMD FX processors for multitasking, high resolution gaming, and HD media processing.

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

In May 2011, we announced two additional AMD Embedded G-Series APUs. These low-power processors are designed for compact, fanless embedded systems like digital signage, kiosks, and mobile industrial devices. Also in May 2011, we introduced the AMD Radeon E6760 embedded discrete graphics processor, which offers embedded system designers the combination of OpenCL™, and AMD Eyefinity-enhanced support. OpenCL, or Open Computing Language, is the programming standard for general-purpose computations on systems that use more than one kind of processor, such as an APU. AMD Eyefinity is a technology that allows a game to be played across multiple screens in a panoramic view with minimal distortion by allowing up to six monitors to be connected to one graphics processor.

Chipset Market and Products

Chipsets send data between the microprocessor and input, display and storage devices, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of computer systems. All desktop and mobile PCs as well as servers incorporate a chipset. In many PCs, the chipset is integrated with additional functions such as a GPU. An integrated chipset solution is commonly known as an integrated graphics processor, or IGP, chipset. Chipsets that do not integrate a graphics core are connected to what is known as a discrete GPU. IGP chipsets offer a lower cost solution and in some circumstances can offer reduced power consumption or smaller system form factors. A majority of PCs make use of IGP chipsets, while discrete GPUs are used in higher performance PCs and servers. Our APU architecture replaces an IGP-type chipset with an AMD Fusion Controller Hub chip which performs the input and output functions of the chipset. We believe that the combination of an APU and the AMD Fusion Controller Hub will eventually replace our market for IGP chipsets.

In June 2011, we launched our 9-Series Chipsets designed to help our customers develop next generation high performance desktop platforms.

Graphics

Graphics Market

The primary product of a semiconductor graphics supplier is the GPU. The GPU is specifically architected for high performance graphics processing, unlike the CPU. In this way, a dedicated GPU and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a discrete GPU, an integrated chipset, an embedded graphics processor or a combination of the discrete GPU and integrated/embedded solution working in tandem. The semiconductor graphics market addresses the need for visual or parallel processing in various computing and entertainment platforms such as desktop PCs, mobile PCs and workstations. Users of these products value a rich visual experience, particularly in the high-end enthusiast market where consumers often seek out the fastest and highest performing visual processing products to enable the most compelling and immersive gaming experiences. Moreover, for many consumers, the PC is evolving from a traditional data and communications processing machine to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to PC manufacturers designing PCs for playing games, displaying photos and capturing TV and other multimedia content, viewing online videos, photo editing and managing digital content. In turn, the trend has contributed to the development of higher performance graphics solutions.

Graphics Products

Our customers generally use our graphics solutions to increase the speed of rendering images and to improve image resolution and color definition. We develop our products for use in desktop and mobile PCs, professional workstations, servers and gaming consoles. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. In addition, our recent generation graphics products have Linux® driver support.

Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that increasingly relies more on the GPU or a combination of GPU and CPU. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable AMD GPUs, working in concert with the computer system’s CPUs, to accelerate applications beyond traditional graphics and video processing by allowing the CPUs and GPUs to process information cooperatively. Heterogeneous computing enables PCs and servers to run computationally-intensive tasks more efficiently, providing a superior application experience to the end user.

Our APU is a heterogeneous system that incorporates Microsoft® DirectX® 11 (DirectX 11) discrete level GPU capabilities for graphics processing and other mathematically intensive computations on very large data sets, to handle visual tasks such as 3D rendering as well as certain fixed functions. The APU continues to utilize a CPU to run the operating system and most traditional PC applications. With our APUs, we offer discrete level GPU performance at value and mainstream price points with the added benefit of long battery life in mobile PCs and lower power computing devices. Additionally, a mainstream APU, when paired with an AMD discrete GPU, in multi-GPU configuration will enable greater graphics performance and parallel processing. We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications can benefit from our accelerated computing architecture.

Discrete Desktop Graphics. We believe that discrete graphic solutions will continue to be popular across desktop PC configurations and platforms designed for gaming, multimedia, photo and video editing as well as other graphic-intensive applications. Our discrete GPUs for desktop PCs include the AMD Radeon™ HD 7000 series, AMD Radeon HD 6000 series, ATI Radeon HD 5000 series, ATI Radeon HD 4000 series and ATI Radeon HD 3000 series. In December 2011, we introduced the AMD Radeon HD 7970, and in January 2012, we launched AMD Radeon HD 7950, our first graphics processors based on 28 nm process technology and on our Graphics Core Next, or GCN, architecture. GCN is our new architecture for consumer GPUs. In April 2011, we added the AMD Radeon HD 6670, Radeon HD 6570 and Radeon HD 6450 graphic cards to our AMD Radeon HD 6000 family of graphics cards. These graphics cards are designed for budget conscious gamers and are intended to provide affordable solutions that are ideal for HD game play, video playback and productivity applications.

Discrete Mobile Graphics. When selecting a graphics solution, key considerations for mobile PC manufacturers are graphics performance, visual experience, power efficiency, dedicated memory support and ease of design integration. Our discrete GPUs for mobile PCs include the following: AMD Radeon HD 6000M series, ATI Mobility Radeon HD 5000 series and ATI Mobility Radeon HD 4000 series. In July 2011, we launched our AMD Radeon HD 6990M, designed to expand gaming enthusiasts’ computing experience with AMD CrossFire Technology, AMD Eyefinity multiple display technology, DirectX 11 support and AMD HD3D Technology. AMD CrossFire Technology combines the output of two GPUs and is designed to improve gaming performance and enhance image resolution and quality. We designed AMD HD3D Technology to enable stereoscopic 3D display capabilities in games, movies and/or photos. In January 2012, we launched the AMD Radeon HD 7000M series, which features AMD Dynamic Switchable Graphics Technology, AMD Vari-Bright™ technology and AMD PowerPlay™ technology. We designed AMD Dynamic Switchable Graphics Technology to engage discrete GPUs only when needed and use energy efficient built-in graphics capabilities the rest of the time. With AMD Vari-Bright technology, battery life can be enhanced by optimizing the brightness of the display to save power. AMD PowerPlay technology is a combination of hardware and software power management components designed to configure the GPU for minimal power consumption.

Professional Graphics. Our AMD FirePro™ family of professional graphics products consist of 3D and 2D multi-view graphics cards and GPUs that we designed for integration in mobile and desktop workstations, as well as business PCs. We designed our AMD FirePro 3D graphics cards for demanding applications such as those found in the CAD and digital content creation (DCC) markets, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. Our AMD FirePro 2D graphics cards with dual and quad display outputs are designed for financial, corporate, and command and control environments.

We also provide graphics products for the server market, such as the AMD FirePro V7800P and the AMD Fire Pro V9800P, where we leverage our graphics expertise and align our offerings to provide the stability, video quality and bus architectures desired by our customers. Through our ATI CrossFire Pro, we enable CAD and DCC professionals to connect two identical AMD FirePro 3D graphics cards with a flex cable connection that can enhance performance of geometry-limited applications.

In January 2011, we introduced AMD FirePro 2270 and ATI FirePro V5800 DVI, and in May 2011, we introduced AMD FirePro V5900 and AMD FirePro V7900, designed for professionals in the medical, financial, design and engineering fields who require the ability to view and interact with multiple applications simultaneously. Also in May 2011, we launched AMD FirePro V7800P for server and data center environments. In November 2011, we introduced AMD FirePro V4900 designed for DCC and CAD professionals at an entry-level price point.

FireStream Processors. We designed our AMD FireStream™ series of products to utilize the parallel stream processing power of the GPU for heavy floating-point computations and to meet the requirements of various industries, such as the high-performance computing and the scientific and financial sectors.

Game Consoles. Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market by licensing customized GPUs for graphics in videogame consoles such as the Microsoft® Xbox 360™ and Nintendo Wii.

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

We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, we also offer a three-year limited warranty to end users for only those CPU and AMD A-Series APU products that are commonly referred to as “processors in a box” and for PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We market and sell our products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD A-Series APU, AMD E-Series APU, AMD FX, AMD Phenom, AMD Athlon and AMD Sempron. Our mobile PC brands for microprocessors are AMD A-Series APU, AMD E-Series APU, AMD C-Series APU, AMD Z-Series APU, AMD Phenom, AMD Turion, AMD Athlon and AMD Sempron. AMD Athlon processors and AMD Turion processors are sometimes marketed using the “Neo” model designator for low power products targeted at the thin-and-light mobile segment. Our server brand for microprocessors is AMD Opteron. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Turion , AMD Sempron and AMD Embedded A-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon. Our product brand for professional graphics products is AMD FirePro. We also market and sell our chipsets under the AMD trademark.

We launch or update new platforms for consumers in the desktop and mobile markets under our VISION Technology from AMD brand. We designed VISION Technology to simplify the buying process for consumers by more clearly connecting our brand to the level of activities that consumers want to perform on the PC. VISION Technology contains multiple levels of increasingly rich PC system capabilities to address the diverse needs of today’s PC users. VISION Technology initially was comprised of four levels of PC system capabilities: VISION, VISION Premium, VISION Ultimate and VISION Black. In January 2011, we introduced our VISION Technology brand for our low-power APU products, consisting of VISION E1 and VISION E2 for our entry level PCs. In June 2011, we launched our VISION Technology brand for performance series APUs consisting of four levels of PC system capabilities: VISION A4, VISION A6, VISION A8, and VISION FX. These VISION tiers are for 2011 and later systems powered by our APUs and provide increasingly higher PC capabilities. VISION E1, E2, and A4 based desktops and notebooks are targeted at PC users who require basic digital media consumption such as watching DVDs, photo viewing, casual gaming, listening to music, and Internet browsing. VISION A6 and A8 based desktops and notebooks are designed to allow a greater computing performance for digital consumption and creation. These activities include watching HD movies, photo editing, DirectX 11 gaming, multi-tasking, and video editing. VISION FX desktops are based on the AMD FX processor and an AMD Radeon HD 6000 or HD 7000 series graphics card. These VISION FX systems are designed to enable the highest capabilities sought by enthusiasts and are only available on desktop PCs. There is also VISION Pro Technology, which is designed for business users and extends the approach of VISION Technology to commercial PC platforms.

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

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktop and mobile PCs, and PC motherboards.

In 2011, Hewlett-Packard Company accounted for more than 10% of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. Five customers, including Hewlett-Packard, accounted for approximately 56% of the net revenue attributable to our Computing Solutions segment. In addition, five customers accounted for approximately 55% of the net revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

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

Competition

Generally, the IC industry is intensely competitive. Products typically compete on product quality, power consumption (including battery life), reliability, speed, performance, size (or form factor), cost, selling price, adherence to industry standards (and the creation of open industry standards), software and hardware compatibility and stability, brand recognition, timely product introductions and availability. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

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

Intel also leverages its dominance in the microprocessor market to sell its integrated chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. The continued improvement of the quality of Intel’s integrated graphics, along with higher unit shipments of our APU products, may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for mobile PCs, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Other competitors include companies providing ARM-based designs used in the mobile and embedded electronics market as relatively low cost and small microprocessors and also in form factors that offer an alternative to mainstream PCs such as netbooks and tablets. ARM Limited designs and licenses its ARM architecture and offers supporting software and services. Our ability to compete with companies who use ARM-based solutions depends on our ability to design energy-efficient, high-performing products at an attractive price point. In addition, Nvidia has begun to build custom CPU cores based on ARM architecture to support future products ranging from PCs and servers to workstations and super computers.

Competition in the Chipset Market

In the chipset market, our competitors include suppliers of integrated graphics chipsets. PC manufacturers use integrated chipsets because they cost less than traditional discrete GPUs while offering acceptable graphics performance for most mainstream PC users. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor in this market.

Competition in the Graphics Market

In the graphics market, our competitors include suppliers of discrete graphics, embedded graphics processors and integrated graphics chipsets. Intel manufactures and sells embedded graphics processors and integrated graphics (IGP) chipsets, and is a dominant competitor with respect to this portion of our business.

The continued improvement of the quality of Intel’s integrated graphics, along with higher unit shipments of our APUs, may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for mobile PCs, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia, preferential access to its proprietary graphics interface or other useful information.

Other than Intel, our principal competitor in the graphics market is Nvidia. AMD and Nvidia are the two principal players offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly higher barrier to entry in this market.

In the game console category, we compete primarily against Nvidia. Other competitors include Intel and ARM.

Research and Development

We focus our research and development activities on improving and enhancing product design. One main area of focus is on delivering the next generation of products with greater system level integration of the CPU and GPU, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors and APU products for mobile PCs and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low power integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing, as well as developing a Heterogeneous System Architecture, which is designed for software developers to easily program APUs by combining scalar processing on the CPU with parallel processing on the GPU, all while providing high bandwidth access to memory at low power. We believe that these integrated platforms will bring customers better time-to-market and increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and we work with others in the industry, public foundations, universities and industry consortia to conduct early stage research and development.

Our research and development expenses for 2011, 2010 and 2009 were approximately $1.5 billion, $1.4 billion and $1.7 billion, respectively. For more information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in Canada, India, China, Singapore, Taiwan, Germany, United Kingdom, Israel and Japan.

Manufacturing Arrangements and Assembly and Test Facilities

Third-Party Wafer Foundry Facilities

GLOBALFOUNDRIES, Inc. On March 2, 2009, together with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd., we formed GLOBALFOUNDRIES, Inc. (GF), a manufacturing joint venture that manufactures semiconductor products and provides certain foundry services to us.

Wafer Supply Agreement. At the closing of the transactions, we entered into a Wafer Supply Agreement (WSA), which governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor unit and APU product requirements from GF with limited exceptions. On April 2, 2011, we amended the WSA. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors, including APU products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF committed to provide us with, and we committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We paid GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF met specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. Under the current terms of the WSA, in 2012, we will compensate GF on a cost plus basis for projected manufacturing capacity that we have requested for our microprocessors, including our APU products. However, we are currently in the process of negotiating a second amendment to the WSA, including the pricing methodology. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margins and our results of operations.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor products will remain as set forth in the WSA, but our purchase commitments to GF will no longer apply.

GF manufactures our microprocessors on 300 millimeter wafers using primarily 45nm and 32nm process technology.

Taiwan Semiconductor Manufacturing Company. We also have foundry arrangements with Taiwan Semiconductor Manufacturing Company (TSMC) for the production of certain graphics processors and chipsets, embedded processors, and APU products.

We are in production in TSMC’s 300 millimeter and 200 millimeter fabrication facilities in technologies ranging from 65nm to 28nm. Smaller process geometries can lead to gains in performance, lower power consumption and lower per unit manufacturing costs. We continue to have our products manufactured on more advanced process technology because using more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency.

Other Third-Party Manufacturers. We outsource board-level graphics product manufacturing to third-party manufacturers.

Assembly, Test, Mark and Packaging Facilities

We own and operate three assembly, test, mark and packaging facilities. Some wafers for our microprocessor, graphics processor and embedded processor products are delivered from third-party foundries to our assembly, test, mark and packaging facilities. Our assembly, test, mark and packaging facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly, Test, Mark & Packaging
Singapore	215,000	Test, Mark & Packaging
Suzhou, China	100,000	Assembly, Test, Mark & Packaging

The remaining wafers for our graphics products are delivered from third party foundries to our test, assembly and packaging partners located in Asia-Pacific region who package and test the final semiconductor products.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 31, 2011 we had approximately 4,500 patents in the United States and approximately 1,500 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

Employees

As of December 31, 2011, we had approximately 11,100 employees.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries implementing similar restrictions. These regulations affect semiconductor devices and packaging. There is a risk that the cost, quality and manufacturing yields of products that are required to be lead-free, as defined by these regulations, or that are subject to other chemical restrictions, may be less favorable compared to products that are not subject to chemical restrictions, or that the transition to products subject to lead-free or other chemical restrictions may produce sudden changes in demand, which may result in excess inventory.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices, and there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflicting minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are developing or finalizing market entry requirements or public procurement for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. Some of these regulations are expected to be approved and implemented by the end of 2012. If such requirements are implemented in the proposed time frame and do not contain recommended modifications as proposed by industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from these markets which could materially adversely affect us. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. Intel also leverages its dominance in the microprocessor market to sell its integrated chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. The continued improvement of the quality of Intel’s integrated graphics, along with higher unit shipments of our APU products, may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for mobile PCs, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

With the introduction of our APU products, computer manufacturers have increasingly selected APUs for their AMD product-based solutions, particularly for mobile PCs, because the APU platforms cost less than the combined cost of a legacy microprocessor, discrete graphics card and chipset, while offering comparable performance to mainstream discrete graphics cards, which we believe is sufficient for most mainstream PC users. We believe that demand for additional discrete graphic cards may decrease in the future due to both the continued improvement of the quality of Intel’s integrated graphics and the discrete level graphics performance of our APUs.

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

We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. For example, during the fourth quarter of 2011, we experienced reduced supply of 45nm products from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production. If we experience future supply constraints, such as was the case with GF in the second half of 2011, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, depending on the timing of supply of products during any given quarter, customer demand may fluctuate.

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

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

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

We rely on GF to manufacture most of our microprocessor products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor unit and APU product requirements from GF with limited exceptions. If GF is unable to remain competitive using advanced process technologies or is unable to manufacture our products on a timely basis, at competitive prices, or meet our capacity requirements, our business could be materially adversely affected.

For example, during the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of 32nm products to us. Also in the third quarter, we experienced supply constraints for our 45nm microprocessor products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional 32nm products. Because we were supply constrained with respect to 32nm and 45nm wafers, our revenues and gross margin in the third quarter of 2011 were adversely impacted. Also, during the fourth quarter of 2011, we experienced reduced supply of 45nm product from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production. If GF is unable to achieve anticipated manufacturing yields for 45nm or 32nm wafers or future technology nodes, then we may experience supply shortages for certain products which may have a material adverse impact on our revenue and gross margins and our ability to effectively manage our business.

In addition, GF relies on ATIC for its funding needs. If ATIC failed to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us would be materially adversely effected.

We are currently in the process of negotiating a second amendment to the WSA, including the pricing methodology. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margins and our results of operations.

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

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. With respect to our graphics products, we depend in part on Microsoft to design and develop its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our AMD APU products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or does not continue to develop and maintain their operating systems to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, some software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft or other software vendors, our ability to market our products would be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 51% of our net revenue in 2011. On a segment basis, during 2011, five customers accounted for approximately 56% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 55% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, ARM-based processors are used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as tablets and smartphones. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, it could negatively impact PC sales, which could negatively impact our business. Also, Intel announced plans to implement 3-D tri-gate transistor architecture on 22nm process technology, which, Intel expects, can improve power consumption and performance of its products. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of December 31, 2011 were $2.0 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. In August 2012, the remaining outstanding aggregate principal amount of our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) of $485 million will mature. We cannot assure you that we will be able to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indentures governing our 8.125% Notes and 7.75% Senior Notes due 2020 (7.75% Notes) contain various covenants which limit our ability to:

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of December 31, 2011, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.1 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Recent flooding in Thailand is disrupting the supply of hard disk drives. If our customers are unable to obtain sufficient quantities of hard disk drives they need for their systems that include our products and the supply of their products is substantially reduced, then they may postpone or cancel their orders for our products, which could also have a material adverse impact on our business. For example, during the fourth quarter of 2011, we believe the results of our Graphics segment were adversely impacted because some of our customers were impacted by the flooding in Thailand and the disruption in the supply of hard disk drives. We expect the hard disk drive shortage to continue through at least the first quarter of 2012, which could have a material adverse impact on our business. Our financial performance has been, and may in the future be, negatively affected by these downturns.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and mobile PCs and servers. Over the past three years, form factors have steadily shifted from desktop PCs to mobile PCs, and we expect that this trajectory will continue and extend to include additional form factors like tablets and slates. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. As a result of ongoing macroeconomic challenges affecting the global economy, end-user demand for PCs and servers remains unpredictable.

The growth of our business is also dependent on continued demand for our products from high-growth, emerging global markets. In addition, our ability to be successful in such markets depends in part on our ability to establish adequate local infrastructure, as well as our ability to cultivate and maintain local relationships in these markets. If demand from these markets is below our expectations, sales of our products may decrease, which would have a material adverse effect on us.

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

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third party manufacturing suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in various data center facilities around the world which our business depends upon. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 93% in 2011. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. For example, flooding in Thailand is disrupting the supply of hard disk drives. Some of our customers have been unable to obtain sufficient quantities of hard disk drives. As a result, we believe during the fourth quarter of 2011, they postponed or canceled their orders for our GPU products. We expect the hard disk drive shortage to continue through at least the first quarter of 2012, which could have a material adverse impact on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

As of December 31, 2011, the par value of all our auction rate securities, or ARS, was $45 million with an estimated fair value of $38 million. As of December 31, 2011, our investments in ARS included estimated fair values of approximately $13 million of student loan ARS and $25 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

If market illiquidity worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could adversely impact our results of operations.

The conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of environmental laws that we are subject to could result in additional costs and liabilities.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products with other countries implementing similar restrictions. These regulations affect semiconductor devices and packaging. There is a risk that the cost, quality and manufacturing yields of products that are required to be lead-free, as defined by these regulations, or that are subject to other chemical restrictions, may be less favorable compared to products that are not subject to chemical restrictions, or that the transition to products subject to lead-free or other chemical restrictions may produce sudden changes in demand, which may result in excess inventory.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices, and there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflicting minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

Other regulatory requirements potentially affecting our back-end manufacturing processes and the design and marketing of our products are in development throughout the world. In addition, a number of jurisdictions including the EU, Australia and China are developing or finalizing market entry requirements or public procurement for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. Some of these regulations are expected to be approved and implemented by the end of 2012. If such requirements are implemented in the proposed time frame and do not contain recommended modifications as proposed by industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from these markets which could materially adversely affect us. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

We have not received any written comments that were issued not less than 180 days before December 31, 2011, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

At December 31, 2011, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, Taiwan, China, Singapore and Malaysia. These facilities totaled approximately 2.5 million square feet.

Our main facility with respect to our graphics and chipset products is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We occupy two other facilities in Markham, Ontario that comprise over 215,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space. We also currently own and operate three microprocessor assembly and test facilities comprising an aggregate of 521,000 square feet. Our current microprocessor assembly and test facilities are located in Malaysia, Singapore and China and are described in further detail in the section entitled “Assembly, Test, Mark and Packaging Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 115,000 square feet of land in Singapore and 422,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.

As of December 31, 2011, we also leased approximately 2.6 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2022.

We also have approximately 100,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2012. We are actively marketing this space for sublease.

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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5.4 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

Other Matters

We are a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 17, 2012, there were 7,264 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Year ended December 31, 2011
First quarter	$9.58	$7.34
Second quarter	$9.17	$6.72
Third quarter	$7.87	$5.07
Fourth quarter	$6.05	$4.31

	High	Low
Year ended December 25, 2010
First quarter	$10.04	$6.98
Second quarter	$10.24	$7.42
Third quarter	$8.25	$5.53
Fourth quarter	$8.43	$6.77

Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our Indenture for the 8.125% Notes and our Indenture for the 7.75% Notes, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each Indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the Indentures.

For information about our equity compensation plans, see Part III, Item 12, below.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 29, 2006 through December 31, 2011. The past performance of our common stock is no indication of future performance.

	Base
	Period
Company / Index	12/29/06	12/29/07	12/27/08	12/26/09	12/25/10	12/31/11
Advanced Micro Devices, Inc.	100	35.97	10.71	48.70	39.51	26.54
S&P 500 Index	100	106.22	64.22	84.91	96.64	98.75
S&P 500 Semiconductors Index	100	112.41	58.14	97.58	108.19	111.21

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 31, 2011

(In millions except per share amounts)

	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Net revenue	$6,568	$6,494	$5,403	$5,808	$5,858
Income (loss) from continuing operations(2)(3)(4)(5)	495	471	296	(2,412)	(2,808)
Loss from discontinued operations, net of tax(6)	(4)	—	(3)	(684)	(551)
Net income (loss) attributable to AMD common stockholders	$491	$471	$304	$(3,129)	$(3,394)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.68	$0.66	$0.46	$(4.03)	$(5.09)
Discontinued operations	(0.01)	—	—	(1.12)	(0.99)

Basic net income (loss) attributable to AMD common stockholders per common share	$0.68	$0.66	$0.46	$(5.15)	$(6.08)
Diluted
Continuing operations	$0.67	$0.64	$0.45	$(4.03)	$(5.09)
Discontinued operations	(0.01)	—	—	(1.12)	(0.99)

Diluted net income (loss) attributable to AMD common stockholders per common share	$0.66	$0.64	$0.45	$(5.15)	$(6.08)
Shares used in per share calculation
Basic	727	711	673	607	558
Diluted	742	733	678	607	558
Long-term debt, capital lease obligations, less current portion, and other long term liabilities(7)	$1,590	$2,270	$4,947	$5,059	$5,421
Total assets(8)	$4,954	$4,964	$9,078	$7,672	$11,547

(1)	2011 consisted of 53 weeks, whereas 2010, 2009, 2008 and 2007 consisted of 52 weeks.
(2)	In 2007 and 2008, we recorded pre-tax goodwill impairment charges of $1,132 million and $1,089 million.
(3)

In 2009, we entered into a comprehensive settlement agreement with Intel. Pursuant to the settlement agreement, Intel paid us $1,250 million and we recorded a $1,242 million gain, net of certain expenses in 2009. In 2010, we entered into a settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay us $283 million, net of withholding taxes. We recorded this amount as a gain in 2010.

(4)

During 2010, we deconsolidated GF and began to account for our ownership interest in GF under the equity method of accounting. We recorded a one-time, non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for our share of GF’s operating results in 2010. During 2011, we changed the method of accounting for our investment in GF from the equity method to the cost method of accounting. As a result of the change, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges. During the fourth quarter of 2011, we recorded a non-cash impairment charge of approximately $209 million related to our investment in GF.

(5)

In 2011 and 2008, we implemented restructuring plans and incurred net restructuring charges of $98 million and $90 million, respectively, which primarily were comprised of severance and costs related to the continuation of certain employee benefits, contract or program termination costs and asset impairments.

(6)

During 2008, we decided to divest our Digital Television business and classified it as discontinued operations and recorded related losses. 2007 has been recast to conform to this presentation. Also in 2008, we sold our Digital Television business to Broadcom Corporation for $141.5 million. In 2011, we recorded a charge of $4 million in connection with a payment to Broadcom related to this asset sale.

(7)

Total long-term debt, capital lease obligations, less current portion, and other long term liabilities decreased by $680 million from 2010 to 2011, primarily due to the repurchase of $200 million principal amount of our 6.00% Convertible Senior Notes due 2015 in 2011 and reclassification of the $485 million principal amount outstanding of our 5.75% Convertible Senior Notes due 2012 to the current portion of long-term debt. Total long-term debt, capital lease obligations, less current portion, and other long term liabilities decreased by $2,677 million from 2009 to 2010, primarily due to the deconsolidation of GF and the repurchase of $1,016 million principal amount of our 6.00% Notes in 2010.

(8)

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

The following discussion should be read in conjunction with the consolidated financial statements as of December 31, 2011 and December 25, 2010 and for each of the three years in the period ended December 31, 2011 and related notes, which are included in this Form 10-K as well as with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Introduction

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, as standalone devices or as incorporated as an APU, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and mobile devices, including mobile PCs and tablets, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and mobile devices, including mobile PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

In MD&A, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for 2011 compared to 2010 and 2010 compared to 2009, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. For accounting purposes, we consolidated the accounts of GLOBALFOUNDRIES, Inc. (GF) and its consolidated subsidiaries from March 2, 2009 through December 26, 2009. Accordingly, for this period, references in this Item 7 and in Item 8 “Financial Statements and Supplementary Data” to “us,” “our,” or “AMD” include the consolidated operating results of AMD and its consolidated subsidiaries, including GF and its consolidated subsidiaries.

Overview

In 2011, we experienced important changes in our business. First, we continued to develop and deliver differentiated products. We launched our AMD family of APU products and experienced strong customer demand, especially for our AMD E-Series and C-Series APUs designed for low-power desktop and mobile platforms, codenamed “Brazos,” and our AMD A-Series APUs, codenamed “Llano,” for mainstream desktop and mobile platforms. We introduced a number of competitive graphics products in 2011. In July 2011, we launched the AMD Radeon™ HD 6990M graphics processor designed for enthusiast mobile gamers. We also launched the AMD Radeon HD 7970 graphics processor in December 2011, our first graphics processor based on 28nm process technology and AMD’s Graphic Core Next Technology. We also continued to focus on improving our competitive position in the server market and believe we regained momentum in the second half of 2011 with the introduction of our new multi-core AMD Opteron™ 6200 and 4200 series processors, which are based on our “Bulldozer” x86 architecture.

During 2011, we continued to focus on optimizing our financial model. In November 2011, we implemented a restructuring plan designed to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. We expect that the restructuring plan will result in operational savings, primarily in operating expenses, of approximately $118 million in 2012. We also implemented additional efficiencies across our operations, which we expect will save approximately $90 million in 2012 operating expenses in addition to the restructuring plan savings, resulting in more than $200 million of expected combined operational savings in 2012. We intend to use a significant portion of the anticipated savings to fund initiatives designed to accelerate our strategies for low power, emerging markets and the cloud. We also focused on improving our balance sheet. We reduced our outstanding debt by approximately $200 million principal amount in 2011, and we generated non-GAAP adjusted free cash flow, which we describe in more detail in the “Financial Condition – Liquidity” section below, of $528 million, a significant improvement compared to non-GAAP adjusted free cash flow of $355 million in 2010.

However, our progress during 2011 was tempered by supply constraints related to our 32nm microprocessor products. We took steps during the course of the year to better manage our relationships with our third-party wafer foundries, and during the second half of 2011, 32nm yields and performance have improved.

Net revenue for 2011 was $6.6 billion, relatively flat compared to net revenue of $6.5 billion for 2010. Gross margin, as a percentage of net revenue for 2011 was 45%, a 1% decrease compared to 46% in 2010. Gross margin in 2011 included a $24 million charge recorded in connection with a payment to GF, primarily related to certain GF manufacturing assets, and a charge of approximately $5 million related to a legal settlement. Gross margin in 2010 included a $69 million benefit related to the deconsolidation of GF. Absent the effects of these events, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in each of 2011 and 2010. Beginning in the first quarter of 2011, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting. As a result, we no longer recognize any share of GF’s net income or loss in our consolidated statements of operations.

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

In November 2009, upon the settlement of our litigation with Intel Corporation and the execution of a patent cross license agreement between us and Intel, the requirements satisfying the Reconciliation Event were met. As a result, GF’s Class A and Class B Preferred Shares vote on an as converted basis with any outstanding GF Ordinary Shares.

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

Based on the structure of the transaction and the guidance on accounting for interests in variable interest entities, during 2009, GF was deemed a variable-interest entity, and we were deemed to be the primary beneficiary. Therefore, we were required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, was presented outside of stockholders’ equity in the consolidated balance sheet due to ATIC’s right to put those securities back to us in the event of a change of control of AMD during the two years following the date of the Closing. Our net income attributable to common stockholders per share consisted of our consolidated net income, as adjusted for (i) the portion of GF’s losses attributable to ATIC, which was based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (17% in 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to us, based on our proportional ownership interest of GF’s Class A Preferred Shares (83% in 2009).

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the WSA), certain terms of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GF shareholder may designate increases or decreases according to the percentage of GF’s shares it owns on a fully diluted basis. We had the right to designate three directors to the GF Board as of December 26, 2009. If a change of control of AMD occurs after the Reconciliation Event, ATIC will have the option to purchase in cash any or all of the GF securities (valued at their fair market value) held by us and our permitted transferees, ATIC can require us or the other party to the change in control transaction to assume a pro-rata portion of ATIC’s funding commitment under the Funding Agreement until 2013, and ATIC can require the other party to the change in control transaction to guarantee all of our obligations under the transaction documents.

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

ATIC’s obligations to provide funding are subject to certain conditions, including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or us and the absence of a material breach or default by GF or us under the provisions of any transaction document. There are additional funding conditions which are set forth in more detail in the Funding Agreement.

During 2009, ATIC contributed $260 million of cash to GF in exchange for GF securities consisting of $52 million aggregate principal amount of Class A Notes and $208 million aggregate principal amount of Class B Notes. We declined to participate in the funding. As of December 26, 2009, our ownership interest in GF was approximately 32% on a fully diluted basis.

Wafer Supply Agreement. The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, during 2010, we purchased substantially all of our microprocessor unit (MPU) product requirements from GF. During 2010, we paid GF for wafers on a cost-plus basis. If we acquire a third-party business that manufactures MPU products, we will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes certain specific qualified processes for bulk silicon wafers, we will purchase from GF, where competitive, specified percentages of our GPU requirements. At our request, GF will also provide sort services to us on a product-by-product basis.

We will provide GF with binding product forecasts of our MPU and GPU product requirements. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for us.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor products will remain as set forth in the WSA, but our purchase commitments to GF will no longer apply.

Governance Changes, Funding and Accounting in 2010

Deconsolidation of GF

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with our consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provided for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009, prior to obtaining any regulatory approvals, we agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF Board approval. Additionally, if any such matters came before the GF Board, we agreed that our designated GF directors will vote in the same manner as the majority of ATIC-designated GF Board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes we no longer shared control with ATIC over GF. Based on our fully diluted ownership interest in GF, we had the right to designate two directors to the GF Board of Directors as of December 25, 2010.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for us beginning the first day of 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. We evaluated whether the governance changes described above would, pursuant to the new guidance, affect our consolidation of GF. We considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby we believe we only had protective rights relative to the operations of GF, we concluded that the other investor in GF, ATIC, is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, we deconsolidated GF, and during fiscal 2010 we accounted for our ownership interest in GF under the equity method of accounting. For purposes of our application of the equity method of accounting during 2010, we recorded our share of GF’s results excluding the results of Chartered because GF did not have an equity ownership interest in Chartered. The terms of the Funding Agreement and the WSA described above were not affected by the deconsolidation of GF. Following the deconsolidation, GF became our related party.

Funding of GF

Pursuant to each GF funding request from the beginning of 2010 through November 17, 2010, the equity securities issued by GF consisted of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. On November 24, 2010, we, ATIC and GF signed a letter agreement regarding future funding of GF. Pursuant to this letter agreement, the parties agreed that the securities to be issued in consideration of any future GF funding would consist solely of GF’s Class A Preferred Shares. In addition, the purchase price per Class A Preferred Share would be determined by dividing GF’s net tangible assets (derived from its most recent fiscal year-end audited consolidated balance sheet) by GF’s total number of outstanding preferred shares (assuming the conversion of any outstanding GF Class A Notes into Class A Preferred Shares and Class B Notes into Class B Preferred Shares) as of the date of the balance sheet referred to above and multiplying by 1.10. Prior to the letter agreement, the funding multiple was 0.90.

During 2010, ATIC contributed $930 million of cash to GF in exchange for GF securities consisting of 444,313 Class A Preferred Shares and 617,695 Class B Preferred Shares. We did not participate in the fundings. As a result, our ownership interest in GF’s Class A Preferred Shares decreased from approximately 83% as of December 26, 2009 to approximately 62% as of December 25, 2010, and our ownership interest in GF was approximately 23% on a fully diluted basis. These contributions resulted in an aggregate gain on our ownership interest dilution of $232 million, which we recorded as part of the equity in net loss of investee line item on our consolidated statement of operations.

Contribution Agreement, Funding and Accounting in 2011; Amended Shareholders’, Funding and Wafer Supply Agreements

GLOBALFOUNDRIES Singapore Pte. Ltd. (GFS, formerly Chartered) Contribution in Fiscal 2011

On December 27, 2010, pursuant to the Contribution Agreement, ATIC International Investment Company LLC, an affiliate of ATIC, contributed all of the outstanding Ordinary Shares of GFS to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC International diluted our ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. As the result of this dilution, during the first quarter of 2011 and the year ended December 31, 2011, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net. In connection with our reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

In connection with this contribution, we amended and restated the Shareholders’ Agreement and the Funding Agreement.

Amended Shareholders’ Agreement

On December 27, 2010, we amended the Shareholders’ Agreement. Under the Amended and Restated Shareholders’ Agreement, subject to certain exceptions set forth in the agreement, we have the right to designate one representative to the GF board of directors, which continues for two years following the date on which our ownership in GF, on a fully converted to GF ordinary shares basis, falls below 10%. Our ownership in GF, on a fully diluted basis, fell below 10% in September 2011. Therefore, we will no longer be able to designate a representative to the GF board of directors in September 2013.

Amended Funding Agreement

On December 27, 2010, we amended the Funding Agreement to implement the provisions of the November 24, 2010 letter agreement described above.

Following the GFS contribution and governance changes described above, we assessed our ability to exercise significant influence over GF and considered factors such as our representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of our ownership in relation to ownership by the other shareholders. Based on the results of our assessment, we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, we changed our method of accounting for our ownership interest in GF from the equity method to the cost method of accounting.

Under the cost method of accounting, we no longer recognize any share of GF’s net income or loss in our consolidated statement of operations. In addition, we review the carrying value of our investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant changes in the market conditions in which GF operates, and GF’s ability to continue as a going concern.

GF continues to be a related party of AMD. Our expenses related to GF’s wafer manufacturing were $904 million and $1.2 billion in 2011 and 2010, respectively. Our total expenses related to research and development activities were $79 million and $114 million for 2011 and 2010, respectively. In addition, during the first quarter of 2011, we incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which do not benefit us.

Funding of GF

During 2011, ATIC contributed $4.4 billion of cash to GF in exchange for GF securities consisting of 4,386,257 Class A Preferred shares. We did not participate in the fundings. As a result, our ownership interest in GF’s Class A Preferred shares decreased from approximately 62% as of December 25, 2010, to approximately 12% as of December 31, 2011, and as of December 31, 2011, our ownership interest in GF was 9% on a fully diluted basis. Since the formation of GF through December 31, 2011, ATIC contributed an aggregate of $5.6 billion of cash to GF in exchange for GF securities.

Impairment of investment in GF

During the fourth quarter of 2011, we identified indicators of impairment, including revised financial projections which we received from GF. The fair value of our GF investment was determined by a valuation analysis of GF’s Class A Preferred Shares, utilizing the revised financial projections. We concluded the decline in fair value is other than temporary. As a result of the valuation analysis, we recorded a non-cash impairment charge of approximately $209 million, based on the difference between the carrying value and the fair value of the investment as of December 31, 2011. As of December 31, 2011, our investment balance in GF after impairment was $278 million.

Amended Wafer Supply Agreement

On April 2, 2011, we amended the WSA. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors, including APU products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF committed to provide us with, and we committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We paid GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF met specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. Under the current terms of the WSA, in 2012, we will compensate GF on a cost plus basis for projected manufacturing capacity that we have requested for our microprocessors, including APU products. However, we are currently in the process of negotiating a second amendment to the WSA, including the pricing methodology.

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

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory. Generally, inventories on hand in excess of forecasted demand for the next two quarters are not valued. In addition, we write off inventories that are considered obsolete. We adjust the remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If, in any period, we anticipate future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually, or more frequently if there are indicators of impairment present.

We perform the annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of goodwill is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 15% to 30%. Discount rates are based on our weighted average cost of capital, adjusted for the risks associated with operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Based on the results of our annual analysis of goodwill in 2011 and 2010, each reporting unit’s fair values exceeded their carrying values by a significant amount, indicating that there was no goodwill impairment.

Impairment of Long-Lived Assets including Acquired Intangible Assets. We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability of the asset by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined through discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows, and in evaluating the results of appraisals or other valuation methods. For example, in recent analyses performed, discount rates have ranged from 18% to 32%, but this may not be indicative of future analyses. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results, which also reduces the carrying basis of the related asset. The new carrying value of the related asset is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

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

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, equity income (loss) and dilution gain in investee, net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, we no longer had a Foundry segment or an Intersegment Eliminations category. We began reviewing and assessing operating performance using the following reportable segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an APU, chipsets, and embedded microprocessors, embedded GPUs and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

We continue to have an All Other category, as described above.

We use a 52 or 53 week fiscal year ending last Saturday in December. The years ended December 31, 2011, December 25, 2010 and December 26, 2009 included 53 weeks, 52 weeks and 52 weeks, respectively. However, the extra week in 2011 did not have a material impact on our results of operations. References in this report to 2011, 2010 and 2009 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2011, 2010 and 2009.

	2011	2010	2009
	(In millions)
Net revenue:
Computing Solutions	$5,002	$4,817	$4,170
Graphics	1,565	1,663	1,167
Foundry	—	—	1,101
All Other	1	14	66
Intersegment Eliminations	—	—	(1,101)
Total net revenue	$6,568	$6,494	$5,403
Operating income (loss):
Computing Solutions	$556	$529	$142
Graphics	51	149	35
Foundry	—	—	(433)
All Other	(239)	170	968
Intersegment Eliminations	—	—	(48)
Total operating income	$368	$848	$664
Interest income	10	11	16
Interest expense	(180)	(199)	(438)
Other income (expense), net	(199)	311	166
Equity income (loss) and dilution gain in investee, net	492	(462)	—
Income from continuing operations before income taxes	$491	$509	$408

Computing Solutions

Computing Solutions net revenue of $5.0 billion in 2011 increased 4% compared to net revenue of $4.8 billion in 2010, primarily as a result of a 16% increase in unit shipments partially offset by an 11% decrease in average selling price. The increase in unit shipments was attributable to an increase in unit shipments of our microprocessors, including APU products for mobile devices, as well as our chipset products. Unit shipments of our microprocessors, including APU products for mobile devices increased due to strong demand for our Brazos and Llano-based APU platforms. However, the increase in unit shipments in 2011 was limited by supply constraints with respect to certain microprocessor products manufactured using the 32nm technology node. Chipset unit shipments increased primarily due to an increase in overall unit shipments of our microprocessor products. The decrease in overall average selling price was primarily attributable to a decrease in the average selling price of our microprocessors for servers due to a shift in our product mix and competitive market conditions as well as sales of our Brazos APU platforms, which have a lower average selling price than our other processor products.

Computing Solutions net revenue of $4.8 billion in 2010 increased 16% compared to net revenue of $4.2 billion in 2009, primarily as a result of an 18% increase in unit shipments partially offset by a 2% decrease in average selling price. The increase in unit shipments was attributable to an increase in unit shipments of our microprocessor products for mobile devices as well as chipset products, resulting primarily from an improved economic environment. In addition, chipset unit shipments increased as customers increasingly adopted our chipsets with our microprocessor products, while unit shipments of our microprocessors for mobile devices increased due to increased demand from existing and new customers for our new notebook platforms. Average selling price decreased due to a decrease in average selling price of embedded processors, partially offset by an increase in average selling price of our chipsets and microprocessor products. Average selling price of embedded processors decreased due to a shift in our product mix to lower-end, legacy products. Average selling price of microprocessor products increased due to a favorable shift in our product mix to higher end microprocessors, especially for servers, as customers continued to transition to our AMD Opteron™ 6000 series server platforms. Average selling price of our chipset products increased primarily due to a shift in product mix.

Computing Solutions operating income was $556 million in 2011 compared to $529 million in 2010. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $70 million increase in cost of sales, a $45 million increase in research and development expenses and a $42 million increase in marketing, general and administrative expenses. Cost of sales increased primarily due to higher microprocessor and chipsets unit shipments and the absence of a one-time benefit related to the deconsolidation of GF in 2010. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

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

Graphics

Graphics net revenue of $1.6 billion in 2011 decreased by 6% compared to net revenue of $1.7 billion in 2010. The decrease was due to a 6% decrease in net revenue from sales of GPU products. Net revenue from sales of GPU products decreased primarily due to a decrease in both GPU unit shipments and average selling price. The decrease in GPU unit shipments was primarily due to lower customer demand which we believe was due in part to the disruption in the supply of hard disk drives caused by the flooding in Thailand at the beginning of 2011. GPU average selling price decreased due to a shift in our product mix to lower end GPU products.

Graphics net revenue of $1.7 billion in 2010 increased 43% compared to net revenue of $1.2 billion in 2009. The increase was due to a 49% increase in net revenue from sales of GPU products. Net revenue from sales of GPU products increased primarily due to an increase in both GPU unit shipments and average selling price. Unit shipments increased due to strong demand for our DX 11® —ATI Radeon™ products. However, the increase was limited by supply constraints primarily related to constrained wafer foundry capacity in the first half of 2010. Supply constraints improved in the third quarter of 2010, and we did not experience any supply constraints during the fourth quarter of 2010. GPU average selling price increased due to a shift in our product mix to higher end GPU products.

Graphics operating income was $51 million in 2011 compared to $149 million in 2010. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $20 million increase in marketing, general and administrative expenses, partially offset by a $25 million decrease in cost of sales. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased primarily due to lower GPU shipments and correspondingly lower manufacturing costs.

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

Foundry

Foundry net revenue was $1.1 billion in 2009. Foundry operating loss was $433 million in 2009. In 2011 and 2010, we did not have a Foundry segment.

All Other

All Other revenue was immaterial in 2011, $14 million in 2010 and $66 million in 2009. All Other revenue declined because as of 2009, we no longer developed new Handheld products. We decided to exit the Handheld business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

All Other operating loss of $239 million in 2011 included $98 million in restructuring charges, net, $90 million of stock-based compensation expense, $29 million related to amortization of acquired intangible assets and a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets that did not benefit us.

All Other operating income of $170 million in 2010 included $283 million of income from the settlement of our litigation with Samsung in the fourth quarter of 2010, a $30 million one-time benefit recognized in the first quarter of 2010 related to the deconsolidation of GF, and $14 million of net revenue, partially offset by $87 million of stock-based compensation expense and $61 million related to the amortization of acquired intangible assets,

All Other operating income of $968 million in 2009 included $1.2 billion of income from the settlement of our litigation with Intel in the fourth quarter of 2009 and $66 million of net revenue, partially offset by stock-based compensation expense of $69 million, $65 million in restructuring charges, net, $55 million of cost of sales, $46 million in research and development expenses and $32 million in marketing, general and administrative expenses.

Intersegment Eliminations

Intersegment eliminations represent eliminations during consolidation in revenue and in cost of sales and profits on inventory between the Computing Solutions segment and the Foundry segment. For 2009, intersegment eliminations of revenue were $1.1 billion and intersegment eliminations of cost of sales and profits on inventory were $48 million. In 2011 and 2010, we did not have an Intersegment Eliminations category.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity Income (Loss) and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for 2011, 2010 and 2009.

	2011	2010	2009
	(In millions, except for percentages)
Cost of sales	$3,628	$3,533	$3,131
Gross margin	2,940	2,961	2,272
Gross margin percentage	45%	46%	42%
Research and development	1,453	1,405	1,721
Marketing, general and administrative	992	934	994
Legal settlement	—	(283)	(1,242)
Amortization of acquired intangible assets	29	61	70
Restructuring charges (reversals), net	98	(4)	65
Interest income	10	11	16
Interest expense	(180)	(199)	(438)
Other income (expense), net	(199)	311	166
Provision (benefit) for income taxes	(4)	38	112
Equity income (loss) and dilution gain in investee, net	492	(462)	—

Gross Margin

Gross margin as a percentage of net revenue was 45% in 2011 compared to 46% in 2010. Gross margin in 2011 included a $24 million charge recorded in connection with a payment to GF for certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Gross margin in 2010 included a $69 million benefit related to the deconsolidation of GF. Absent the effects of these events, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in each of 2011 and 2010. Gross margin, as adjusted for the factors described above, remained flat in 2011 compared to 2010. During 2011, unit shipments of our low-cost, margin accretive Brazos APU platforms increased compared to 2010. However, this improvement in gross margin was offset by an unfavorable mix in supply of microprocessor products manufactured using the 32nm technology node and a decline in average selling price of our microprocessor products for servers.

Gross margin as a percentage of net revenue was 46% in 2010 compared to 42% in 2009. Gross margin in 2010 included the $69 million benefit related to the deconsolidation of GF. Gross margin in 2009 included $159 million attributable to the Foundry segment and Intersegment Eliminations related to profits on inventory and a $171 million benefit related to the sale of inventory that had been written-down in the fourth quarter of 2008. The factors that led to the sale of the inventory that was previously written down were the stabilization of the overall macroeconomic environment and improved business conditions in 2009 compared to the end of 2008, which led to an increase in end-user demand for PCs and, correspondingly, an increase in customer orders for, and shipments of, our products. Absent the effects of these events, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 45% in 2010 compared to 36% in 2009. The improvement in gross margin, as adjusted for the factors described above, was primarily attributable to an improvement in our manufacturing costs, including our utilization of GF’s manufacturing facilities, and higher average selling price for microprocessors and GPUs due to a favorable shift in product mix.

During 2009, we recorded grants and allowances GF received from the State of Saxony and the Federal Republic of Germany in connection with GF’s manufacturing facilities in Dresden, Germany as long-term liabilities on our consolidated financial statements. We amortized these amounts as they were earned as a reduction to operating expenses. The amortization of the production related grants and allowances were recorded as a credit to cost of sales. The credit to cost of sales totaled $46 million in 2009. The fluctuations in the recognition of these credits did not significantly impact our consolidated gross margins. With the deconsolidation of GF as of the beginning of 2010, our consolidated financial statements no longer directly reflected such credits to cost of sales. However, these credits had a favorable impact on the amounts that we paid GF pursuant to the WSA in 2010.

Expenses

Research and Development Expenses

Research and development expenses of $1.5 billion in 2011, increased by $48 million, or 3%, compared to $1.4 billion in 2010. The increase was primarily due to a $45 million increase in research and development expenses attributable to our Computing Solutions segment as a result of a $79 million increase in product engineering and design costs for our future products, partially offset by a $27 million decrease in other employee compensation and benefit expense and a $7 million decrease in manufacturing process technology expenses related to GF for our future products.

Research and development expenses of $1.4 billion in 2010, decreased by $316 million, or 18%, compared to $1.7 billion in 2009. In 2009, research and development expenses included $524 million in research and development expenses related to the Foundry segment. Without taking into account the research and development expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, research and development expenses would have increased by $208 million in 2010 as compared to 2009. This increase was due to a $224 million increase in research and development expenses attributable to our Computing Solutions segment and a $22 million increase in research and development expenses attributable to our Graphics segment, partially offset by a $38 million decrease in research and development expenses attributable to our All Other category. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $91 million increase in product engineering and design costs for our future products, a $68 million increase in employee compensation and benefit expense and a $64 million increase in manufacturing process technology expenses related to GF for our future products. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $33 million increase in employee compensation and benefit expense, partially offset by a $13 million decrease in product engineering and design costs due to lower material costs used in 2010. The decrease in research and development expenses attributable to our All Other category was primarily due to lower research and development expenses related to handheld products because we no longer develop these products.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $992 million in 2011, increased by $58 million, or 6%, compared to $934 million in 2010. The increase was primarily due to a $42 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $20 million increase in marketing, general and administrative expenses attributable to our Graphics segment. The increase in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $41 million increase in sales and marketing activities resulting from an increase in regional marketing programs and labor expenses and a $14 million increase in general and administrative expenses, partially offset by a $12 million decrease in other employee compensation and benefit expense. The increase in marketing, general and administrative expenses in our Graphics segment was primarily due to a $22 million increase in sales and marketing activities resulting from an increase in regional marketing programs and labor expenses.

Marketing, general and administrative expenses of $934 million in 2010, decreased by $60 million, or 6%, compared to $994 million in 2009. Marketing, general and administrative expenses in 2009 included $116 million attributable to the Foundry segment. Without taking into account the marketing, general and administrative expenses attributable to the Foundry segment, which are not indicative of our ongoing performance, marketing, general and administrative expenses would have increased by $56 million. This increase was due to a $61 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $15 million increase in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by a $21 million decrease in marketing, general and administrative expenses attributable to our All Other category. The increase in marketing, general and administrative expenses in our Computing Solutions segment was primarily due to a $101 million increase in sales and marketing activities, a $26 million increase in employee compensation and benefit expenses, a $15 million increase in labor expenses and a $7 million increase in other general and administrative expenses. These increases were partially offset by an $88 million decrease in legal expenses following our settlement with Intel in 2009. The increase in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to a $15 million increase in employee benefit and compensation expenses and other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to the All Other category was mainly due to the absence of $21 million of expenses incurred in connection with the formation of GF in the first quarter of 2009.

Legal Settlements

Samsung Settlement

In the fourth quarter of 2010, we entered into a Patent License and Settlement Agreement with Samsung to end all outstanding legal disputes related to pending patent litigation between us and Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay us $283 million less any withholding taxes. We received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) was paid in two equal installments in May 2011 and in November 2011. In addition, pursuant to the settlement agreement, Samsung granted us, and we granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompassed all patent litigation and disputes between the parties. At the time we entered into the Agreement, we did not have any future obligations that we were required to perform in order to earn this settlement payment. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2010.

Intel Settlement

In the fourth quarter of 2009, we entered into an agreement with Intel to end all outstanding legal disputes between us and Intel, including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

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

This settlement encompasses all past antitrust litigation and disputes between us and Intel. At the time we entered into the agreement, we did not have any future obligations that we were required to perform to earn this settlement payment. That is, the patent cross license agreement represented fully paid up licenses by both AMD and Intel for which no future payments or delivery was required. Accordingly, we recognized the entire settlement amount in our 2009 operating results.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $29 million in 2011, $61 million in 2010 and $70 million in 2009. The decrease from 2009 to 2010 and from 2010 to 2011 was due to the reduced amortization base amount of the acquired intangible assets.

Effects of Restructuring Plans

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan primarily involved a reduction of our global workforce by approximately 10% and contract and program terminations. The plan also involved additional cost reduction actions that will take place in 2012. We expect that the 2011 restructuring plan will be substantially completed during 2012. We recorded a $100 million restructuring charge in the fourth quarter of 2011, which consisted of $54 million for severance and costs related to the continuation of certain employee benefits, $45 million for contract or program termination costs and $1 million for asset impairments. Of the $100 million restructuring charge recorded in the fourth quarter of 2011, we expect approximately $52 million in cash expenditures in 2012 and approximately $15 million in cash expenditures in 2013. In the fourth quarter of 2011, we also reversed approximately $2 million of costs associated with our 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated.

In addition, we currently estimate that we will record restructuring expense in 2012 of approximately $5 million. Of this amount, approximately $4 million is related to severance and costs of continuation of certain employee benefits and approximately $1 million is related to facility site closures, substantially all of which we expect to pay in 2012.

The following table provides a summary of the fourth quarter of 2011 restructuring activities and the related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheet remaining as of December 31, 2011:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance December 25, 2010	$—	$—	$—
Charges	54	46	100
Cash payments	(32)	—	(32)
Non-cash charges	—	(1)	(1)
Balance December 31, 2011	$22	$45	$67

In the fourth quarter of 2008, we initiated a restructuring plan to reduce our cost structure, which was substantially completed in 2009. This plan primarily involved the termination of employees. The restructuring charges recorded in conjunction with this plan primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures.

The following table provides a summary of each major type of cost associated with the 2011 and 2008 restructuring plans for the periods presented:

	2011	2010	2009
	(In millions)
Severance and benefits	$54	$(4)	$25
Contract or program terminations	45	—	12
Asset impairments	1	—	8
Facility consolidations and closures	(2)	—	20
Total	$98	$(4)	$65

Interest Income

Interest income of $10 million in 2011 was relatively flat as compared to $11 million in 2010. The weighted-average interest rate decreased in 2011 compared to 2010. However, the impact of this was offset by an increase in average cash balance during 2011.

Interest income of $11 million in 2010 decreased by $5 million from $16 million in 2009, primarily due to the absence of $4 million of GF interest income. GF interest income is not reflected in our results of operations in 2010 as a result of the deconsolidation of GF.

Interest Expense

	2011	2010	2009
	(In millions)
Total interest charges	$180	$199	$439
Less: interest capitalized	—	—	(1)
Interest expense	$180	$199	$438

Total interest charges of $180 million in 2011 decreased by $19 million from $199 million in 2010. Interest expense decreased primarily due to the net reduction in the principal amount of our outstanding debt.

Total interest charges of $199 million in 2010 decreased by $240 million from $439 million in 2009. Of this decrease, $153 million was attributable to the deconsolidation of GF and $77 million was attributable to a net reduction in the principal amount of our outstanding debt.

Other Income (Expense), Net

Other expense, net in 2011 was $199 million compared to $311 million of other income, net in 2010 and $166 million of other income, net in 2009.

In 2011, we recognized an impairment charge on our investment in GF of approximately $209 million and a $6 million loss related to our repurchase of $200 million aggregate principal amount of our 6.00% Notes, partially offset by $8 million gain on foreign currency exchange rate fluctuations.

In 2010, we recognized a one-time, non-cash gain related to the deconsolidation of GF of approximately $325 million, a $17 million gain from the sale of our marketable securities and an $8 million gain related to an earn-out payment that we received in connection with the acquisition of a company that we had invested in, partially offset by a $24 million loss related to our repurchase of $1,016 million principal amount of our 6.00% Notes and $14 million loss due to foreign currency exchange rate fluctuations.

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

Income Taxes

We recorded an income tax benefit of $4 million in 2011 and an income tax provision of $38 million and $112 million in 2010 and 2009, respectively.

The income tax benefit in 2011 was primarily due to tax benefits of $4 million from the monetization of U.S. and Canadian tax credits, a $4 million reversal of unrecognized tax benefits in foreign jurisdictions, primarily due to a favorable audit resolution in a foreign jurisdiction, net of $4 million of taxes in profitable foreign locations.

The income tax provision in 2010 was primarily due to withholding taxes paid to the Korean tax authorities in connection with the payment we received from Samsung in December 2010 pursuant to the Patent License and Settlement Agreement as well as foreign taxes in profitable locations offset by benefits, including the monetization of U.S. research and development credits, an alternative minimum tax refund on net operating loss carryback in the United States and the reversal of unrecognized tax benefits in foreign jurisdictions.

The income tax provision in 2009 was primarily due to a one-time loss of deferred tax assets for German net operating loss carryovers upon transfer of our ownership interests in our Dresden subsidiaries to GF plus foreign taxes in profitable locations offset by discrete tax benefits, including the monetization of U.S. research and development credits.

As of December 31, 2011, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 31, 2011, in management’s estimate, is not more likely than not to be achieved.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was allocated in our consolidated statements of operations as follows:

	2011	2010	2009
	(In millions)
Cost of sales	$6	$4	$3
Research and development	46	46	40
Marketing, general and administrative	38	37	32
Total stock-based compensation expense, net of tax of $0	$90	$87	$75

During 2011, 2010 and 2009, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any related financing cash flows.

Stock-based compensation expenses of $90 million in 2011 increased $3 million compared to $87 million in 2010. This increase was primarily due to the acceleration of vesting of all unvested equity awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, and a higher number of employee stock options and restricted stock units granted in 2011 compared to 2010, partially offset by a lower average grant date fair value in 2011 as compared to 2010.

Stock-based compensation expenses of $87 million in 2010 increased $12 million compared to $75 million in 2009. This increase was primarily due to a higher average grant date fair value in 2010 as compared to 2009.

As of December 31, 2011, we had $21 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.08 years. Also, as of December 31, 2011, we had $103 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 1.79 years.

International Sales

International sales as a percentage of net revenue were 93% in 2011, 88% in 2010 and 87% in 2009. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of December 31, 2011, our cash, cash equivalents and marketable securities balances remained relatively flat at $1.8 billion when compared to cash, cash equivalents and marketable securities as of December 25, 2010.

During 2011, we invested $149 million in long-term marketable securities, which we intend to hold for more than one year, and do not intend to use in current operations. Our long-term marketable securities are invested in corporate bonds and money market funds that have maximum stated maturities of 2 years. As of December 31, 2011, the fair value of these long-term marketable securities was $149 million.

As of December 31, 2011, our debt and capital lease obligations were $2 billion, which reflects a debt discount adjustment of $75 million on our 6.00% Notes and 8.125% Notes. The principal amount outstanding of our 5.75% Notes of $485 million matures in August 2012. We have classified this amount as current portion of long term debt on our balance sheet. We may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of our 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, we will pay off the outstanding amount of our 5.75% Notes at maturity.

For 2011, our adjusted free cash flow was $528 million. Adjusted free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash provided by operating activities of $382 million and adding an amount of $396 million, which represents payments made by certain of our distributor customers during 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties, which we describe in further detail below. We adjusted the resulting amount of $778 million by subtracting capital expenditures, which were $250 million for 2011. When compared to adjusted free cash flow of $355 million in 2010, the increase was attributable to a higher GAAP net cash provided by operating activities, which increased by $794 million, partially offset by an increase of $102 million in capital expenditures, and a decrease of $519 million in payments made by our distributor customers to the IBM Parties in 2011 as compared to 2010. Our capital expenditures increased in 2011 compared to 2010 primarily due to the implementation of a financial transformation project to improve operational efficiency and also due to the acquisition of a new data center. We terminated our financing arrangement with the IBM Parties in February 2011. We did not make any adjustments to GAAP net cash provided by operating activities related to this financing arrangement in the third or fourth quarters of 2011 because there were no outstanding invoices, and we do not intend to do so in future periods.

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

We believe that cash, cash equivalents and marketable securities balances as of December 31, 2011, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months.

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

Auction Rate Securities

As a result of the uncertainties in the credit markets as mentioned above, all of our auction rate securities (ARS) were negatively affected and auctions for these securities failed to settle on their respective settlement dates since February 2008. However, there have been no defaults, and we have received all interest payments as they became due.

During 2011, we received proceeds of $21 million upon the redemption of ARS that had a carrying value of $19 million.

As of December 31, 2011, the par value of our ARS was $45 million, with an estimated fair value of $38 million. Total ARS, at fair value, represented 2% of our total investment portfolio as of December 31, 2011.

Based on the recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as marketable securities as of December 31, 2011. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash provided by operating activities was $382 million in 2011. Net income of $491 million was adjusted for non-cash charges consisting primarily of $317 million of depreciation and amortization expense, a $209 million impairment charge on our investment in GF, $90 million of stock based compensation expense, and $21 million of interest expense related to our 6.00% Notes and our 8.125% Notes. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at December 31, 2011 compared to December 25, 2010 included an increase in accounts receivable of $347 million, which included the non-cash impact of our previous financing arrangements with the IBM Parties. During 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased $49 million. This decrease was primarily due to timing of sales and collections during 2011. There was also a decrease in prepaid expenses and other assets of $115 million primarily due to the receipt of the final settlement payment from Samsung of $117 million.

Net cash used in operating activities was $412 million in 2010. Net income of $471 million was adjusted for non-cash charges consisting primarily of a $462 million loss from the application of the equity method of accounting for our investment in GF, $383 million of depreciation and amortization expense, $87 million of stock-based compensation expense, $30 million of interest expense related to our 6.00% Notes and our 8.125% Notes and a $24 million net loss related to our repurchase of an aggregate of $1,016 million principal amount of our 6.00% Notes for $1,011 million in cash. These charges were partially offset by a one-time, non-cash gain of $325 million related to the deconsolidation of GF, amortization of foreign grants of $16 million and a net gain of $17 million from the sale of marketable securities. The net changes in operating assets at December 25, 2010 compared to December 26, 2009 included an increase in accounts receivable of $1,138 million, which included the non-cash impact of our financing arrangement with the IBM Parties. During 2010, the IBM Parties collected approximately $915 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable increased $223 million. This increase was primarily due to the introduction and sale of new products towards the end of 2010 and the timing of the related collections. Excluding the effects of the deconsolidation of GF, there was also a decrease in accounts payable, accrued liabilities and other of $184 million, primarily due to the timing of payments. Accounts payable to GF increased by $55 million due to the timing of payments during 2010.

Net cash provided by operating activities was $473 million in 2009, which included $1.2 billion from the settlement of our litigation with Intel. Net income of $293 million was adjusted for non-cash charges consisting primarily of $1.1 billion of depreciation and amortization expense, $121 million of interest expense primarily related to GF’s Class A Notes and Class B Notes and our 6.00% Notes, $75 million of stock-based compensation expense, a $28 million net loss from the sale and disposal of property, plant and equipment and an $11 million net loss primarily related to the redemption of all of our 7.75% Senior Notes due 2012. These charges were offset by a net gain of $180 million related to our repurchase of an aggregate of $344 million principal amount of our 6.00% Notes for $161 million in cash and $1,015 million principal amount of our 5.75% Notes for $1,002 million in cash, amortization of foreign grants and allowances of $110 million and a gain of $28 million from the sale of certain Handheld assets. The net changes in operating assets at December 26, 2009 compared to December 27, 2008 included an increase in accounts receivable of $960 million. During 2009, the IBM Parties collected approximately $535 million from our distributor customers pursuant to the financial arrangement described above. Without considering the collections by the IBM Parties of the accounts receivables that we sold to them, the increase in accounts receivable was $425 million. This increase was primarily due to timing of sales and collections during 2009. There was also a decrease in accounts payable and accrued liabilities of $105 million, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of payments.

Investing Activities

Net cash used in investing activities was $113 million in 2011. We had a net cash outflow of $234 million for the purchase and sale of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GFS to GF. The net cash outflows were partially offset by a net cash inflow of $140 million for purchase, sale, and maturity of available-for-sale securities.

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

Financing Activities

Net cash used in financing activities was $6 million in 2011 as a result of payments of $202 million to repurchase $200 million aggregate principal amount of our 6.00% Notes. This amount was partially offset by $170 million of proceeds from our former financing arrangement with the IBM parties, $20 million in proceeds from foreign grants from the Canadian government for research and development activities related to our AMD Fusion products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities, and $18 million from the exercise of employee stock options. During 2011, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was $484 million in 2010 primarily as a result of proceeds of $988 million from our former financing arrangement with the IBM Parties, $490 million from the sale and issuance of $500 million aggregate principal amount of the 7.75% Notes, $19 million in proceeds from foreign grants from the Canadian government for research and development activities related to our Fusion products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $15 million from the exercise of employee stock options. These amounts were partially offset by payments of $1,011 million to repurchase $1,016 million aggregate principal amount of our 6.00% Notes. During 2010, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Net cash provided by financing activities was $1.5 billion in 2009 primarily as a result of proceeds of $2.3 billion from the issuance of GF’s Class A Notes, Class B Notes, Class A Preferred Shares and Class B Preferred Shares, of which $1.6 billion constituted cash proceeds to GF, proceeds of $605 million from our former financing arrangement with the IBM Parties, proceeds of $440 million from the issuance of $500 million aggregate principle of 8.125% Notes, proceeds of $15 million from a revolving credit line between our subsidiary in China and China Merchant Bank, proceeds of $125 million from the sale of 58 million shares of AMD common stock and warrants to purchase 35 million shares of AMD common stock at an exercise price of $0.01 per share to WCH in connection with the formation of the GF manufacturing joint venture, and proceeds from grants and allowances from the Federal Republic of Germany and the State of Saxony of $55 million for GF’s Dresden manufacturing facilities. These amounts were partially offset by payments to Leipziger Messe of $180 million to repurchase its partnership interests in our former subsidiary in Dresden, Germany, AMD Fab 36 KG, $67 million related to the guaranteed rate of return on these partnership interests and $10 million related to a call option premium to Leipziger Messe for the early repurchase of these partnership interests. Net cash provided by financing activities was also partially offset by $1.8 billion of payments on certain debt and capital lease obligations, primarily consisting of $1,002 million to repurchase $1,015 million aggregate principal amount of our 5.75% Notes, $398 million to redeem $390 million aggregate principal amount of our 7.75% Senior Notes due 2012 and $161 million to repurchase $344 million aggregate principal amount of our 6.00% Notes. During 2009, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of December 31, 2011, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2012	2013	2014	2015	2016	2017 and beyond
5.75% Convertible Senior Notes due 2012	$485	$485	$—	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015(1)	580	—	—	—	580	—	—
8.125% Senior Notes due 2017(1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	21	—	19	1	—	—	1
Aggregate interest obligation(2)	714	133	114	114	94	79	180
Capital lease obligations(3)	31	6	6	6	6	6	1
Operating leases	175	36	32	29	24	17	37
Purchase obligations(4)	374	302	38	21	13	—	—
Total contractual obligations	$3,380	$962	$209	$171	$717	$102	$1,219

(1)	Represents aggregate principal amount of the notes, without the effect of associated discounts.
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

As of December 31, 2011, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

We may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of our 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, we will pay off the outstanding amount of our 5.75% Notes at maturity.

See Note 10 of “Notes to Consolidated Financial Statements,” below, for additional information regarding the 5.75% Notes.

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

In 2011, we repurchased $200 million in aggregate principal amount of our 6.00% Notes in open market transactions for $202 million. As of December 31, 2011, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $546 million, net of debt discount of $34 million.

We may elect to purchase or otherwise retire the balance of the 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

See Note 10 of “Notes to Consolidated Financial Statements,” below, for additional information regarding the 6.00% Notes.

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

As of December 31, 2011, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $459 million, net of debt discount of $41 million.

We may elect to purchase or otherwise retire the 8.125% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding the 8.125% Notes.

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

As of December 31, 2011, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

We may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

See Note 10 of “Notes to Consolidated Financial Statements,” below, for additional information regarding the 7.75% Notes.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $5 million related to employee benefit obligations and $16 million of payments due under certain software and technology licenses that will be paid through 2014.

Other long-term liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 31, 2011, primarily consisted of $17 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities was $4 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our consolidated balance sheet at December 31, 2011. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of any settlement with the taxing authority, if any.

Capital Lease Obligations

As of December 31, 2011, we had aggregate outstanding capital lease obligations of $26 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions, we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of December 31, 2011 were $175 million.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. Total non-cancelable purchase obligations, other than those to GF under the WSA, as of December 31, 2011 were $374 million.

We currently estimate that we will pay GF approximately $1.5 billion in 2012 for wafer purchases. These 2012 estimated costs are based in part on our current expectations regarding GF’s manufacturing yields and wafer volumes, and the successful conclusion of our negotiations with GF and ATIC related to a second amendment to the WSA, including the pricing methodology. Costs are also impacted by variations in yields and several other factors including our current expectations regarding demand for our products. In addition, we estimate that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $71 million in 2012. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material.

Receivable Financing Arrangement

In 2011, we received proceeds of approximately $170 million from the sale of accounts receivable under the receivable financing arrangement with the IBM Parties. The IBM Parties collected approximately $396 million from our distributor customers participating in the financing arrangement. We terminated our financing arrangement with the IBM Parties in February 2011 and did not make any adjustments to GAAP net cash provided by operating activities related to this financing arrangement in the third or fourth quarters of 2011 because there were no outstanding invoices, and we do not intend to do so in future periods.

Guarantees of Indebtedness Not Recorded on our Consolidated Balance Sheet

Fab 36 Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders (the Fab 36 Term Loan), and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of our former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, we also amended the terms of the related guarantee agreement such that we and GF were joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. On March 31, 2011, GF fully repaid the amounts outstanding under the Fab 36 Term Loan. We were not required to make any payments under the related guarantee agreement.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In 2010, our limited partnership interests in AMTC and BAC were transferred to an affiliate of GF.

AMD, GF and Toppan Photomasks Germany GmbH guaranteed AMTC’s rental obligations relating to a portion of the BAC facility. Our portion of the guarantee was made on a joint and several basis with GF. GF separately agreed to indemnify us under certain circumstances if we were called upon to make any payments under the guarantee granted by us.

The BAC term loan was fully repaid in December 2011, and as a result the AMTC rental contract guarantee terminated. We were not required to make any payments under the guarantee.

In addition, AMD and GF were joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In December 2011, we were released from the guarantee. We were not required to make any payments under the guarantee.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2011, our investment portfolio consisted primarily of time deposits, money market funds, commercial paper, ARS, and corporate bonds. With the exception of our ARS, these investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 31, 2011, all of our outstanding debt has fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

We will continue to monitor our exposure to interest rate risk.

Default Risk. We mitigate default risk in our investment portfolio by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes investments in debt and marketable equity securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and strive to preserve our invested funds by limiting default risk and market risk.

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 31, 2011, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We believe the current credit market difficulties do not have a material impact on our financial position. However, a future degradation in credit market conditions could have a material adverse effect on our financial position.

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected and auctions for these securities failed to settle on their respective settlement dates since February 2008. As of December 31, 2011, we had approximately $38 million of investments in ARS. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total	2011 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$1	$—	$—	$—	$—	$—	$1	$1
Weighted-average rate	0.51%	—	—	—	—	—	0.51%
Variable rate amounts	$738	$—	$—	$—	$—	$—	$738	$738
Weighted-average rate	0.09%	—	—	—	—	—	0.09%
Marketable securities
Fixed rate amounts	$858	$—	$—	$—	$—	$—	$858	$858
Weighted-average rate	0.49%	—	—	—	—	—	0.49%
Variable rate amounts	$—	$—	$—	$—	$—	$45	$45	$38
Weighted-average rate	—	—	—	—	—	1.88%	1.88%
Long-term investments:
Fixed rate amounts	$7	$133	$—	$—	$—	$—	$140	$140
Weighted-average rate	0.85%	1.08%	—	—	—	—	1.02%
Variable rate amounts	$19	$—	$—	$—	$—	$—	$19	$19
Weighted-average rate	0.13%	—	—	—	—	—	0.13%
Total Investment Portfolio	$1,623	$133	$—	$—	$—	$45	$1,801	$1,794
Debt Obligations
Fixed rate amounts	$485	$—	$—	$546	$—	$959	$1,990	$2,109
Weighted-average rate	5.75%	—	—	8.00%	—	8.82%	7.86%	7.30%
Total Debt Obligations	$485	$—	$—	$546	$—	$959	$1,990	$2,109

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

In applying our strategy, from time to time, we use foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies, primarily the Canadian dollar. We designate these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules, and evaluate hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

During the first quarter of 2011, we reassessed our hedging needs related to our Euro foreign exchange contracts and liquidated our Euro currency forward contracts. As a result, during 2011, we recorded a gain of $6 million in other income (expense), net, in our consolidated statement of operations. We may economically hedge any material Euro exposure by entering into Euro currency forward contracts we identify in the future.

We also use, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries, primarily those denominated in Canadian dollars. We do not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

The following table provides information about our foreign currency forward contracts as of December 31, 2011 and December 25, 2010. All of our foreign currency forward contracts mature within 12 months.

	December 31, 2011			December 25, 2010
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$141	1.0067	$(2)	$155	1.0176	$1
Euro	—	—	—	147	1.3486	(4)
Total	$141		$(2)	$302		$(3)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions, except per share amounts)
Net revenue	$6,568	$6,494	$5,403
Cost of sales	3,628	3,533	3,131
Gross margin	2,940	2,961	2,272
Research and development	1,453	1,405	1,721
Marketing, general and administrative	992	934	994
Legal settlement	—	(283)	(1,242)
Amortization of acquired intangible assets	29	61	70
Restructuring charges (reversals), net	98	(4)	65
Operating income	368	848	664
Interest income	10	11	16
Interest expense	(180)	(199)	(438)
Other income (expense), net	(199)	311	166
Income (loss) before equity income (loss) and dilution gain in investees and income taxes	(1)	971	408
Provision (benefit) for income taxes	(4)	38	112
Equity income (loss) and dilution gain in investee, net	492	(462)	—
Income from continuing operations	495	471	296
Loss from discontinued operations, net of tax	(4)	—	(3)
Net income	491	471	293
Net income attributable to noncontrolling interest	—	—	83
Class B preferred accretion	—	—	(72)
Net income attributable to AMD common stockholders	$491	$471	$304
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$0.68	$0.66	$0.46
Discontinued operations	(0.01)	—	—
Basic net income (loss) attributable to AMD common stockholders per common share	$0.68	$0.66	$0.46
Diluted
Continuing operations	$0.67	$0.64	$0.45
Discontinued operations	(0.01)	—	—
Diluted net income attributable to AMD common stockholders per common share	$0.66	$0.64	$0.45
Shares used in per share calculation
Basic	727	711	673
Diluted	742	733	678

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 25, 2010
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$869	$606
Marketable securities	896	1,183
Total cash and cash equivalents and marketable securities	1,765	1,789
Accounts receivable, net	919	968
Inventories, net	476	632
Prepaid expenses and other current assets	69	205
Total current assets	3,229	3,594
Long-term marketable securities	149	—
Property, plant and equipment, net	726	700
Investment in GLOBALFOUNDRIES	278	—
Goodwill	323	323
Other assets	249	347
Total assets	$4,954	$4,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363	$376
Accounts payable to GLOBALFOUNDRIES	177	205
Accrued liabilities	550	698
Deferred income on shipments to distributors	123	143
Other short-term obligations	—	229
Current portion of long-term debt and capital lease obligations	489	4
Other current liabilities	72	19
Total current liabilities	1,774	1,674
Long-term debt and capital lease obligations, less current portion	1,527	2,188
Other long-term liabilities	63	89
Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 31, 2011 and December 25, 2010; shares issued: 706 shares on December 31, 2011 and 691 on December 25, 2010; shares outstanding: 698 shares on December 31, 2011 and 683 on December 25, 2010	7	7
Additional paid-in capital	6,672	6,575
Treasury stock, at cost (9 shares on December 31, 2011 and 8 shares on December 25, 2010)	(107)	(102)
Accumulated deficit	(4,977)	(5,468)
Accumulated other comprehensive income (loss)	(5)	1
Total stockholders’ equity	1,590	1,013
Total liabilities and stockholders’ equity	$4,954	$4,964

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2011

(In millions)

	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 27, 2008	609	$6	$6,354	$(97)	$(6,244)	$108	$127
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	304	—	304
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	14	14
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	(1)	(1)
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	29	29
Minimum pension liability	—	—	—	—	—	4	4

Total other comprehensive income							46

Total comprehensive income							350

Employee stock plans	4	—	2	(1)	—	—	1
Compensation recognized under employee stock plans	—	—	75	—	—	—	75
Common stock and warrants issued, net of issuance cost	58	1	124	—	—	—	125
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(27)	—	—	—	(27)
Others	—	—	(4)	—	1	—	(3)
December 26, 2009	671	7	6,524	(98)	(5,939)	154	648
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	471	—	471
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	(16)	(16)
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	4	4
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	1	1
Net change in cumulative translation adjustments related to GF	—	—	—	—	—	(142)	(142)

Total other comprehensive income							(153)

Total comprehensive income							318

Employee stock plans	5	—	15	(4)	—	—	11
Compensation recognized under employee stock plans	—	—	87	—	—	—	87
Common stock and warrants issued, net of issuance cost	7	—	—	—	—	—	—
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(57)	—	—	—	(57)
Others	—	—	6	—	—	—	6
December 25, 2010	683	7	6,575	(102)	(5,468)	1	1,013

	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Comprehensive income:
Net income attributable to AMD common stockholders	—	—	—	—	491	—	491
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of taxes of $0	—	—	—	—	—	1	1
Net change in unrealized loss on cash flow hedges, net of taxes of $0	—	—	—	—	—	(8)	(8)
Net change in cumulative translation adjustments related to GF	—	—	—	—	—	1	1

Total other comprehensive income							(6)

Total comprehensive income							485

Employee stock plans	15	—	18	(5)	—	—	13
Compensation recognized under employee stock plans	—	—	90	—	—	—	90
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(9)	—	—	—	(9)
Others	—	—	(2)	—	—	—	(2)
December 31, 2011	698	$7	$6,672	$(107)	$(4,977)	$(5)	$1,590

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Cash flows from operating activities:
Net income	$491	$471	$293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (gain) loss of investee	(492)	462	—
Gain on deconsolidation of GLOBALFOUNDRIES	—	(325)	—
Impairment related to the GLOBALFOUNDRIES investment	209	—	—
Depreciation and amortization	317	383	1,128
Deferred income taxes	(6)	(5)	130
Amortization of foreign grant and allowance income	(1)	(16)	(110)
Compensation recognized under employee stock plans	90	87	75
Non-cash interest expense	21	30	121
Net gain on sale of marketable securities	(4)	(17)	—
Net (gain) loss on debt redemption	6	24	(169)
Other	3	(11)	44
Changes in operating assets and liabilities:
Accounts receivable	(347)	(1,138)	(960)
Inventories	157	(144)	89
Prepaid expenses and other current assets	115	(97)	(17)
Other assets	(1)	11	(18)
Accounts payables, accrued liabilities and other	(148)	(182)	(133)
Accounts payable to GLOBALFOUNDRIES	(28)	55	—
Net cash provided by (used in) operating activities	382	(412)	473
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,586)	(1,800)	(1,486)
Purchases of property, plant and equipment	(250)	(148)	(466)
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	—	(904)	—
Proceeds from sale of certain Handheld assets	—	—	58
Proceeds from sale and maturity of available-for-sale securities	1,726	1,640	603
Proceeds from sale and maturity of trading securities	—	69	14
Proceeds from sale of property, plant and equipment	16	1	—
Other	(19)	19	4
Net cash used in investing activities	(113)	(1,123)	(1,273)
Cash flows from financing activities:
Proceeds from issuance of GLOBALFOUNDRIES convertible notes	—	—	1,269
Proceeds from issuance of preferred securities of GLOBALFOUNDRIES	—	—	1,091
Proceeds from borrowings, net of issuance cost	170	1,520	1,060
Proceeds from issuance of AMD common stock	18	15	125
Net proceeds from foreign grants and allowances	20	19	55
Repurchase of noncontrolling interest	—	—	(158)
Repayments of debt and capital lease obligations	(209)	(1,074)	(1,820)
Payments on return of noncontrolling interest contributions	—	—	(67)
Payments under silent partner obligation	—	—	(32)
Other	(5)	4	1
Net cash provided by (used in) financing activities	(6)	484	1,524
Net increase (decrease) in cash and cash equivalents	263	(1,051)	724
Cash and cash equivalents at beginning of year	606	1,657	933
Cash and cash equivalents at end of year	$869	$606	$1,657
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$152	$164	$319
Income taxes	$9	$12	$14
Non-cash financing activities:
Capital leases	$—	$—	$36

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, December 25, 2010 and December 26, 2009

NOTE 1: Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with facilities throughout the world. References herein to the “Company” means AMD and its subsidiaries, and for 2009 also includes GLOBALFOUNDRIES (GF) and its subsidiaries. The Company provides:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and mobile devices, including mobile PCs and tablets, professional workstations and servers; and

(ii)	graphics, video and multimedia products for desktop and mobile devices, including mobile PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

NOTE 2: Summary of Significant Accounting Policies

Fiscal Year. The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2011, 2010 and 2009 ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. Fiscal 2011, 2010 and 2009 consisted of 53, 52 and 52 weeks, respectively.

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

In the beginning of 2010, the Company concluded that it is no longer the primary beneficiary of GF. Accordingly, it ceased consolidating the results of operations and financial position of GF and started accounting for GF under the equity method of accounting. Subsequently, in the beginning of 2011, the Company changed the method of accounting for its investment in GF from the equity method to the cost method of accounting. (See Note 3).

Therefore, users of the Company’s financial statements should consider the effect of the deconsolidation and further the change to the cost method of accounting when comparing 2011 to prior periods.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation of investments in marketable securities and deferred income taxes.

Revenue Recognition. The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book or that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Therefore the Company is unable to estimate the product returns and pricing when the product is sold to the distributors. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for these products within the Company’s standard commercial terms, which are typically net 30 days. The Company records allowances for price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these allowances based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Deferred income on shipments to distributors is revalued at the end of each period based on the change in inventory units at distributors, latest published prices, and latest product costs.

The Company also sells its products to distributors under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain cooperative advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recorded as a reduction of revenue unless they qualify for expense recognition. Shipping and handling costs associated with product sales are included in cost of sales.

Deferred revenue and related product costs were as follows:

	December 31, 2011	December 25, 2010
	(In millions)
Deferred revenue	$202	$254
Deferred cost of sales	(79)	(111)
Deferred income on shipments to distributors	$123	$143

Inventories. Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Inventories on hand in excess of forecasted demand are not valued. Obsolete inventories are written off.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of goodwill is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches.

Impairment of Long-Lived Assets including Acquired Intangible Assets. For long-lived assets other than goodwill, the Company evaluates whether impairment losses have occurred when events and circumstances indicate that the carrying amount of these assets might not be recoverable. The Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined through discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Commitments and Contingencies. From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made. (See Notes 16 and 17).

Restructuring Charges. The Company records restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations (Topic 420). Restructuring charges are primarily comprised of severance costs, contract and program termination costs and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan has been approved. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan.

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

The Company classifies investments in debt securities with maturity of more than three months at the time of purchase as marketable securities on its consolidated balance sheets. Classification of these securities as current versus long-term depends on whether the Company has the intent and ability to sell these securities within 12 months

Derivative Financial Instruments. The Company maintains a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

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

During the first quarter of 2011, the Company reassessed its hedging needs related to its Euro foreign exchange exposure and liquidated its Euro currency forward contracts. The Company may economically hedge any material Euro exposure it identifies in the future by entering into Euro currency forward contracts.

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

Product Warranties. The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD A-Series APU products that are commonly referred to as “processors in a box” and has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

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

Foreign Subsidies. The Company received investment grants in connection with the construction and operation of certain facilities in Asia. Generally, such grants are subject to forfeiture in declining amounts over the life of the agreement if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant grant documents. Accordingly, amounts granted are initially recorded as a receivable until cash proceeds are received. In the period the grant receivable is recorded, a current and long-term liability is also recorded which is subsequently amortized as a reduction to cost of sales.

The Company also received an investment grant relating to certain research and development projects. These research and development funds are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the underlying grant agreement are met.

Marketing, Communications and Advertising Expenses. Marketing, communications, and advertising expenses for 2011, 2010 and 2009 were approximately $397 million, $380 million and $313 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share. Basic net income (loss) attributable to AMD common stockholders per share is computed based on the weighted average number of common shares outstanding and 35 million common shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P. (WCH), in connection with the initial GF transaction in 2009. The warrants became exercisable on July 24, 2009.

Diluted net income attributable to AMD common stockholders per share is computed based on the weighted average number of common shares outstanding plus any potentially dilutive common shares outstanding. Potentially dilutive common shares include stock options, restricted stock units and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income attributable to AMD common stockholders per share:

	2011	2010	2009
	(In millions, except per share amounts)
Numerator—Net income (loss):
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from continuing operations	$495	$471	$307
Numerator for basic and diluted income (loss) attributable to AMD common stockholders from discontinued operations	$(4)	$—	$(3)
Denominator—Weighted average common shares:
Denominator for basic net income (loss) attributable to AMD common stockholders per share	727	711	673
Effect of potentially dilutive common shares:
Employee stock options and restricted stock units	15	22	5
Denominator for diluted net income (loss) attributable to AMD common stockholders per share	742	733	678
Net income (loss) attributable to AMD common stockholders per common share:
Basic
Continuing operations	$0.68	$0.66	$0.46
Discontinued operations	(0.01)	—	—
Basic net income attributable to AMD common stockholders per share	$0.68	$0.66	$0.46
Diluted
Continuing operations	$0.67	$0.64	$0.45
Discontinued operations	(0.01)	—	—
Diluted net income attributable to AMD common stockholders per share	$0.66	$0.64	$0.45

Potential common shares (i) from outstanding stock options and restricted stock units totaling approximately 33 million, 17 million and 43 million, and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million, 24 million and 73 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively, were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss). Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in other comprehensive income (loss).

The following are the components of accumulated other comprehensive income:

	2011	2010
	(In millions)
Net unrealized holding losses on available-for-sale securities, net of taxes of $0 in 2011 and 2010.	$—	$(1)
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $0 in 2011 and 2010.	(5)	3
Cumulative translation adjustments	—	(1)
	$(5)	$1

Stock-Based Compensation. The Company estimates stock-based compensation cost for stock options at the grant date based on the award’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock units, fair value is based on the closing price of the Company’s common stock on the grant date. The expense is recognized using the single option method which is ratable on a straight-line basis over the requisite service period.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012. The adoption of this standard will not materially impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company adopted this standard during the first quarter of 2012. The adoption of this standard will only impact the presentation format of the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard during the first quarter of 2012. The adoption of this standard will not materially impact the Company’s consolidated financial statements.

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

Based on the structure of the transaction, pursuant to the guidance on accounting for interests in variable interest entities, during 2009, GF was considered to be a variable interest entity of the Company and the Company was deemed to be the primary beneficiary. Therefore, the Company was required to consolidate the accounts of GF from March 2, 2009 through December 26, 2009. For this period, ATIC’s noncontrolling interest, represented by its equity interests in GF, was presented outside of stockholders’ equity in the Company’s consolidated balance sheet due to ATIC’s right to put those securities back to the Company in the event of a change of control of AMD during the two years following the Closing. The Company’s net income attributable to its common stockholders per share consisted of its consolidated net income, as adjusted for (i) the portion of GF’s losses attributable to ATIC, which was based on ATIC’s proportional ownership interest in GF’s Class A Preferred Shares (17% in 2009), and (ii) the non-cash accretion on GF’s Class B Preferred Shares attributable to the Company, based on its proportional ownership interest of GF’s Class A Preferred Shares (83% in 2009).

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the WSA), certain terms of which are summarized below.

Shareholders’ Agreement. The Shareholders’ Agreement sets forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. After the Reconciliation Event, the number of directors a GF shareholder may designate increases or decreases according to the percentage of GF’s shares it owns on a fully diluted basis. The Company had the right to designate three directors to the GF Board as of December 26, 2009. If a change of control of AMD occurs after the Reconciliation Event, ATIC will have the option to purchase in cash any or all of the GF securities (valued at their fair market value) held by the Company and its permitted transferees, ATIC can require us or the other party to the change in control transaction to assume a pro-rata portion of ATIC’s funding commitment under the Funding Agreement until 2013, and ATIC can require the other party to the change in control transaction to guarantee all of our obligations under the transaction documents.

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

ATIC’s obligations to provide funding are subject to certain conditions, including the accuracy of GF’s representations and warranties in the Funding Agreement, the absence of a material adverse effect on GF or AMD and the absence of a material breach or default by GF or AMD under the provisions of any transaction document. There are additional funding conditions which are set forth in more detail in the Funding Agreement.

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

Wafer Supply Agreement. The WSA governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, during 2010, the Company purchased substantially all of its microprocessor unit (MPU) product requirements from GF. During 2010, the Company paid GF for wafers on a cost-plus basis. If the Company acquires a third-party business that manufactures MPU products, it will have up to two years to transition the manufacture of such MPU products to GF. In addition, once GF establishes certain specific qualified processes for bulk silicon wafers, the Company will purchase from GF, where competitive, specified percentages of its GPU requirements. At its request, GF will also provide sort services to the Company on a product-by-product basis.

The Company will provide GF with binding product forecasts of its MPU and GPU product requirements. The price for GPU products will be determined by the parties when GF is able to begin manufacturing GPU products for the Company.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor products will remain as set forth in the WSA, but the Company’s purchase commitments to GF will no longer apply.

Governance Changes, Funding and Accounting in 2010

Deconsolidation of GF

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with the Company’s consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provided for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009 prior to obtaining any regulatory approvals, the Company agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF Board approval. Additionally, if any such matters came before the GF Board, the Company agreed that its designated GF directors will vote in the same manner as the majority of ATIC-designated GF Board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes the Company no longer shared the control with ATIC over GF. Based on its fully diluted ownership interest in GF, the Company had the right to designate two directors to the GF Board of Directors as of December 25, 2010.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. This new guidance became effective for the Company beginning the first day of 2010. Under the new guidance, the investor who is deemed to both (i) have the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and (ii) be exposed to losses and returns will be the primary beneficiary who should then consolidate the variable interest entity. The Company evaluated whether the governance changes described above would, pursuant to the new guidance, affect its consolidation of GF. The Company considered the purpose and design of GF, the activities of GF that most significantly affect the economic performance of GF and the concept of “who has the power,” as contemplated by the new guidance. Based on the results of this evaluation and in light of the governance changes whereby the Company believes it only had protective rights relative to the operations of GF, the Company concluded that the other investor in GF, ATIC, is the party who has the power to direct the activities of GF that most significantly impact GF’s performance and is, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF and during fiscal 2010 it accounted for its ownership interest in GF under the equity method of accounting. Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. During the first quarter of 2010, the Company completed a valuation analysis to determine the initial fair value of its investment in GF. In determining the fair value, the Company used a combination of the income approach and the market approach.

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

Funding of GF

Pursuant to each GF funding request from the beginning of 2010 through November 17, 2010, the equity securities issued by GF consisted of 20% of Class A Preferred Shares and 80% of Class B Preferred Shares. On November 24, 2010, the Company, ATIC and GF signed a letter agreement regarding future funding of GF. Pursuant to this letter agreement, the parties agreed that the securities to be issued in consideration of any GF funding would consist solely of GF’s Class A Preferred Shares. In addition, the purchase price per Class A Preferred Share would be determined by dividing GF’s net tangible assets (derived from its most recent fiscal year-end audited consolidated balance sheet) by GF’s total number of outstanding preferred shares (assuming the conversion of any outstanding GF Class A subordinated convertible notes into Class A Preferred Shares and Class B subordinated convertible notes into Class B Preferred Shares) as of the date of the balance sheet referred to above and multiplying by 1.10. Prior to the letter agreement, the funding multiple was 0.90.

During 2010, ATIC contributed $930 million of cash to GF in exchange for GF securities consisting of 444,313 Class A Preferred shares and 617,695 Class B Preferred shares. The Company did not participate in the fundings. As a result, its ownership interest in GF’s Class A Preferred shares decreased from approximately 83% as of December 26, 2009 to approximately 62% as of December 25, 2010, and the Company’s ownership interest in GF was approximately 23% on a fully diluted basis. These contributions resulted in an aggregate gain on the Company’s ownership interest dilution of $232 million, which was recorded as part of the equity in net loss of investee line item on the consolidated statement of operations.

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

As of December 25, 2010, the Company’s investment in GF was reflected as a liability in the consolidated balance sheet with a balance of $7 million. This amount primarily reflects the accumulated loss that the Company has recognized in excess of the value of its investment in GF since the Company began accounting for GF under the equity method of accounting. Based on the current structure of the Company’s Wafer Supply Agreement, its guarantee of certain GF indebtedness, its ownership interest in GF and governance relationship with GF, the Company concluded that it was required to continue to record its share of the equity loss in excess of the carrying amount of its investment balance throughout 2010.

Contribution Agreement, Funding and Accounting in 2011; Amended Shareholders’, Funding and Wafer Supply Agreements

GLOBALFOUNDRIES Singapore Pte. Ltd. (GFS, formerly Chartered) Contribution in Fiscal 2011

On December 27, 2010, pursuant to the Contribution Agreement, ATIC II, contributed all of the outstanding Ordinary Shares of GFS to GF in exchange for 2,808,981 newly issued shares of GF Class A Preferred Shares. The issuance of Class A Preferred Shares to ATIC International diluted the Company’s ownership interest in GF from 23% to 14% on a fully diluted basis and from 34% to 18% on a voting basis. As the result of this dilution, during the first quarter of 2011 and the year ended December 31, 2011, the Company recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net. In connection with the Company’s reduced ownership interest in GF, the number of AMD-designated directors on GF’s board decreased from two to one.

In connection with this contribution, the Company amended and restated the Shareholders’ Agreement and the Funding Agreement.

Amended Shareholders’ Agreement

On December 27, 2010, the Company amended the Shareholders’ Agreement. Under the Amended and Restated Shareholders’ Agreement, subject to certain exceptions set forth in the agreement, the Company has the right to designate one representative to the GF board of directors, which continues for two years following the date on which the Company’s ownership in GF, on a fully converted to GF ordinary shares basis, falls below 10%. The Company’s ownership in GF, on a fully diluted basis, fell below 10% in September 2011. Therefore, the Company will no longer be able to designate a representative to the GF board of directors in September 2013.

Amended Funding Agreement

On December 27, 2010, the Company amended the Funding Agreement to implement the provisions of the November 24, 2010 letter agreement described above.

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

Under the cost method of accounting, the Company no longer recognizes any share of GF’s net income or loss in its consolidated statement of operations. In addition, the Company reviews the carrying value of its investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant changes in the market conditions in which GF operates, and GF’s ability to continue as a going concern.

Funding of GF

During 2011, ATIC contributed $4.4 billion of cash to GF in exchange for GF securities consisting of 4,386,257 Class A Preferred shares. The Company did not participate in the fundings. As a result, its ownership interest in GF’s Class A Preferred shares decreased from approximately 62% as of December 25, 2010, to approximately 12% as of December 31, 2011, and as of December 31, 2011, the Company’s ownership interest in GF was 9% on a fully diluted basis. Since the formation of GF through December 31, 2011, ATIC contributed an aggregate of $5.6 billion of cash to GF in exchange for GF securities.

Impairment of investment in GF

During the fourth quarter of 2011, the Company identified indicators of impairment, including revised financial projections received from GF. The fair value of the Company’s GF investment was determined by a valuation analysis of GF’s Class A Preferred Shares, utilizing the revised financial projections. The Company concluded the decline in fair value is other than temporary. As a result of the valuation analysis, the Company recorded a non-cash impairment charge of approximately $209 million, based on the difference between the carrying value and the fair value of the investment as of December 31, 2011. As of December 31, 2011, the Company’s investment balance in GF after impairment was $278 million.

Amended Wafer Supply Agreement. Pursuant to the WSA, the Company is required to purchase all of its microprocessor unit and APU product requirements from GF with limited exceptions. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for the Company’s microprocessors, including APU products. The amendment also modified the Company’s existing commitments regarding the production of certain graphics processing unit (GPU) and chipset products at GF. Pursuant to the amendment, GF has committed to provide the Company with, and the Company has committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. The Company paid GF a fixed price for 45nm wafers delivered in 2011. The Company’s price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, the Company also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF meets specified conditions related to continued availability of 32nm capacity as of the beginning of 2012. Under the current terms of the WSA, in 2012, the Company will compensate GF on a cost plus basis for projected manufacturing capacity that the Company has requested for its microprocessors, including APU products. However, the Company is currently in the process of negotiating a second amendment to the WSA, including the pricing methodology.

The Company currently estimates that it will pay GF approximately $1.5 billion in 2012 for wafer purchases. These 2012 estimated costs are based in part on the Company’s current expectations regarding GF’s manufacturing yields and wafer volumes and the successful conclusion of its negotiations with GF and ATIC related to a second amendment to the WSA, including the pricing methodology. Costs are also impacted by variations in yields and several other factors including its current expectations regarding demand for its products. In addition, the Company estimates that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $71 million in 2012. The Company is not currently able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material.

GF continues to be a related party of the Company. The Company’s total expenses related to GF’s wafer manufacturing were $904 million and $1.2 billion in 2011 and 2010, respectively, The Company’s total expenses related to GF’s research and development activities were $79 million and $114 million for 2011 and 2010, respectively. In addition, during the first quarter of 2011, the Company incurred a charge of $24 million related to a payment to GF, primarily for certain manufacturing assets of GF, which did not benefit the Company.

NOTE 4: Noncontrolling Interest

Leipziger Messe and Fab 36 Beteiligungs GmbH, the original unaffiliated limited partners of AMD Fab 36 KG, made considerable contributions to AMD Fab 36 KG, the entity formed to operate the Company’s former fabrication facility, Fab 36 (which the Company transferred to GF in 2009, as described in Note 3). Leipziger Messe and Fab 36 Beteiligungs’ contributions to AMD Fab 36 KG, pursuant to the terms set forth in the partnership agreements entered into in 2004, were recorded in the Company’s financial statements as a noncontrolling interest, based on their fair value. The contributions were not mandatorily redeemable, but rather were subject to redemption outside of the control of the Company. Each accounting period, the Company increased the carrying value of this noncontrolling interest toward the ultimate redemption value of these contributions by the guaranteed rate of return of between 11% and 13%. In 2009, the Company redeemed the remaining unaffiliated limited partnership interest held by Leipziger Messe for $173 million.

The Company also recorded the contributions made by ATIC in connection with the formation of GF as a noncontrolling interest. The table below reflects the changes in noncontrolling interest.

(In millions)
Balance at December 27, 2008	$169
Income attributable to limited partner	4
Redemption of unaffiliated limited partnership interest, Leipziger Messe	(173)
ATIC Contribution
Class A Preferred Shares	218
Class B Preferred Shares	873
GF net loss attributed to noncontrolling interest	(87)
Class B preferred share accretion	72
Balance at December 26, 2009	1,076
Deconsolidation of GF	(1,076)
Balance at December 25, 2010	$—

NOTE 5: Supplemental Balance Sheet Information

Accounts Receivable

	December 31, 2011	December 25, 2010
	(In millions)
Accounts receivable	$921	$972
Allowance for doubtful accounts	(2)	(4)
Total accounts receivable, net	$919	$968

Inventory

	December 31, 2011	December 25, 2010
	(In millions)
Raw materials	$25	$28
Work in process	295	441
Finished goods	156	163
Total inventories, net	$476	$632

Property, plant and equipment

	December 31, 2011	December 25, 2010
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	544	540
Equipment	1,507	1,479
Construction in progress	114	29
	2,196	2,079
Accumulated depreciation and amortization	(1,470)	(1,379)
Total property, plant and equipment, net	$726	$700

Depreciation expense for 2011, 2010 and 2009 was $217 million, $256 million and $948 million, respectively.

Accrued liabilities

	December 31, 2011	December 25, 2010
	(In millions)
Accrued compensation and benefits	$161	$218
Marketing programs and advertising expenses	223	245
Software technology and licenses payable	20	63
Other	146	172
Total accrued liabilities	$550	$698

NOTE 6: Goodwill and Acquired Intangible Assets

Goodwill

The Company recorded goodwill as a result of the ATI acquisition in 2006. The changes in the carrying amounts of goodwill by segment through December 31, 2011 were as follows:

	Computing Solutions	Graphics	All Other	Total
	(In millions)
Initial goodwill	161	1,288	745	2,194
Accumulated impairment losses	(161)	(965)	(745)	(1,871)
Balance at December 31, 2011	$—	$323	$—	$323

The carrying amount of goodwill as of December 31, 2011, December 25, 2010 and December 26, 2009 was $323 million.

Annual Impairment Analyses

In the fourth quarters of 2011 and 2010, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair values exceeded its carrying value by a significant amount, indicating that there was no goodwill impairment.

Acquisition-related intangible assets

The balances of acquisition-related intangible assets as of December 31, 2011, were as follows:

	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
Intangible assets, net at December 26, 2009	$54	$28	$16	$98
Amortization expense	(29)	(27)	(5)	(61)
Intangible assets, net at December 25, 2010	25	1	11	37
Amortization expense	(25)	(1)	(3)	(29)
Intangible assets, net at December 31, 2011	$—	$—	$8	$8

Accumulated amortization of acquired intangible assets as of December 31, 2011 was approximately $540 million.

Estimated future amortization expense related to acquisition-related intangible assets is $4 million in each of 2012 and 2013.

NOTE 7: Financial Instruments

Available-for-sale securities held by the Company as of December 31, 2011 and December 25, 2010 were as follows:

Fair Value
(In millions)
December 31, 2011
Classified as cash equivalents:
Money market funds	$738
Commercial paper	1
Total classified as cash equivalents	$739
Classified as current marketable securities:
Commercial paper	$698
Time deposits	160
Auction rate securities	38
Total classified as current marketable securities	$896
Classified as long-term marketable securities:
Money market funds	$9
Corporate bonds	140
Total classified as long-term marketable securities	$149
Classified as other assets:
Money market funds	$10
Total classified as other assets	$10
December 25, 2010
Classified as cash equivalents:
Money market funds	$405
Commercial paper	51
Total classified as cash equivalents	$456
Classified as marketable securities:
Commercial paper	$983
Time deposits	135
Equity securities	8
Auction rate securities	57
Total classified as marketable securities	$1,183
Classified as other assets:
Money market funds	$29
Equity securities	1
Total classified as other assets	$30

The amortized costs of available-for-sale securities approximates the fair value for the periods presented.

At December 31, 2011 and December 25, 2010, the Company had approximately $10 million and $29 million, respectively, of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized a gain of approximately $4 million on sales of available-for-sale securities of approximately $29 million during 2011. The gain includes approximately $2 million in other income (expense), net from redemption of auction rate securities (ARS) called at par for $21 million with a net carrying amount of $19 million during 2011. The carrying value of the Company’s remaining ARS holdings as of December 31, 2011 was $38 million (par value $45 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months. During 2011, the Company invested $149 million in long-term marketable securities, which the Company intends to hold greater than one year, and does not intend to use in current operations.

The Company realized net gains of $16 million on sales of available-for-sale securities during 2010 and realized a $1 million gain from ARS tender activities during 2010.

All contractual maturities of the Company’s available-for-sale marketable debt securities at December 31, 2011 were within one year except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have maximum stated maturities of 2 years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2011
Assets
Classified as cash equivalents:
Money market funds	$738	$738	$—	$—
Commercial paper	1	—	1	—
Total classified as cash equivalents	$739	$738	$1	$—
Classified as current marketable securities:
Commercial paper	$698	$—	$698	$—
Time deposits	160	—	160	—
Auction rate securities	38	—	—	38
Total classified as current marketable securities	$896	$—	$858	$38
Classified as long-term marketable securities:
Money market funds	$9	$9	$—	$—
Corporate bonds	140	—	140	—
Total classified as long-term marketable securities	$149	$9	$140	$—
Classified as other assets:
Money market funds	$10	$10	$—	$—
Total classified as other assets	$10	$10	$—	$—
Total assets measured at fair value	$1,794	$757	$999	$38
Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(2)	$—	$(2)	$—
Total liabilities measured at fair value	$(2)	$—	$(2)	$—
December 25, 2010
Assets
Classified as cash equivalents:
Money market funds	$405	$405	$—	$—
Commercial paper	51	—	51	—
Total classified as cash equivalents	$456	$405	$51	$—
Classified as marketable securities:
Commercial paper	$983	$—	$983	$—
Time deposits	135	—	135	—
Equity securities	8	8	—	—
Auction rate securities	57	—	—	57
Total classified as marketable securities	$1,183	$8	$1,118	$57
Classified as other assets:
Money market funds	$29	$29	$—	$—
Equity securities	1	1	—	—
Total classified as other assets	$30	$30	$—	$—

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Total assets measured at fair value	$1,669	$443	$1,169	$57
Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(3)	$—	$(3)	$—
Total liabilities measured at fair value	$(3)	$—	$(3)	$—

With the exception of its long-term debt and investment in GF, the Company carries its financial instruments at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities, corporate bonds, and foreign currency derivative contracts are primarily classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable input for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of December 31, 2011 and December 25, 2010, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these activities indicated that the fair value of the ARS remained relatively flat as of December 31, 2011 when compared to the fair value as of December 25, 2010.

The roll-forward of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	December 31, 2011	December 25, 2010
	Auction Rate Securities	Auction Rate Securities	UBS Put Option
	(In millions)
Beginning balance	$57	$159	$2
Redemption at par	(21)	(98)	—
Gain (loss) included in net income (loss)	2	3	(2)
Change in fair value included in other comprehensive income (loss)	—	(7)	—
Ending balance	$38	$57	$—

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	December 31, 2011		December 25, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$485	$490	$—	$—
Long-term debt (excluding capital leases)	$1,505	$1,619	$2,162	$2,326

The fair value of the Company’s short-term debt and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company believes the fair value of its investment in GF approximates its carrying value (described in Note 3). The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 8: Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper and money market auction rate securities of industrial firms and financial institutions are rated A1, P1 or better. Investments in tax-exempt securities, including municipal notes and bonds, and corporate bonds that are rated A, A2 or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 15%, 15% and 14% of the total consolidated accounts receivable balance as of December 31, 2011 and 18%, 11%, and 8% of the total consolidated accounts receivable balance as of December 25, 2010. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit limits, credit lines, monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with four large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 31, 2011, the Company’s obligations under the contracts exceed the counterparties’ obligations by approximately $2 million.

The Company is dependent on certain equipment and materials from a limited number of suppliers and relies on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for its internal back-end manufacturing operations. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of the Company’s graphics products are currently available from only a limited number of sources. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If the Company or its third party manufacturing suppliers are unable to procure certain of these materials, or its foundries are unable to procure materials for manufacturing its products, its business would be materially adversely affected.

NOTE 9: Income Taxes

The provision (benefit) for income taxes consists of:

	2011	2010	2009
	(In millions)
Current:
U.S. Federal	$(3)	$(4)	$(4)
U.S. State and Local	1	—	1
Foreign National and Local	4	47	(13)
Total	$2	$43	$(16)
Deferred:
Foreign National and Local	(6)	(5)	128
Total	$(6)	$(5)	$128
Provision (benefit) for income taxes	$(4)	$38	$112

Income (loss) before income taxes consists of the following:

	2011	2010	2009
	(In millions)
U.S.	$318	$987	$1,472
Foreign	173	(478)	(1,064)
Total pre-tax income	$491	$509	$408

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and December 25, 2010 are as follows:

	December 31, 2011	December 25, 2010
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$991	$948
Deferred distributor income	63	60
Inventory valuation	25	31
Accrued expenses not currently deductible	111	88
Acquired intangibles	427	460
Tax deductible goodwill	375	427
Investments	—	157
Federal and state tax credit carryovers	358	348
Foreign capitalized research and development costs	85	49
Foreign research and development ITC credits	272	265
Discount of convertible notes	59	126
Other	275	289
Total deferred tax assets	3,041	3,248
Less: valuation allowance	(2,978)	(3,223)
	63	25
Deferred tax liabilities:
Capitalized interest	(1)	(4)
Acquired intangibles	—	(1)
Investments	(31)	—
Other	(17)	(7)
Total deferred tax liabilities	(49)	(12)
Net deferred tax assets	$14	$13

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31, 2011 and December 25, 2010 is as follows:

	December 31, 2011	December 25, 2010
	(In millions)
Current deferred tax assets	$1	$—
Non-current deferred tax assets	13	17
Current deferred tax liabilities	—	(4)
Net deferred tax assets	$14	$13

Current deferred tax assets and current deferred tax liabilities are included in captions “Prepaid expenses and other current assets” and “Accrued Liabilities”, respectively, on the consolidated balance sheet. Non-current deferred tax assets and non-current deferred tax liabilities are included in captions “Other assets” and “Other long-term liabilities”, respectively, on the consolidated balance sheet.

As of December 31, 2011, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 31, 2011, in management’s estimate, is not more likely than not to be achieved. In 2011, the net valuation allowance decreased by $245 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and a change in the book to tax basis in investments. In 2010, the net valuation allowance decreased by $56 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and the utilization of foreign research and development credits to offset prior period audit adjustments, net of an increase in U.S. deferred tax assets, primarily for foreign tax credits arising from withholding taxes. In 2009, the net valuation allowance decreased by $93 million primarily for decreases in deferred tax assets related to tax deductible goodwill, intangibles and discount of convertible notes.

As of December 31, 2011 and December 25, 2010, the Company had $202 million and $213 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 31, 2011 and December 25, 2010, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The tax benefit from these deductions will increase capital in excess of par when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 31, 2011. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
US-net operating loss carryovers	$2,703	$224	2012 to 2031
US-credit carryovers	$462	$162	2012 to 2031
Canada-net operating loss carryovers	$187	$187	2025 to 2028
Canada-credit carryovers	$367	$22	2012 to 2031
Canada-R&D pools	$339	$339	no expiration
Barbados-net operating loss carryovers	$305	N/A	2012 to 2017
Other foreign net operating loss carryovers	$15	N/A	various

Utilization of $81 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2011
Statutory federal income tax expense	$172	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(2)	(0.4)%
US valuation allowance utilized	(171)	(34.8)%
Credit monetization	(4)	(0.8)%
	$(4)	(0.8)%
2010
Statutory federal income tax expense	$178	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(24)	(4.7)%
Foreign losses not benefited	51	10.0%
US valuation allowance utilized	(164)	(32.3)%
Alternative minimum tax	(2)	(0.4)%
Credit monetization	(2)	(0.4)%
	$38	7.4%
2009
Statutory federal income tax expense	$147	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(63)	(15.0)%
Foreign losses not benefited	306	73.1%
Foreign benefits not realized	122	29.1%
US special deduction under IRC 186	(396)	(94.5)%
Credit monetization	(5)	(1.2)%
	$112	26.7%

The Company has made no provision for U.S. income taxes on approximately $414 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2011 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $141 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to increase the Company’s net income by $9 million and $7 million, in 2011 and 2010, respectively (less than $.01 per share, diluted). Due to losses, the tax holidays did not impact the Company’s net income in 2009.

A reconciliation of the gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(In millions)
Balance at beginning of year	$42	$166	$180
Increases for tax positions taken in prior years	28	—	11
Decreases for tax positions taken in prior years	(4)	(8)	(18)
Increases for tax positions taken in the current year	8	7	6
Decreases for settlements with taxing authorities	(5)	(119)	(8)
Decreases for lapsing of the statute of limitations	—	(4)	(5)
Balance at end of year	$69	$42	$166

The amount of unrecognized tax benefits that would impact the effective tax rate was $4 million, $8 million, and $11 million as of December 31, 2011, December 25, 2010, and December 26, 2009, respectively. As of December 31, 2011, the Company had $2 million of accrued interest and no accrued penalties related to unrecognized tax benefits. As of December 25, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $10 million and $1 million, respectively. As of December 26, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $16 million and $5 million, respectively. The Company recognizes potential accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.

The Company recorded a reduction of interest expense of $2 million and a decrease of $1 million of penalty expense in its consolidated statement of operations in 2011. The Company recorded a reduction of interest expense of $6 million and a decrease of $4 million of penalty expense in its consolidated statement of operations in 2010. The Company recorded net interest expense of $2 million and a decrease of $24 million of penalty expense in its consolidated statement of operations in 2009. During the 12 months beginning January 1, 2012, the Company expects to reduce its unrecognized tax benefits by approximately $4 million primarily as a result of the expiration of tax holidays. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.

As of December 25, 2010, the Canada Revenue Agency, or CRA, has completed its audit of ATI for the years 2000 through 2004 and issued its final Notice of Assessment. During the second quarter of 2010, the U.S. Internal Revenue Service completed its audit of the U.S. Federal income tax returns for the years ending 2004 through 2006 inclusive. As of December 31, 2011 the German tax authorities completed its audit of AMD’s German subsidiaries for the tax years 2001 through 2004. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 31, 2011.

NOTE 10: Debt and Other Obligations

Long-term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations as of December 31, 2011 and December 25, 2010 consisted of:

	December 31, 2011	December 25, 2010
	(In millions)
5.75% Convertible Senior Notes due 2012	$485	$485
6.00% Convertible Senior Notes due 2015, net of discount	546	723
8.125% Senior Notes due 2017, net of discount	459	454
7.75% Senior Notes Due 2020	500	500
Capital lease obligations	26	30
	2,016	2,192
Less: current portion	489	4
Long-term debt and capital lease obligations, less current portion	$1,527	$2,188

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

As of December 25, 2011, the remaining outstanding aggregate principal amount of the Company’s 5.75% Notes was $485 million. The Company reclassified this amount to current liabilities because the 5.75% Notes mature in the next 12 months.

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

The 5.75% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 5.75% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of its 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, the Company will pay off the outstanding amount of the 5.75% Notes at maturity.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Convertible Senior Notes due 2015(the 6.00% Notes). The 6.00% Notes are general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

In 2011, the Company repurchased $200 million in aggregate principal amount of its 6.00% Notes in open market transactions for $202 million. Prior to 2011, the Company repurchased $1.4 billion in aggregate principal amount of the 6.00% Notes for $1.2 billion. As of December 31, 2011, the outstanding aggregate principal amount of the 6.00% Notes was $580 million and the remaining carrying value was approximately $546 million, net of debt discount of $34 million.

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

For the repurchase of its 6.00% Notes during 2011, the Company allocated $9 million of the $200 million aggregate cash payment to the equity component and reduced the carrying amount of the debt by $191 million.

Information related to equity and debt components:

	December 31, 2011	December 25, 2010
	(In millions)
Carrying amount of the equity component	$162	$171
Principal amount of the 6.00% Notes	580	780
Unamortized discount(1)	(34)	(57)
Net carrying amount	$546	$723
(1)	As of December 31, 2011, the remaining period over which the unamortized discount will be amortized is 40 months.

Information related to interest rates and expense:

	2011	2010	2009
	(In millions, except percentages)
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$45	$93	$117
Interest cost related to amortization of the discount	$11	$20	$25

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

The 6.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.00% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

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

As of December 31, 2011, the outstanding aggregate principal amount of the Company’s 8.125% Notes was $500 million and the remaining carrying value was approximately $459 million, net of debt discount of $41 million.

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

Holders have the right to require the Company to repurchase all or a portion of the Company’s 8.125% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 8.125% Notes, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 8.125% Indenture) may result in the acceleration of the maturity of the 8.125% Notes.

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

The 8.125% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 8.125% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the 8.125% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when it believes the market conditions are favorable to do so.

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

As of December 31, 2011, the outstanding aggregate principal amount of the Company’s 7.75% Notes was $500 million.

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

The 7.75% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 7.75% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

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

Fab 36 Term Loan and Guarantee

In connection with the consummation of the GF manufacturing joint venture transaction on March 2, 2009, the terms of the 700 million euro Term Loan Facility Agreement among AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders (the Fab 36 Term Loan), and other related agreements (collectively, the Fab 36 Loan Agreements) were amended to allow for the transfer of the Company’s former 300-millimeter wafer fabrication facility and its affiliated companies to GF. In addition, the Company also amended the terms of the related guarantee agreement such that the Company and GF were joint guarantors of the borrower’s obligations to the lenders under the Fab 36 Loan Agreements. On March 31, 2011, GF fully repaid the amounts outstanding under the Fab 36 Term Loan. The Company was not required to make any payments under the related guarantee agreement.

Capital Lease Obligations

As of December 31, 2011, the Company had aggregate outstanding capital lease obligations of $26 million for one of its facilities in Canada, which is payable in monthly installments through 2017.

The gross amount of assets recorded under capital leases totaled approximately $23 million as of December 31, 2011 and December 25, 2010, and is included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $12 million and $9 million as of December 31, 2011 and December 25, 2010 respectively.

Future Payments on Long Term Debt and Capital Lease Obligations

As of December 31, 2011, the Company’s long term debt and capital lease payment obligations for each of the next five years and beyond, are:

	Long Term Debt (Principal only)	Capital Leases
	(In millions)
2012	$485	$6
2013	—	6
2014	—	6
2015	580	6
2016	—	6
2017 and beyond	1,000	1
Total	2,065	31
Less: amount representing interest	—	5
Total	$2,065	$26

Other Short-Term Obligations—Receivable Financing Arrangement

In 2011, the Company received proceeds of approximately $170 million from the sale of accounts receivable under the receivable financing arrangement with the IBM Parties. The IBM Parties collected approximately $396 million from the Company’s distributor customers participating in the financing arrangement. The Company terminated the financing arrangement with the IBM Parties in February 2011and there were no outstanding invoices as of December 31, 2011.

NOTE 11: Legal Settlements

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

Graphics Properties Holdings, Inc. (GPHI) v. Nintendo, Acer, Sony, Apple, and Toshiba, Case No. 10-CV-08655 in the Southern District of New York

Under the confidential terms of the Settlement and License Agreement, GPHI notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter. The defendants agreed to joint dismissal. Accordingly, on July 22, 2011, the case was terminated.

Graphics Properties Holdings, Inc. (GPHI) v. Dell, Alienware, Lenovo, Gateway, and Hewlett-Packard, Case No. 10-CV-00992 in the District of Delaware

Under the confidential terms of the Settlement and License Agreement, GPHI notified the defendants that the Settlement and License Agreement (as described above) entered into by AMD and GPHI immunizes the defendants from GPHI’s allegations of infringement as to AMD graphics products and designs in that case and requested the defendants’ agreement to the joint dismissal of the claims and counterclaims asserted in this litigation matter. The defendants agreed to joint dismissal. Accordingly, on May 2, 2011, the case was terminated.

Samsung Settlement

In the fourth quarter of 2010, the Company entered into a Patent License and Settlement Agreement with Samsung to end all outstanding legal disputes related to pending patent litigation between the Company and Samsung. Pursuant to this agreement, all claims between the parties were dismissed with prejudice and Samsung agreed to pay the Company $283 million less any withholding taxes not to exceed a maximum rate of 16.5%. The Company received the first payment of $119 million (which represents $143 million less withholding taxes) in December 2010. The remaining amount of $117 million (which represents $140 million less withholding taxes) was paid in two equal installments in May 2011 and in November 2011. In addition, pursuant to the settlement agreement, Samsung granted to the Company, and the Company granted to Samsung, non-exclusive, royalty-free licenses to all patents and patent applications for ten years after the effective date of the Agreement to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world.

This settlement encompassed all patent litigation and disputes between the parties. At the time the Company entered into the Agreement, it did not have any future obligations that it was required to perform in order to earn this settlement payment. Accordingly, the Company recognized the entire settlement amount in its 2010 operating results.

Intel Settlement

In the fourth quarter of 2009, Intel Corporation and the Company entered into an agreement to end all outstanding legal disputes between the Company and Intel including antitrust litigation and patent cross license disputes. Under the terms of the agreement:

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

This settlement encompasses all past antitrust litigation and disputes between the Company and Intel. At the time the Company entered into the agreement, it did not have any future obligations that the Company would need to perform to earn this settlement payment. That is, the patent cross license agreement represents fully paid up licenses by both the Company and Intel for which no future payment or delivery is required. Accordingly, the Company recognized the entire settlement amount in its 2009 operating results.

NOTE 12: Supplemental Statement of Operations Information

Interest Expense

	2011	2010	2009
	(In millions)
Total interest charges	$180	$199	$439
Less: interest capitalized	—	—	(1)
Interest expense	$180	$199	$438

Other Income (Expense), Net

	2011	2010	2009
	(In millions)
Gain upon deconsolidation of GF	$—	$325	$—
GF impairment charge	(209)	—	—
Net gain (loss) on debt repurchase	(6)	(24)	169
Gain on sale of certain Handheld assets	—	—	28
Other	16	10	(31)
Other income (expense), net	$(199)	$311	$166

NOTE 13: Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity income (loss) and dilution gain in investee, net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

In addition to these reportable segments, the Company had an All Other category, which was not a reportable segment. This category included certain expenses and credits that were not allocated to any of the operating segments because management did not consider these expenses and credits in evaluating the performance of the operating segments. These expenses were non-Foundry segment related expenses and included amortization of acquired intangible assets, stock-based compensation expense and restructuring charges. The Company also had an Intersegment Eliminations category, which was also not a reportable segment. This category included intersegment eliminations for revenue, cost of sales and profits on inventory related to transactions between the Computing Solutions segment and the Foundry segment.

Beginning in the first quarter of 2010, as a result of the deconsolidation of GF, the Company no longer had a Foundry segment or an Intersegment Eliminations category. Therefore, the Company started using the following two reportable segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an APU, chipsets and embedded microprocessors and embedded GPUs and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

The Company continues to have an All Other category, as described above.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2011, 2010 and 2009.

	2011	2010	2009
	(In millions)
Net revenue:
Computing Solutions	$5,002	$4,817	$4,170
Graphics	1,565	1,663	1,167
Foundry	—	—	1,101
All Other	1	14	66
Intersegment eliminations	—	—	(1,101)
Total net revenue	$6,568	$6,494	$5,403
Operating income (loss):
Computing Solutions	$556	$529	$142
Graphics	51	149	35
Foundry	—	—	(433)
All Other	(239)	170	968
Intersegment eliminations	—	—	(48)
Total operating income	$368	$848	$664
Interest income	10	11	16
Interest expense	(180)	(199)	(438)
Other income (expense), net	(199)	311	166
Equity income (loss) and dilution gain in investee, net	492	(462)	—
Income from continuing operations before income taxes	$491	$509	$408

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include research and development activities, back end manufacturing and sales, marketing and administrative activities. The Company conducts product and system research and development activities for its products in Canada, India, Great China, Singapore, Taiwan, Germany, United Kingdom, Israel and Japan. The Company’s back end manufacturing subsidiaries are located in Malaysia, Singapore and Great China. Its material sales and marketing entities are located in the United States, Europe, Greater China, Singapore and Japan. In 2009, GFs manufacturing facilities were located in Germany.

The following table summarizes sales to external customers by country:

	2011	2010	2009
	(In millions)
United States	$456	$747	$704
Europe	779	985	934
Greater China	3,493	3,006	2,445
Singapore	1,056	875	692
Japan	445	561	306
Other countries	339	320	322
Total sales to external customers	$6,568	$6,494	$5,403

The Company had one customer that accounted for more than 10% of the Company’s consolidated revenue. Net sales to this customer were approximately 22%, 22% and 24% of consolidated net revenue in 2011, 2010 and 2009, respectively, and were primarily attributable to the Computing Solutions segment in each of these years.

The following table summarizes long-lived assets by geographic areas:

	December 31, 2011	December 25, 2010
	(In millions)
United States	$455	$418
Malaysia	70	70
Greater China	60	51
Singapore	56	79
Other countries	85	82
Total long-lived assets	$726	$700

NOTE 14: Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). The Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004, as well as equity compensation plans that the Company assumed as part of its acquisition of ATI. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the ATI plans were consolidated into the 2004 Plan. As of December 31, 2011 the Company had approximately 10.4 million shares of common stock that were available for future grants and 58 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock awards.

Under the 2004 Plan, stock options generally vest and become exercisable over a three- to four-year period from the date of grant and expire within ten years after the grant date. Unvested shares that are reacquired by the Company from outstanding equity awards become available for grant and may be reissued as new awards.

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

Restricted Stock Units. Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share. Prior to May 7, 2009, restricted stock units based on continued service may not fully vest for three years from the date of grant. Effective May 7, 2009, restricted stock units based on continued service may fully vest with no minimum time requirements. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

Option Exchange. In June 2009, the Company launched a tender offer to exchange certain outstanding stock options with an exercise price greater than $6.34 per share, a grant date on or before June 28, 2008 and an expiration date after July 27, 2010, held by eligible employees for replacement options to be granted under the 2004 Plan (the Option Exchange). The Option Exchange expired on July 27, 2009. As a result, employees tendered options to purchase 14.6 million shares of common stock with a weighted-average exercise price of $14.70 per share, and the Company cancelled and replaced those options on July 27, 2009 with options to purchase 4 million shares of common stock with an exercise price of $3.80 per share, which was the closing price of the Company common stock on the New York Stock Exchange on July 27, 2009. The Option Exchange resulted in an incremental stock-based compensation charge of approximately $1 million. This incremental charge along with unamortized expenses associated with the cancelled options are being recognized over the new vesting periods of the replacement options which range from one to two years.

Market-based restricted stock units and stock options. During 2011, the Company granted restricted stock units and stock options with both a market condition and a service condition (market-based restricted stock units and stock options) to the Company’s new President and Chief Executive Officer, whom the Company hired in August 2011. The market-based condition for these awards requires that AMD common stock maintains a weighted average closing price during the three-year vesting period of equal to or greater than $11.00 per share over any 30-day period. Provided the market-based condition is satisfied and our President and CEO remains an employee of the Company, the grants will vest in three equal annual installments on the applicable vesting date. The Company estimated the fair value of market-based restricted stock units and stock options using a Monte Carlo simulation model on the date of grant. As of December 31, 2011, there were 287,000 market-based restricted stock units and 739,000 market-based stock options outstanding with a grant date fair value of $1.3 million and $2.0 million respectively.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units was allocated in the consolidated statements of operations as follows:

	2011	2010	2009
	(In millions)
Cost of sales	$6	$4	$3
Research and development	46	46	40
Marketing, general, and administrative	38	37	32
Total stock-based compensation expense, net of tax of $0	$90	$87	$75

During 2011, 2010, and 2009, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any related financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.

The Company uses the lattice-binomial model in determining the fair value of the employee stock options.

The weighted-average estimated fair value of employee stock options granted for the year ended December 31, 2011, December 25, 2010 and December 26, 2009 was $2.85, $3.20 and $2.59 per share respectively, using the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	54.82%	55.97%	70.51%
Risk-free interest rate	1.60%	1.34%	1.56%
Expected dividends	0%	0%	0%
Expected life (in years)	3.75	3.71	3.67

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

The following table summarizes stock option activity, including market-based stock options, and related information:

	2011		2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Options:
Outstanding at beginning of year	37	$7.77	42	$8.65	58	$11.97
Granted	8	$7.16	5	$7.77	10	$4.24
Cancelled	(6)	$12.54	(6)	$16.92	(25)	$14.20
Exercised	(5)	$3.82	(4)	$3.35	(1)	$3.09
Outstanding at end of year	34	$7.36	37	$7.77	42	$8.65
Exercisable at end of year	25	$7.48	28	$8.24	24	$12.04

As of December 31, 2011, the weighted average remaining contractual life of outstanding stock options was 3.73 years and their aggregate intrinsic value was $27 million. As of December 31, 2011, the weighted average remaining contractual life of exercisable stock options was 2.84 years and their aggregate intrinsic value was $27 million. The total intrinsic value of stock options exercised for 2011, 2010 and 2009 was $21 million, $22 million and $5 million.

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

The summary of the changes in restricted stock units and awards outstanding, including the market-based restricted stock units, during 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(In millions except share price)
Non-vested balance at beginning of period	24	$6.50	22	$5.32	11	$11.09
Granted	14	$7.34	12	$8.54	17	$4.12
Forfeited	(4)	$6.66	(2)	$6.13	(2)	$9.70
Vested	(10)	$6.25	(8)	$6.41	(4)	$13.68
Non-vested balance at end of period	24	$7.07	24	$6.50	22	$5.32

The total fair value of restricted stock and restricted stock units vested during 2011, 2010 and 2009 was $74 million, $61 million and $16 million, respectively. Compensation expense recognized for the restricted stock units for 2011, 2010 and 2009 was approximately $73 million, $61 million and $49 million. Compensation expense recognized for the restricted stock awards is not significant.

As of December 31, 2011, the Company had $21 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.08 years.

As of December 31, 2011, the Company had $103 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 1.79 years.

NOTE 15: Other Employee Benefit Plans

Retirement Savings Plan. The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched employee contributions 75% for the first 6% of participants’ contributions, to a maximum match of $11,025 which is 4.5% (75% of the 6%) of the Internal Revenue Service compensation limit. The Company’s contributions to the 401(k) plan were approximately $20 million in 2011, $9 million in 2010 and $5 million in 2009.

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

NOTE 16: Commitments and Guarantees

As of December 31, 2011, total non-cancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, were as follows for each of the next five years and beyond:

Operating leases
(In millions)
2012	$36
2013	32
2014	29
2015	24
2016	17
2017 and beyond	37
$175

The Company leases certain of its facilities and in some jurisdictions the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. The Company also leases certain manufacturing and office equipment for terms ranging from 1 to 5 years. Rent expense was approximately $48 million, $44 million and $55 million in 2011, 2010, and 2009.

In December 1998, the Company arranged for the sale of its marketing, general and administrative facility in Sunnyvale, California and leased it back for a period of 20 years. The Company recorded a deferred gain of $37 million on the sale and is amortizing it over the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent is adjusted by 200% of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9%. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 31, 2011, were approximately $175 million.

The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. Total non-cancelable purchase obligations, other than those to GF under the WSA, as of December 31, 2011 were $374 million. For the obligations to GF under the WSA, see discussion in Note 3.

Guarantees of Indebtedness Not Recorded on the Company’s Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In 2010, the Company’s limited partnership interests in AMTC and BAC were effectively transferred to an affiliate of GF.

AMD, GF and Toppan Photomasks Germany GmbH, guaranteed AMTC’s rental obligations relating to a portion of the BAC facility. The Company’s portion of the guarantee was made on a joint and several basis with GF. GF separately agreed to indemnify the Company under certain circumstances if it were called upon to make any payments under the guarantee granted by the Company.

The BAC term loan was fully repaid in December 2011, and as a result the AMTC rental contract guarantee terminated. The Company was not required to make any payments under the guarantee.

In addition, the Company and GF were joint and several guarantors of 50% of AMTC’s obligations under a revolving credit facility. In December 2011, the Company was released from the guarantee. The Company was not required to make any payments under the guarantee.

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD A-Series APU products that are commonly referred to as “processors in a box” and has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty during the years ended December 31, 2011 and December 25, 2010 are as follows:

	December 31, 2011	December 25, 2010
	(In millions)
Beginning balance	$19	$19
New warranties issued during the period	35	34
Settlements during the period	(36)	(35)
Changes in liability for pre-existing warranties during the period, including expirations	2	1
Ending balance	$20	$19

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

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $5.4 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

Other Legal Matters

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of the Company’s management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 18: Restructuring

2011 Restructuring

In the fourth quarter of 2011, the Company initiated a restructuring plan to strengthen its competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan primarily involved a reduction of its global workforce by approximately 10% and contract and program terminations. The plan also involved additional cost reduction actions that will take place in 2012. The Company expects that the 2011 restructuring plan will be substantially completed during 2012. The Company recorded a $100 million restructuring charge in the fourth quarter of 2011, which consisted of $54 million for severance and costs related to the continuation of certain employee benefits, $45 million for contract or program termination costs and $1 million for asset impairments. Of the $100 million restructuring charge recorded in the fourth quarter of 2011, the Company expects approximately $52 million in cash expenditures in 2012, and approximately $15 million in cash expenditures in 2013. In the fourth quarter of 2011, the Company also reversed approximately $2 million of costs associated with the 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated.

The following table provides a summary of the fourth quarter of 2011 restructuring activities and the related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheet remaining as of December 31, 2011:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance December 25, 2010	$—	$—	$—
Charges	54	46	100
Cash payments	(32)	—	(32)
Non-cash charges	—	(1)	(1)
Balance December 31, 2011	$22	$45	$67

2008 Restructuring

In the fourth quarter of 2008, the Company initiated a restructuring plan to reduce its cost structure, which was substantially completed in 2009. This plan primarily involved the termination of employees. The restructuring charges recorded in conjunction with this plan primarily represented severance and costs related to the continuation of certain employee benefits, contract or program termination costs, asset impairments and exit costs for facility consolidations and closures.

The following table provides a summary of each major type of cost associated with the 2011 and 2008 restructuring plans through December 31, 2011:

	2011	2010	2009
	(In millions)
Severance and benefits	$54	$(4)	$25
Contract or program terminations	45	—	12
Asset impairments	1	—	8
Facility consolidations and closures	(2)	—	20
Total	$98	$(4)	$65

NOTE 19: Hedging Transactions and Derivative Financial Instruments

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

	2011	2010
	(In millions)
Foreign Currency Forward Contracts

Contracts designated as cash flow hedging instruments

Other comprehensive loss	$(8)	$—

Research and development	2	3

Marketing, general and administrative	1	2

Contracts not designated as hedging instruments

Other expense, net	$5	$(13)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the consolidated balance sheet as follows:

	December 31, 2011	December 25, 2010
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(2)	$1
Contracts not designated as hedging instruments	$—	$(4)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of December 31, 2011 and December 25, 2010, the notional value of the Company’s outstanding foreign currency forward contracts was $141 million and $302 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of December 31, 2011, the Company’s outstanding contracts were in a $2 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of December 31, 2011, the Company was not required to post any collateral.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 31, 2011 and December 25, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 23, 2012

Supplementary Financial Information

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2011 and 2010 except the first quarter of 2011 consisted of 13 weeks; the first quarter of 2011 consisted of 14 weeks.

	(In millions, except per share amounts)
	2011					2010
	Dec. 31		Oct. 1	Jul. 2	Apr. 2	Dec. 25	Sep. 25	Jun. 26	Mar. 27
Net revenue	$1,691		$1,690	$1,574	$1,613	$1,649	$1,618	$1,653	$1,574
Cost of sales	918		934	854	922	906	879	915	833
Gross margin	773		756	720	691	743	739	738	741
Research and development	358		361	367	367	352	359	371	323
Marketing, general and administrative	243		249	239	261	250	236	229	219
Legal settlements(1)	—		—	—	—	(283)	—	—	—
Amortization of acquired intangible assets	3		8	9	9	11	16	17	17
Restructuring charges (reversals), net (2)	98		—	—	—	—	—	(4)	—
Operating income	71		138	105	54	413	128	125	182
Interest income	2		3	2	3	2	3	3	3
Interest expense	(43)		(42)	(47)	(48)	(39)	(56)	(55)	(49)
Other income (expense), net	(207	)(3)	(7)	4	11	14	(6)	(1)	304
Income before equity income (loss) and dilution gain in investee and income taxes	(177)		92	64	20	390	69	72	440
Provision (benefit) for income taxes	(4)		(5)	3	2	42 (4)	1	5	—
Equity income (loss) and dilution gain in investee, net(5)	—		—	—	492	27	(186)	(120)	(183)
Net income (loss) from continuing operations	(173)		97	61	510	375	(118)	(43)	257
Income (loss) from discontinued operations, net of tax	(4	)(6)	—	—	—	—	—	—	—
Net income (loss)	(177)		97	61	510	375	(118)	(43)	257
Net income (loss) per share
Basic Continuing operations	$(0.24)		$0.13	$0.08	$0.71	$0.52	$0.17	$0.06	$0.36
Discontinued operations	(0.01)		—	—	—	—	—	—	—
Basic net income (loss) per share	$(0.24)		$0.13	$0.08	$0.71	$0.52	$0.17	$0.06	$0.36
Diluted Continuing operations	$(0.24)		$0.13	$0.08	$0.68	$0.50	$0.17	$0.06	$0.35
Discontinued operations	(0.01)		—	—	—	—	—	—	—
Diluted net income (loss) per share	$(0.24)		$0.13	$0.08	$0.68	$0.50	$0.17	$0.06	$0.35
Shares used in per share calculation
Basic	732		729	724	720	717	713	709	707
Diluted	732		741	743	764	758	713	709	754

(1)

On December 22, 2010, the Company entered into settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay the Company $283 million, net of withholding taxes. The Company recorded this amount as a gain in 2010.

(2)

During the fourth fiscal quarter of 2011, the Company implemented a restructuring plan and incurred a net restructuring charge of $98 million primarily related to severance and costs related to the continuation of certain employee benefits, contract or program termination costs and asset impairments.

(3)	During the fourth quarter of 2011, the Company recorded a non-cash impairment charge of approximately $209 million related to its investment in GF.
(4)	The tax provision in the fourth quarter of 2010 is primarily due to withholding taxes that the Company paid in connection with the settlement agreement with Samsung.
(5)

As of beginning of 2010, the Company deconsolidated GF and began to account for its ownership interest in GF under the equity method of accounting. The Company recorded a non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for the Company’s share of GF’s operating results in 2010. As of beginning of 2011, the Company changed the method of accounting for its investment GF from the equity method to the cost method of accounting. As a result of the change, the Company recognized a non-cash gain of approximately $492 million in the first quarter of 2011, net of certain transaction related charges.

(6)

In the fourth fiscal quarter of 2008, the Company sold its Digital Television business unit to Broadcom Corporation. The Company had classified its Digital Television unit as discontinued operations at the time it decided to divest the business unit. Pursuant to the asset sale agreement, Broadcom had three years after the closing date to obtain reimbursement from the Company for a portion of any severance costs that Broadcom incurred during this time period to the extent the severance costs related to any of the Company’s former employees. The loss from discontinued operations represents payments to Broadcom in the fourth fiscal quarter of 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included in Part II, Item 8, above.

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

The information under the captions “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, Part 1, Item 1 “Website Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Directors’ Compensation and Benefits,” “2011 Non-Employee Director Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Policies and Practices,” “Executive Compensation” (including 2011 Summary Compensation Table, 2011 Nonqualified Deferred Compensation, Outstanding Equity Awards at 2011 Fiscal Year-End, Grants of Plan-Based Awards in 2011 and Option Exercises and Stock Vested in 2011), “Employment and Related Agreements” and “Change in Control Arrangements” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance—Independence of Directors,” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2012 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2012 Proxy Statement, our 2012 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2012 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits

**2.1	Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated August 25, 2008 filed as Exhibit 2.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**2.2	Amendment No. 1 to Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated October 27, 2008 filed as Exhibit 2.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc. dated May 8, 2007 filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is hereby incorporated by reference.

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended, on July 30, 2009 filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated July 30, 2009, are hereby incorporated by reference.

4.1	AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.2	Indenture governing 6.00% Convertible Senior Notes due 2015, dated April 27, 2007 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.3	Form of 6.00% Senior Note due 2015, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

4.4	Indenture governing 5.75% Convertible Senior Notes due 2012, dated August 14, 2007, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 14, 2007, is hereby incorporated by reference

4.5	Form of 5.75% Senior Note due 2012, filed as Exhibit 4.1 to AMD’s Form 8-K dated August 14, 2007, is hereby incorporated by reference.

4.6	Indenture, Including the Form of 8.125% Note, dated November 30, 2009 between Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

4.7	Indenture governing 7.75% Senior Notes due 2020, Including the Form of 7.75% Note, dated August 4, 2010 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated August 4, 2010, is hereby incorporated by reference.

*10.1	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.2	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.3	Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007 and November 1, 2007, as amended February 12, 2009 filed as Exhibit 10.5(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, is hereby incorporated by reference.

*10.4	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.5	AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.6	Advanced Micro Devices, Inc. 2011 Executive Incentive Plan, approved by the Board of Directors on February 3, 2011, approved by the Stockholders on May 3, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended April 2, 2011, is hereby incorporated by reference.

*10.7	Form of Management Continuity Agreement, as amended and restated filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.8	Form of Change in Control Agreement filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

*10.9	AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.10	AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.11	Third Amended and Restated Advanced Micro Devices, Inc. 2004 Equity Incentive Plan is hereby incorporated by reference from Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2010.

*10.12	Form of Stock Option Agreement U.S. 2004 Equity Incentive Plan Stock Option Grant Notice filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.13	Form of Stock Option Agreement Non-U.S. Stock Option Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.14	Form of Restricted Stock Unit Agreement Non-U.S. Restricted Stock Unit Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.15	Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

*10.16	Advanced Micro Devices, Inc. Deferred Income Account Plan, amended and restated, effective as of January 1, 2008 filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.17	Form of Stock Option Agreement for AMD’s US Senior Vice Presidents and Above filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.18	Form of Stock Option Agreement for AMD’s Non-US Senior Vice Presidents and Above filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.19	Form of Restricted Stock Unit Agreement for AMD’s US Senior VPs and Above filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.20	Form of Restricted Stock Unit Agreement for AMD’s Non-US Senior VPs and Above filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

10.21	Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.22	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.23	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.24	Form of Indemnity Agreement by and between Advanced Micro Devices, Inc., and its officers and directors filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.25	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

*10.26	Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.27	Plan to Replace Motorola Retirement Benefit for Robert J. Rivet Pursuant to Employment Agreement filed as Exhibit 10.35(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.28	Separation Agreement and Release between Robert J. Rivet and Advanced Micro Devices, Inc. dated February 18, 2011, filed as Exhibit10.1 to AMD’s Current Report on Form 8-K dated February 18, 2011, is hereby incorporated by reference.

*10.29	Employment Agreement by and between Derrick Meyer and Advanced Micro Devices, Inc., dated July 17, 2008, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated July 17, 2008, is hereby incorporated by reference.

*10.29(a)	Amendment to Employment Agreement between Advanced Micro Devices, Inc. and Derrick Meyer, entered into as of January 20, 2009 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated January 16, 2009, is hereby incorporated by reference.

10.30	Guarantee Agreement dated 21 April 2004 as amended by Amendment Agreements dated 10 October 2006 and 25 February 2009 between Advanced Micro Devices, Inc. and The Foundry Company (as Guarantors), AMD Fab 36 Limited Liability Company & CO. KG (as Borrower), Dresdner Bank AG in Berlin (as Security Agent), Dresdner Bank AG, Niederlassung Luxemburg (as Facility Agent) and AMD Netherlands Technologies B.V. filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

**10.31	Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

*10.32	ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.33	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

10.34	Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.35	Sale of Receivables (With Program Fees) Supplier Agreement between Advanced Micro Devices, Inc., and IBM Credit LLC dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.35(a)	Amendment to Supplier Agreement between IBM Credit LLC and Advanced Micro Devices, Inc. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

10.36	Sale of Receivables (With Program Fees) Supplier Agreement between AMD International Sales & Service, Ltd., and IBM United Kingdom Financial Services Ltd. dated March 26, 2008 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, is hereby incorporated by reference.

10.36(a)	Amendment to Supplier Agreement between IBM United Kingdom Financial Services LTD. and AMD International Sales and Service, LTD. dated March 26, 2008 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2009, is hereby incorporated by reference.

10.37	Master Transaction Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. dated October 6, 2008 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.37(a)	Amendment to Master Transaction Agreement dated December 5, 2008 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.38	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**10.39	IP Core License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

10.40	Shareholders’ Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.40(a)	Amended and Restated Shareholders’ Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, ATIC International Investment Company LLC and GLOBALFOUNDRIES Inc. dated December 27, 2010 filed as Exhibit 10.44(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, is hereby incorporated by reference.

10.41	Funding Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.41(a)	Amended and Restated Funding Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and GLOBALFOUNDRIES Inc. dated December 27, 2010 filed as Exhibit 10.45(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 is hereby incorporated by reference.

**10.42	Wafer Supply Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US Inc., filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

**10.42(a)	Wafer Supply Agreement Amendment No. 1 by and among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. INC., and GLOBALFOUNDRIES SINGAPORE PTE. LTD. dated as of March 29, 2011 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the period ended April 2, 2011, is hereby incorporated by reference.

*10.43	Offer Letter—Thomas Seifert dated August 31, 2009 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.44	Relocation Expenses Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.45	Sign-On Bonus Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.46	Offer Letter (including form Change in Control Agreement)—Emilio Ghilardi dated December 18, 2008 filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

*10.47	Sign-On Bonus Agreement dated January 14, 2009 by and between Advanced Micro Devices, Inc. and Emilio Ghilardi filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

10.48	Settlement Agreement dated November 17, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

***10.49	Patent Cross License Agreement dated November 11, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

*10.50	Executive Transition Agreement and General Release between Advanced Micro Devices, Inc., and Thomas M. McCoy dated June 29, 2010 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 29, 2010, is hereby incorporated by reference.

*10.51	Relocation Expenses Agreement between Advanced Micro Devices, Inc. and Rick Bergman, dated February 22, 2010 filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the period ended December 25, 2010 is hereby incorporated by reference.

*10.52	Separation Agreement and Release between Derrick Meyer and Advanced Micro Devices, Inc. dated January 10, 2011 filed as Exhibit 10.57 to AMD’s Annual Report on Form 10-K for the period ended December 25, 2010 is hereby incorporated by reference.

10.53	Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc., Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 27, 2010, is hereby incorporated by reference.

10.54	Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 25, 2010, is hereby incorporated by reference.

*10.55	Employment Agreement by and between Rory P. Read and Advanced Micro Devices, Inc. effective as of August 25, 2011 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 25, 2011, is hereby incorporated by reference.

*10.56	Relocation Expenses Agreement by and between Advanced Micro Devices, Inc. and Rory P. Read dated September 8, 2011 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.57	Sign-On Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.58	Sign-On Performance Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.59	Special Sign-On Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.60	Sign-On Stock Option Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
*10.61	Sign-On Performance Stock Option Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.62	Sign-On Bonus Agreement—Mark D. Papermaster dated October 7, 2011 by and between Advanced Micro Devices, Inc. and Mark D. Papermaster.

*10.63	Offer Letter—Mark D. Papermaster dated October 7, 2011.

*10.64	Sign-On Bonus Agreement—Dr. Lisa Su dated December 14, 2011 by and between Advanced Micro Devices, Inc. and Dr. Lisa Su.

*10.65	Offer Letter—Dr. Lisa Su dated December 14, 2011.

21	List of AMD subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO Certification (Section 303A.12(a))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans or arrangements.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2012	ADVANCED MICRO DEVICES, INC.

	By:	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RORY P. READ Rory P. Read	President and Chief Executive Officer (Principal Executive Officer), Director	February 23, 2012

/S/ THOMAS J. SEIFERT Thomas J. Seifert	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

* W. Michael Barnes	Director	February 23, 2012

* John E. Caldwell	Director	February 23, 2012

* Henry WK Chow	Director	February 23, 2012

* Bruce L. Claflin	Chairman of the Board	February 23, 2012

* Craig A. Conway	Director	February 23, 2012

* Nicholas M. Donofrio	Director	February 23, 2012

* H. Paulett Eberhart	Director	February 23, 2012

* Waleed Muhairi	Director	February 23, 2012

* Robert B. Palmer	Director	February 23, 2012

*By:	/S/ THOMAS J. SEIFERT
(Thomas J. Seifert, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 26, 2009, December 25, 2010 and December 31, 2011

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 26, 2009	$8	$—	$(1)	$7
December 25, 2010	$7	$—	$(3)	$4
December 31, 2011	$4	$(1)	$(1)	$2

(1)	Accounts written off