Form 10-Q
period 2012-03-31
ADVANCED MICRO DEVICES INC
filed 2012-05-09
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of May 2, 2012: 701,348,804

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions, except per share amounts)
Net revenue	$1,585	$1,613
Cost of sales	1,558	922

Gross margin	27	691
Research and development	368	367
Marketing, general and administrative	230	261
Amortization of acquired intangible assets	1	9
Restructuring charges, net	8	—

Operating income (loss)	(580)	54
Interest income	2	3
Interest expense	(43)	(48)
Other income (loss), net	(1)	11

Income (loss) before dilution gain in investee and income taxes	(622)	20
Provision (benefit) for income taxes	(32)	2
Dilution gain in investee, net	—	492

Net income (loss)	$(590)	$510

Net income (loss) per share
Basic	$(0.80)	$0.71
Diluted	$(0.80)	$0.68
Shares used in per share calculation:
Basic	734	720
Diluted	734	764
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Comprehensive income (loss)	$(593)	$511

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$869
Marketable securities	351	896

Total cash and cash equivalents and marketable securities	1,544	1,765
Accounts receivable, net	962	919
Inventories, net	585	476
Prepaid expenses and other current assets	104	69

Total current assets	3,195	3,229
Long-term marketable securities	169	149
Property, plant and equipment, net	715	726
Investment in GLOBALFOUNDRIES	—	278
Acquisition related intangible assets, net	109	8
Goodwill	553	323
Other assets	247	241

Total assets	$4,988	$4,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527	$363
Payable to GLOBALFOUNDRIES	560	177
Accrued liabilities	556	550
Deferred income on shipments to distributors	137	123
Current portion of long-term debt and capital lease obligations	490	489
Other current liabilities	77	72

Total current liabilities	2,347	1,774
Long-term debt and capital lease obligations, less current portion	1,529	1,527
Other long-term liabilities	60	63
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 31, 2012 and December 31, 2011; shares issued: 709 on March 31, 2012 and 706 shares on December 31, 2011; shares outstanding: 700 on March 31, 2012 and 698 shares on December 31, 2011	7	7
Additional paid-in capital	6,722	6,672
Treasury stock, at cost (9 shares on March 31, 2012 and December 31, 2011)	(107)	(107)
Accumulated deficit	(5,567)	(4,977)
Accumulated other comprehensive loss	(3)	(5)

Total stockholders’ equity	1,052	1,590

Total liabilities and stockholders’ equity	$4,988	$4,954

*	Amounts as of December 31, 2011 were derived from the December 31, 2011 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(590)	$510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	278	—
Dilution gain in investee	—	(492)
Depreciation and amortization	63	88
Benefit for deferred income taxes	(36)	(1)
Compensation recognized under employee stock plans	21	27
Non-cash interest expense	6	5
Other	(3)	11
Changes in operating assets and liabilities:
Accounts receivable	(40)	(189)
Inventories	(106)	(16)
Prepaid expenses and other current assets	(41)	(11)
Other assets	(16)	10
Payable to GLOBALFOUNDRIES	384	(78)
Accounts payable, accrued liabilities and other	187	(32)

Net cash provided by (used in) operating activities	107	(168)

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	(281)	—
Purchases of property, plant and equipment	(40)	(38)
Purchases of available-for-sale securities	(95)	(393)
Proceeds from sales and maturities of available-for-sale securities	620	434
Other	(4)	(17)

Net cash provided by (used in) investing activities	200	(14)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	—	165
Net proceeds from foreign grants	9	7
Proceeds from issuance of common stock	9	9
Repayments of debt and capital lease obligations	(1)	(1)
Other	—	(2)

Net cash provided by financing activities	17	178

Net increase (decrease) in cash and cash equivalents	324	(4)

Cash and cash equivalents at beginning of period	869	606

Cash and cash equivalents at end of period	$1,193	$602

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 31, 2012 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 31, 2012 and April 2, 2011 consisted of 13 and 14 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

NOTE 2. GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES Inc. (GF). On March 4, 2012, the Company entered into a second amendment to its WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and accelerated processing unit (APU) products to be delivered by GF to the Company during 2012. Pursuant to the amendment, GF has committed to provide the Company with, and the Company has committed to purchase, a fixed number of production wafers in 2012. The Company will pay GF fixed prices for production wafers delivered in 2012. The Company also established a framework for wafer pricing in 2013.

The second amendment also grants the Company certain rights to contract with another wafer foundry supplier with respect to specified products for a specified period of time. In consideration for these rights, the Company agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that it owned (1,063,798 GF Class A Preferred Shares). As a result of the Company receiving these rights in the first quarter of 2012, the Company recorded a charge related to the limited waiver of exclusivity from GF of $703 million consisting of the above-mentioned $425 million cash payment and a $278 million non-cash charge equal to the carrying and fair value of its transferred capital stock in GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million will be paid by July 2, 2012 and $50 million will be paid by October 2, 2012 with the remaining $175 million to be paid by December 31, 2012. In addition, as security for the final two payments, the Company issued a $225 million non-interest bearing promissory note to GF.

As a result of the transfer of the Company’s shares of GF capital stock, the Company no longer owns any GF capital stock. Also, the Company is no longer entitled to designate a director on GF’s board, and its designated director resigned effective as of the date of the second amendment.

The Company currently estimates that it will pay GF approximately $1.5 billion in 2012 for wafer purchases under the WSA, as amended. In addition, the Company estimates that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $74 million in 2012. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material.

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2012 amounted to approximately $420 million.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. Acquisition

On March 23, 2012, AMD acquired SeaMicro, Inc. (SeaMicro), a privately held company that produces energy-efficient, high-bandwidth microservers. Through the acquisition of SeaMicro, AMD plans to accelerate its strategy to deliver disruptive server technology to its original equipment manufacturers (OEM) customers serving Cloud-centric data centers. The acquired company is included in the Computing Solutions Group (CSG) segment.

The total consideration paid to acquire SeaMicro was $312 million, not including cash acquired of $19 million. In addition, AMD incurred $6 million in transaction costs, which were included in marketing, general and administrative expenses of AMD’s condensed consolidated statement of operations. AMD paid $293 million in cash to the holders of all outstanding shares of SeaMicro capital stock. As part of the acquisition, AMD assumed all outstanding vested and unvested SeaMicro stock options and unvested restricted stock held by continuing SeaMicro employees as of March 23, 2012. The assumed options were exchanged for approximately 1,652,000 million vested and 4,792,000 million unvested AMD stock options. The assumed restricted stock was exchanged for approximately 322,000 AMD restricted shares. The stock options and restricted shares continue to have the same terms and conditions as under SeaMicro’s option plan. The fair value attributable to pre-combination employee service as of the March 23, 2012 closing for the stock options and restricted shares assumed, which was part of the consideration paid to acquire SeaMicro, was $19 million. The fair value for the stock options assumed was determined using a binomial option-pricing valuation model.

The total cash consideration of $293 million included $29 million deposited into an escrow account as security for any breaches by SeaMicro of representations, warranties and covenants under the acquisition agreement. The escrow fund, less amounts of any valid indemnification claims, if any, will be disbursed by the escrow agent to the former stockholders of SeaMicro in March 2013.

The acquisition has been accounted for using the purchase method of accounting in accordance with Accounting Standard Codification (ASC) 805, Business Combinations. Accordingly, the total consideration was assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by AMD’s management based on information available at the date of acquisition. The results of operations of SeaMicro were included in AMD’s consolidated financial statements from the date of acquisition.

The assets acquired and liabilities assumed based on the estimated fair value of SeaMicro were as follows:

	March 23, 2012	Estimated useful lives
	(In millions)
Purchase consideration
Cash	$293
Vested portion of the replacement grants	19

Total purchase consideration	$312

Tangible assets acquired	$24
Identified intangible assets acquired
Developed technology	86	8 years
In-process research and development	11
Customer relationships	4	4 years
Trade name	1	4 years

Total assets acquired	126

Liabilities assumed	8
Deferred tax liabilities	36

Total liabilities assumed	44
Goodwill	$230

The developed technology of SeaMicro relates to SeaMicro’s SM10000 server offering, which is built around a parallel array of independent ultra-low power processors, and it serves to integrate computation, switching, server management, and load balancing. In addition to developed technology, SeaMicro had in-process research and development projects, which were incomplete at the time of the acquisition. The value of developed technology and in-process research and development was determined based on the present value

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

of estimated expected cash flows attributable to the technology. The customer relationships related to the ability to sell existing, in-process and future versions of the technology to SeaMicro’s existing customers and were valued based on an incremental cash flows generated from existing customer base. The trade name related to the SeaMicro brand names. The goodwill is primarily attributed to premiums paid for synergies between AMD and SeaMicro and the assembled workforce, and is not deductible for tax purposes. The acquired developed technology, customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives. The acquired in-process research and development and goodwill associated with the acquisition are categorized as indefinite-lived intangible assets and subject to impairment review. For the capitalized acquired in-process research and development costs, they will remain capitalized until such time as the projects are complete and the amortization will start or they will be written off when it is probable the projects will not be completed.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of AMD and SeaMicro during the quarters ended March 31, 2012 and April 2, 2011 as though the acquisition took place as of the beginning of each reported quarter. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, inventory adjustment to fair value, share-based compensation expense related to unvested stock options and restricted stock assumed, acquisition-related costs and the income tax impact of the pro forma adjustments. The pro forma financial information presented below does not include any anticipated synergies or other expected benefits of the acquisition. It is presented for informational purposes only and not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Quarters Ended
	March 31, 2012	April 2, 2011
	(In millions, except per share amounts)
Net revenue	$1,587	$1,614
Net income (loss)	$(639)	$534
Diluted earnings (loss) per share	$(0.87)	$0.71

NOTE 4. Goodwill

The following table reflects the carrying amounts of goodwill by segment including the impact of the acquisition of SeaMicro:

	Computing Solutions	Graphics	Total
	(In millions)
Balance as of December 31, 2011	$—	$323	$323
Addition due to SeaMicro acquisition	230	—	230

Balance as of March 31, 2012	$230	$323	$553

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Supplemental Balance Sheet Information

Accounts Receivable

	March 31, 2012	December 31, 2011
	(In millions)
Accounts receivable	$963	$921
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$962	$919

Inventories

	March 31, 2012	December 31, 2011
	(In millions)
Raw materials	$26	$25
Work in process	411	295
Finished goods	148	156

Total inventories, net	$585	$476

Property, Plant and Equipment

	March 31, 2012	December 31, 2011
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	588	544
Equipment	1,510	1,507
Construction in progress	70	114

	2,199	2,196
Accumulated depreciation and amortization	(1,484)	(1,470)

Total property, plant and equipment, net	$715	$726

Accrued Liabilities

	March 31, 2012	December 31, 2011
	(In millions)
Accrued compensation and benefits	$171	$161
Marketing programs and advertising expenses	210	223
Software technology and licenses payable	19	20
Other	156	146

Total accrued liabilities	$556	$550

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

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic income (loss) per share	$(590)	$510
Effect of assumed conversion of 5.75% convertible senior notes:
Interest expense and amortization of financing cost	—	7

Numerator for basic and diluted net income (loss) per share	$(590)	$517

Denominator – Weighted average shares
Denominator for basic and diluted income (loss) per share	734	720
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	20
5.75% convertible senior notes	—	24

Denominator for basic and diluted income (loss) per share	734	764

Net income per share:
Basic	$(0.80)	$0.71
Diluted	$(0.80)	$0.68

Potential shares (i) from outstanding stock options and restricted stock units totaling approximately 32 million and (ii) issuable under the Company’s 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the first quarter of 2012 because their inclusion would have been anti-dilutive.

Potential shares from outstanding stock options and restricted stock totaling approximately 15 million were not included in the net income per share calculation for the first quarter of 2011 because the inclusion would have been anti-dilutive.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7. Financial Instruments

Available-for-sale securities held by the Company as of March 31, 2012 and December 31, 2011 were as follows:

	Quarter Ended
	March 31, 2012	December 31, 2011
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$917	$738
Commercial paper	125	1

Total classified as cash equivalents	$1,042	$739

Classified as current marketable securities:
Commercial paper	$249	$698
Time deposits	70	160
Auction rate securities	32	38

Total classified as current marketable securities	$351	$896

Classified as long-term marketable securities:
Money market funds	$1	$9
Corporate bonds	168	140

Total classified as long-term marketable securities	$169	$149

Classified as other assets:
Money market funds	$10	$10

Total classified as other assets	$10	$10

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of each of March 31, 2012 and December 31, 2011, the Company had approximately $10 million, of available-for-sale investments in money market funds used as collateral for leased buildings, which was included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized no gain or loss on sales of available-for-sale securities of approximately $6 million during first quarter of 2012. The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of March 31, 2012 was $32 million (par value $37 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months. The Company realized net gains of $1 million on sales of available-for-sale securities of approximately $8 million during first quarter of 2011.

The Company intends to hold its long-term marketable securities for greater than one year and does not intend to use in current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of March 31, 2012 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have maximum stated maturities of 2 years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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
	(In millions)
March 31, 2012
Assets
Classified as cash equivalents:
Money market funds	$917	$917	$—	$—
Commercial paper	125	—	125	—

Total classified as cash equivalents	$1,042	$917	$125	$—

Classified as current marketable securities:
Commercial paper	$249	$—	$249	$—
Time deposits	70	—	70	—
Auction rate securities	32	—	—	32

Total classified as current marketable securities	$351	$—	$319	$32

Classified as long-term marketable securities:
Money market funds	$1	$1	$—	$—
Corporate bonds	168	—	168	—

Total classified as long-term marketable securities	$169	$1	$168	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Classified as prepaid expenses and other current assets:
Foreign currency derivative contracts	$1	$—	$1	$—

Total classified as prepaid expenses and other current assets	$1	$—	$1	$—

Total assets measured at fair value	$1,573	$928	$613	$32

December 31, 2011
Assets
Classified as cash equivalents:
Money market funds	$738	$738	$—	$—
Commercial paper	1	—	1	—

Total classified as cash equivalents	$739	$738	$1	$—

Classified as current marketable securities:
Commercial paper	$698	$—	$698	$—
Time deposits	160	—	160	—
Auction rate securities	38	—	—	38

Total classified as current marketable securities	$896	$—	$858	$38

Classified as long-term marketable securities:
Money market funds	$9	$9	$—	$—
Corporate bonds	140	—	140	—

Total classified as long-term marketable securities	$149	$9	$140	$—

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Total assets measured at fair value	$1,794	$757	$999	$8

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(2)	$—	$(2)	$—

Total liabilities measured at fair value	$(2)	$—	$(2)	$—

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market mutual funds, commercial paper, time deposits, marketable equity securities, corporate bonds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of March 31, 2012 and December 31, 2011, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of March 31, 2012 when compared to the fair value as of December 31, 2011. As of March 31, 2012, these Level 3 ARS accounted for approximately 2 percent of the Company’s total cash, cash equivalents and current marketable securities.

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
	Auction Rate Securities	Auction Rate Securities
	(In millions)
Beginning balance	$38	$57
Redemption at par	(6)	—

Ending balance	$32	$57

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	Quarter Ended
	March 31, 2012	December 31, 2011
Discount rate for periodic interest payments	1.05%	1.13%
Discount rate for principal repayments	1.79%	1.93%
Liquidity discount	0.90%	0.90%
Credit discount	2.00%	2.00%
Estimated period (years)	17	17

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Significant increases (decreases) in the significant inputs and assumptions above in isolation would result in a significantly lower (higher) fair value measurement. There is no interrelationship between changes in the inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 31, 2012		December 31, 2011
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$485	$492	$485	$490
Long-term debt (excluding capital leases)	$1,508	$1,719	$1,505	$1,619

The fair value of the Company’s short-term and long-term debt, Level 2 financial instruments, was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

NOTE 8. Income Taxes

In the first quarter of 2012, the Company recorded an income tax provision benefit of $32 million due to a tax benefit of $36 million relating to the SeaMicro acquisition and a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, which was offset by $5 million of foreign taxes in profitable locations. The tax impact of the transfer of the Company’s remaining shares of capital stock in GF to GF during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

In the first quarter of 2011, the Company recorded an income tax provision of $2 million consisting of foreign taxes in profitable locations of $3.5 million, partially offset by $1.5 million of U.S. tax benefits from the monetization of U.S. tax credits. The tax impact of the non-cash gain related to the dilution of the Company’s equity interest in GF during the first quarter of 2011 was not material due to the existence of the U.S. valuation allowance.

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of the Company’s U.S. valuation allowance. This resulted in a discrete income tax provision benefit of approximately $36 million in the first quarter of 2012.

As of March 31, 2012, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which as of March 31, 2012, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $4 million during the first quarter of 2012 due to unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of March 31, 2012 were approximately $66 million. The Company has recognized $6 million of liabilities for unrecognized tax benefits as of March 31, 2012. The net impact on the effective tax rate for the net decrease in gross unrecognized tax benefits in the first quarter of 2012 was an increase of $1 million. There were no material changes to penalties or interest in the first quarter of 2012.

During the 12 months beginning April 1, 2012, the Company believes that it is reasonably possible that it will reduce its unrecognized tax benefits by approximately $4 million as a result of certain changes in tax status and potential audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or closure of open audits are highly uncertain.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9. Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company uses the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors; and

•

the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense, restructuring charges and a charge related to the limited waiver of exclusivity from GF.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Net revenue:
Computing Solutions	$1,203	$1,200
Graphics	382	413
All Other	—	—

Total net revenue	$1,585	$1,613

Operating income (loss):
Computing Solutions	$124	$100
Graphics	34	19
All Other	(738)	(65)

Total operating income (loss)	$(580)	$54

NOTE 10. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Cost of sales	$2	$1
Research and development	11	12
Marketing, general, and administrative	8	14

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Stock-based compensation expense, net of tax of $0	$21	$27

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 31 2012	April 2, 2011
Expected volatility	50.74%	51.18%
Risk-free interest rate	0.58%	1.75%
Expected dividends	—%	—%
Expected life (in years)	3.79	3.75

For the first quarters of 2012 and 2011, the Company granted approximately 1,193,000 and 1,134,000 employee stock options, respectively, with weighted average estimated grant date fair values of $2.20 and $3.34, respectively. In addition, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the SeaMicro acquisition closing on March 23, 2012 with weighted average estimated grant date fair values of $6.60. The Company also issued vested AMD’s employee stock options to purchase approximately 1,652,000 shares of the Company’s common stock as part of the acquisition. (See Note 3).

Restricted Stock Units

For the first quarters of 2012 and 2011, the Company granted approximately 830,000 and 409,000 restricted stock units, respectively, with weighted average grant date fair values of $6.57 and $8.66, respectively.

Restricted Stock

The Company granted approximately 322,000 shares of restricted stock awards upon the SeaMicro acquisition closing on March 23, 2012 with weighted average estimated grant date fair values of $4.03. (See Note 3).

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11. Commitments and Contingencies

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those microprocessor and AMD A-Series APU products that are commonly referred to as “processors in a box” and has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s potential liability for product warranty during the quarters ended March 31, 2012 and April 2, 2011 are as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Beginning balance	$20	$19
New warranties issued	9	9
Settlements	(8)	(8)
Changes in liability for pre-existing warranties, including expirations	(1)	(1)

Ending balance	$20	$19

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

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material effect on its financial condition, results of operations or cash flow.

NOTE 12. Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in accumulated other comprehensive income, the amount of gain reclassified from accumulated other comprehensive income and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain included in other income, net related to contracts not designated as hedging instruments, which was allocated in the condensed consolidated statement of operations:

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income	$2	$3
Research and development	—	1
Marketing, general and administrative	—	1
Contracts not designated as hedging instruments
Other income, net	$1	$8

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$1	$(2)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship, and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of March, 31, 2012 and December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts was $144 million and $141 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of March 31, 2012, the Company’s outstanding contracts were in a $1 million net gain position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of March 31, 2012, the Company was not required to post any collateral.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the timing of new product releases and technology transitions; the growth and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities within the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations including capital expenditures and debt repayment over the next twelve months; our gross margins; our dependence on a small number of customers; and our hedging strategy. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; our ability to realize the anticipated benefits of our fabless business model; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundries will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF’s manufacturing facilities in 2012 and beyond; that we may be unable to realize the anticipated benefits of our fabless business model or our relationship with GF because, among other things, the synergies expected from the transaction may not be fully realized or may take longer to realize than expected; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 35 and the “Financial Condition” section beginning on page 28 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 31, 2011 and December 25, 2010, and for each of the three years in the period ended December 31, 2011 as filed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	graphics, video and multimedia products for desktop and mobile devices, including mobile PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the first quarter of 2012 compared to the first quarter of 2011 and the fourth quarter of 2011, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. References in this report to “us,” our” or “AMD,” include these consolidated operating results.

During the first quarter of 2012, we continued to focus on executing on our engineering milestones. We began volume shipments of our next generation A-Series APU, codenamed “Trinity,” and our next generation E-Series APU, codenamed “Brazos 2.0.” With respect to our graphics products, we launched our AMD Radeon™ HD 7950 graphics processor, and our AMD Radeon HD 7700 series and AMD Radeon HD 7800 series graphics processors, all based on 28nm process technology and designed for enthusiast desktop gamers. We also launched our AMD Opteron™ 3200 series server platforms designed for dedicated web hosting and cloud customers.

We continue to focus on strengthening our competitive position in the server market. During the first quarter of 2012, we acquired SeaMicro, Inc. (SeaMicro), an energy-efficient, high-bandwidth microserver company, to accelerate our disruptive server strategy. The results of operations of SeaMicro were included in our condensed consolidated financial statements from the date of acquisition and were not material to our reported results.

Net revenue for the first quarter of 2012 was $1.59 billion, a 2% decrease compared to first quarter of 2011 and a 6% decrease compared to the fourth quarter of 2011. During the first quarter of 2012, our operating expenses were $598 million, which included $6 million of expenses related to the SeaMicro acquisition. U.S. generally accepted accounting principles (GAAP) net cash provided by operating activities was $107 million and we generated a non-GAAP adjusted free cash flow during the first quarter of 2012 of $67 million, calculated by subtracting capital expenditures of $40 million from the net cash provided by operating activities. See the “Financial Condition – Liquidity” section below for more detail. Cash, cash equivalents and marketable securities, including the long term portion, as of March 31, 2012 were $1.7 billion, a decrease of $201 million compared to December 31, 2011. The decrease was primarily as a result of cash payments related to the SeaMicro acquisition and a charge related to the limited waiver of exclusivity from GF.

On March 4, 2012, we entered into a second amendment to the WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of production wafers per quarter in 2012. We will pay GF fixed prices for production wafers delivered in 2012. We also established a framework for wafer pricing in 2013.

The second amendment grants us certain rights to contract with another wafer foundry supplier with respect to specified products for a specified period. In consideration for these rights, we agreed to pay GF $425 million and transferred to GF all of the capital stock of GF that we owned (1,063,798 GF Class A Preferred Shares). For these rights, we recorded a charge related to the limited waiver of exclusivity from GF of $703 million consisting of the above-mentioned $425 million cash payment and a $278 million non-cash charge equal to the fair value of our transferred capital stock in GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million will be paid by July 2, 2012 and $50 million will be paid by October 2, 2012 with the remaining $175 million to be paid by December 31, 2012. In addition, as security for the final two payments, we issued a $225 million non-interest bearing promissory note to GF.

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

Management believes there have been no significant changes during the quarter ended March 31, 2012, to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We use the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors; and

•

the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense, restructuring charges and a charge related to the limited waiver of exclusivity from GF.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 31, 2012, December 31, 2011 and April 2, 2011 consisted of 13, 13 and 14 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended
	March 31 2012	December 31, 2011	April 2, 2011
	(In millions)
Net revenue:
Computing Solutions	$1,203	$1,309	$1,200
Graphics	382	382	413
All Other	—	—	—

Total net revenue	$1,585	$1,691	$1,613

Operating income (loss):
Computing Solutions	$124	$165	$100
Graphics	34	27	19
All Other	(738)	(121)	(65)

Total operating income (loss)	$(580)	$71	$54

Computing Solutions

Computing Solutions net revenue of $1,203 million in the first quarter of 2012 was relatively flat compared to net revenue of $1,200 million in the first quarter of 2011 as a result of a 2% increase in unit shipments offset by a 2% decrease in average selling price. The increase in unit shipments was primarily attributable to an increase in unit shipments of our APU products for mobile devices as well as our chipset products, partially offset by a decrease in unit shipments of our desktop microprocessor products. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Llano-based APU platforms. Chipset unit shipments increased primarily due to an increase in overall unit shipments of our microprocessor products. Unit shipments of our desktop microprocessor products decreased primarily due to lower demand. The decrease in overall average selling price was primarily attributable to a decrease in average selling price of chipset products due to a shift in our product mix to lower end microprocessor products.

Computing Solutions net revenue of $1,203 million in the first quarter of 2012 decreased by 8% compared to $1,309 million in the fourth quarter of 2011 as a result of a 7% decrease in overall unit shipments of our microprocessors for desktop PCs and mobile devices as well as our chipset products. The overall unit shipments of our microprocessor products decreased mainly due to lower unit shipments of certain desktop microprocessor products manufactured using the 45nm technology node, partially offset by increased unit shipments of certain microprocessor products manufactured using the 32nm technology node. In addition, the overall unit shipments of microprocessor products as well as chipset unit shipments decreased due to seasonally low demand.

Computing Solutions operating income was $124 million in the first quarter of 2012 compared to $100 million in the first quarter of 2011. The improvement in operating results was primarily due to a $25 million decrease in marketing, general and administrative expenses, partially offset by a $6 million increase in research and development expenses. Marketing, general and administrative expenses decreased and the research and development expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating income was $124 million in the first quarter of 2012 compared to $165 million in the fourth quarter of 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, a $22 million increase in research and development expenses, partially offset by a $74 million decrease in cost of sales and a $12 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue of $382 million in the first quarter of 2012 decreased by 7% compared to net revenue of $413 million in the first quarter of 2011. The decrease was primarily due to an 11% decrease in net revenue from the sale of graphics processing unit (GPU) products, partially offset by a 32% increase in net revenue received in connection with the sale and development of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to a decrease in overall unit shipments of our GPU products, partially offset by an increase in GPU average selling price. Unit shipments decreased due to lower demand for desktop and mobile graphics products. The increase in GPU average selling price was primarily due to higher average selling price for our graphics add-in board channel products.

Graphics net revenue of $382 million in the first quarter of 2012 was flat compared to the fourth quarter of 2011. A seasonally-driven decline in net revenue received in connection with the sale and development of game console systems that incorporate our graphics technology was substantially offset by an increase in net revenue from sales of GPU products. Net revenue from sales of GPU products increased due to higher unit shipments and GPU average selling price. The increase in GPU unit shipments was primarily due to higher customer demand for mobile graphics products. The increase in GPU average selling price was primarily due to higher average selling price for our desktop graphics products in the channel.

Graphics operating income was $34 million in the first quarter of 2012 compared to $19 million in the first quarter of 2011. The improvement in operating results was primarily due to a $36 million decrease in cost of sales, a $6 million decrease in marketing, general and administrative expenses and a $4 million decrease in research and development expenses, partially offset by the decreased revenue referenced above. The decrease in cost of sales resulted from lower GPU unit shipments, partially offset by higher manufacturing costs. The marketing, general and administrative expenses and the research and development expenses decreased for the reasons set forth under “Expenses” below.

Graphics operating income was $34 million in the first quarter of 2012 compared to $27 million in the fourth quarter of 2011. The improvement in operating results was primarily due to a $13 million decrease in research and development expense and a $6 million decrease in marketing, general and administrative expenses, partially offset by a $12 million increase in cost of sales. The increase in cost of sales was primarily due to higher manufacturing costs associated with the ramp of our 28nm AMD Radeon HD 7000 series graphics processors, codenamed “Southern Islands.” The marketing, general and administrative expenses and the research and development expenses decreased for the reasons set forth under “Expenses” below.

All Other

All Other operating loss of $738 million in the first quarter of 2012 primarily included a $703 million charge related to the limited waiver of exclusivity from GF, stock-based compensation expense of $21 million, $8 million restructuring charges, net, $6 million of acquisition costs related to SeaMicro and $1 million related to amortization of acquired intangible assets.

All Other operating loss of $65 million in the first quarter of 2011 included a stock-based compensation expense of $27 million, a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets which did not benefit us and $9 million related to amortization of acquired intangible assets.

All Other operating loss of $121 million in the fourth quarter of 2011 included $98 million of restructuring charges, net, a stock-based compensation expense of $21 million, $3 million related to amortization of acquired intangible assets and $1 million loss on the repurchase of an aggregate of $50 million principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes).

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Dilution Gain in Investee, Net

The following is a summary of certain condensed consolidated statement of operations data for the periods presented:

	Quarter Ended
	March 31, 2012	December 31, 2011	April 2, 2011
	(In millions except percentages)
Cost of sales	$1,558	$918	$922
Gross margin	27	773	691
Gross margin percentage	2%	46%	43%
Research and development	$368	$358	$367
Marketing, general and administrative	230	243	261
Amortization of acquired intangible assets	1	3	9
Restructuring charges, net	8	98	—
Interest income	2	2	3
Interest expense	(43)	(43)	(48)
Other income (expense), net	(1)	(207)	11
Provision (benefit) for income taxes	(32)	(4)	2
Dilution gain in investee, net	$—	$—	$492

Gross Margin

Gross margin as a percentage of net revenue was 2% in the first quarter of 2012 compared to 43% in the first quarter of 2011. Gross margin in the first quarter of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF. Gross margin in the first quarter of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million recorded to cost of sales related to a legal settlement. Absent the effect of the charges described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 46% in the first quarter of 2012 compared to 45% in the first quarter of 2011. The improvement in gross margin, as adjusted for the factors described above, was primarily due to an increase in net revenue received in connection with the sale and development of game console systems that incorporate our graphics technology.

Gross margin as a percentage of net revenue was 2% in the first quarter of 2012 compared to 46% in the fourth quarter of 2011. Absent the effect of the charge in the first quarter of 2012 referenced above, which we believe is not indicative of our ongoing operating performance, our gross margin in the first quarter of 2012 would have been 46%, or flat compared to the fourth quarter of 2011. Gross margin in the first quarter of 2012 benefited from the higher than anticipated demand for certain 32nm Llano products, particularly in emerging markets. However, this was offset by seasonally-driven decline in net revenue received in connection with the sale and development of game console systems that incorporate our graphics technology.

Expenses

Research and Development Expenses

Research and development expenses of $368 million in the first quarter of 2012 were relatively flat compared to $367 million in the first quarter of 2011. A $6 million increase in research and development expenses attributable to our Computing Solutions segment was partially offset by a $4 million decrease in research and development expenses attributable to our Graphics segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $19 million increase in manufacturing process technology expenses related to GF for our future products and a $7 million increase in other employee compensation and benefit expense, partially offset by a $21 million decrease in product engineering and design costs primarily due to one fewer week in the first quarter of 2012 compared to the same period in 2011. The decrease in research and development expenses attributable to our Graphics segment was primarily due to lower manufacturing process technology expense.

Research and development expenses of $368 million in the first quarter of 2012 increased by $10 million compared to $358 million in the fourth quarter of 2011. The increase was primarily due to a $22 million increase in research and development expenses attributable to our Computing Solutions segment, partially offset by a $13 million decrease in research and development expenses attributable to our Graphics segment. The increase in research and development expenses attributable to our Computing Solutions segment was primarily due to a $27 million increase in manufacturing process technology expenses related to GF for our future products, partially offset by a $7 million decrease in product engineering and design costs which reflected our efforts to reduce operating expense. The decrease in research and development expenses attributable to our Graphics segment was primarily due to a $7 million decrease in product engineering and design costs and a $4 million decrease in other employee compensation and benefit expense.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $230 million in the first quarter of 2012 decreased by $31 million compared to $261 million in the first quarter of 2011. The decrease was primarily due to a $25 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $6 million decrease in marketing, general and administrative expenses attributable to our Graphics segment, as well as an absence of $13 million of separation costs related to the resignation of our former Chief Executive Officer in the first quarter of 2011. These decreases were partially offset by $6 million of acquisition costs related to SeaMicro. The decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and Graphics segment was primarily due to a decrease in sales and marketing activities resulting from a restructuring plan implemented during the fourth quarter of 2011.

Marketing, general and administrative expenses of $230 million in the first quarter of 2012 decreased by $13 million compared to $243 million in the fourth quarter of 2011. The decrease was primarily due to a $12 million decrease in marketing, general and administrative expenses attributable to our Computing Solution segment and a $6 million decrease in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by $6 million of acquisition costs related to SeaMicro. The decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and our Graphics segment was primarily due to a decrease in sales and marketing activities resulting from a restructuring plan implemented during the fourth quarter of 2011.

Interest Expense

Interest expense of $43 million in the first quarter of 2012 decreased from $48 million in the first quarter of 2011 primarily due to a net reduction in the principal amount of our outstanding debt.

Interest expense of $43 million in the first quarter of 2012 was flat compared to the fourth quarter of 2011.

Other Income (Expense), Net

Other expense, net in the first quarter of 2012 was $1 million compared to $11 million of other income, net in the first quarter of 2011 and $207 million of other expense, net in the fourth quarter of 2011.

In the first quarter of 2011, we recognized a $9 million gain recognized from foreign currency exchange rate fluctuations. In the fourth quarter of 2011, we recorded a non-cash impairment charge of approximately $209 million related to our investment in GF.

Income Taxes

In the first quarter of 2012, we recorded an income tax provision benefit of $32 million due to a tax benefit of $36 million relating to the SeaMicro acquisition, and a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, which was offset by $5 million of foreign taxes in profitable locations. The tax impact of the transfer of our remaining shares of capital stock in GF to GF during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

In the first quarter of 2011, we recorded an income tax provision of $2 million consisting of foreign taxes in profitable locations of $3.5 million, partially offset by $1.5 million of U.S. tax benefits from the monetization of U.S. tax credits. The tax impact of the non-cash gain related to the dilution of our equity interest in GF during the first quarter of 2011 was not material due to the existence of the U.S. valuation allowance.

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of our U.S. valuation allowance. This resulted in a discrete income tax provision benefit of approximately $36 million in the first quarter of 2012.

As of March 31, 2012, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which as of March 31, 2012, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended
	March 31, 2012	December 31, 2011	April 2, 2011
	(In millions)
Cost of sales	$2	$2	$1
Research and development	11	11	12
Marketing, general, and administrative	8	8	14

Stock-based compensation expense, net of tax of $0	$21	$21	$27

For all period presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expenses of $21 million in the first quarter of 2012 decreased $6 million as compared to $27 million in the first quarter of 2011 and was flat as compared to the fourth quarter of 2011. The decrease was primarily due to the absence of accelerated vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, pursuant to the terms of his employment and separation agreements. The stock-based compensation expenses related to the grants made in connection with the SeaMicro acquisition were immaterial in the first quarter of 2012.

2011 Restructuring Plan

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of our global workforce by 13% and contract and program terminations and was substantially completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during the first quarter of 2012 and the remaining related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheet as of March 31, 2012:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance as of December 31, 2011	$22	$45	$67
Charges associated with additional workforce reduction	8		8
Cash payments	(20)	—	(20)

Balance as of March 31, 2012	$10	$45	$55

International Sales

International sales as a percentage of net revenue were 93% in the first quarter of 2012, 93% in the first quarter of 2011 and 90% in the fourth quarter of 2011. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of March 31, 2012, our cash, cash equivalents and marketable securities of $1.5 billion decreased by $221 million compared to December 31, 2011. During the first quarter of 2012, we paid $281 million, net to acquire SeaMicro, Inc. (SeaMicro).

Our debt and capital lease obligations as of March 31, 2012 were $2 billion, which reflected a debt discount adjustment of $72 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes). As of March 31, 2012, our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) with a carrying amount of $485 million were classified as current liabilities. We may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of our 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, we will pay off the outstanding amount of our 5.75% Notes at maturity.

For the first quarter of 2012, our non-GAAP free cash flow was $67 million. Free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash provided by operating activities for the first quarter of 2012 of $107 million and subtracting capital expenditures, which were $40 million for the first quarter of 2012. For the first quarter of 2011, our non-GAAP adjusted free cash flow was $154 million. This non-GAAP measure was calculated by taking GAAP net cash used by operating activities for the first quarter of 2011 of $168 million and adding an amount of $360 million, which represents payments made by certain of our distributor customers during the first quarter of 2011, to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement among AMD, certain AMD subsidiaries and the IBM Parties, which we terminated in February 2011. Then the resulting amount of $192 million was adjusted by subtracting capital expenditures, which were $38 million for the first quarter of 2011.

Compared to our non-GAAP adjusted free cash flow of $154 million for the first quarter of 2011, the decrease in our non-GAAP free cash flow for the first quarter of 2012 was primarily attributable to the absence of $360 million in payments made by our distributor customers to the IBM Parties in the first quarter of 2011, offset by an increase in cash flow from operating activities of $275 million.

We had various supplier agreements with the IBM Parties pursuant to which we sold invoices of selected distributor customers. Under this financing arrangement, we did not recognize revenue until our distributors sold our products to their customers. Under GAAP, we classified funds received from the IBM Parties as debt on the balance sheet. Moreover, for cash flow purposes, we classified these funds as cash flows from financing activities. When a distributor paid the applicable IBM Party, we reduced the distributor’s accounts receivable and the corresponding debt resulted in a non-cash accounting entry. Because we did not receive the cash from the distributor to reduce the accounts receivable, the distributor’s payment was not reflected in our cash flows from operating activities.

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

We believe that cash, cash equivalents and marketable securities balances as of March 31, 2012, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures and debt repayment, over the next twelve months.

We believe that in the event we require additional funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our short-term and long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past and may in the future adversely impact our business. We cannot assure you that conditions will improve, and they could worsen. If market conditions do not improve or deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Auction Rate Securities (ARS)

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected, and since February 2008, auctions for these securities failed to settle on their respective settlement dates. However, there have been no defaults on these securities, and we have received all interest payments as they became due.

As of March 31, 2012, the par value of our ARS was $37 million, with an estimated fair value of $32 million. Total ARS, at fair value, represented 2% of our total investment portfolio as of March 31, 2012.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of March 31, 2012. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash provided by operating activities was $107 million in the first quarter of 2012. Net loss of $590 million was adjusted for non-cash charges consisting primarily of a $278 million non-cash charge equal to the fair value of our transferred capital stock in GF related to the limited waiver of exclusivity from GF, $63 million of depreciation and amortization expense, $21 million of stock-based compensation expense and $6 million of non-cash interest expense. These charges were partially offset by $36 million of benefit for deferred income taxes. The net changes in operating assets as of March 31, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $40 million, which was primarily due to the timing of sales and collections during the first quarter of 2012. During the first quarter of 2012, payable to GF increased by $384 million. Payable to GF included all amounts due to GF by us. The amount payable to GF increased primarily due to the remaining cash obligation of $275 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other increased by $187 million primarily due to a $157 million increase in trade accounts payable due to the timing of payments, a $15 million increase in deferred income on shipments to our distributor customers, an $8 million increase in accrued compensation and benefits, and an $8 million increase in other liabilities. Prepaid expenses and current assets increased by $41 million primarily due to a $26 million increase in non-trade accounts receivable and $7 million net payments for technology licenses.

Net cash used in operating activities was $168 million in the first quarter of 2011. Net income of $510 million was adjusted for non-cash charges consisting primarily of $88 million of depreciation and amortization expense and $27 million of stock-based compensation expense. These charges were partially offset by recognition of a non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at April 2, 2011 compared to December 25, 2010 included an increase in accounts receivable of $189 million, which included the non-cash impact of our former financing arrangements with the IBM Parties. During the first quarter of 2011, the IBM Parties collected approximately $360 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $171 million. This decrease was primarily due to the timing of sales and collections during the first quarter of 2011. Accounts payable to GF decreased by $78 million due to the timing of payments during the first quarter of 2011.

Investing Activities

Net cash provided by investing activities was $200 million in the first quarter of 2012. We had a net cash inflow of $525 million from sale and maturity of available for sale securities, partially offset by a net cash outflow of $281 million related to the acquisition of SeaMicro and a net cash outflow of $39 million for purchases of property, plant and equipment.

Net cash used in investing activities was $14 million in the first quarter of 2011. We had a net cash outflow of $38 million for purchases of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GLOBALFOUNDRIES Singapore Pte. Ltd. to GF, offset by a net cash inflow of $41 million from the maturity of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was $17 million in the first quarter of 2012 primarily due to net proceeds from foreign grants of $9 million and $9 million from the exercise of employee stock options.

Net cash provided by financing activities was $178 million in the first quarter of 2011 primarily as a result of proceeds of $165 million from our former financing arrangements with the IBM Parties and $9 million from the exercise of employee stock options.

During the first quarters of 2012 and 2011, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of March 31, 2012, and is supplemented by the discussion following the table (in millions):

	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and beyond
5.75% Convertible Senior Notes due 2012	$485	$485	$—	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	580	—	—	—	580	—	—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	33	—	31	1	—	—	1
Aggregate interest obligation (2)	678	97	114	114	94	79	180
Capital lease obligations (3)	30	4	6	6	6	6	2
Operating leases	181	30	35	33	27	19	37
Purchase Obligations (4)	1,905	1,830	40	23	12	—	—

Total contractual obligations	$4,892	$2,446	$226	$177	$719	$104	$1,220

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we require. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. Also, this amount includes the estimated future purchase obligations of $1.5 billion to GF under the WSA, as amended. Amounts for years subsequent to 2012 are subject to future negotiations and we expect will continue to be material, are not included in the table above. See “Purchase Obligations” below.

5.75% Convertible Senior Notes due 2012

On August 14, 2007, we issued $1.5 billion aggregate principal amount of the 5.75% Notes. The 5.75% Notes are our general unsecured senior obligations. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

As of March 31, 2012, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

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

As of March 31, 2012, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $548 million, net of debt discount of $32 million.

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

As of March 31, 2012, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $460 million, net of debt discount of $40 million.

We may elect to purchase or otherwise retire the 8.125% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of the 7.75% Senior Notes Due 2020 (7.75% Notes). The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as Trustee.

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

As of March 31, 2012, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $21 million related to employee benefit obligations, the majority of which will be paid through 2013 and $12 million of payments due under certain software and technology licenses that will be paid through 2014.

Other long-term liabilities excludes amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 31, 2012, primarily consisted of $16 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $6 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of March 31, 2012. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of March 31, 2012, we had aggregate outstanding capital lease obligations of $26 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions, we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of March 31, 2012 were $181 million.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. As of March 31, 2012, total non-cancelable purchase obligations, other than those to GF under the amended WSA of $1.5 billion, were $405 million.

GF is a related party of AMD. Our total purchases from GF related to wafer manufacturing and research and development activities during the first quarter of 2012 amounted to approximately $420 million. See Note 2 for additional information on the WSA with GF.

Recently Adopted Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012. The adoption of this standard did not materially impact our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. We adopted this standard during the first quarter of 2012. The adoption of this standard only impacted the presentation format of our condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard during the first quarter of 2012. The adoption of this standard will not materially impact our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

There have not been any other material changes in market risk since December 31, 2011.

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

As of March 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

With the introduction of our APU products, computer manufacturers have increasingly selected APUs for their AMD product-based solutions, particularly for mobile PCs, because our APU platforms cost less than the combined cost of a legacy microprocessor, discrete graphics card and chipset, while offering comparable performance to mainstream discrete graphics cards, which we believe is sufficient for most mainstream PC users. We believe that demand for additional discrete graphic cards may decrease in the future due to both the continued improvement of the quality of Intel’s integrated graphics and the discrete level graphics performance of our APUs.

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

We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. For example, during the fourth quarter of 2011, we experienced reduced supply of 45nm products from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production. If we experience future supply constraints, from our third party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, depending on the timing of supply of products during any given quarter, customer demand may fluctuate.

We do not have long-term commitment contracts with some of our third party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

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

We rely on GF to manufacture most of our products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of this amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of production wafers in 2012. We will pay GF fixed prices for production wafers delivered in 2012. If GF encounters any problems that significantly reduce the number of functional die we receive from each wafer, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for our products and could also reduce the number of products available for sale to our customers, which may have an adverse impact on our results of operations. For example, during the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of 32nm products to us. Also in the third quarter of 2011, we experienced supply constraints for our 45nm microprocessor products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional 32nm products. Because we were supply constrained with respect to 32nm and 45nm wafers, our revenues and gross margin in the third quarter of 2011 were adversely impacted. Also, during the fourth quarter of 2011, we experienced reduced supply of 45nm product from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production. If GF is unable to achieve anticipated manufacturing yields, remain competitive using advanced process technologies or manufacture our products on a timely basis, or meet our capacity requirements, then we may experience delays in product launches or supply shortages for certain products and our business could be materially adversely affected.

In addition, GF relies on Advanced Technology Investment Company (ATIC) for its funding needs. If ATIC failed to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us would be materially adversely effected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures, or a combination of both. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

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

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. With respect to our graphics products, we depend in part on Microsoft to design and develop its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our APU products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or does not continue to develop and maintain their operating systems to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, some software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft or other software vendors, our ability to market our products would be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 51% of our net revenue in the first quarter of 2012. On a segment basis, during the first quarter of 2012, five customers accounted for approximately 58% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 48% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, ARM-based processors are used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as tablets and smartphones. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, it could negatively impact PC sales, which could negatively impact our business. Also, Intel expects 3-D 22nm process technology with 3-D tri-gate transistor architecture can improve power consumption and performance of its products. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of March 31, 2012 were $2 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of March 31, 2012, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The semiconductor industry is highly cyclical and has experienced severe downturns that has materially adversely affected, and may in the future materially adversely affect, our business.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Recent flooding in Thailand has disrupted and continues to disrupt the supply of hard disk drives. If our customers are unable to obtain sufficient quantities of hard disk drives they need for their systems that include our products and the supply of their products is substantially reduced, then they may postpone or cancel their orders for our products, which could also have a material adverse impact on our business. For example, during the fourth quarter of 2011, we believe the results of our Graphics segment were adversely impacted because some of our customers were impacted by the flooding in Thailand and the disruption in the supply of hard disk drives. Our financial performance has been, and may in the future be, negatively affected by these downturns.

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

From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries are unable to procure materials for manufacturing our products, our business would be materially adversely affected.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse effect on our business.

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

Our reliance on third-party distributors and add-in-board partners subjects us to certain risks.

We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIBs terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

Additionally, distributors and AIBs typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIBs protect their inventory of our products against price reductions. We defer the gross margins on our sales to distributors and AIBs, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors or the AIBs. However, in the event of a significant decline in the price of our products, the price protection rights we offer would materially adversely affect us because our revenue and corresponding gross margin would decline.

Our worldwide operations are subject to political and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 93% in the first quarter of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. For example, flooding in Thailand has disrupted and continues to disrupt the supply of hard disk drives. Some of our customers have been unable to obtain sufficient quantities of hard disk drives. As a result, we believe during the fourth quarter of 2011, they postponed or canceled their orders for our GPU products. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

As of March 31, 2012, the par value of all our auction rate securities, or ARS, was $37 million with an estimated fair value of $32 million. As of March 31, 2012, our investments in ARS included estimated fair values of approximately $13 million of student loan ARS and $19 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. Other countries have also implemented similar restrictions. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may produce sudden changes in demand, which may result in excess inventory.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices, and there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

A number of jurisdictions including the EU, Australia and China are developing or finalizing market entry or public procurement requirements for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. Some of these regulations are expected to be approved and implemented by the end of 2012. If such requirements are implemented in the proposed time frame and do not contain recommended modifications as proposed by industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from these markets which could materially adversely affect us. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

ITEM 6.	EXHIBITS

10.1***	Wafer Supply Agreement Amendment No. 2 among AMD, GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC, and ATIC International Investment Company LLC dated as of March 4, 2012.

10.2*	AMD Outside Director Equity Compensation Policy.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans or arrangements.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 9, 2012	By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer