Form 10-Q
period 2012-06-30
ADVANCED MICRO DEVICES INC
filed 2012-08-02
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of July 27, 2012: 707,555,106

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions, except per share amounts)
Net revenue	$1,413	$1,574	$2,998	$3,187
Cost of sales	775	854	2,333	1,776

Gross margin	638	720	665	1,411
Research and development	345	367	713	734
Marketing, general and administrative	212	239	442	500
Amortization of acquired intangible assets	4	9	5	18
Restructuring charges, net	—	—	8	—

Operating income (loss)	77	105	(503)	159
Interest income	2	2	4	5
Interest expense	(43)	(47)	(86)	(95)
Other income (expense), net	(5)	4	(6)	15

Income (loss) before dilution gain in investee and income taxes	31	64	(591)	84
Provision (benefit) for income taxes	(6)	3	(38)	5
Dilution gain in investee, net	—	—	—	492

Net income (loss)	$37	$61	$(553)	$571

Net income (loss) per share
Basic	$0.05	$0.08	$(0.75)	$0.79
Diluted	$0.05	$0.08	$(0.75)	$0.76
Shares used in per share calculation:
Basic	739	724	737	722
Diluted	755	743	737	766

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Total comprehensive income (loss)	$41	$60	$(552)	$570

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,015	$869
Marketable securities	564	896

Total cash and cash equivalents and marketable securities	1,579	1,765
Accounts receivable, net	744	919
Inventories, net	833	476
Prepaid expenses and other current assets	77	69

Total current assets	3,233	3,229
Long-term marketable securities	180	149
Property, plant and equipment, net	707	726
Investment in GLOBALFOUNDRIES	—	278
Acquisition related intangible assets, net	105	8
Goodwill	553	323
Other assets	263	241

Total assets	$5,041	$4,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$363
Payable to GLOBALFOUNDRIES	661	177
Accrued liabilities	548	550
Deferred income on shipments to distributors	126	123
Current portion of long-term debt and capital lease obligations	489	489
Other current liabilities	57	72

Total current liabilities	2,352	1,774
Long-term debt and capital lease obligations, less current portion	1,532	1,527
Other long-term liabilities	40	63
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 30, 2012 and December 31, 2011; shares issued: 716 on June 30, 2012 and 706 shares on December 31, 2011; shares outstanding: 707 on June 30, 2012 and 698 shares on December 31, 2011	7	7
Additional paid-in capital	6,752	6,672
Treasury stock, at cost (9 shares on June 30, 2012 and December 31, 2011)	(108)	(107)
Accumulated deficit	(5,530)	(4,977)
Accumulated other comprehensive loss	(4)	(5)

Total stockholders’ equity	1,117	1,590

Total liabilities and stockholders’ equity	$5,041	$4,954

*	Amounts as of December 31, 2011 were derived from the December 31, 2011 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(553)	$571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	278	—
Dilution gain in investee	—	(492)
Depreciation and amortization	128	168
Benefit for deferred income taxes	(40)	(2)
Compensation recognized under employee stock plans	47	47
Non-cash interest expense	12	11
Other	(1)	11
Changes in operating assets and liabilities:
Accounts receivable	177	(187)
Inventories	(355)	(10)
Prepaid expenses and other current assets	(16)	36
Other assets	(18)	1
Payable to GLOBALFOUNDRIES	484	(88)
Accounts payable, accrued liabilities and other	45	(60)

Net cash provided by operating activities	188	6

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	(281)	—
Purchases of property, plant and equipment	(79)	(105)
Purchases of available-for-sale securities	(548)	(952)
Proceeds from sales and maturities of available-for-sale securities	850	830
Other	(5)	(17)

Net cash used in investing activities	(63)	(244)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	—	170
Net proceeds from foreign grants	12	10
Proceeds from issuance of common stock	12	15
Repayments of debt and capital lease obligations	(2)	(5)
Other	(1)	(4)

Net cash provided by financing activities	21	186

Net increase (decrease) in cash and cash equivalents	146	(52)

Cash and cash equivalents at beginning of period	869	606

Cash and cash equivalents at end of period	$1,015	$554

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarter and six months ended June 30, 2012 consisted of 13 and 26 weeks, respectively. The quarter and six months ended July 2, 2011 consisted of 13 and 27 weeks, respectively.

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

The second amendment also grants the Company certain rights to contract with another wafer foundry supplier with respect to specified 28 nanometer (nm) products for a specified period of time. In consideration for these rights, the Company agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that it owned (1,063,798 GF Class A Preferred Shares). As a result of the Company receiving these rights in the first quarter of 2012, the Company recorded a charge related to the limited waiver of exclusivity from GF of $703 million consisting of the above-mentioned $425 million cash payment and a $278 million non-cash charge equal to the carrying and fair value of its transferred capital stock in GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million was paid on June 29, 2012 and $50 million will be paid by October 2, 2012 with the remaining $175 million to be paid by December 31, 2012. In addition, as security for the final two payments, the Company issued a $225 million non-interest bearing promissory note to GF.

As a result of the transfer of the Company’s shares of GF capital stock, the Company no longer owns any GF capital stock. Also, the Company is no longer entitled to designate a director to GF’s board, and its designated director resigned effective as of the date of the second amendment.

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

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and six months ended June 30, 2012 amounted to approximately $415 million and $835 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and six months ended July 2, 2011 amounted to approximately $158 million and $421 million, respectively.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3. Acquisition

On March 23, 2012, AMD acquired SeaMicro, Inc. (SeaMicro), a privately held company that produces energy-efficient, high-bandwidth microservers. Through the acquisition of SeaMicro, AMD plans to accelerate its strategy to deliver disruptive server technology to its original equipment manufacturers (OEM) customers serving Cloud-centric data centers. SeaMicro’s results of operations were included in the Computing Solutions segment.

The total consideration paid to acquire SeaMicro was $312 million, not including cash acquired of $19 million. In addition, AMD incurred $6 million in transaction costs, which were included in marketing, general and administrative expenses on AMD’s condensed consolidated statement of operations. AMD paid $293 million in cash to the holders of all outstanding shares of SeaMicro capital stock. As part of the acquisition, AMD assumed all outstanding vested and unvested SeaMicro stock options and unvested restricted stock held by continuing SeaMicro employees as of March 23, 2012. The assumed options were exchanged for approximately 1,652,000 vested and 4,792,000 unvested AMD stock options. The assumed restricted stock was exchanged for approximately 322,000 AMD restricted shares. The stock options and restricted shares continue to have the same terms and conditions as under SeaMicro’s option plan. The fair value attributable to pre-combination employee service as of the March 23, 2012 closing for the stock options and restricted shares assumed, which was part of the consideration paid to acquire SeaMicro, was $19 million. The fair value for the stock options assumed was determined using a binomial option-pricing valuation model.

The total cash consideration of $293 million included $29 million deposited into an escrow account as security for any breaches by SeaMicro of representations, warranties and covenants under the acquisition agreement. The escrow funds, less amounts of any valid indemnification claims, if any, will be disbursed by the escrow agent to the former stockholders of SeaMicro in March 2013.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standard Codification (ASC) 805, Business Combinations. Accordingly, the total consideration was assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by AMD’s management based on information available at the date of acquisition. The results of operations of SeaMicro were included in AMD’s consolidated financial statements from the date of acquisition.

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

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The developed technology of SeaMicro relates to SeaMicro’s SM10000 server offerings, which is built around a parallel array of independent ultra-low power processors, and it serves to integrate computation, switching, server management, and load balancing. In addition to developed technology, SeaMicro had in-process research and development projects, which were incomplete at the time of the acquisition. The value of developed technology and in-process research and development was determined based on the present value of estimated expected cash flows attributable to the technology. The customer relationships related to the ability to sell existing, in-process and future versions of the technology to SeaMicro’s existing customers and were valued based on incremental cash flows generated from the existing customer base. The trade name related to the SeaMicro brand names. The goodwill was primarily attributed to premiums paid for synergies between AMD and SeaMicro and the assembled workforce and is not deductible for tax purposes. The acquired developed technology, customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives. The acquired in-process research and development and goodwill associated with the acquisition are categorized as indefinite-lived intangible assets and subject to impairment review. Capitalized acquired in-process research and development costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of AMD and SeaMicro during the three and six months ended June 30, 2012 and July 2, 2011 as though the acquisition had occurred as of the beginning of the comparable prior annual reporting period. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, inventory adjustment to fair value, share-based compensation expense related to unvested stock options and restricted stock assumed, acquisition-related costs and the income tax impact of the pro forma adjustments. The pro forma financial information presented below does not include any anticipated synergies or other expected benefits of the acquisition. It is presented for informational purposes only and not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions, except per share amounts)
Net revenue	$1,413	$1,576	$3,000	$3,190
Net income (loss)	$37	$53	$(602)	$587
Diluted earnings (loss) per share	$0.05	$0.07	$(0.82)	$0.78

NOTE 4. Goodwill

The following table reflects the carrying amounts of goodwill by segment:

	Computing Solutions	Graphics	Total
	(In millions)
Balance as of December 31, 2011	$—	$323	$323
Addition due to SeaMicro acquisition	230	—	230

Balance as of June 30, 2012	$230	$323	$553

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. Supplemental Balance Sheet Information

Accounts Receivable

	June 30, 2012	December 31, 2011
	(In millions)
Accounts receivable	$745	$921
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$744	$919

Inventories

	June 30, 2012	December 31, 2011
	(In millions)
Raw materials	$30	$25
Work in process	557	295
Finished goods	246	156

Total inventories, net	$833	$476

Property, Plant and Equipment

	June 30, 2012	December 31, 2011
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	594	544
Equipment	1,520	1,507
Construction in progress	76	114

	2,221	2,196
Accumulated depreciation and amortization	(1,514)	(1,470)

Total property, plant and equipment, net	$707	$726

Accrued Liabilities

	June 30, 2012	December 31, 2011
	(In millions)
Accrued compensation and benefits	$170	$161
Marketing programs and advertising expenses	191	223
Software technology and licenses payable	20	20
Other	167	146

Total accrued liabilities	$548	$550

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

Diluted net income per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock awards and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic income (loss) per share	$37	$61	$(553)	$571
Effect of assumed conversion of 5.75% convertible senior notes:
Interest expense and amortization of financing cost	—	—	—	15

Numerator for diluted net income (loss) per share	$37	$61	$(553)	$586

Denominator – Weighted average shares
Denominator for basic net income (loss) per share	739	724	737	722
Effect of potentially dilutive shares:
Employee stock options and restricted stock awards	16	19	—	20
5.75% convertible senior notes	—	—		24

Denominator for diluted net income (loss) per share	755	743	737	766

Net income (loss) per share:
Basic	$0.05	$0.08	$(0.75)	$0.79
Diluted	$0.05	$0.08	$(0.75)	$0.76

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 19 million and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million were not included in the net income per share calculation for the second quarter of 2012 because their inclusion would have been anti-dilutive.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 18 million and (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the six months ended June 30, 2012 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 14 million (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net income per share calculation for the second quarter of 2011 because their inclusion would have been anti-dilutive.

Potential shares from outstanding stock options and restricted stock awards totaling approximately 15 million were not included in the net income per share calculation for the six months ended July 2, 2011 because their inclusion would have been anti-dilutive.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7. Financial Instruments

Available-for-sale securities held by the Company as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$294	$738
Commercial paper	350	1
U.S. Treasury and U.S. Agency Notes	250	—

Total classified as cash equivalents	$894	$739

Classified as current marketable securities:
Commercial paper	$406	$698
U.S. Treasury and U.S. Agency Notes	50	—
Time deposits	75	160
Auction rate securities	32	38
Marketable equity securities	1	—

Total classified as current marketable securities	$564	$896

Classified as long-term marketable securities:
Money market funds	$1	$9
Corporate bonds	179	140

Total classified as long-term marketable securities	$180	$149

Classified as other assets:
Money market funds	$10	$10

Total classified as other assets	$10	$10

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of each of June 30, 2012 and December 31, 2011, the Company had approximately $10 million, of available-for-sale investments in money market funds used as collateral for leased buildings, which was included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized no gain or loss on sales of available-for-sale securities of approximately $6 million during the six months ended June 30, 2012. The Company realized a gain of approximately $2 million on sales of available-for-sale securities of approximately $13 million during the six months ended July 2, 2011. The cost of securities sold was determined based on the specific identification method.

The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of June 30, 2012 was $32 million (par value $37 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months.

The Company intends to hold its long-term marketable securities for greater than one year and does not intend to use them in current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of June 30, 2012 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have maximum stated maturities of two years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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
	(In millions)
June 30, 2012
Assets
Classified as cash equivalents:
Money market funds	$294	$294	$—	$—
Commercial paper	350	—	350	—
U.S. Treasury and U.S. Agency Notes	250	—	250	—

Total classified as cash equivalents	$894	$294	$600	$—

Classified as current marketable securities:
Commercial paper	$406	$—	$406	$—
U.S. Treasury and U.S. Agency Notes	50	—	50	—
Time deposits	75	—	75	—
Auction rate securities	32	—	—	32
Marketable equity securities	1	1	—	—

Total classified as current marketable securities	$564	$1	$531	$32

Classified as long-term marketable securities:
Money market funds	$1	$1	$—	$—
Corporate bonds	179	—	179	—

Total classified as long-term marketable securities	$180	$1	$179	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Total assets measured at fair value	$1,648	$306	$1,310	$32

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(1)	$—	$(1)	$—

Total liabilities measured at fair value	$(1)	$—	$(1)	$—

December 31, 2011
Assets
Classified as cash equivalents:
Money market funds	$738	$738	$—	$—
Commercial paper	1	—	1	—

Total classified as cash equivalents	$739	$738	$1	$—

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

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market mutual funds, commercial paper, U.S. Treasury and U.S. Agency Notes, time deposits, marketable equity securities, corporate bonds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of June 30, 2012 and December 31, 2011, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of June 30, 2012 when compared to the fair value as of December 31, 2011. As of June 30, 2012, these Level 3 ARS accounted for approximately 2% of the Company’s total cash, cash equivalents and current marketable securities.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	June 30, 2012	July 2, 2011
	Auction Rate Securities	Auction Rate Securities
	(In millions)
Beginning balance	$32	$57
Redemption at par	—	(6)
Gain (loss) included in net income (loss)	—	1
Change in fair value included in other comprehensive income (loss)	—	—

Ending balance	$32	$52

	Six Months Ended
	June 30, 2012	July 2, 2011
	Auction Rate Securities	Auction Rate Securities
	(In millions)
Beginning balance	$38	$57
Redemption at par	(6)	(6)
Gain (loss) included in net income (loss)	—	1
Change in fair value included in other comprehensive income (loss)	—	—

Ending balance	$32	$52

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	Quarter Ended
	June 30, 2012	December 31, 2011
Discount rate for periodic interest payments	1.07%	1.13%
Discount rate for principal repayments	1.66%	1.93%
Liquidity discount	0.90%	0.90%
Credit discount	2.00%	2.00%
Estimated period (years)	17	17

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	June 30, 2012		December 31, 2011
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$485	$487	$485	$490
Long-term debt (excluding capital leases)	$1,512	$1,689	$1,505	$1,619

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 8. Income Taxes

The Company recorded an income tax provision benefit of $6 million in the second quarter of 2012 and an income tax provision of $3 million in the second quarter of 2011. For the six months ended June 30, 2012, the Company recorded an income tax provision benefit of $38 million. For the six months ended July 2, 2011, the Company recorded an income tax provision of $5 million.

In the second quarter of 2012, the income tax provision benefit of $6 million was due to $9 million of tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $3 million of foreign taxes in profitable locations. The $38 million income tax provision benefit recorded in the first six months of 2012 was due a tax benefit of $36 million relating to the SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $8 million of foreign taxes in profitable locations. The tax impact of the transfer of the Company’s remaining shares of capital stock in GF during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

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

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income against which the Company was able to release a portion of its U.S. valuation allowance which provided for a discrete income tax provision benefit of approximately $36 million in the first quarter of 2012.

As of June 30, 2012, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 30, 2012, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $4 million during the second quarter of 2012 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of June 30, 2012 were approximately $62 million. The Company has recognized $2 million of liabilities for unrecognized tax benefits as of June 30, 2012. The net impact on the tax provision for the net decrease in gross unrecognized tax benefits in the second quarter of 2012 was a tax provision benefit of $4 million. There were no material changes to penalties or interest in the second quarter of 2012.

During the 12 months beginning July 1, 2012, the Company believes that it is reasonably possible that there will be no material changes in its unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

NOTE 9. Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net, dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Net revenue:
Computing Solutions	$1,046	$1,207	$2,249	$2,407
Graphics	367	367	749	780

Total net revenue	$1,413	$1,574	$2,998	$3,187

Operating income (loss):
Computing Solutions	$82	$142	$206	$242
Graphics	31	(7)	65	12
All Other	(36)	(30)	(774)	(95)

Total operating income (loss)	$77	$105	$(503)	$159

NOTE 10. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Cost of sales	$2	$2	$4	$3
Research and development	14	10	25	22
Marketing, general, and administrative	10	8	18	22

Stock-based compensation expense, net of tax of $0	$26	$20	$47	$47

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected volatility	53.58%	50.42%	52.16%	50.80%
Risk-free interest rate	0.49%	1.30%	0.54%	1.53%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.79	3.75	3.79	3.75

For the quarters ended June 30, 2012 and July 2, 2011, the Company granted 5,853,000 and 3,491,000 employee stock options, respectively, with weighted average grant date fair values per share of $2.34 and $2.85, respectively. For the six months ended June 30, 2012 and July 2, 2011, the Company granted 7,046,000 and 4,624,000 employee stock options, respectively, with weighted average grant date fair values per share of $2.32 and $2.97, respectively. In addition, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values of $6.49. (See Note 3).

Restricted Stock Units

For the quarters ended June 30, 2012 and July 2, 2011, the Company granted 13,206,000 and 10,548,000 restricted stock units, respectively, with weighted average grant date fair values per share of $5.97 and $7.58, respectively. For the six months ended June 30, 2012 and July 2, 2011, the Company granted 14,036,000 and 10,959,000 restricted stock units, respectively, with weighted average grant date fair values per share of $6.01 and $7.62, respectively.

Restricted Stock

For the six months ended June 30, 2012, the Company granted approximately 322,000 shares of restricted stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $4.03. (See Note 3).

Market-based restricted stock units

For the quarter ended June 30, 2012, the Company granted 1,754,000 shares of restricted stock units, with weighted average estimated grant date fair values per share of $3.95.

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

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the Company’s potential liability for product warranty during the quarters and six months ended June 30, 2012 and July 2, 2011 are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Beginning balance	$20	$19	$20	$19
New warranties issued	16	8	25	17
Settlements	(16)	(10)	(24)	(18)
Changes in liability for pre-existing warranties, including expirations	(2)	2	(3)	1

Ending balance	$18	$19	$18	$19

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

NOTE 12. Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in accumulated other comprehensive income, the amount of gain reclassified from accumulated other comprehensive income and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain included in other income, net related to contracts not designated as hedging instruments, which was reflected in the condensed consolidated statement of operations:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(1)	$(1)	$1	$(2)
Research and development	(1)	1	(1)	2
Marketing, general and administrative	—	—	—	1
Contracts not designated as hedging instruments
Other income (expense), net	$(1)	$—	$—	$8

Advanced Micro Devices, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	June 30, 2012	December 31, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(1)	$(2)
Contracts not designated as hedging instruments	$—	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship, and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of June 30, 2012 and December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts was $140 million and $141 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of June 30, 2012, the Company’s outstanding contracts were in a $1 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of June 30, 2012, the Company was not required to post any collateral.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; that a weak PC consumer buying environment will continue during the third quarter of 2012; the level of international sales as compared to total sales; the availability of external financing; our ability to sell our auction rate securities within the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations including capital expenditures and debt repayment over the next twelve months; our dependence on a small number of customers; our hedging strategy; and the timing of the implementation of certain ENERGYSTAR specifications. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to raise sufficient capital on favorable terms; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF in 2012 or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that customers stop buying our products or materially reduce their operations or demand for our products; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that global business and economic conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and six months ended June 30, 2012 compared to the quarter ended March 31, 2012 and the quarter and six months ended July 2, 2011, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” “our,” or “AMD” include these consolidated operating results.

Net revenue for the second quarter of 2012 was $1.41 billion, an 11% decrease compared to the first quarter of 2012 and a 10% decrease compared to second quarter of 2011. Our second quarter revenue was adversely affected by lower than expected desktop processor unit sales to our distributor customers, primarily in China and Europe, as well as the overall weakness in the global economy and weaker consumer spending, which impacted sales of our microprocessors for mobile devices to our Original Equipment Manufacturer (OEM) customers. Primarily as a result of lower sales during the second quarter of 2012 and in preparation for previously anticipated demand, our inventory increased during the second quarter of 2012 compared to the previous quarter. We expect this weaker PC consumer buying environment to continue during the third quarter of 2012.

In response to these factors, we reduced our expenses and focused on maintaining our gross margin. Our operating expenses during the second quarter of 2012 decreased to $557 million compared to $598 million in the first quarter of 2012 and $606 million in the second quarter of 2011. Gross margin, as a percentage of net revenue, for the second quarter of 2012, was 45%, an increase of 43% compared to 2% in the first quarter of 2012 and a 1% decrease compared to 46% in the second quarter of 2011. Gross margin in the second quarter of 2012 included a charge of $5 million related to a legal settlement. Gross margin in the first quarter of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF. Absent the effect of the charges described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 46% in both the first and second quarters of 2012.

Despite the challenges to net revenue that we faced during the second quarter of 2012, we experienced strong customer demand for our next generation AMD Fusion A-Series APUs, codenamed “Trinity,” and our next generation E-Series APU, codenamed “Brazos 2.0.” With respect to our graphics products, we strengthened our product portfolio with the launch of our AMD Radeon™ HD 7970 GHz Edition designed for our enthusiast desktop gamers.

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

Management believes there have been no significant changes during the quarter and six months ended June 30, 2012, to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net, dilution gain in investee and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We use the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an APU, chipsets and embedded processors; and

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 30, 2012, March 31, 2012, and July 2, 2011 consisted of 13 weeks. The six months ended June 30, 2012 and July 2, 2011 consisted of 26 and 27 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended			Six Months Ended
	June 30, 2012	March 31, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Net revenue:
Computing Solutions	$1,046	$1,203	$1,207	$2,249	$2,407
Graphics	367	382	367	749	780

Total net revenue	$1,413	$1,585	$1,574	$2,998	$3,187

Operating income (loss):
Computing Solutions	$82	$124	$142	$206	$242
Graphics	31	34	(7)	65	12
All Other	(36)	(738)	(30)	(774)	(95)

Total operating income (loss)	$77	$(580)	$105	$(503)	$159

Computing Solutions

Computing Solutions net revenue of $1,046 million in the second quarter of 2012 decreased by 13% compared to net revenue of $1,207 million in the second quarter of 2011 as a result of a 10% decrease in unit shipments and a 4% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessors for desktop PCs, partially offset by an increase in unit shipments of our microprocessors for mobile devices. Unit shipments of our microprocessors for desktop PCs decreased due to decreased demand from our distributor customers, particularly in China and Europe, and from our OEM customers. Unit shipments of our microprocessors for mobile devices increased primarily due to strong demand for our Brazos APU platforms. The decrease in overall average selling price was primarily attributable to a decrease in average selling price of our microprocessors for desktop PCs and chipset products, partially offset by an increase in average selling price of our microprocessors for servers. Average selling prices of our microprocessors for desktop PCs and chipset products decreased primarily due to a shift of our product mix to lower end microprocessor products. Average selling price of our microprocessors for servers increased primarily due to a richer product mix as customers transitioned to our AMD Opteron™ 6000 Series processors, which have a higher average selling price.

Computing Solutions net revenue of $1,046 million in the second quarter of 2012 decreased by 13% compared to $1,203 million in the first quarter of 2012 as a result of a 9% decrease in average selling price and a 4% decrease in unit shipments. The decrease in average selling price was attributable to a decrease in average selling price of our microprocessor and chipset products. Average selling price decreased primarily due to a shift in product mix to lower end products. Decreased sales of our Brazos and Llano-based APU platforms were partially offset by higher sales of our Trinity-based APU platforms. The decrease in unit shipments was attributable to a decrease in unit shipments of our microprocessor products due to decreased demand from our distributor customers and weaker consumer demand for PCs, which caused our OEM customers to reduce orders for our products.

Computing Solutions net revenue of $2,249 million for the first six months of 2012 decreased by 7% compared to $2,407 million for the first six months of 2011 as a result of a 4% decrease in unit shipments and a 2% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessors for desktop PCs, partially offset by an increase in unit shipments of microprocessor products for mobile devices and our chipset products. Unit shipments of our microprocessors for desktop PCs decreased due to decreased demand from our distributor customers, primarily in China and Europe, and from our OEM customers. Unit shipments of our microprocessors for mobile devices increased due to strong demand for our Brazos and Llano-based APU platforms and sales of our Trinity-based APU platforms. The decrease in the average selling price was attributable to a decrease in average selling price of our microprocessors for desktop PCs and our chipset products, partially offset by an increase in average selling price of our microprocessor products for servers and mobile devices. Average selling price of our microprocessors for desktop PCs decreased primarily due to lower demand from our distributor customers, primarily in China and Europe. Average selling price of chipset products decreased primarily due to a shift in our product mix to lower end microprocessor products. Average selling price of our microprocessors for servers increased primarily due to a richer product mix as customers transitioned to our AMD Opteron™ 6000 Series processors. Average selling price of microprocessors for mobile devices increased primarily due to a product mix, including sales of our Trinity-based APU platforms.

Computing Solutions operating income was $82 million in the second quarter of 2012 compared to $142 million in the second quarter of 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $74 million decrease in cost of sales, a $23 million decrease in marketing, general and administrative expenses and a $7 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $82 million in the second quarter of 2012 compared to $124 million in the first quarter of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $72 million decrease in cost of sales, a $30 million decrease in research and development expenses and a $12 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $206 million in the first six months of 2012 compared to $242 million in the first six months of 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $72 million decrease in cost of sales and a $48 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments. Marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics

Graphics net revenue of $367 million in the second quarter of 2012 was flat compared to net revenue of $367 million in the second quarter of 2011. An increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology was substantially offset by a decrease in net revenue from sales of GPU products. Net revenue from sales of GPU products decreased due to a decrease in overall unit shipments, partially offset by an increase in overall GPU average selling price. The increase in GPU average selling price was primarily due to improved product mix.

Graphics net revenue of $367 million in the second quarter of 2012 decreased by 4% compared to net revenue of $382 million in the first quarter of 2012. The decrease was due to a decrease in net revenue from sales of GPU products. Net revenue from sales of GPU products decreased due to lower GPU unit shipments primarily due to seasonally lower shipments in add-in board products. Net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology was flat in the second quarter of 2012 compared to the first quarter of 2012.

Graphics net revenue of $749 million in the first six months of 2012 decreased by 4% compared to net revenue of $780 million in the first six months of 2011. The decrease was primarily due to an 8% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to a decrease in overall unit shipments, partially offset by an increase in overall GPU average selling price. The increase in GPU average selling price was primarily due to improved product mix.

Graphics operating income was $31 million in the second quarter of 2012 compared to operating loss of $7 million in the second quarter of 2011. The improvement in operating results was primarily due to an $18 million decrease in research and development expenses, a $12 million decrease in cost of sales and an $8 million decrease in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below. The decrease in cost of sales was primarily due to a decrease in GPU unit shipments in the second quarter of 2012 compared to the second quarter of 2011 and correspondingly lower manufacturing costs.

Graphics operating income was $31 million in the second quarter of 2012 compared to $34 million in the first quarter of 2012. The decline in operating results was primarily due to the decrease in net revenue from sales of GPU products referenced above and a $5 million increase in research and development expense, partially offset by a $14 million decrease in cost of sales. The decrease in cost of sales was primarily due to lower GPU unit shipments and correspondingly lower manufacturing costs. Research and development expenses increased for the reasons set forth under “Expenses,” below.

Graphics operating income was $65 million in the first six months of 2012 compared to $12 million in the first six months of 2011. The improvement in operating results was primarily due to a $48 million decrease in cost of sales, a $22 million decrease in research and development expense and a $13 million decrease in marketing, general and administrative partially offset by the decrease in net revenue from sales of GPU products referenced above. The decrease in cost of sales was primarily due to lower GPU shipments and correspondingly lower manufacturing costs. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

All Other

All Other operating loss of $36 million in the second quarter of 2012 included stock-based compensation expense of $26 million, a $5 million charge recorded to cost of sales related to a legal settlement and $4 million related to amortization of acquired intangible assets.

All Other operating loss of $738 million in the first quarter of 2012 primarily included a $703 million charge related to the limited waiver of exclusivity from GF, stock-based compensation expense of $21 million, $8 million of net restructuring charges, $6 million of acquisition costs related to SeaMicro, Inc. (SeaMicro) and $1 million related to amortization of acquired intangible assets.

All Other operating loss of $774 million in the first six months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, stock-based compensation expense of $47 million, $8 million of net restructuring charges, $6 million of acquisition costs related to SeaMicro, $5 million related to amortization of acquired intangible assets and a $5 million charge recorded to cost of sales related to a legal settlement.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 30, 2012	March 31, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions except for percentages)
Cost of sales	$775	$1,558	$854	$2,333	$1,776
Gross margin	638	27	720	665	1,411
Gross margin percentage	45%	2%	46%	22%	44%
Research and development	345	368	367	713	734
Marketing, general and administrative	212	230	239	442	500
Amortization of acquired intangible assets	4	1	9	5	18
Restructuring charges, net	—	8	—	8	—
Interest income	2	2	2	4	5
Interest expense	(43)	(43)	(47)	(86)	(95)
Other income (expense), net	(5)	(1)	4	(6)	15
Provision (benefit) for income taxes	(6)	(32)	3	(38)	5
Dilution gain in investee, net	$—	$—	$—	$—	$492

Gross Margin

Gross margin as a percentage of net revenue was 45% in the second quarter of 2012 compared to 46% in the second quarter of 2011. Gross margin in the second quarter of 2012 included a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of the charge described above, which we believe is not indicative of our ongoing operating performance, our gross margin would have been 46% in the second quarter of 2012. Gross margin in the second quarter of 2012 compared to the second quarter of 2011 benefited from increased unit shipments of our Llano and Trinity-based APU platforms. However, this benefit was offset by a decline in average selling price for our microprocessor products.

Gross margin as a percentage of net revenue was 45% in the second quarter of 2012 compared to 2% in the first quarter of 2012. Gross margin in the second quarter of 2012 included a $5 million charge recorded to cost of sales related to a legal settlement. Gross margin in the first quarter of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF. Absent the effect of the charges described above, which we believe are not indicative of our ongoing operating performance, our gross margin in the first and second quarters of 2012 would have been 46%. Gross margin in the second quarter of 2012 compared to the first quarter of 2012 benefited from lower manufacturing costs. However, this benefit was offset by overall lower average selling price for our microprocessor products.

Gross margin as a percentage of net revenue was 22% in the first six months of 2012 compared to 44% in the first six months of 2011. Gross margin in the first six months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF and a $5 million charge recorded to cost of sales related to a legal settlement. Gross margin in the first six months of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Absent the effects of the charges as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 46% in the first six months of 2012 compared to 45% in the first six months of 2011. The improvement in gross margin, as adjusted for the factors described above, was primarily due to increased unit shipments of our Llano and Trinity-based APU platforms, partially offset by a decline in average selling price for our microprocessor products.

Expenses

Research and Development Expenses

Research and development expenses of $345 million in the second quarter of 2012 decreased by $22 million, or 6%, compared to $367 million in the second quarter of 2011. The decrease was primarily due to an $18 million decrease in research and development expenses attributable to our Graphics segment and a $7 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $4 million increase related to stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Graphics segment decreased as a result of a $12 million decrease in product engineering and design costs primarily due to lower material use in the second quarter of 2012, a $4 million decrease in other employee compensation and benefit expense and a $2 million decrease in manufacturing process technology expenses. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to an $8 million decrease in manufacturing process technology expenses related to GF and a $7 million decrease in other employee compensation and benefit expense, partially offset by an $8 million increase in product engineering and design costs.

Research and development expenses of $345 million in the second quarter of 2012 decreased by $23 million, or 6%, compared to $368 million in the first quarter of 2012. The decrease was primarily due to a $30 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $5 million increase in research and development expenses attributable to our Graphics segment and a $3 million increase related to stock-based compensation expense recorded in the All Other category. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $38 million decrease in manufacturing process technology expenses related to GF and an $11 million decrease in other employee compensation and benefit expense, partially offset by a $19 million increase in product engineering and design costs. Research and development expenses attributable to our Graphics segment decreased as a result of a $6 million decrease in product engineering and design costs primarily due to lower material use in the second quarter of 2012.

Research and development expenses of $713 million in the first six months of 2012 decreased by $21 million, or 3%, compared to $734 million in the first six months of 2011. The decrease was due to a $22 million decrease in research and development expenses attributable to our Graphics segment. Research and development expenses attributable to our Graphics segment decreased primarily due to a $13 million decrease in product engineering and design costs, a $5 million decrease in other employee compensation and benefit expense and a $4 million decrease in manufacturing process technology expenses in the first six months of 2012.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $212 million in the second quarter of 2012 decreased by $27 million, or 11%, compared to $239 million in the second quarter of 2011. The decrease was primarily due to a $23 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and an $8 million decrease in marketing, general and administrative expenses attributable to our Graphics segment. The decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $16 million decrease in sales and marketing activities resulting from a restructuring plan implemented during the fourth quarter of 2011, a $4 million decrease in other employee compensation and benefit expense and a $3 million decrease in other general and administrative expenses, which reflected our efforts to reduce operating expense. The decrease in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to lower general and administrative expenses which reflected our efforts to reduce operating expense.

Marketing, general and administrative expenses of $212 million in the second quarter of 2012 decreased by $18 million, or 8%, compared to $230 million in the first quarter of 2012. The decrease was primarily due to a $12 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and the absence of $6 million of acquisition costs related to the SeaMicro acquisition, which we incurred in the first quarter of 2012. The decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment was due to a $10 million decrease in general and administrative expenses primarily because of the completion of certain internal projects related to operating efficiencies and a $2 million decrease in other employee compensation and benefit expense.

Marketing, general and administrative expenses of $442 million in the first six months of 2012 decreased by $58 million, or 12%, compared to $500 million in the first six months of 2011. The decrease was primarily due to a $48 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $13 million decrease in marketing general and administrative expenses attributable to our Graphics segment. The decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment was primarily due to a $42 million decrease in sales and marketing expenses resulting from a restructuring plan implemented during the fourth quarter of 2011 and a $6 million decrease in general and administrative expenses, which reflected our efforts to reduce operating expense and the completion of certain internal projects related to operating efficiencies. The decrease in marketing, general and administrative expenses attributable to our Graphics segment was primarily due to an $9 million decrease in general and administrative expenses, which reflected our efforts to reduce operating expense and the completion of certain internal projects related to operating efficiencies.

Interest Expense

Interest expense of $43 million in the second quarter of 2012 decreased by $4 million compared to $47 million in the second quarter of 2011 primarily due to a net reduction in the principal amount of our outstanding debt.

Interest expense of $43 million in the second quarter of 2012 was flat compared to the first quarter of 2012.

Interest expense of $86 million in the first six months of 2012 decreased by $9 million compared to $95 million in the first six months of 2011. This decrease was primarily due to a net reduction in the principal amount of our outstanding debt.

Other Income (Expense), Net

Other expense, net in the second quarter of 2012 was $5 million compared to $4 million of other income, net in the second quarter of 2011 and $1 million of other expense, net in the first quarter of 2012. Other expense, net in the first six months of 2012 was $6 million compared to $15 million of other income, net in the first six months of 2011.

For all periods presented, the fluctuations in other income (expense), net resulted primarily from fluctuations of foreign currency exchange rates.

Income Taxes

We recorded an income tax provision benefit of $6 million in the second quarter of 2012 and an income tax provision of $3 million in the second quarter of 2011. For the six months ended June 30, 2012, we recorded an income tax provision benefit of $38 million. For the six months ended July 2, 2011, we recorded an income tax provision of $5 million.

In the second quarter of 2012, the income tax provision benefit of $6 million was due to a $9 million of tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction, net of $3 million of foreign taxes in profitable locations. The $38 million income tax provision benefit recorded in the first six months of 2012 was due a tax benefit of $36 million relating to the SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction, net of $8 million of foreign taxes in profitable locations. The tax impact of the transfer of our remaining shares of GF capital stock during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

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

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income against which we were able to release a portion of our U.S. valuation allowance which provided for a discrete income tax provision benefit of approximately $36 million in the first quarter of 2012.

As of June 30, 2012, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 30, 2012, in management's estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Six Months Ended
	June 30, 2012	March 31, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Cost of sales	$2	$2	$2	$4	$3
Research and development	14	11	10	25	22
Marketing, general, and administrative	10	8	8	18	22

Stock-based compensation expense, net of tax of $0	$26	$21	$20	$47	$47

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expenses of $26 million in the second quarter of 2012 increased by $6 million as compared to $20 million in the second quarter of 2011. The increase was primarily due to a higher number of employee stock options and restricted stock unit grants in the second quarter of 2012 as part of our annual equity grant process as compared to the second quarter of 2011 and the additional expense related to the grants made in connection with the SeaMicro acquisition in the first quarter of 2012.

Stock-based compensation expense of $26 million in the second quarter of 2012 increased by $5 million as compared to $21 million in the first quarter of 2012. The increase was primarily due to a higher number of employee stock options and restricted stock unit grants in the second quarter of 2012 as part of our annual equity grant process as compared to the first quarter of 2012 and higher expense in the second quarter of 2012 related to grants made in connection with the SeaMicro acquisition in the first quarter of 2012. The expense related to the grants made to SeaMicro employees was higher in the second quarter of 2012 because we recognized a full quarter of expense rather than only eight days of expense in the first quarter of 2012.

Stock-based compensation expense of $47 million in the first six months of 2012 was flat as compared to $47 million in the first six months of 2011. Higher expense in the first six months of 2012 related to a higher number of employee stock options and restricted stock unit grants and the additional expense related to the grants made in connection with the SeaMicro acquisition was offset by the absence of a charge related to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011.

2011 Restructuring Plan

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of our global workforce by 13% and contract and program terminations. The plan was substantially completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during the first six months of 2012 and the remaining related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheet as of June 30, 2012:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance as of December 31, 2011	$22	$45	$67
Charges associated with additional workforce reduction	8	—	8
Cash payments	(24)	(14)	(38)

Balance as of June 30, 2012	$6	$31	$37

International Sales

International sales as a percentage of net revenue were 93% in the second quarter of 2012, 95% in the second quarter of 2011 and 93% in the first quarter of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of June 30, 2012, our cash, cash equivalents and marketable securities of $1.6 billion decreased by $186 million compared to December 31, 2011. During the six months ended June 30, 2012, we paid $281 million, net, to acquire SeaMicro and $200 million to GF pursuant to the second amendment to the Wafer Supply Agreement (WSA).

Our debt and capital lease obligations as of June 30, 2012 were $2.0 billion, which reflected a debt discount adjustment of $68 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes). As of June 30, 2012, the remaining amount outstanding under our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) of $485 million was classified as current liabilities. We may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of our 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, we will pay off the outstanding amount of our 5.75% Notes at maturity with cash on hand.

For the six months ended June 30, 2012, our net cash provided by operating activities was $188 million and our non-GAAP free cash flow was $109 million. Free cash flow is a non-GAAP measure, which we calculated by taking GAAP net cash provided by operating activities for the first six months of 2012 and subtracting capital expenditures, which were $79 million for the first six months of 2012. For the six months ended July 2, 2011, cash provided by operating activities was $6 million and our non-GAAP adjusted free cash flow was $297 million. This non-GAAP measure was calculated by taking GAAP net cash provided by operating activities for the first six months of 2011 and adding an amount of $396 million, which represents payments made by certain of our distributor customers during the first six months of 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement. Then the resulting amount of $402 million was adjusted by subtracting capital expenditures, which were $105 million for the first six months of 2011.

Compared to our non-GAAP adjusted free cash flow of $297 million for the first six months of 2011, the decrease in our non-GAAP free cash flow for the first six months of 2012 was primarily attributable to the absence of $396 million in payments made by our distributor customers to the IBM Parties in the first quarter of 2011, partially offset by an increase in cash flow from operating activities of $182 million and a $26 million decrease in capital expenditures.

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

Generally, under GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flow. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties was more reflective of the economic substance of the financing arrangement with the IBM Parties. We calculate and communicate adjusted free cash flow because our management believes it is important for investors to understand the nature of these cash flows. Our calculation of adjusted free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities. We terminated our financing arrangement with the IBM Parties in February 2011. Commencing in the third quarter of 2011, we no longer make the adjustment for distributors’ payments to the IBM Parties to our GAAP net cash provided by operating activities when calculating our non-GAAP adjusted free cash flow.

We believe that cash, cash equivalents and marketable securities balances as of June 30, 2012, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures and debt repayment, over the next twelve months.

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

As of June 30, 2012, the par value of our ARS was $37 million, with an estimated fair value of $32 million. Total ARS, at fair value, represented 2% of our total investment portfolio as of June 30, 2012.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of June 30, 2012. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash provided by operating activities was $188 million in the first six months of 2012. A net loss of $553 million was adjusted for non-cash charges consisting primarily of a $278 million non-cash charge equal to the fair value of our transferred capital stock in GF related to the limited waiver of exclusivity from GF, $128 million of depreciation and amortization expense, $47 million of stock-based compensation expense and $12 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by $40 million of benefit for deferred income taxes. The net changes in operating assets as of June 30, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $177 million and an increase in inventories of $355 million, which were primarily due to lower sales during the first six months of 2012. During the first six months of 2012, payables to GF increased by $484 million. Payables to GF included all amounts that we owe to GF. The amount payable to GF increased due to an increase of $259 million in the amount of billings related to wafer purchases and the remaining cash obligation of $225 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other increased by $45 million primarily due to a $102 million increase in trade accounts payable due to the timing of payments, partially offset by a $65 million decrease in accrued and other current liabilities. Prepaid expenses and other current assets increased by $16 million and other assets increased by $18 million primarily due to acquisition of new software and technology licenses.

Net cash provided by operating activities was $6 million in the first six months of 2011. Net income of $571 million was adjusted for non-cash charges consisting primarily of $168 million of depreciation and amortization expense, $47 million of stock-based compensation expense and $11 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at July 2, 2011 compared to December 25, 2010 included an increase in accounts receivable of $187 million, which included the non-cash impact of our former financing arrangement with the IBM Parties. During the first six months of 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to this arrangement. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $209 million. This decrease was primarily due to the timing of sales and collections during the first six months of 2011. During the first six months of 2011, accounts payable to GF decreased by $88 million due to the timing of payments and a reduction in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities, and other decreased by $61 million primarily due to a decrease in accrued compensation and benefits of $71 million, a decrease in technology license payments of $38 million and a decrease in marketing accruals of $31 million, partially offset by the timing of payments. Prepaid expenses and other current assets decreased by $36 million primarily due to the receipt of a settlement payment from Samsung of $58 million.

Investing Activities

Net cash used in investing activities was $63 million in the first six months of 2012. We had a net cash inflow of $302 million from the purchases, sale and maturity of available for sale securities, partially offset by a net cash outflow of $281 million related to the acquisition of SeaMicro and a cash outflow of $79 million for purchases of property, plant and equipment.

Net cash used in investing activities was $244 million in the first six months of 2011. We had a net cash outflow of $122 million from the purchases, sale and maturity of available-for-sale securities, a cash outflow of $105 million for purchases of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GLOBALFOUNDRIES Singapore Pte. Ltd. to GF.

Financing Activities

Net cash provided by financing activities was $21 million in the first six months of 2012 primarily due to net proceeds from foreign government grants of $12 million and $12 million from the exercise of employee stock options.

Net cash provided by financing activities was $186 million in the first six months of 2011 primarily as a result of proceeds of $170 million from our former financing arrangement with the IBM Parties and $15 million from the exercise of employee stock options.

During the first six months of 2012 and 2011, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of June 30, 2012, and is supplemented by the discussion following the table (in millions):

	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and beyond
5.75% Convertible Senior Notes due 2012	$485	$485	$—	$—	$—	$—	$—
6.00% Convertible Senior Notes due 2015 (1)	580	—	—	—	580	—	—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
Other long-term liabilities	25	—	23	1	—	—	1
Aggregate interest obligation (2)	643	62	114	114	94	79	180
Capital lease obligations (3)	28	3	6	6	6	6	1
Operating leases	178	20	37	34	28	21	38
Purchase obligations (4)	1,071	985	47	27	12	—	—
Non-interest bearing promissory note to GF	225	50	175	—	—	—	—

Total contractual obligations	$4,235	$1,605	$402	$182	$720	$106	$1,220

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. This amount includes our estimated wafer purchase obligations to GF under the WSA, as amended, for the second half of 2012 of $706 million. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material. See “Purchase Obligations” below.

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

As of June 30, 2012, the remaining outstanding aggregate principal amount of our 5.75% Notes was $485 million.

We may elect to refinance the outstanding amount of our 5.75% Notes, or to purchase or otherwise retire the outstanding amount of our 5.75% Notes in open market or privately negotiated transactions, either directly or through intermediaries. Otherwise, we will pay off the outstanding amount of our 5.75% Notes at maturity with cash on hand.

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

As of June 30, 2012, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $551 million, net of debt discount of $29 million.

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

As of June 30, 2012, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $461 million, net of debt discount of $39 million.

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

As of June 30, 2012, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include $18 million of payments due under certain software and technology licenses that will be paid through 2014 and $4 million related to employee benefit obligations, the majority of which will be paid through 2013.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of June 30, 2012, primarily consisted of $15 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $2 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of June 30, 2012. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of June 30, 2012, we had aggregate outstanding capital lease obligations of $24 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions, we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of June 30, 2012 were $178 million.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. As of June 30, 2012, total non-cancelable purchase obligations, including our estimated wafer purchase obligations to GF under the WSA for the second half of 2012 of $706 million, were $1,071 million. See Note 2 for additional information on the WSA with GF.

Non-interest bearing promissory note to GF

The second amendment to the WSA granted us certain rights to contract with another wafer foundry supplier with respect to specified products for a specified period. In consideration for these rights, we agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that we own, directly or indirectly, constituting 1,063,798 GF Class A Preferred Shares. Of the $425 million, we paid $200 million as of June 30, 2012. The remaining payments are $50 million by October 2, 2012 and $175 million by December 31, 2012. As security for these final two payments, we issued a $225 million non-interest bearing promissory note to GF. As of June 30, 2012, the outstanding balance under this promissory note was $225 million.

Recently Adopted Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012. The adoption of this standard did not materially impact our condensed consolidated financial statements.

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

There have not been any material changes in market risk since December 31, 2011.

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

As of June 30, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. Original Equipment Manufacturers (OEMs), that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

Intel also leverages its dominance in the microprocessor market to sell its integrated graphics chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. For example, during the fourth quarter of 2011, we experienced reduced supply of 45nm products from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production. If we experience future supply constraints from our third party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business.

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

On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of this amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the amendment, GF has committed to provide us with, and we have committed to purchase, a fixed number of production wafers in 2012. We will pay GF fixed prices for production wafers delivered in 2012. If GF encounters any problems that significantly reduce the number of functional die we receive from each wafer, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for our products and could also reduce the number of products available for sale to our customers, which may have an adverse impact on our results of operations. In addition, if our requirements are less than the fixed number of wafers that we agreed to purchase, we could have excess inventory and our results of operations could be adversely impacted.

In addition, GF relies on Advanced Technology Investment Company (ATIC) for its funding needs. If ATIC fails to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us would be materially adversely affected.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our second quarter revenue was adversely affected, in part, by the overall weakness in the global economy and weaker consumer spending, which impacted sales of our microprocessors for mobile devices to our OEM customers. We expect this weaker PC consumer buying environment to continue during the third quarter of 2012.

In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet consumer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet customer demands, our business could be materially adversely affected.

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

Collectively, our top five customers accounted for approximately 54% of our net revenue in the second quarter of 2012. On a segment basis, during the second quarter of 2012, five customers accounted for approximately 63% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 48% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

Our inability to continue to attract and retain qualified personnel may hinder our product development programs.

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are not able to continue to attract, train, and retain qualified personnel necessary for our business, we could be materially adversely affected.

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

Our debt and capital lease obligations as of June 30, 2012 were $2.0 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. On August 15, 2012, the remaining outstanding aggregate principal amount of our 5.75% Convertible Senior Notes due 2012 (5.75% Notes) of $485 million will mature and on May 1,

2015, the remaining outstanding principal amount of our 6.00% Notes of $580 million will mature. We cannot assure you that we will be able to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes and 8.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indentures governing our 5.75% Notes and 6.00% Notes require us to offer to repurchase these securities upon certain change of control events. As of June 30, 2012, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 5.75% Notes, 7.75% Notes and 6.00% Notes was $2.0 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our second quarter revenue was adversely affected, in part, by the overall weakness in the global economy and weaker consumer spending, which impacted sales of our microprocessors for mobile devices to our OEM customers. We expect this weaker PC consumer buying environment to continue during the third quarter of 2012.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our second quarter revenue was adversely affected by lower than expected desktop processor unit sales to our distributor customers, primarily in China and Europe, and the overall weakness in the global economy and weaker consumer spending, which impacted sales of our microprocessors for mobile devices to our OEM customers. We expect this weaker PC consumer buying environment to continue during the third quarter of 2012.

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

Our graphics technology is used in game consoles, including the Wii from Nintendo and the Microsoft Xbox 360. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services as well as royalties paid to us by these third parties. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If these third parties do not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of these third parties and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

If we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. For instance, primarily as a result of lower sales during the second quarter of 2012 and in preparation for previously anticipated demand, our inventory increased during the second quarter of 2012 compared to the previous quarter.

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

We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIBs terminated their relationship with us, decided to market our competitors’ products over our products, or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. If we are unable to manage the risks related to the use of our third party distributors and AIB partners or offer the appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected. For example, our revenue in the second quarter of 2012 was adversely affected by lower than expected desktop processor unit sales to our distributor customers, particularly in China and Europe.

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

Acquisitions could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development, including, for example, our acquisition in March 2012 of SeaMicro. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results. In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, as well as incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Acquisitions may also reduce our cash available for operations and other uses, which could harm our business.

Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 93% in the second quarter of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

The political, legal and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in managing staffing and exposure to different employment practices and labor laws;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities;

•	loss or modification of exemptions for taxes and tariffs; and

•	compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. For example, in late July 2011, flooding in Thailand disrupted the supply of hard disk drives. As a result, we believe during the fourth quarter of 2011, our customers who were unable to obtain sufficient quantities of hard disk drives postponed or canceled their orders for our GPU products. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Worldwide political conditions may adversely affect demand for our products.

Worldwide political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Also, the occurrence and threat of terrorist attacks have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks or other hostile acts may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impact our margins. In addition, our inability to control gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or are used products represented as new.

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

As of June 30, 2012, the par value of all our auction rate securities, or ARS, was $37 million with an estimated fair value of $32 million. As of June 30, 2012, our investments in ARS included estimated fair values of approximately $13 million of student loan ARS and $19 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

ITEM 6.	EXHIBITS

10.1	Executive Resignation Agreement and General Release dated April 30, 2012, between Advanced Micro Devices, Inc. and its subsidiaries, joint ventures or other affiliates and Emilio Ghilardi (incorporated by reference to the Form 8-K/A filed on May 3, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 2, 2012	By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer