Form 10-Q
period 2012-09-29
ADVANCED MICRO DEVICES INC
filed 2012-11-01
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of October 29, 2012: 711,947,807

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions, except per share amounts)
Net revenue	$1,269	$1,690	$4,267	$4,877
Cost of sales	877	934	3,210	2,710

Gross margin	392	756	1,057	2,167
Research and development	328	361	1,041	1,095
Marketing, general and administrative	188	249	630	749
Amortization of acquired intangible assets	4	8	9	26
Restructuring charges, net	3	—	11	—

Operating income (loss)	(131)	138	(634)	297
Interest income	2	3	6	8
Interest expense	(44)	(42)	(130)	(137)
Other income (expense), net	16	(7)	10	8

Income (loss) before dilution gain in investee and income taxes	(157)	92	(748)	176
Benefit for income taxes	—	(5)	(38)	—
Dilution gain in investee, net	—	—	—	492

Net income (loss)	$(157)	$97	$(710)	$668

Net income (loss) per share
Basic	$(0.21)	$0.13	$(0.96)	$0.92
Diluted	$(0.21)	$0.13	$(0.96)	$0.90
Shares used in per share calculation:
Basic	745	729	739	725
Diluted	745	741	739	742

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Total comprehensive income (loss)	$(154)	$89	$(706)	$659

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 29, 2012	December 31, 2011*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$776	$869
Marketable securities	524	896

Total cash and cash equivalents and marketable securities	1,300	1,765
Accounts receivable, net	683	919
Inventories, net	744	476
Prepaid expenses and other current assets	88	69

Total current assets	2,815	3,229
Long-term marketable securities	180	149
Property, plant and equipment, net	685	726
Investment in GLOBALFOUNDRIES	—	278
Acquisition related intangible assets, net	100	8
Goodwill	553	323
Other assets	279	241

Total assets	$4,612	$4,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412	$363
Payable to GLOBALFOUNDRIES	448	177
Accrued liabilities	534	550
Deferred income on shipments to distributors	110	123
Current portion of long-term debt and capital lease obligations	5	489
Other current liabilities	46	72

Total current liabilities	1,555	1,774
Long-term debt and capital lease obligations, less current portion	2,035	1,527
Other long-term liabilities	33	63
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 29, 2012 and December 31, 2011; shares issued: 721 on September 29, 2012 and 706 shares on December 31, 2011; shares outstanding: 712 on September 29, 2012 and 698 shares on December 31, 2011	7	7
Additional paid-in capital	6,780	6,672
Treasury stock, at cost (9 shares on September 29, 2012 and December 31, 2011)	(109)	(107)
Accumulated deficit	(5,687)	(4,977)
Accumulated other comprehensive loss	(2)	(5)

Total stockholders’ equity	989	1,590

Total liabilities and stockholders’ equity	$4,612	$4,954

*	Amounts as of December 31, 2011 were derived from the December 31, 2011 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(710)	$668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	278	—
Dilution gain in investee	—	(492)
Depreciation and amortization	194	247
Benefit for deferred income taxes	(41)	—
Compensation recognized under employee stock plans	74	69
Non-cash interest expense	17	16
Other	(1)	4
Changes in operating assets and liabilities:
Accounts receivable	237	(337)
Inventories	(266)	92
Prepaid expenses and other current assets	(30)	42
Other assets	(13)	(3)
Payable to GLOBALFOUNDRIES	271	(54)
Accounts payable, accrued liabilities and other	(62)	(57)

Net cash provided by (used in) operating activities	(52)	195

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	(281)	—
Purchases of property, plant and equipment	(111)	(163)
Proceeds from sale of property, plant and equipment	—	16
Purchases of available-for-sale securities	(749)	(1,461)
Proceeds from sales and maturities of available-for-sale securities	1,091	1,415
Other	(23)	(17)

Net cash used in investing activities	(73)	(210)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	491	170
Net proceeds from foreign grants	18	10
Proceeds from issuance of common stock	12	17
Repayments of debt and capital lease obligations	(488)	(158)
Other	(1)	(5)

Net cash provided by financing activities	32	34

Net increase (decrease) in cash and cash equivalents	(93)	19

Cash and cash equivalents at beginning of period	869	606

Cash and cash equivalents at end of period	$776	$625

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 29, 2012 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarter and nine months ended September 29, 2012 consisted of 13 and 39 weeks, respectively. The quarter and nine months ended October 1, 2011 consisted of 13 and 40 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

NOTE 2. GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES Inc. (GF). On March 4, 2012, the Company entered into a second amendment to its WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and accelerated processing unit (APU) products to be delivered by GF to the Company during 2012. Pursuant to the amendment, GF has committed to provide the Company with, and the Company has committed to purchase, a fixed number of production wafers in 2012. The Company pays GF fixed prices for production wafers delivered in 2012. The Company also established a framework for wafer pricing in 2013.

The second amendment also grants the Company certain rights to contract with another wafer foundry supplier with respect to specified 28 nanometer (nm) products for a specified period of time. In consideration for these rights, the Company agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that it owned (1,063,798 GF Class A Preferred Shares). As a result of the Company receiving these rights in the first quarter of 2012, the Company recorded a charge related to the limited waiver of exclusivity from GF of $703 million consisting of the above-mentioned $425 million cash payment and a $278 million non-cash charge equal to the carrying and fair value of its transferred capital stock in GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million was paid on June 29, 2012 and $50 million was paid on October 1, 2012 with the remaining $175 million to be paid by December 31, 2012. In addition, as security for the final two payments, the Company issued a $225 million non-interest bearing promissory note to GF.

As a result of the transfer of the Company’s shares of GF capital stock, the Company no longer owns any GF capital stock. Also, the Company is no longer entitled to designate a director to GF’s board, and its designated director resigned effective as of the date of the second amendment.

The Company currently estimates that it will pay GF approximately $1.5 billion in 2012 for wafer purchases under the WSA, as amended. In addition, the Company estimates that additional purchase obligations in connection with research and development related to GF wafer production will be approximately $56 million in 2012. The Company is in the process of negotiating a third amendment to the WSA, including the pricing methodology for 2013. However, the Company has not finalized the terms of an amendment and cannot guarantee that it will be able to successfully conclude its negotiations. The Company is therefore not able to meaningfully quantify or estimate its purchase obligations to GF beyond 2012, but it expects that its future purchases from GF will continue to be material.

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and nine months ended September 29, 2012 amounted to approximately $263 million and $1,098 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and nine months ended October 1, 2011 amounted to approximately $227 million and $648 million, respectively.

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standard Codification (ASC) 805, Business Combinations. Accordingly, the total consideration was assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by AMD’s management based on information available at the date of acquisition. The results of operations of SeaMicro are included in AMD’s consolidated financial statements from the date of acquisition in the Computing Solutions segment.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations of AMD and SeaMicro during the three and nine months ended September 29, 2012 and October 1, 2011 as though the acquisition had occurred as of the beginning of the comparable prior annual reporting period. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, inventory adjustment to fair value, share-based compensation expense related to unvested stock options and restricted stock assumed, acquisition-related costs and the income tax impact of the pro forma adjustments. The pro forma financial information presented below does not include any anticipated synergies or other expected benefits of the acquisition. It is presented for informational purposes only and not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions, except per share amounts)
Net revenue	$1,269	$1,691	$4,269	$4,881
Net income (loss)	$(157)	$87	$(759)	$677
Diluted earnings (loss) per share	$(0.21)	$0.12	$(1.03)	$0.89

NOTE 4. Goodwill

The following table reflects the carrying amounts of goodwill by segment:

	Computing Solutions	Graphics	Total
	(In millions)
Balance as of December 31, 2011	$—	$323	$323
Addition due to SeaMicro acquisition	230	—	230

Balance as of September 29, 2012	$230	$323	$553

NOTE 5. Debt

7.50% Senior Notes Due 2022

On August 15, 2012, the Company issued $500 million of 7.50% Senior Notes due 2022 (7.50% Notes). The 7.50% Notes are general unsecured senior obligations of the Company. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between the Company and Wells Fargo Bank, National Association, as Trustee.

At any time (which may be more than once) before August 15, 2015, the Company can redeem up to 35% of the aggregate principal amount of the 7.50% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 15, 2022, the Company may redeem some or all of the 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.50% Indenture).

Holders have the right to require the Company to repurchase all or a portion of its 7.50% Notes in the event that the Company undergoes a change of control, as defined in the 7.50% Indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.50% Indenture) may result in the acceleration of the maturity of the 7.50% Notes.

The 7.50% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries, to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if an event of a default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate, merge or sell its assets as entirety or substantially as an entirety.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The 7.50% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 7.50% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the 7.50% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so.

The agreements governing its 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

5.75% Convertible Senior Notes

On August 15, 2012, the Company used $499 million of its existing cash balances to repay in full all of the outstanding principal and accrued interest on the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes), which, in accordance with the terms of the underlying indenture, became due on August 15, 2012.

NOTE 6. Supplemental Balance Sheet Information

Accounts Receivable

	September 29, 2012	December 31, 2011
	(In millions)
Accounts receivable	$684	$921
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$683	$919

Inventories

	September 29, 2012	December 31, 2011
	(In millions)
Raw materials	$39	$25
Work in process	547	295
Finished goods	158	156

Total inventories, net	$744	$476

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Property, Plant and Equipment

	September 29, 2012	December 31, 2011
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	591	544
Equipment	1,590	1,507
Construction in progress	20	114

	2,232	2,196
Accumulated depreciation and amortization	(1,547)	(1,470)

Total property, plant and equipment, net	$685	$726

Accrued Liabilities

	September 29, 2012	December 31, 2011
	(In millions)
Accrued compensation and benefits	$190	$161
Marketing programs and advertising expenses	167	223
Software technology and licenses payable	22	20
Other	155	146

Total accrued liabilities	$534	$550

NOTE 7. Net Income (Loss) Per Share

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

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted income (loss) per share	$(157)	$97	$(710)	$668
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	745	729	739	725
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	12	—	17

Denominator for diluted net income (loss) per share	745	741	739	742

Net income (loss) per share:
Basic	$(0.21)	$0.13	$(0.96)	$0.92
Diluted	$(0.21)	$0.13	$(0.96)	$0.90

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 71 million and (ii) issuable under the Company’s 5.75% Notes totaling 12 million were not included in the net loss per share calculation for the third quarter of 2012 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 62 million and (ii) issuable under the 5.75% Notes totaling 20 million were not included in the net loss per share calculation for the nine months ended September 29, 2012 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 36 million (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net income per share calculation for the third quarter of 2011 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 16 million (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net income per share calculation for the nine months ended October 1, 2011 because their inclusion would have been anti-dilutive.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

NOTE 8. Financial Instruments

Available-for-sale securities held by the Company as of September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012	December 31, 2011
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$427	$738
Commercial paper	200	1

Total classified as cash equivalents	$627	$739

Classified as current marketable securities:
Commercial paper	$341	$698
U.S. Treasury and U.S. Agency Notes	50	—
Time deposits	100	160
Auction rate securities	32	38
Marketable equity security	1	—

Total classified as current marketable securities	$524	$896

Classified as long-term marketable securities:
Money market funds	$1	$9
Corporate bonds	179	140

Total classified as long-term marketable securities	$180	$149

Classified as other assets:
Money market funds	$10	$10

Total classified as other assets	$10	$10

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of each of September 29, 2012 and December 31, 2011, the Company had approximately $10 million of available-for-sale investments in money market funds used as collateral for leased buildings, which was included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

The Company realized no gain or loss on sales of available-for-sale securities of approximately $6 million during the nine months ended September 29, 2012. The Company realized a gain of approximately $3 million on sales of available-for-sale securities of approximately $21 million during the nine months ended October 1, 2011. The cost of securities sold is determined based on the specific identification method.

The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of September 29, 2012 was $32 million (par value $37 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months.

The Company intends to hold its long-term marketable securities for greater than one year and does not intend to use them in current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of September 29, 2012 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have maximum stated maturities of two years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
September 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$427	$427	$—	$—
Commercial paper	200	—	200	—

Total classified as cash equivalents	$627	$427	$200	$—

Classified as current marketable securities:
Commercial paper	$341	$—	$341	$—
U.S. Treasury and U.S. Agency Notes	50	—	50	—
Time deposits	100	—	100	—
Auction rate securities	32	—	—	32
Marketable equity security	1	1	—	—

Total classified as current marketable securities	$524	$1	$491	$32

Classified as long-term marketable securities:
Money market funds	$1	$1	$—	$—
Corporate bonds	179	—	179	—

Total classified as long-term marketable securities	$180	$1	$179	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Classified as prepaid expenses and other current assets:
Foreign currency derivative contracts	$3	$—	$3	$—

Total classified as prepaid expenses and other current assets	$3	$—	$3	$—

Total assets measured at fair value	$1,344	$439	$873	$32

December 31, 2011
Assets
Classified as cash equivalents:
Money market funds	$738	$738	$—	$—
Commercial paper	1	—	1	—

Total classified as cash equivalents	$739	$738	$1	$—

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Classified as current marketable securities:
Commercial paper	$698	$—	$698	$—
Time deposits	160	—	160	—
Auction rate securities	38	—	—	38

Total classified as current marketable securities	$896	$—	$858	$38

Classified as long-term marketable securities:
Money market funds	$9	$9	$—	$—
Corporate bonds	140	—	140	—

Total classified as long-term marketable securities	$149	$9	$140	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—

Total classified as other assets	$10	$10	$—	$—

Total assets measured at fair value	$1,794	$757	$999	$38

Liabilities
Classified as accrued liabilities - Foreign currency derivative contracts	$(2)	$—	$(2)	$—

Total liabilities measured at fair value	$(2)	$—	$(2)	$—

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market mutual funds, commercial paper, U.S, Treasury and U.S. Agency Notes, time deposits, marketable equity securities, corporate bonds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and the first nine months ended September 29, 2012.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of September 29, 2012 and December 31, 2011, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of September 29, 2012 when compared to the fair value as of December 31, 2011. As of September 29, 2012, these Level 3 ARS accounted for approximately 2 percent of the Company’s total cash, cash equivalents and current marketable securities.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	September 29, 2012	October 1, 2011
	(In millions)
Beginning balance	$32	$52
Redemption at par	—	(8)
Gain (loss) included in net income (loss)	—	1

Ending balance	$32	$45

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In millions)
Beginning balance	$38	$57
Redemption at par	(6)	(14)
Gain (loss) included in net income (loss)	—	2

Ending balance	$32	$45

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	Quarter Ended
	September 29, 2012	December 31, 2011
Discount rate for periodic interest payments	0.97%	1.13%
Discount rate for principal repayments	1.47%	1.93%
Liquidity discount	0.90%	0.90%
Credit discount	2.00%	2.00%
Estimated period (years)	17	17

Significant increases (decreases) in the significant inputs and assumptions above in isolation would result in a significantly lower (higher) fair value measurement. There is no interrelationship between changes in the inputs.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	September 29, 2012		December 31, 2011
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$—	$—	$485	$490
Long-term debt (excluding capital leases)	$2,016	$2,136	$1,505	$1,619

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

NOTE 9. Income Taxes

The Company did not record any income tax provision in the third quarter of 2012 and recorded an income tax provision benefit of $5 million in the third quarter of 2011. For the nine months ended September 29, 2012, the Company recorded an income tax provision benefit of $38 million. For the nine months ended October 1, 2011, the Company did not record any income tax provision. In the third quarter of 2012, the Company did not record any income tax provision due to foreign taxes in profitable locations of $2 million offset by $1 million tax benefit for the tax effects of items credited directly to other comprehensive income and $1 million of Canadian tax benefits from co-op tax credits. The $38 million income tax provision benefit recorded in the first nine months of 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $2 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $1 million tax benefit for Canadian co-op tax credits, and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $10 million of foreign taxes in profitable locations. The tax impact of the transfer of the Company’s remaining shares of capital stock in GF during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

In the third quarter of 2011, the income tax provision benefit of $5 million was due to the reversal of $6 million of unrecognized tax benefits primarily due to a favorable audit resolution in a foreign jurisdiction, a $1 million U.S. tax benefit from the monetization of U.S. tax credits and a $1 million tax benefit for Canadian co-op tax credits offset by $3 million of foreign taxes in profitable locations. The Company did not record any income tax provision in the first nine months of 2011 due to foreign taxes in profitable locations of $10 million offset by the reversal of $6 million of unrecognized tax benefits, $3 million of U.S. tax benefits from the monetization of U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits.

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

As of September 29, 2012, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 29, 2012, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $3 million during the third quarter of 2012 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of September 29, 2012 were approximately $65 million. The Company has recorded $2 million of liabilities for unrecognized tax benefits as of September 29, 2012. There were no material changes to penalties or interest in the third quarter of 2012.

During the 12 months beginning September 30, 2012, the Company believes that it is reasonably possible that there will be no material changes in its unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

NOTE 10. Segment Reporting

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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Net revenue:
Computing Solutions	$927	$1,286	$3,176	$3,693
Graphics	342	403	1,091	1,183
All Other	—	1	—	1

Total net revenue	$1,269	$1,690	$4,267	$4,877

Operating income (loss):
Computing Solutions	$(114)	$149	$92	$391
Graphics	18	12	83	24
All Other	(35)	(23)	(809)	(118)

Total operating income (loss)	$(131)	$138	$(634)	$297

NOTE 11. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Cost of sales	$2	$1	$6	$4
Research and development	15	13	40	35
Marketing, general and administrative	10	8	28	30

Stock-based compensation expense, net of tax of $0	$27	$22	$74	$69

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected volatility	54.81%	57.86%	53.04%	53.15%
Risk-free interest rate	0.57%	0.58%	0.55%	1.21%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.79	3.75	3.79	3.75

For the quarters ended September 29, 2012 and October 1, 2011, the Company granted 2,186,000 and 1,990,000 employee stock options including performance-based options, respectively, with weighted average grant date fair values per share of $1.67 and $2.68, respectively. For the nine months ended September 29, 2012 and October 1, 2011, the Company granted 9,232,000 and 6,614,000 employee stock options including performance-based options, respectively, with weighted average grant date fair values per share of $2.16 and $2.88, respectively. In addition, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $6.49. (See Note 3).

Restricted Stock Units

For the quarters ended September 29, 2012 and October 1, 2011, the Company granted 673,000 and 1,470,000 restricted stock units, respectively, with weighted average grant date fair values per share of $4.17 and $6.50, respectively. For the nine months ended September 29, 2012 and October 1, 2011, the Company granted 14,709,000 and 12,427,000 restricted stock units, respectively, with weighted average grant date fair values per share of $5.92 and $7.49, respectively.

Restricted Stock

For the nine months ended September 29, 2012, the Company granted approximately 322,000 shares of restricted stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $4.03. (See Note 3).

Market-based stock options

During the nine months ended October 1, 2011, the Company granted 739,000 market-based stock options, with weighted average grant date fair value per share of $2.77.

Market-based restricted stock units

For the nine months ended September 29, 2012, the Company granted 1,754,000 shares of restricted stock units, with weighted average estimated grant date fair values per share of $3.95.

NOTE 12. Commitments and Contingencies

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

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Changes in the Company’s potential liability for product warranty during the quarters and nine months ended September 29, 2012 and October 1, 2011 are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Beginning balance	$18	$19	$20	$19
New warranties issued	6	10	22	27
Settlements	(7)	(9)	(23)	(27)
Changes in liability for pre-existing warranties, including expirations	—	—	(2)	1

Ending balance	$17	$20	$17	$20

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

NOTE 13. Hedging Transactions and Derivative Financial Instruments

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

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$3	$(8)	$4	$(9)
Research and development	—	1	(1)	3
Marketing, general and administrative	—	1	—	2
Contracts not designated as hedging instruments
Other income (expense), net	$2	$(4)	$2	$4

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	September 29, 2012	December 31, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$2	$(2)
Contracts not designated as hedging instruments	$1	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship, and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of September 29, 2012 and December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts was $143 million and $141 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of September 29, 2012, the Company’s outstanding contracts were in a $3 million net gain position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of September 29, 2012, the Company was not required to post any collateral.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

NOTE 14. Subsequent Events

On October 18, 2012, the Company announced that it intends to implement a restructuring plan (the “Plan”) to reduce operating expenses and better position the Company competitively. During the fourth quarter of 2012, the Plan involves a workforce reduction of approximately 13% of the Company’s global workforce who have been notified or will be notified regarding the termination of their employment during the remainder of the fourth quarter of 2012 as well as site consolidations.

The Company currently estimates that it will record restructuring expense in the fourth quarter of 2012 of approximately $71 million, substantially all of which is related to severance and costs of continuation of certain employee benefits. Of the total fourth quarter of 2012 restructuring expense, approximately $45 million will be cash expenditures in the fourth quarter of 2012, and $26 million will be future cash expenditures in the first quarter of 2013.

The Company expects to take additional restructuring actions in the first half of 2013. The Company cannot currently estimate the amount or range of the charges associated with the Plan for the first half of 2013. However, the restructuring charge may be material.

The Company expects that the restructuring plan will be materially completed in the first half of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; our ability to successfully conclude negotiations with GF regarding an amendment to the WSA; that PC market conditions will not improve; our restructuring plan for the fourth quarter of 2012 and the first half of 2013, including the timing of actions in connection with the plan and anticipated restructuring charges, cash expenditures, and operational savings; the results of our annual goodwill impairment analysis; the level of international sales as compared to total sales; our ability to sell our auction rate securities within the next twelve months; that our cash, cash equivalents and marketable securities and anticipated cash flow from operations and available external financing will be sufficient to fund our operations including capital expenditures over the next twelve months; our dependence on a small number of customers; our hedging strategy; and the timing of the implementation of certain ENERGYSTAR specifications. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF in 2012 or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions do not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 40 and the “Financial Condition” section beginning on page 33 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and nine months ended September 29, 2012 compared to the quarter ended June 30, 2012 and the quarter and nine months ended October 1, 2011, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” “our” or “AMD” include these consolidated operating results.

Challenging macroeconomic conditions, including weak consumer demand for end-user PC products, the increasing popularity of tablets and a reluctance on the part of OEMs to build inventory in advance of the launch of Microsoft Windows 8™ contributed to a difficult business environment during the third quarter of 2012. We experienced weak demand across all products lines during the third quarter of 2012. Net revenue in the third quarter of 2012 was $1.27 billion, a 10% decrease compared to the second quarter of 2012 and a decrease of 25% compared to third quarter of 2011. Gross margin was also impacted by weak demand. Gross margin, as a percentage of net revenue for the third quarter of 2012, was 31%, a 14% decrease compared to the second quarter of 2012 and the third quarter of 2011. Gross margin in the third quarter of 2012 was adversely impacted by an inventory write-down of $100 million as well as lower average selling price for microprocessor products and lower utilization of our assembly and test manufacturing facilities. The inventory write-down was the result of lower anticipated future demand for certain products and mainly comprised of the first-generation A-Series APUs, codenamed “Llano.” We believe that the fourth quarter of 2012 will continue to be challenging, and we do not expect PC market conditions to improve for at least several quarters.

In light of the macroeconomic environment, in October 2012, we announced that we intend to implement a restructuring plan to reduce our operating expenses and better position us competitively. During the fourth quarter of 2012, this plan will include headcount reductions of our global workforce by approximately 13% and site consolidations. We expect the restructuring actions taken in the fourth quarter will result in operational savings, primarily in operating expenses, of approximately $20 million in the fourth quarter of 2012 and approximately $165 million in 2013. We currently estimate that we will record restructuring expense in the fourth quarter of 2012 of approximately $71 million, substantially all of which is related to severance and costs of continuation of certain employee benefits. Of the total fourth quarter of 2012 restructuring expense, approximately $45 million will be cash expenditures in the fourth quarter of 2012, and $26 million will be future cash expenditures in the first quarter of 2013. We expect to take additional restructuring actions in the first half of 2013, but cannot currently estimate the amount or range of the charges associated with the plan for the first half of 2013. However, the restructuring charge may be material.

Despite the challenging macroeconomic environment that we faced during the third quarter of 2012, we experienced continued consumer adoption of our next generation AMD Fusion A-Series APUs, codenamed “Trinity.” In addition, we launched a number of new products in the third quarter of 2012. In September 2012, we announced AMD’s SeaMicro SM15000 server chassis, which extends fabric-based computing across racks and aisles of the data center to connect directly to large data storage systems. In August, 2012, we announced AMD FirePro™ S9000 and S7000 server graphics cards for the high-end workstation market. In addition, we launched the next generation of AMD FirePro workstation products, W5000, W7000, W8000 and W9000 GPUs designed to balance compute and 3-D workloads efficiently for computer-aided design and engineering and for media and entertainment professionals. Also, we launched AMD FirePro A300 APU for entry-level and mainstream desktop workstations for users who require a high-performance computing platform to power their professional applications.

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

Management believes there have been no significant changes during the quarter and nine months ended September 29, 2012, to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

During our fourth quarter of 2012, pursuant to our accounting policy, we will perform an annual goodwill impairment analysis. If there are continued declines in our market capitalization, business climate and operating results, we may incur impairment charges that could be material.

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 29, 2012, June 30, 2012, and October 1, 2011 consisted of 13 weeks. The nine months ended September 29, 2012 and October 1, 2011 consisted of 39 and 40 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended			Nine Months Ended
	September 29, 2012	June 30, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Net revenue:
Computing Solutions	$927	$1,046	$1,286	$3,176	$3,693
Graphics	342	367	403	1,091	1,183
All Other	—	—	1	—	1

Total net revenue	$1,269	$1,413	$1,690	$4,267	$4,877

Operating income (loss):
Computing Solutions	$(114)	$82	$149	$92	$391
Graphics	18	31	12	83	24
All Other	(35)	(36)	(23)	(809)	(118)

Total operating income (loss)	$(131)	$77	$138	$(634)	$297

Computing Solutions

Computing Solutions net revenue of $927 million in the third quarter of 2012 decreased by 28% compared to net revenue of $1,286 million in the third quarter of 2011 as a result of an 18% decrease in unit shipments and a 12% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessor products, especially for mobile devices and desktop PCs, as well as our chipset products. Challenging macroeconomic conditions, including weak consumer demand for end-user PC products, the increasing popularity of tablets and a reluctance on the part of OEMs to build inventory in advance of the launch of Microsoft Windows 8™, adversely impacted demand for our products, which caused unit shipments to decrease. The decrease in overall average selling price was primarily attributable to a decrease in average selling price of our microprocessor and chipset products primarily due to challenging market conditions.

Computing Solutions net revenue of $927 million in the third quarter of 2012 decreased by 11% compared to $1,046 million in the second quarter of 2012 as a result of an 8% decrease in unit shipments and a 4% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessor products, especially for servers and desktop PCs, as well as our chipset products. Unit shipments decreased due to decreased demand, which was adversely impacted as a result of the conditions described above. The decrease in average selling price was attributable to a decrease in average selling price of our microprocessor products, especially for servers, primarily due to challenging market conditions.

Computing Solutions net revenue of $3,176 million for the first nine months of 2012 decreased by 14% compared to $3,693 million for the first nine months of 2011 as a result of a 9% decrease in unit shipments and a 6% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessors for desktop PCs. The decrease in the average selling price was attributable to a decrease in average selling price of our microprocessors for desktop PCs and servers as well as our chipset products, partially offset by an increase in average selling price of our microprocessor products for mobile devices. Unit shipments and average selling price of our microprocessors for desktop PCs decreased due to decreased demand and the challenging macroeconomic environment described above. Average selling price of our microprocessors for servers decreased primarily due to challenging market conditions. Average selling price of microprocessors for mobile devices increased primarily due to an improved product mix, including increased sales of our Trinity-based APU platforms. Average selling price of chipset products decreased primarily due to challenging market conditions.

Computing Solutions operating loss was $114 million in the third quarter of 2012 compared to operating income of $149 million in the third quarter of 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $52 million decrease in marketing, general and administrative expenses, a $22 million decrease in cost of sales and a $20 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments, partially offset by an inventory write-down of $100 million as a result of lower than anticipated future demand for certain products. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $114 million in the third quarter of 2012 compared to operating income of $82 million in the second quarter of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above and a $109 million increase in cost of sales, partially offset by a $20 million decrease in marketing, general and administrative expenses and an $11 million decrease in research and development expenses. Cost of sales increased primarily due to the $100 million inventory write-down referenced above. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $92 million in the first nine months of 2012 compared to $391 million in the first nine months of 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $100 million decrease in marketing, general and administrative expenses, a $96 million decrease in cost of sales and a $22 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments, partially offset by the $100 million inventory write-down referenced above. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Graphics

Graphics net revenue of $342 million in the third quarter of 2012 decreased by 15% compared to net revenue of $403 million in the third quarter of 2011. The decrease was due to a 25% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by increased average selling price. GPU unit shipments decreased due to a weaker PC market and challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics net revenue of $342 million in the third quarter of 2012 decreased by 7% compared to net revenue of $367 million in the second quarter of 2012. The decrease was due to a 14% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by increased average selling price. GPU unit shipments decreased due to a weaker PC market and challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics net revenue of $1,091 million in the first nine months of 2012 decreased by 8% compared to net revenue of $1,183 million in the first nine months of 2011. The decrease was primarily due to a 14% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by increased average selling price. GPU unit shipments decreased due to a weaker PC market and challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics operating income was $18 million in the third quarter of 2012 compared to $12 million in the third quarter of 2011. The improvement in operating results was primarily due to a $42 million decrease in cost of sales, a $15 million decrease in research and development expenses and a $12 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. The decrease in cost of sales was primarily due to lower GPU unit shipments in the third quarter of 2012 compared to the third quarter of 2011. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Graphics operating income was $18 million in the third quarter of 2012 compared to $31 million in the second quarter of 2012. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by an $8 million decrease in research and development expenses. Research and development expenses decreased for the reasons set forth under “Expenses” below.

Graphics operating income was $83 million in the first nine months of 2012 compared to $24 million in the first nine months of 2011. The improvement in operating results was primarily due to a $90 million decrease in cost of sales, a $37 million decrease in research and development expenses and a $25 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. The decrease in cost of sales was primarily due to lower GPU shipments. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

All Other

All Other operating loss of $35 million in the third quarter of 2012 included stock-based compensation expense of $27 million, $4 million related to amortization of acquired intangible assets and $3 million of restructuring charges.

All Other operating loss of $36 million in the second quarter of 2012 included stock-based compensation expense of $26 million, a $5 million charge recorded to cost of sales related to a legal settlement and $4 million related to amortization of acquired intangible assets.

All Other operating loss of $809 million in the first nine months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, stock-based compensation expense of $74 million, and $11 million of restructuring charges, $9 million related to amortization of acquired intangible assets, $6 million of acquisition costs related to SeaMicro, Inc. (SeaMicro) and a $5 million charge recorded to cost of sales related to a legal settlement.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes, and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 29, 2012	June 30, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions except for percentages)
Cost of sales	$877	$775	$934	$3,210	$2,710
Gross margin	392	638	756	1,057	2,167
Gross margin percentage	31%	45%	45%	25%	44%
Research and development	328	345	361	1,041	1,095
Marketing, general and administrative	188	212	249	630	749
Amortization of acquired intangible assets	4	4	8	9	26
Restructuring charges, net	3	—	—	11	—
Interest income	2	2	3	6	8
Interest expense	(44)	(43)	(42)	(130)	(137)
Other income (expense), net	16	(5)	(7)	10	8
Benefit for income taxes	—	(6)	(5)	(38)	—
Dilution gain in investee, net	$—	$—	$—	$—	$492

Gross Margin

Gross margin as a percentage of net revenue was 31% in the third quarter of 2012 compared to 45% in the third quarter of 2011. Gross margin in the third quarter of 2012 was adversely impacted by an inventory write-down of $100 million as well as lower average selling price for microprocessor products and lower utilization of our assembly and test manufacturing facilities. The inventory write-down was the result of lower anticipated future demand for certain products and mainly consisted of Llano products.

Gross margin as a percentage of net revenue was 31% in the third quarter of 2012 compared to 45% in the second quarter of 2012. Gross margin in the second quarter of 2012 included a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of the charge described above, which we believe is not indicative of our ongoing operating performance, our gross margin in the second quarter of 2012 would have been 46%. Gross margin in the third quarter of 2012 was adversely impacted by the $100 million inventory write-down referenced above as well as lower average selling price for microprocessor products and lower utilization of our assembly and test manufacturing facilities.

Gross margin as a percentage of net revenue was 25% in the first nine months of 2012 compared to 44% in the first nine months of 2011. Gross margin in the first nine months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF and a $5 million charge recorded to cost of sales related to a legal settlement. Gross margin in the first nine months of 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million related to a legal settlement. Absent the effects of the charges as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in the first nine months of 2012 compared to 45% in the first nine months of 2011. Gross margin in the first nine months of 2012 was adversely impacted by the $100 million inventory write-down in the third quarter of 2012 referenced above as well as lower average selling price for microprocessor products and lower utilization of our assembly and test manufacturing facilities.

Expenses

Research and Development Expenses

Research and development expenses of $328 million in the third quarter of 2012 decreased by $33 million, or 9%, compared to $361 million in the third quarter of 2011. The decrease was primarily due to a $20 million decrease in research and development expenses attributable to our Computing Solutions segment and a $15 million decrease in research and development expenses attributable to our Graphics segment, partially offset by a $2 million increase in stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Computing Solutions segment decreased as a result of an $11 million decrease in manufacturing process technology expenses related to GF and a $10 million decrease in other employee compensation and benefit expense. The decrease in research and development expenses attributable to our Graphics segment was primarily due to a $9 million decrease in product engineering and design costs, a $4 million decrease in other employee compensation and benefit expense and a $2 million decrease in manufacturing process technology expenses.

Research and development expenses of $328 million in the third quarter of 2012 decreased by $17 million, or 5%, compared to $345 million in the second quarter of 2012. The decrease was primarily due to an $11 million decrease attributable to our Computing Solutions segment and an $8 million decrease attributable to our Graphics segment. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $7 million decrease in product engineering and design costs and a $4 million decrease in other employee compensation and benefit expense. Research and development expenses attributable to our Graphics segment decreased primarily as a result of a $7 million decrease in product engineering and design costs.

Research and development expenses of $1,041 million in the first nine months of 2012 decreased by $54 million, or 5%, compared to $1,095 million in the first nine months of 2011. The decrease was due to a $37 million decrease in research and development expenses attributable to our Graphics segment and a $22 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $5 million increase in stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Graphics segment decreased as a result of a $24 million decrease in product engineering and design costs, a $9 million decrease in other employee compensation and benefit expense and a $6 million decrease in manufacturing process technology expenses. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $13 million decrease in product engineering and design costs and a $10 million decrease in other employee compensation and benefit expense.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $188 million in the third quarter of 2012 decreased by $61 million, or 24%, compared to $249 million in the third quarter of 2011. The decrease was primarily due to a $52 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $12 million decrease in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by a $3 million increase in stock-based compensation expense recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $42 million decrease in sales and marketing activities in the third quarter of 2012 and an $8 million decrease in other general and administrative expenses, which reflected our efforts to reduce operating expenses. The decrease in marketing, general and administrative expenses attributable to our Graphics segment was a result of a $5 million decrease in sales and marketing activities and a $5 million decrease in other general and administrative expenses, which reflected our efforts to reduce operating expenses.

Marketing, general and administrative expenses of $188 million in the third quarter of 2012 decreased by $24 million, or 11%, compared to $212 million in the second quarter of 2012. The decrease was primarily due to a $20 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $19 million decrease in sales and marketing activities in the third quarter of 2012.

Marketing, general and administrative expenses of $630 million in the first nine months of 2012 decreased by $119 million, or 16%, compared to $749 million in the first nine months of 2011. The decrease was primarily due to a $100 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $25 million decrease in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by a $5 million increase in stock-based compensation expense recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to an $83 million decrease in sales and marketing activities during the first nine months of 2012 and a $16 million decrease in other general and administrative expenses, which reflected our efforts to reduce operating expenses. The decrease in marketing, general and administrative expenses attributable to our Graphics segment was a result of a $17 million decrease in other general and administrative expenses, which reflected our efforts to reduce operating expenses, and an $8 million decrease in sales and marketing activities in the first nine months of 2012.

Interest Expense

Interest expense of $44 million in the third quarter of 2012 increased by $2 million compared to $42 million in the third quarter of 2011 primarily because the interest rate on our 7.50% Senior Notes due 2022, which we issued in August 2012, is higher than the interest rate on the 5.75% Convertible Senior Notes due 2012 that we repaid in August 2012.

Interest expense of $44 million in the third quarter of 2012 increased by $1 million compared to the second quarter of 2012 due to the reason referenced above.

Interest expense of $130 million in the first nine months of 2012 decreased by $7 million compared to $137 million in the first nine months of 2011. This decrease was primarily due to a net reduction in the principal amount of our outstanding debt.

Other Income (Expense), Net

Other income, net in the third quarter of 2012 was $16 million compared to $7 million of other expense, net in the third quarter of 2011 and $5 million of other expense, net in the second quarter of 2012. The increase was primarily due to $15 million of other income recorded during the third quarter of 2012.

Other income, net in the first nine months of 2012 was $10 million compared to $8 million of other income, net in the first nine months of 2011. The fluctuations in other income (expense), net resulted primarily from fluctuations of foreign currency exchange rates and $15 million of other income described the above.

Income Taxes

We did not record any income tax provision in the third quarter of 2012 and recorded an income tax provision benefit of $5 million in the third quarter of 2011. For the nine months ended September 29, 2012, we recorded an income tax provision benefit of $38 million. For the nine months ended October 1, 2011, we did not record any income tax provision. In the third quarter of 2012, we did not record any income tax provision due to foreign taxes in profitable locations of $2 million offset by $1 million tax benefit for the tax effects of items credited directly to other comprehensive income and $1 million of Canadian tax benefits from co-op tax credits. The $38 million income tax provision benefit recorded in the first nine months of 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $2 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $1 million tax benefit for Canadian co-op tax credits, and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $10 million of foreign taxes in profitable locations. The tax impact of the transfer of our remaining shares of capital stock in GF during the first quarter of 2012 was not material due to the existence of the U.S. valuation allowance.

In the third quarter of 2011, the income tax provision benefit of $5 million was due to the reversal of $6 million of unrecognized tax benefits primarily due to a favorable audit resolution in a foreign jurisdiction, a $1 million U.S. tax benefit from the monetization of U.S. tax credits and a $1 million tax benefit for Canadian co-op tax credits offset by $3 million of foreign taxes in profitable locations. We did not record any income tax provision in the first nine months of 2011 due to foreign taxes in profitable locations of $10 million offset by the reversal of $6 million of unrecognized tax benefits, $3 million of U.S. tax benefits from the monetization of U.S. tax credits and $1 million of Canadian tax benefits from co-op tax credits.

As of September 29, 2012, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 29, 2012, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Nine Months Ended
	September 29, 2012	June 30, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Cost of sales	$2	$2	$1	$6	$4
Research and development	15	14	13	40	35
Marketing, general and administrative	10	10	8	28	30

Stock-based compensation expense, net of tax of $0	$27	$26	$22	$74	$69

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $27 million in the third quarter of 2012 increased by $5 million as compared to $22 million in the third quarter of 2011. The increase was primarily due to a higher number of employee stock options and restricted stock unit grants related to our annual equity grant in the second quarter of 2012 as compared to the second quarter of 2011 and the additional expense related to the grants made in connection with the SeaMicro acquisition in the first quarter of 2012.

Stock-based compensation expense of $27 million in the third quarter of 2012 increased by $1 million as compared to $26 million in the second quarter of 2012. The increase was primarily due to a full quarter of recognized expense related to the annual grant of stock options and restricted stock units granted to our employees in the third quarter of 2012 as compared to a partial month of recognized expense in the second quarter of 2012.

Stock-based compensation expense of $74 million in the first nine months of 2012 increased by $5 million as compared to $69 million in the first nine months of 2011. The increase was primarily due to the additional expense related to the grants made in connection with the SeaMicro acquisition and a higher number of employee stock options and restricted stock unit grants, partially offset by the absence of a charge related to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011.

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

The following table provides a summary of the restructuring activities during the first nine months of 2012 and the remaining related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheet as of September 29, 2012:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance as of December 31, 2011	$22	$45	$67
Charges associated with additional workforce reduction	13	—	13
Cash payments	(29)	(13)	(42)
Other	$(2)	$(1)	$(3)

Balance as of September 29, 2012	$4	$31	$35

2012 Restructuring Plan

In October 2012, we announced that we intend to implement a restructuring plan to reduce our operating expenses and better position us competitively. During the fourth quarter of 2012, this plan will include headcount reductions of our global workforce by approximately 13% and site consolidations. We expect the restructuring actions taken in the fourth quarter will result in operational savings, primarily in operating expenses, of approximately $20 million in the fourth quarter of 2012 and approximately $165 million in 2013. We currently estimate that we will record restructuring expense in the fourth quarter of 2012 of approximately $71 million, substantially all of which is related to severance and costs of continuation of certain employee benefits. Of the total fourth quarter of 2012 restructuring expense, approximately $45 million will be cash expenditures in the fourth quarter of 2012, and $26 million will be future cash expenditures in the first quarter of 2013. We expect to take additional restructuring actions in the first half of 2013, but cannot currently estimate the amount or range of the charges associated with the plan for the first half of 2013. However, the restructuring charge may be material.

International Sales

International sales as a percentage of net revenue were 92% in the third quarter of 2012, 93% in the third quarter of 2011 and 93% in the second quarter of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of September 29, 2012, our cash, cash equivalents and marketable securities of $1.48 billion decreased by $434 million compared to December 31, 2011. During the first nine months ended September 29, 2012, we paid $281 million, net to acquire SeaMicro, and $200 million related to the limited waiver of exclusivity from GF. The percentage of our cash, cash equivalents and marketable securities held domestically was 91% as of September 29, 2012.

Our debt and capital lease obligations as of September 29, 2012 were $2.04 billion, which reflected a debt discount adjustment of $64 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes). In the third quarter of 2012, we repaid in full the outstanding principal and accrued interest on our 5.75% Convertible Senior Notes due 2012 (5.75% Notes), of approximately $499 million, and issued $500 million aggregate principal amount of 7.50% Senior Notes due 2022 (7.50% Notes).

For the nine months ended September 29, 2012, our net cash used in operating activities was $52 million and our non-GAAP free cash flow was negative $163 million. Free cash flow is a non-GAAP measure, which, for the nine months ended September 29, 2012, we calculated by taking GAAP net cash used in operating activities for the first nine months of 2012 and subtracting capital expenditures, which were $111 million for the first nine months of 2012.

For the nine months ended October 1, 2011, cash provided by operating activities was $195 million and our non-GAAP adjusted free cash flow was $428 million. For the nine months ended October 1, 2011, we calculated non-GAAP adjusted free cash flow by taking GAAP net cash provided by operating activities for the first nine months of 2011 and adding an amount of $396 million, which represents payments made by certain of our distributor customers during the first nine months of 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement. Then the resulting amount of $591 million was adjusted by subtracting capital expenditures, which were $163 million for the first nine months of 2011.

Compared to our non-GAAP adjusted free cash flow of $428 million for the first nine months of 2011, the decrease in our non-GAAP free cash flow for the first nine months of 2012 was primarily attributable to a decrease in cash flow from operating activities, partially offset by a $52 million decrease in capital expenditures.

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

We believe that the challenging macroeconomic conditions that we experienced in the third quarter of 2012 will continue for at least several quarters. In light of the macroeconomic environment, in October 2012, we announced that we intend to implement a restructuring plan to reduce our operating expenses and better position us competitively. We believe that with our restructuring efforts, our cash, cash equivalents and marketable securities balance as of September 29, 2012, anticipated cash flow from operations and available external financing will be sufficient to fund operations, including capital expenditures over the next twelve months.

We believe that in the event we decide to obtain external funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

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

As of September 29, 2012, the par value of our ARS was $37 million, with an estimated fair value of $32 million. Total ARS, at fair value, represented 2% of our total investment portfolio as of September 29, 2012.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of September 29, 2012. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $52 million in the first nine months of 2012. A net loss of $710 million was adjusted for non-cash charges consisting primarily of a $278 million charge equal to the fair value of our transferred capital stock in GF related to the limited waiver of exclusivity from GF, $194 million of depreciation and amortization expense, $74 million of stock based compensation expense and $17 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by $41 million of benefit for deferred income taxes. The net changes in operating assets as of September 29, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $237 million and an increase in inventories of $266 million, which were primarily due to lower sales during the first nine months of 2012. During the first nine months of 2012, payables to GF increased by $271 million. Payables to GF included all amounts that we owe to GF. The amount payable to GF increased due to an increase of $46 million in the amount of billings related to wafer purchases and the remaining cash obligations of $225 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other decreased by $62 million primarily due to a $75 million decrease in accrued and other current liabilities, a $41 million decrease in other liabilities and a $13 million decrease in deferred income on shipments to distributors, partially offset by a $42 million increase in accounts payable and a $26 million increase in accrued compensation and benefits.

Net cash provided by operating activities was $195 million in the first nine months of 2011. Net income of $668 million was adjusted for non-cash charges consisting primarily of $247 million of depreciation and amortization expense, $69 million of stock-based compensation expense and $16 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by recognition of a one-time, non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets as of October 1, 2011 compared to December 25, 2010 included an increase in accounts receivable of $337 million, which included the non-cash impact of our former financing arrangement with the IBM Parties. During the first nine months of 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to this arrangement. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased by $59 million. This decrease was primarily due to the timing of sales and collections during the first nine months of 2011. During the first nine months of 2011, accounts payable to GF decreased by $54 million due to the timing of payments and a reduction in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities, and other decreased by $57 million primarily due to a $58 million decrease in accrued compensation and benefits, technology license payments of $39 million, net of new licenses, and a decrease in marketing accruals of $26 million, partially offset by the timing of payments. Prepaid expenses and other current assets decreased by $42 million primarily due to the receipt of a settlement payment from Samsung of $58 million, which was previously recorded as another receivable in other current assets.

Investing Activities

Net cash used in investing activities was $73 million in the first nine months of 2012. We had a net cash outflow of $281 million related to the acquisition of SeaMicro, a cash outflow of $111 million for purchases of property, plant and equipment and a cash outflow of $23 million related to other investing activities, partially offset by a net cash inflow of $342 million from purchases, sale and maturity of available for sale securities.

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

Financing Activities

Net cash provided by financing activities was $32 million in the first nine months of 2012 primarily due to net proceeds from the issuance of our 7.50% Notes of $491 million, net proceeds from foreign government grants of $18 million and $12 million from the exercise of employee stock options, partially offset by our repayment of outstanding principal of our 5.75% Notes and capital lease obligations of $488 million.

Net cash provided by financing activities was $34 million in the first nine months of 2011 primarily as a result of proceeds of $170 million from our former financing arrangement with the IBM Parties and $17 million from the exercise of employee stock options, offset by debt repayments and capital lease obligations of $158 million.

During the first nine months of 2012 and 2011, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of September 29, 2012, and is supplemented by the discussion following the table (in millions):

	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and beyond
6.00% Convertible Senior Notes due 2015 (1)	$580	$—	$—	$—	$580	$—	$—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	—	500
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
7.50% Senior Notes due 2022	500	—	—	—	—	—	500
Other long-term liabilities	17	—	12	4	—	—	1
Aggregate interest obligation (2)	975	38	152	152	128	117	388
Capital lease obligations (3)	27	2	6	6	6	6	1
Operating leases	169	10	37	34	28	21	39
Purchase obligations (4)	696	606	54	24	12	—	—
Non-interest bearing promissory note to GF	225	50	175	—	—	—	—

Total contractual obligations	$4,189	$706	$436	$220	$754	$144	$1,929

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.

(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. This amount includes our estimated wafer purchase obligations to GF under the WSA, as amended, for the fourth quarter of 2012 of $456 million. We are currently in the process of negotiating a third amendment to the WSA, including the pricing methodology for 2013. However, we have not finalized the terms of an amendment and cannot guarantee that we will be able to successfully conclude our negotiations. We are therefore not able to meaningfully quantify or estimate our purchase obligations to GF beyond 2012, but we expect that our future purchases from GF will continue to be material. See “Purchase Obligations” below.

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

As of September 29, 2012, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $553 million, net of debt discount of $27 million.

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

As of September 29, 2012, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $463 million, net of debt discount of $37 million.

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

From August 1, 2015, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
On August 1, 2018 and thereafter	100.000%

As of September 29, 2012, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

We may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of 7.50% Senior Notes due 2022. The 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between us and Wells Fargo Bank, National Association, as Trustee.

As of September 29, 2012, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

We may elect to purchase or otherwise retire the 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

The agreements governing our 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include primarily $12 million of payments due under certain software and technology licenses that will be paid through 2014 and $2 million related to employee benefit obligations, the majority of which will be paid through 2013.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of September 29, 2012, primarily consisted of $14 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities is $2 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of September 29, 2012. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of September 29, 2012, we had aggregate outstanding capital lease obligations of $24 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions, we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of September 29, 2012 were $169 million.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties. As of September 29, 2012, total non-cancelable purchase obligations, including our estimated wafer purchase obligations to GF under the WSA for the fourth quarter of 2012 of $456 million, were $696 million. We are currently in the process of negotiating a third amendment to the WSA, including the pricing methodology for 2013. However, we have not finalized the terms of an amendment and cannot guarantee that we will be able to successfully conclude our negotiations. See Note 2 for additional information on the WSA with GF.

Non-interest bearing promissory note to GF

The second amendment to the WSA granted us certain rights to contract with another wafer foundry supplier with respect to specified products for a specified period. In consideration for these rights, we agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that we owned, directly or indirectly, constituting 1,063,798 GF Class A Preferred Shares. Of the $425 million, we paid $200 million as of September 29, 2012. The remaining payments are $50 million by October 2, 2012 and $175 million by December 31, 2012. As security for these final two payments, we issued a $225 million non-interest bearing promissory note to GF. As of September 29, 2012, the outstanding balance under this promissory note was $225 million, of which $50 million was paid on October 1, 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350)—Testing Indefinite-Lived Assets for Impairment that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new standard gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of 2012. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

There have not been any material changes in market risk since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 29, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs to mobile PCs, and tablets have been one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, approximately 85% of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second and third quarters of 2012 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We do not expect PC market conditions to improve for at least several quarters.

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

We believe that the challenging macroeconomic conditions that we experienced in the third quarter of 2012 will continue for at least several quarters. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. In the fourth quarter of 2012, Moody’s lowered our corporate family rating to B1 from Ba3, and the ratings on our senior unsecured notes to B1 from Ba3. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

In October 2012, we announced that we intend to implement a restructuring plan that includes a headcount reduction of our global workforce by approximately 13%. We expect the restructuring actions that we take in the fourth quarter of 2012 will result in operational savings, primarily in operating expenses, of approximately $20 million in the fourth quarter of 2012 and approximately $165 million in 2013. We cannot assure you that we will be able to achieve the level of operational savings that we expect, and if we are unable to do so, our goal of achieving profitability could fail to materialize in accordance with our expectations. In addition, if our headcount reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We may incur future impairments of goodwill.

During the fourth quarter of 2012, we will perform an annual goodwill impairment analysis. If there are continued declines in our market capitalization, business climate and operating results, we may incur impairment charges that could be material, which may have a material adverse affect on our business.

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

We do not have long-term commitment contracts with some of our third party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

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

We rely on GF to manufacture most of our microprocessor and APU products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using advanced process technologies, manufacture our products on a timely basis, or meet our capacity requirements, then we may experience delays in product launches or supply shortages for certain products and our business could be materially adversely affected. For example, during the third quarter of 2011, GF experienced yield and other manufacturing difficulties related to 32nm wafer fabrication, resulting in lower than expected supply of 32nm products to us. Also in the third quarter of 2011, we experienced supply constraints for our 45nm microprocessor products from GF due to complexities related to the use of common tools across both 32nm and 45nm technology nodes and because we made the decision to shift volume away from products manufactured using the 45nm technology node in order to obtain additional 32nm products. Because we were supply constrained with respect to 32nm and 45nm wafers, our revenues and gross margin in the third quarter of 2011 were adversely impacted. Also, during the fourth quarter of 2011, we experienced reduced supply of 45nm product from GF because of a manufacturing disruption that reduced the number of 45nm wafers available for production.

In the first quarter of 2012, we entered into a second amendment to the WSA. The primary effect of this amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the amendment, GF committed to provide us with, and we have committed to purchase, a fixed number of production wafers in 2012. We pay GF fixed prices for production wafers delivered in 2012. If GF encounters any problems that significantly reduce the number of functional die we receive from each wafer, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for our products and could also reduce the number of products available for sale to our customers, which may have an adverse impact on our results of operations. In addition, if our requirements are less than the fixed number of wafers that we agreed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

We are currently in the process of negotiating a third amendment to the WSA, including the pricing methodology for 2013. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margins and our results of operations.

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

We may not be able to successfully implement our long-term business strategy.

We are implementing a long-term business strategy to refocus our business to address markets beyond our core, PC market to the faster growing low power or dense server, embedded, and ultraportable and ultra-low-power markets. Currently, approximately 85% of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. The goal of our long-term strategy is to drive 40% to 50% of our portfolio to faster growth markets in the long term. Despite our efforts, we may not be able to implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. There can be no assurances that our new strategic direction will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

In October 2012, we announced that we intend to implement a restructuring plan that includes a headcount reduction of our global workforce by approximately 13%. If we do not manage these headcount reductions effectively, our ability to implement our new business strategy could be adversely impacted.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of September 29, 2012 were $2.04 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes).

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

The indentures governing our 8.125% Notes, 7.75% Senior Notes due 2020 (7.75% Notes) and 7.50% Senior Notes due 2022 (7.50% Notes) contain various covenants which limit our ability to:

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

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes and 6.00% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes or 6.00% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that provide better performance or include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For example, ARM-based processors are used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as laptops, tablets and smartphones. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, it could negatively impact PC sales, which could negatively impact our business. For instance, with the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of Intel’s integrated graphics and the graphics performance of our APUs. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. For example, Intel expects 3-D 22nm process technology with 3-D tri-gate transistor architecture can improve power consumption and performance of its products. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, approximately 85% of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, during the second quarter of 2012, revenue was adversely affected by lower than expected desktop processor unit sales to our distributor customers, primarily in China and Europe, and the overall weakness in the global economy and weaker consumer spending, which impacted sales of our microprocessors for mobile devices to our OEM customers. Similarly, during the third quarter of 2012, challenging macroeconomic conditions, including weak consumer demand for end-user PC products, the increasing popularity of tablets and a reluctance on the part of OEMs to build inventory in advance of the launch of Microsoft Windows 8 adversely impacted sales. We do not expect PC market conditions to improve for at least several quarters.

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

Collectively, our top five customers accounted for approximately 52% of our net revenue in the third quarter of 2012. On a segment basis, during the third quarter of 2012, five customers accounted for approximately 61% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 47% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

We are currently conducting a search for a chief financial officer, and our inability to attract and retain qualified personnel may hinder our business.

We are currently conducting a search for a chief financial officer. The transition to a new chief financial officer may be disruptive to our operations and create uncertainty about our business and future direction. Even if we are able to hire and retain a chief financial officer in a timely manner, we may continue to experience operational inefficiencies and disruptions during the transition period and our business may be materially adversely affected.

In addition, much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. In the fourth quarter of 2012, we announced that we intend to implement a restructuring plan that includes a headcount reduction of our global workforce by approximately 13%. If we do not manage this headcount reduction effectively, we may not able to retain qualified personnel or attract qualified personnel in the future necessary for our operations, which could materially adversely affect our business.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indenture governing our 6.00% Notes also requires us to offer to repurchase these securities upon certain change of control events. As of September 29, 2012, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.00% Notes was $2.08 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, revenue in the second and third quarters of 2012 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We do not expect PC market conditions to improve for at least several quarters.

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

From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries or manufacturing suppliers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.

Our issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 35,000,000 shares of our common stock, if and when exercised by WCH, will dilute the ownership interests of our existing stockholders, and the conversion of the remainder of our 6.00% Notes may dilute the ownership interest of our existing stockholders.

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

Moreover, the conversion of our remaining 6.00% Notes may dilute the ownership interests of our existing stockholders. The conversion of the 6.00% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of the 6.00% Notes. Any sales in the public market of our common stock issuable upon conversion of the 6.00% Notes could adversely affect prevailing market prices of our common stock. In addition, the conversion of the 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, acquire new customers and strengthen relationships with existing customers, the efficiency of our supply chain will become increasingly important because many of our customers tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse effect on our business.

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

We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could have a material adverse effect on us.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in various data center facilities around the world about us, our customers, suppliers, partners and other third parties, which our business depends upon. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. We could be subject to litigation and our reputation and brand could be harmed if our information technology systems are compromised and sensitive or confidential information about our customers, suppliers, partners and other third parties is lost or misappropriated. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business. Also, implementing new systems or upgrading our existing systems could be very costly.

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

For example, gross margin in the third quarter of 2012 was adversely impacted by, among other things, an inventory write-down of $100 million. The inventory write-down was the result of lower anticipated future demand for certain products and mainly comprised of our Llano products. Because market conditions are uncertain, these and other factors could materially adversely affect our business.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia, Singapore and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 92% in the third quarter of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

As of September 29, 2012, the par value of all our auction rate securities, or ARS, was $37 million with an estimated fair value of $32 million. As of September 29, 2012, our investments in ARS included estimated fair values of approximately $13 million of student loan ARS and $19 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. Other countries have also implemented similar restrictions. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may produce sudden changes in demand, which may result in excess inventory.

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing of minerals used in the manufacture of semiconductor devices, and there may be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free and if we cannot satisfy these customers, they may choose a competitor’s products.

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

ITEM 6.	EXHIBITS

10.1	Senior Vice President, Chief Sales Officer - Summary of Terms for John Byrne dated August 6, 2012

10.2	Special Retention Bonus Award for John Byrne dated October 25, 2011

10.3	Amended and Restated Management Continuity Agreement between Advanced Micro Devices and Devinder Kumar dated January 24, 2008

10.4	Indenture governing 7.50% Senior Notes due 2022, dated August 15. 2012 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated August 15, 2012, is hereby incorporated by reference.

10.5	Registration Rights Agreement dated August 15, 2012 between Advanced Micro Devices, Inc. and J.P. Morgan Securities LLC filed as Exhibit 10.1 to AMD’s Form 8-K dated August 15, 2012, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 1, 2012	By:	/s/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President, Interim Chief Financial Officer and Corporate Controller Signing on behalf of the registrant and as the principal financial and accounting officer