Form 10-K
period 2012-12-29
ADVANCED MICRO DEVICES INC
filed 2013-02-21
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.4 billion based on the reported closing sale price of $5.73 per share as reported on the New York Stock Exchange on June 29, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 714,077,254 shares of common stock, $0.01 par value per share, as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 16, 2013 (2013 Proxy Statement) are incorporated into Part III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 29, 2012

SIGNATURES	125

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; our ability to negotiate future amendments to the WSA; PC market conditions; our restructuring plan implemented in the fourth quarter of 2012, including, cash expenditures, and operational savings; the level of international sales as compared to total sales; our ability to sell our auction rate securities within the next twelve months; that our first ARM technology-based AMD Opteron™ processor for servers is targeted for production in 2014; that our cash, cash equivalents and marketable securities and available external financing will be sufficient to fund our operations including capital expenditures over the next twelve months; our dependence on a small number of customers; our hedging strategy; and the timing of the implementation of certain ENERGYSTAR specifications. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions do not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 41 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 12 of our consolidated financial statements, beginning on page 101 below.

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

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Executive Officers and all other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our Board of Directors and all of our employees, and the charters of the Audit and Finance, Compensation and Nominating and Corporate Governance committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S 100, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.

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

Computing Solutions

The x86 Microprocessor Market

Central Processing Unit (CPU)

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a computer and numerous other electronic systems. The principal indicators of CPU performance are work-per-cycle, or how many instructions are executed per cycle, clock speed, representing the rate at which a CPUs internal logic operates, measured in units of gigahertz, or billions of cycles per second, and power consumption. Other factors impacting microprocessor performance include the number of cores in a microprocessor, the bit rating of the microprocessor, memory size and data access speed.

Developments in circuit design and manufacturing process technologies have resulted in significant advances in microprocessor performance. Currently, microprocessors are designed to process 32 bits or 64 bits of information at one time. The bit rating of a microprocessor generally denotes the largest size of numerical data that a microprocessor can handle. Microprocessors with 64-bit processing capabilities enable systems to have greater performance by allowing software applications and operating systems to access more memory.

Moreover, as businesses and consumers require greater performance from their computer systems due to the growth of digital data and increasingly sophisticated software applications, semiconductor companies are designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Multiple processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi-threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership.

Accelerated Processing Unit (APU)

While general purpose computer architectures based on the x86 architecture are sufficient for many customers, we believe that an architecture that optimizes the use of a CPU and graphics processing unit, or GPU, for a given workload can provide a substantial improvement in user experience, performance and energy efficiency. As the volume of digital media increases, we believe end users can benefit from an accelerated computing architecture. An accelerated computing architecture enables “offloading” of selected tasks, thereby optimizing the use of multiple computational units such as the CPU and GPU, depending on the application or workload. For example, serial workloads are better suited for CPUs, while highly parallel tasks may be better performed by a GPU. Our AMD Accelerated Processing Unit, or APU, combines our CPU and GPU onto a single piece of silicon. We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications can benefit from our accelerated computing architecture.

Microprocessor Products

We currently design, develop and sell microprocessor products for servers, desktop PCs and mobile devices, including mobile PCs and tablets. Our microprocessors and chipsets are incorporated into computing platforms that also include GPUs and core software to enable and advance the computing components. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced platforms consisting of microprocessors, chipsets and GPUs that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. Furthermore, by combining all of these elements onto a single piece of silicon as an APU, we believe system performance and power efficiency is further improved. In addition to the enhancements at the end-user level, we believe our customers also benefit from an all-AMD platform, as we are able to provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

Our CPUs and APUs are manufactured primarily using 45-nanometer (nm), 40nm, 32nm or 28nm process technology. We currently base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance.

Energy efficiency and power consumption continue to be key design principles for our products. We focus on continually improving power management technology, or “performance-per-watt.” To that end, we offer CPUs, APUs and chipsets with features that we have designed to reduce system level energy consumption, with multiple low power states which utilize lower clock speeds and voltages that reduce processor power consumption during both active and idle times. We design our CPUs and APUs to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX.

Our AMD family of APUs represents a new approach to processor design and software development, delivering serial, parallel and visual compute capabilities for high definition (HD) video, 3D and data-intensive workloads in the APU. APUs combine high-performance serial and parallel processing cores with other special-purpose hardware accelerators. We design our APUs for improved visual computing, security, performance-per-watt and smaller device form factors. Having the CPU and GPU on the same chip reduces the system power and bill-of-materials, speeds the flow of data between the CPU and GPU through shared memory and allows the GPU to function as both a graphic engine and an application accelerator in high efficient compute platforms.

Building on the integration of our CPU and GPU onto a single piece of silicon, we are focused on evolving our accelerated computing architecture in such a manner so that software programmers see a single multi-purpose processing unit. Heterogeneous Systems Architecture (HSA) describes our overarching design for having combinations of CPU and GPU processor cores operate as a unified engine that we intend to be both higher performance and lower power than our previous architectures.

Server.    A server is a system that performs services for connected clients as part of a client-server architecture. Servers are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers and print servers. These servers run a variety of applications including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration. Servers are also used in cloud computing which is a computing model where data, applications and services are delivered over the internet or an intranet.

Our microprocessors for traditional server platforms consist of our AMD Opteron™ 6000, 4000 and 3000 series processors. We also offer high-density server platforms consisting of AMD’s SeaMicro SM10000™ and SM15000™ server chassis, as well as AMD’s SeaMicro Freedom™ Fabric Storage series of storage systems.

In March 2012, we acquired SeaMicro, Inc., an energy-efficient, high-bandwidth microserver company to accelerate our strategy to deliver server technology and provide end users serving Cloud-centric data centers with highly-differentiated AMD-based solutions. Our fabric technology, AMD SeaMicro Freedom supercompute fabric, links together hundreds of card-sized CPUs to create a large array of independent but linked CPUs. Work is distributed over these CPUs through hardware and software based load-balancing technology that directs traffic across the fabric such that each CPU is in its most efficient zone of performance. We designed this fabric to reduce power consumption while providing lower latency, lower cost and higher bandwidth.

In March 2012, we launched the AMD Opteron 3200 Series server processor. This entry-level server processor is designed for dedicated web hosting providers who are seeking enterprise-class servers at lower price points. In September 2012, we announced AMD’s SeaMicro SM15000 server chassis, which extends fabric-based computing across racks and aisles of the data center to connect directly to large data storage systems. In November 2012, we launched the AMD Opteron 6300 Series processor based on “Piledriver,” our next-generation high performance x86 multi-core architecture. We designed the AMD Opteron 6300 Series processor to balance performance, scalability and cost effectiveness to help IT organizations lower total cost of ownership. In December 2012, we launched the AMD Opteron 4300 and 3300 Series server processor, which is also based on our next-generation “Piledriver” core architecture. These processors are designed for cloud providers, web hosts and small- and medium-sized businesses to help them address space and power constraints.

Mobile Devices.    Consumers continue to demand thinner and lighter mobile platforms with better entertainment performance and longer battery life. In response to this demand, we continue to invest in designing and developing higher performing and low power mobile platforms. Our APUs for mobile PC platforms consist of our performance, mainstream AMD A-Series APU, the AMD E-Series APU for everyday performance, the AMD C-Series APU for HD internet experiences in small form factors, and the AMD Z-Series APU for Windows-based tablets. Our APUs for mobile platforms combine discrete-level graphics, dedicated HD video processing and multi-core CPU processors on a single die for maximum performance and power efficiency in the smallest space. In May 2012, we introduced our second generation AMD A-Series APU for mainstream and ultrathin mobile PC platforms. In June 2012, we introduced our next generation AMD E-Series APU for mobile platforms, which meets basic performance needs at accessible price points. In October 2012, we announced the AMD Z-60 APU, codenamed “Hondo,” our lowest powered APU designed for the performance tablet and small form factor PC market.

Our CPUs for mobile PC platforms also consist of the AMD Phenom™ II Mobile Processor, AMD Turion™ X2 Mobile Processor, AMD Turion II Mobile Processor, AMD Turion II Ultra Mobile Processor, AMD Athlon™ II processor, and the Mobile AMD Sempron™ processor.

Desktop.    Our APUs for desktop PC platforms consist primarily of the AMD A Series APU and the AMD E-Series APU. We designed the desktop AMD A-Series APU for mainstream desktop platforms, and it is available primarily in quad- and dual-core versions with a variety of discrete-level graphics configurations. We designed the desktop AMD E-Series APUs for essential desktop tasks, and it is available in dual-core versions with a variety of graphics configurations. In May 2012, we launched our next generation AMD A-Series APU for desktop PCs, small form-factors and home theater PCs. In June 2012, we introduced our next generation AMD E-Series APU for desktop PCs. Our second generation AMD E-Series and AMD A-Series APUs have increased x86, graphics and multi-media capabilities. In October 2012, we introduced the second generation desktop AMD FX processors based on the “Piledriver” x86 multi-core architecture, which come in eight-, six- and quad-core versions. We designed the AMD FX processors for multitasking, high resolution gaming, and HD media processing. Also in October 2012, we introduced our latest quad- and dual-core AMD A-Series APUs for mainstream desktop platforms, codenamed “Trinity” with the “Piledriver” x86 multi-core architecture.

Our CPUs for desktop PC platforms also consist of the following: AMD FX processors based on the “Bulldozer” and “Piledriver” x86 multi-core architecture, which are available in quad- and dual-core technology, AMD Athlon II processors, which are available in quad-, triple- and dual- core versions, and AMD Sempron processors, which are available in limited quantities and in select regions.

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

Our embedded platforms include options from the AMD Opteron, AMD Athlon and AMD Sempron processor families; the AMD Embedded G-Series, which is the embedded version of our APUs; the AMD Radeon™ graphics processor family; and numerous AMD chipsets. These products are part of the AMD Longevity Program, which provides for an availability period of up to five years in some cases in order to support lengthy development and qualification cycles and long-term life of the system in the market.

In May 2012, we launched the AMD Embedded R-Series APU designed for mid- to high-end graphics-intensive applications such as digital signage, casino gaming, point-of-sale systems and kiosks, as well as parallel-processing-intensive applications spanning medical imaging and security/surveillance. The AMD Embedded R-Series APU combines the new “Piledriver” architecture, with discrete class AMD Radeon™ HD 7000 series graphics that support Microsoft® DirectX® 11 (DirectX 11).

Chipset Market and Products

A chipset is the set of components that manages data flow between a processor (or processors), memory and peripherals (such as the keyboard, mouse, monitor, hard drive and CD or DVD drive). Chipsets perform essential logic functions and balance the performance of the system and aid in removing bottlenecks. Chipsets often include graphics, audio, video and other capabilities. All desktop and mobile PCs as well as servers have a chipset. In many PCs, the chipset includes a graphics processing unit (GPU). A GPU within the chipset solution is commonly known as an integrated graphics processor (IGP), and such a chipset may be called an IGP chipset. In a system without an integrated graphics processor, a discrete GPU is usually required. By not necessitating a discrete GPU, IGP chipsets offer a lower cost solution and reduced power consumption and enable smaller system form factors. With our APU architecture, the GPU is included in the APU and the AMD Controller Hub chip performs the input and output functions of the chipset. We believe that the combination of an APU and the AMD Controller Hub will replace our market for IGP chipsets.

Our portfolio of chipset products includes chipsets with and without IGPs for desktop PCs and servers, and AMD Controller Hub-based chipsets for our APUs. We offer AMD A50-Series, A60-Series and A70-Series chipsets for our mobile PC platforms. As well, we offer AMD 9-Series, 8-Series, 7-Series Discrete and AMD 7-Series Integrated chipsets for desktop PCs.

Graphics

Graphics Market

A graphics solution can be in the form of either an APU, a GPU, an IGP, or a combination of a GPU with one of the other foregoing products working in tandem. The semiconductor graphics market addresses the need for visual or parallel processing in various computing and entertainment platforms such as desktop PCs, mobile PCs and workstations

APUs and IGPs deliver discrete GPU level functionality for value and mainstream PCs while discrete GPUs are specifically architected for high performance graphics processing. A dedicated GPU and CPU work in tandem to increase overall speed and performance of the system. Users of these graphics products value a rich visual experience, particularly in the high-end enthusiast market where consumers often seek out the fastest and highest performing visual processing products to enable the most compelling and immersive experiences. Moreover, for many consumers, the PC is evolving from a traditional data processing and communications device to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to manufacturers designing PCs for playing games, displaying photos and capturing TV and other multimedia content, viewing online videos, photo editing and managing digital content. In turn, the trend has contributed to the development of higher performance graphics solutions.

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

Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that increasingly relies more on the GPU or a combination of GPU and CPU. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable AMD GPUs, working in concert with the computer system’s CPUs, to accelerate applications beyond traditional graphics and video processing by allowing the CPUs and GPUs to process information cooperatively. Heterogeneous computing, which refers to computer systems that use more than one kind of processor, enables PCs and servers to run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user.

Discrete Desktop Graphics.    We believe that discrete graphic solutions will continue to be popular across desktop PC configurations and platforms designed for gaming, multimedia, photo and video editing as well as other graphic-intensive applications. Our discrete GPUs for desktop PCs include the AMD Radeon HD 8000 series, AMD Radeon 7000 series, AMD Radeon HD 6000 series, ATI Radeon HD 5000 series, ATI Radeon HD 4000 series and ATI Radeon HD 3000 series. In 2012, we introduced a number of new GPUs based on 28nm process technology and our Graphics Core Next, or GCN, architecture. GCN architecture is our first design specifically engineered for general computing, enabling a GPU to handle workloads and programming languages traditionally exclusive to the CPU. In February 2012, we launched the AMD Radeon HD 7770 GHz Edition, AMD Radeon HD 7750 and AMD Radeon HD 7700 GPUs. In March 2012, we introduced the AMD Radeon HD 7870 GHz Edition and AMD Radeon HD 7850 GPUs. The AMD Radeon HD 7870 GHz Edition features AMD PowerTune technology and AMD ZeroCore Power technology. AMD ZeroCore Power technology powers down a GPU when the PC is in a long idle state and applications are not using background GPU resources. In June 2012, we launched the AMD Radeon™ HD 7970 GHz Edition GPU featuring next generation AMD Eyefinity technology, AMD Power Tune with Boost and AMD App Acceleration. AMD PowerTune technology manages GPU power consumption in response to GPU load conditions and allows for the GPU to run at higher clock speeds than otherwise possible. AMD PowerTune with Boost further increases the clock speed of a GPU. AMD App Acceleration is a set of technologies designed to improve video quality and enhance application performance. AMD Eyefinity technology allows for up to six independent and simultaneous monitors to be connected to one GPU.

Discrete Mobile Graphics.    When selecting a graphics solution, key considerations for mobile PC manufacturers are graphics performance, visual experience, power efficiency, dedicated memory support and ease of design integration. Our discrete GPUs for mobile PCs include the following: AMD Radeon HD 8000M series, AMD Radeon 7000M series, AMD Radeon HD 6000M series, ATI Mobility Radeon HD 5000 series and ATI Mobility Radeon HD 4000 series. In April 2012, we launched AMD Radeon HD 7900M, HD 7800M and HD 7700M series GPUs. These new graphics processors are all based on 28nm process technology and our GCN architecture. In addition, the AMD Radeon HD 7000M series GPUs have AMD Enduro™ Technology, which is a power solution that automatically switches between integrated graphics and the AMD Radeon discrete GPU, depending on the system or application requirements, to help maximize battery life.

Professional Graphics.    Our AMD FirePro™ family of professional graphics products consist of 3D and 2D multi-view graphics cards and GPUs that we designed for integration in mobile and desktop workstations, as well as business PCs. We designed our AMD FirePro 3D graphics cards for demanding applications such as those found in the computer aided design (CAD) and digital content creation (DCC) markets, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. We designed our AMD FirePro 2D graphics cards with dual and quad display outputs for financial and corporate environments.

We also provide graphics products for the server market where we leverage our graphics expertise and align our offerings to provide the stability, video quality and bus architectures desired by our customers. Through our ATI CrossFire Pro™, we enable CAD and DCC professionals to connect two identical AMD FirePro 3D graphics cards with a flex cable connection that can enhance performance of geometry-limited applications.

In February 2012, we introduced the AMD FirePro V3900, an entry-level professional graphics card that features AMD Eyefinity technology. In August 2012, we announced AMD FirePro S9000 and S7000 server graphics cards for the high-end workstation market. In addition, we launched the next generation of AMD FirePro workstation products, W5000, W7000, W8000 and W9000 GPUs designed to balance compute and 3-D workloads efficiently for CAD and engineering and for media and entertainment professionals. We also launched AMD FirePro A300 APU for entry-level and mainstream desktop workstations for users who require a high-performance computing platform to power their professional applications. In November 2012, we introduced AMD FirePro S10000 server graphics card designed for high-performance computing workloads and graphic intensive applications.

FireStream Processors.    We designed our AMD FireStream™ series of products to utilize the parallel stream processing power of the GPU for heavy floating-point computations and to meet the requirements of various industries, such as the high-performance computing and the scientific and financial sectors.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market by licensing customized GPUs for graphics in videogame consoles such as the Microsoft® Xbox 360™, Nintendo Wii and Wii U from Nintendo.

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

We market and sell our products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD A-Series, AMD E-Series, AMD FX, AMD Athlon and AMD Sempron. Our mobile PC brands for microprocessors are AMD A-Series A, AMD E-Series, AMD C-Series, AMD Z-Series, AMD Phenom, AMD Athlon, AMD Turion and AMD Sempron. Our server brand for microprocessors is AMD Opteron. We sell micro-server systems products under the SeaMicro brand, including SM10000 and SM15000 series for fabric compute systems, and Freedom Fabric Storage series for storage systems. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Sempron and AMD Embedded A-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon. Our product brand for professional graphics products is AMD FirePro. We also market and sell our chipsets under the AMD trademark.

We launch or update new platforms for consumers in the desktop and mobile markets under our VISION Technology from AMD brand. We designed VISION Technology to simplify the buying process for consumers by more clearly connecting our brand to the level of activities that consumers want to perform on the PC. VISION Technology contains multiple levels of increasingly rich PC system capabilities to address the diverse needs of today’s PC users. VISION Technology initially consisted of four levels of PC system capabilities: VISION, VISION Premium, VISION Ultimate and VISION Black. Our VISION Technology brand for our low-power APU products, consists of VISION E1 and VISION E2 for our entry level PCs. Our VISION Technology brand for performance series APUs consisting of four levels of PC system capabilities: VISION A4, VISION A6, VISION A8, and VISION FX. These VISION tiers are for 2011 and later systems powered by our APUs and provide increasingly higher PC capabilities. An additional tier, VISION A10, was introduced in September 2012. VISION E1, E2, and A4 based desktops and notebooks are targeted at PC users who require basic digital media consumption such as watching DVDs, photo viewing, casual gaming, listening to music, and

Internet browsing. VISION A6, A8 and A10 based desktops and notebooks are designed to allow a greater computing performance for digital consumption and creation. These activities include watching HD movies, photo editing, DirectX 11 gaming, multi-tasking, and video editing. VISION FX desktops are based on the AMD FX processor and an AMD Radeon HD 6000, HD 7000 or HD 8000 series graphics card. We designed these VISION FX systems to enable the highest capabilities sought by enthusiasts and are only available on desktop PCs. There is also VISION Pro Technology, which is designed for business users and extends the approach of VISION Technology to commercial PC platforms.

We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers and third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our co-marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products and third party systems integrating our products, subject to meeting defined criteria. Original Equipment Manufacturers, or OEMs, may qualify for market development funds based on purchases of eligible products.

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

Customers of our chipset products consist primarily of PC and server OEMs, often through ODMs or other contract manufacturers, who build the OEM motherboards, as well as desktop and server motherboard manufacturers who incorporate chipsets into their channel motherboards.

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

In 2012, Hewlett-Packard Company accounted for more than 10% of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. Five customers, including Hewlett-Packard, accounted for approximately 59% of the net revenue attributable to our Computing Solutions segment. In addition, five customers accounted for approximately 48% of the net revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

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

Other competitors include companies providing or developing ARM-based designs as relatively low cost and low power processors for the computing market including netbooks, tablets and thin client form factors, as well as dense servers, set-top boxes and gaming consoles. ARM Holdings designs and licenses its ARM architecture and offers supporting software and services. Our ability to compete with companies who use ARM-based solutions depends on our ability to design energy-efficient, high-performing products at an attractive price point. In addition, Nvidia builds custom CPU cores based on ARM architecture to support tablets and small form factor PCs, servers, workstations and super computers.

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

Competition in the Graphics Market

In the graphics market, our competitors include suppliers of discrete graphics, embedded graphics processors and IGPs. Intel manufactures and sells embedded graphics processors and IGP chipsets, and is a dominant competitor with respect to this portion of our business.

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

In the game console category, we compete primarily against Nvidia. Other competitors include Intel, ARM and Imagination.

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

Our research and development expenses for 2012, 2011 and 2010 were approximately $1.4 billion, $1.5 billion and $1.4 billion, respectively. For more information, see Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in Canada, India, China, Singapore, Taiwan, United Kingdom, Israel and Japan.

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

Wafer Supply Agreement.    A Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions.

On April 2, 2011, we entered into a first amendment to the WSA. The primary effect of the amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors, including APU products. The amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the amendment, GF committed to provide us with, and we committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We paid GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, we also agreed to pay an additional quarterly amount to

GF during 2012 totaling up to $430 million if GF met specified conditions related to the continued availability of 32nm capacity as of the beginning of 2012. As part of the second amendment described below, GF agreed to waive these quarterly payments, and therefore we are no longer required to pay them.

On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the second amendment, GF committed to provide us with, and we committed to purchase, a fixed number of production wafers in 2012. We paid GF fixed prices for production wafers delivered in 2012. The second amendment also granted us certain rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time. In consideration for these rights, we agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that we owned. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million was paid on June 29, 2012, $50 million was paid on October 1, 2012, and the remaining $175 million was paid by December 31, 2012. In addition, as security for the final two payments, we issued a $225 million promissory note to GF.

On December 6, 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment we modified our wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2013 and through December 31, 2013. Pursuant to the third amendment, we committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million. The cash impact of this $320 million fee will be spread over several quarters, with $80 million paid by December 28, 2012 and $40 million payable by April 1, 2013. For the remainder of the fee, on the same date we entered into the third amendment, we issued a $200 million promissory note to GF that matures on December 31, 2013. As part of the third amendment, we committed to purchase wafers from GF for approximately $250 million during the first quarter of 2014. We expect to negotiate the remainder of our 2014 purchase commitments from GF in 2013.

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

GF currently manufactures our microprocessors on 300 millimeter wafers using primarily 45nm and 32nm process technology.

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

Assembly, Test, Mark and Packaging Facilities

We own and operate two assembly, test, mark and packaging facilities. Some wafers for our microprocessor, graphics processor and embedded processor products are delivered from third-party foundries to our assembly, test, mark and packaging facilities. Our assembly, test, mark and packaging facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly, Test, Mark & Packaging
Suzhou, China	100,000	Assembly, Test, Mark & Packaging

The remaining wafers for our graphics products are delivered from third party foundries to our test, assembly and packaging partners located in the Asia-Pacific region who package and test the final semiconductor products.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 29, 2012, we had approximately 4,700 patents in the United States and approximately 1,600 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

In addition, we entered into a Non-Patent Intellectual Property and Technology Transfer Agreement with GF pursuant to which we assigned to GF all of our right, title and interest in technology and non-patent intellectual property rights used exclusively in the manufacture, sorting and/or intermediate testing of semiconductor products. We retained technology and non-patent intellectual property rights used exclusively in the design and/or post-fabrication delivery testing of semiconductors. Technology and non-patent intellectual property rights used both in the manufacture, sorting and/or intermediate testing of semiconductor products and in the design and/or post-fabrication delivery testing of semiconductor products are owned jointly by us and GF.

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

Employees

As of December 29, 2012, we had approximately 10,340 employees.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use

“conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As there are many sources of these materials, these new requirements are unlikely to affect the sourcing of minerals used in the manufacture of semiconductor devices but will add additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the US government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free and if we cannot satisfy these customers, they may choose a competitor’s products.

A number of jurisdictions including the EU, Australia and China are developing or finalizing market entry or public procurement requirements for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. Some of these regulations are expected to be approved and implemented in 2013. If such regulations do not contain recommended modifications as proposed by AMD or industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from some of these markets which could materially adversely affect us.

While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us. See also, “Item 3- Legal Proceedings—Environmental Matters,” below.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs to mobile PCs, and tablets have been one of the fastest growing form factors. Also, ARM-based processors are being used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as laptops, tablets and smartphones. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, approximately 85% of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second half of 2012 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We do not expect PC market conditions to improve during the first half of 2013.

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

We believe that the challenging macroeconomic conditions that we experienced in the second half of 2012 will continue during the first half of 2013. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. For example, in the first quarter of 2013 Moody’s lowered our corporate family rating to B2 from B1, and the ratings on our senior unsecured notes to B2 from B1. Furthermore, in the first quarter of 2013, Standard & Poor lowered our corporate credit and senior unsecured rating from B to BB. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involves a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We expect the restructuring action will result in operational savings, primarily in operating expenses, of approximately $190 million in 2013. We cannot assure you that we will be able to achieve the level of operational savings that we expect. If our headcount reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships. In addition, we are currently evaluating further facility consolidations, and depending on the outcome of such evaluation, we may incur additional restructuring charges, which may be material.

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

On December 6, 2012, we entered into a third amendment to the WSA with GF. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2013 and through December 31, 2013. Pursuant to the third amendment, we committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. If GF encounters any problems that significantly reduce the number of functional die we receive from each wafer, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for our products and could also reduce the number of products available for sale to our customers, which may have an adverse impact on our results of operations. In addition, if our requirements are less than the fixed number of wafers that we agreed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

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

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involves a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. If we do not manage these headcount reductions effectively, our ability to implement our new business strategy could be adversely impacted.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our debt and capital lease obligations as of December 29, 2012 were $2.0 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes).

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

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state of the art visual experience), power consumption (including battery life), reliability, selling price, speed, size (or form factor), cost, adherence to industry standards (and the creation of open industry standards), software and hardware compatibility and stability and brand awareness.

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that may provide better performance or may include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For instance, with the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of Intel’s integrated graphics and the graphics performance of our APUs. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, approximately 85% of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our revenue in the second half of 2012 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We do not expect PC market conditions to improve during the first half of 2013.

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

Collectively, our top five customers accounted for approximately 51% of our net revenue in 2012. On a segment basis, during 2012, five customers accounted for approximately 59% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 48% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected

Our inability to attract and retain qualified personnel may hinder our business.

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. In the fourth quarter of 2012, we implemented a restructuring plan that includes a workforce reduction of approximately 14%. If we do not manage this headcount reduction effectively, we may not able to retain qualified personnel or attract qualified personnel in the future necessary for our operations, which could materially adversely affect our business.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indenture governing our 6.00% Notes also requires us to offer to repurchase these securities upon certain change of control events. As of December 29, 2012, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.00% Notes was $2.0 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our revenue in the second half of 2012 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We do not expect PC market conditions to improve during the first half of 2013.

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

Our graphics technology is used in game consoles. The revenues that we receive from these products generally are in the form of non-recurring engineering fees charged for design and development services as well as royalties paid to us by these third parties. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. If these third parties do not include our graphics technology in future generations of their game consoles, our revenues from royalties would decline significantly. Moreover, we have no control over the marketing efforts of these third parties and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue were 92% in 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

Worldwide political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring or have brought actions against us and/or against our customers, based on allegations that we are infringing or contributing to the infringement of the intellectual property rights of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we do not obtain a license, these parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment, and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of December 29, 2012, the par value of all our auction rate securities, or ARS, was $37 million with an estimated fair value of $28 million. As of December 29, 2012, our investments in ARS included estimated fair values of approximately $13 million of student loan ARS and $15 million of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2030 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As there are many sources of these materials, these new requirements are unlikely to affect the sourcing of minerals used in the manufacture of semiconductor devices but will add additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the US government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. Our first “conflict” minerals report covering the calendar year from January 1, 2013 to December 31, 2013 is due to the SEC on May 31, 2014.

A number of jurisdictions including the EU, Australia and China are developing or finalizing market entry or public procurement requirements for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. We expect that some of these regulations will be approved and implemented in 2013. If such regulations do not contain recommended modifications as proposed by AMD or industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from some of these markets which could materially adversely affect us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 29, 2012, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, China, Singapore and Malaysia. These facilities totaled approximately 2.4 million square feet.

Our main facility with respect to our graphics and chipset products is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We occupy two other facilities in Markham, Ontario that comprise over 215,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space. We also currently own and operate two microprocessor assembly and test facilities comprising an aggregate of 310,000 square feet. Our current microprocessor assembly and test facilities are located in Malaysia and China and are described in further detail in the section entitled “Assembly, Test, Mark and Packaging Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 215,000 square feet of land in Singapore for our engineering facilities and 422,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.

As of December 29, 2012, we also leased approximately 2.1 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2022.

We also have approximately 20,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2014. We are actively marketing this space for sublease.

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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5.1 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Other Matters

We are a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, cash flows and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 15, 2013, there were 7,082 registered holders of our common stock and the closing price of our common stock was $2.71 per share as reported at New York Stock Exchange. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Year ended December 29, 2012
First quarter	$8.35	$5.35
Second quarter	$8.21	$5.32
Third quarter	$5.98	$3.22
Fourth quarter	$3.41	$1.81

	High	Low
Year ended December 31, 2011
First quarter	$9.58	$7.34
Second quarter	$9.17	$6.72
Third quarter	$7.87	$5.07
Fourth quarter	$6.05	$4.31

Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our Indenture for the 8.125% Notes, our Indenture for the 7.75% Notes and our Indenture for the 7.50% Notes, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each Indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the Indentures.

For information about our equity compensation plans, see Part III, Item 12, below.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 29, 2007 through December 29, 2012. The past performance of our common stock is no indication of future performance.

Company / Index	Base Period 12/28/2007	Years Ending 12/27/2008	12/26/2009	12/25/2010	12/31/2011	12/29/2012
Advanced Micro Devices, Inc.	100	29.78	135.38	109.84	73.77	31.15
S&P 500 Index	100	60.46	79.93	90.98	92.97	106.05
S&P 500 Semiconductors Index	100	51.72	86.81	96.25	98.93	93.80

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 29, 2012

(In millions except per share amounts)

	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Net revenue	$5,422	$6,568	$6,494	$5,403	$5,808
Income (loss) from continuing operations(2)(3)(4)(5)(6)	(1,183)	495	471	296	(2,412)
Loss from discontinued operations, net of tax(7)	—	(4)	—	(3)	(684)
Net income (loss) attributable to AMD common stockholders	$(1,183)	$491	$471	$304	$(3,129)
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$(1.60)	$0.68	$0.66	$0.46	$(4.03)
Discontinued operations	—	(0.01)	—	—	(1.12)

Basic net income (loss) attributable to AMD common stockholders per common share	$(1.60)	$0.68	$0.66	$0.46	$(5.15)
Diluted
Continuing operations	$(1.60)	$0.67	$0.64	$0.45	$(4.03)
Discontinued operations	—	(0.01)	—	—	(1.12)

Diluted net income (loss) attributable to AMD common stockholders per common share	$(1.60)	$0.66	$0.64	$0.45	$(5.15)
Shares used in per share calculation
Basic	741	727	711	673	607
Diluted	741	742	733	678	607
Long-term debt, capital lease obligations, less current portion, and other long term liabilities(8)	$2,065	$1,590	$2,270	$4,947	$5,059
Total assets(9)	$4,000	$4,954	$4,964	$9,078	$7,672

(1)	2012, 2010, 2009 and 2008 consisted of 52 weeks, whereas 2011 consisted of 53 weeks.
(2)	In 2008, we recorded pre-tax goodwill impairment charges of $1,089 million.
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

(4)

During 2010, we deconsolidated GF and began to account for our ownership interest in GF under the equity method of accounting. We recorded a non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for our share of GF’s operating results in 2010. During 2011, we changed the method of accounting for our investment in GF from the equity method to the cost method of accounting. As a result of the change, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges. During the fourth quarter of 2011, we recorded a non-cash impairment charge of approximately $209 million related to our investment in GF.

(5)

During the first quarter of 2012, we entered into a second amendment to our WSA with GF to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. As a result of the amendment, we recorded a $703 million charge during the first quarter of 2012. During the fourth quarter of 2012, we entered into a third amendment to the WSA to modify our wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA and, in addition, agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during the fourth quarter of 2012 and through December 31, 2013. In the third amendment, GF agreed to waive a portion of our production wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million, which resulted in a $273 million lower of cost or market charge recorded in the fourth quarter of 2012.
(6)

In 2012, 2011 and 2008, we implemented restructuring plans and incurred net restructuring charges of $100 million, $100 million and $90 million, which primarily included severance and related employee benefits.

(7)

In 2008, we sold our Digital Television business to Broadcom Corporation for $141.5 million and classified it as discontinued operations. In 2011, we recorded a charge of $4 million in connection with a payment to Broadcom related to this asset sale.

(8)

Total long-term debt, capital lease obligations, less current portion, and other long term liabilities increased by $475 million from 2011 to 2012, primarily due to an issuance of $500 million principal amount of our 7.50% Senior Notes due 2022. Total long-term debt, capital lease obligations, less current portion, and other long term liabilities decreased by $680 million from 2010 to 2011, primarily due to the repurchase of $200 million principal amount of our 6.00% Convertible Senior Notes due 2015 in 2011 and reclassification of the $485 million principal amount outstanding of our 5.75% Convertible Senior Notes due 2012 to the current portion of long-term debt. Total long-term debt, capital lease obligations, less current portion, and other long term liabilities decreased by $2,677 million from 2009 to 2010, primarily due to the deconsolidation of GF and the repurchase of $1,016 million principal amount of our 6.00% Notes in 2010.

(9)

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

The following discussion should be read in conjunction with the consolidated financial statements as of December 29, 2012 and December 31, 2011 and for each of the three years in the period ended December 29, 2012 and related notes, which are included in this Form 10-K as well as with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

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

In this MD&A, we will describe the results of operations and the financial condition for Advanced Micro Devices, Inc. and our consolidated subsidiaries, including a discussion of our results of operations for 2012 compared to 2011 and 2011 compared to 2010, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. References in this Item 7 and in Item 8, “Financial Statements and Supplementary Data,” to “us,” “our,” or “AMD” include the operating results of AMD and our consolidated subsidiaries.

Overview

2012 was a challenging year for our industry and for AMD. The significant macroeconomic issues and unprecedented level and pace of change occurring across the industry magnified the challenges in our business and negatively impacted our 2012 financial results. In the second half of 2012, in particular, broader macroeconomic issues and changing PC dynamics impacted demand for end-user PC products. Weakness in the global economy, a reluctance on the part of OEMs to build inventory in advance of Microsoft’s Windows 8™ launch and the increasing popularity of tablets as a consumer device of choice contributed to the challenging business environment. As a result, we faced a difficult selling environment, which adversely affected our 2012 financial performance.

Net revenue for 2012 was $5.4 billion, a decrease of 17% compared to 2011 net revenue of $6.6 billion. Gross margin, as a percentage of net revenue for 2012 was 23% compared to 45% in 2011. Gross margin in 2012 included the following charges, which resulted in a negative impact of 22% in 2012: a $273 million Lower Cost or Market (LCM) charge, a $703 million charge related to a limited waiver of exclusivity from GF and a $5 million charge related to a legal settlement. Gross margin in 2011 included a $24 million charge recorded in connection with a payment to GF, primarily related to certain GF manufacturing assets, and a $5 million charge related to a legal settlement. Absent the effects of these events, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in 2012 compared to 45% in 2011. Gross margin in 2012 was adversely impacted by an inventory write-down of $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products as well as lower average selling price for microprocessor products due to the challenging macroeconomic conditions described above. Our operating loss for 2012 was $1.06 billion compared to operating income of $368 million in 2011. Our net loss for 2012 was $1.18 billion compared to net income of $491 million for 2011. Cash, cash equivalents and marketable securities, including long-term marketable securities, as of December 29, 2012 were $1.2 billion compared to $1.9 billion at December 31, 2011.

As part of our strategy to respond to the macroeconomic issues and the changes occurring in our industry, during 2012, we made key strategic investments to align our business to a changing computing landscape and to position ourselves to take advantage of new opportunities in adjacent high-growth markets. In March 2012, we acquired SeaMicro, Inc. (SeaMicro), an energy-efficient, high-bandwidth micro-server company, to accelerate our strategy to deliver differentiated micro-server solutions to cloud data centers. In June 2012, we, along with ARM, Imagination Technologies, Media Tek, Qualcomm, Samsung and Texas Instruments established the Heterogeneous System Architecture (HSA) Foundation, a non-profit consortium established to define and promote an open standards-based approach to heterogeneous computing. In October 2012, we announced that we will design 64-bit ARM® technology-based processors in addition to our x86 processors for multiple markets, starting with cloud and data center servers. We expect our first ARM technology-based processor will be a highly-integrated, 64-bit multicore system-on-a-chip optimized for the dense, energy-efficient servers. The first ARM technology-based AMD Opteron processor for servers is targeted for production in 2014 and is expected to integrate our AMD SeaMicro Freedom supercompute fabric.

In addition, in the fourth quarter of 2012, we announced a restructuring plan to improve our cost structure and enhance our competitiveness in core growth areas. This restructuring plan primarily involves a reduction of our global workforce of approximately 14% as well as asset impairments and facility consolidations. We expect the restructuring action will result in operational savings, primarily in operating expenses, of approximately $190 million in 2013.

Further, to better align with today’s PC market dynamics, we entered into a third amendment to the WSA with GF. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, we agreed to certain pricing and other terms applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2013 and through December 31, 2013. Pursuant to the third amendment, we committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded a $273 million LCM charge in the fourth quarter of 2012. The cash impact of this $320 million fee will be spread over several quarters, with $80 million that was paid by December 28, 2012 and $40 million payable by April 1, 2013. For the remainder of the fee, on the same date we entered into the third amendment, we issued a $200 million promissory note to GF that matures on December 31, 2013. Under the third amendment to the WSA, we committed to purchase from GF wafers for approximately $1.15 billion in 2013 and $250 million during the first quarter of 2014. We expect to negotiate the remainder of our 2014 purchase commitments from GF in 2013.

Despite the challenging macroeconomic environment, we continued to focus on executing our engineering milestones. We launched our next AMD A-Series APU, codenamed “Trinity,” and our next generation AMD E-Series APU, codenamed “Brazos 2.0.” We also announced our AMD Z-60 APU, codenamed “Hondo,” our lowest powered APU designed for the performance tablet and small form factor PC market. We launched our AMD Opteron™ 3200, 4300 and 3300 Series server processor platforms based on our next-generation “Piledriver” core architecture. We announced AMD’s SeaMicro SM15000 server chassis, which extends fabric-based computing across racks and aisles of the data center to connect directly to large data storage systems. With respect to our graphics products, we launched our AMD Radeon™ HD 7950 graphics processor, and our AMD Radeon HD 7700 and 7800 series graphics processors, all based on 28nm process technology and designed for enthusiast desktop gamers.

GLOBALFOUNDRIES

Formation and Accounting in 2009

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (ATIC), and West Coast Hitech L.P. (WCH), pursuant to which we formed GF. Based on the structure of the transaction and the guidance on accounting for interests in variable interest entities, during 2009, GF was deemed a variable-interest entity, and we were deemed to be the primary beneficiary. Therefore, we consolidated the accounts of GF from March 2, 2009 through December 26, 2009.

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the WSA).

Shareholders’ Agreement.    The Shareholders’ Agreement set forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. We were no longer a party to the Shareholders’ Agreement as of March 4, 2012.

Funding Agreement.    The Funding Agreement provided for the funding of GF and governed the terms and conditions under which ATIC was obligated to provide such funding. We were no longer a party to the Funding Agreement as of March 4, 2012.

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

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor products will remain as set forth in the WSA, but our purchase commitments to GF will no longer apply. This agreement has been subsequently modified, as disclosed below.

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

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. Based on the results of our evaluation and in light of the governance changes whereby we believed we only had protective rights relative to the operations of GF, we concluded that the other investor in GF, ATIC, was the party who had the power to direct the activities of GF that most significantly impact GF’s performance and was, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, we deconsolidated GF, and during 2010 we accounted for our ownership interest in GF under the equity method of accounting. For purposes of our application of the equity method of accounting during 2010, we recorded our share of GF’s results excluding the results of Chartered because GF did not have an equity ownership interest in Chartered. The terms of the Funding Agreement and the WSA described above were not affected by the deconsolidation of GF. Following the deconsolidation, GF became our related party.

Funding of GF

During 2010, ATIC contributed $930 million of cash to GF. We did not participate in the funding. These contributions resulted in an aggregate gain on our ownership interest of $232 million, which we recorded as part of the equity in net loss of investee line item on our consolidated statement of operations.

Contribution Agreement, Funding and Accounting in 2011

GLOBALFOUNDRIES Singapore Pte. Ltd. (GFS, formerly Chartered) Contribution in 2011

On December 27, 2010, pursuant to the Contribution Agreement, ATIC International Investment Company LLC, an affiliate of ATIC, contributed all of the outstanding Ordinary Shares of GFS to GF. As the result of dilution of our ownership in GF, during the first quarter of 2011 and the year ended December 31, 2011, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net.

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

Under the cost method of accounting, we no longer recognized any share of GF’s net income or loss in our consolidated statement of operations. In addition, we reviewed the carrying value of our investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant changes in the market conditions in which GF operates, and GF’s ability to continue as a going concern.

Impairment of Investment in GF

During the fourth quarter of 2011, we identified indicators of impairment, including revised financial projections which we received from GF. The fair value of our GF investment was determined by a valuation analysis of GF’s Class A Preferred Shares, utilizing the revised financial projections. We concluded the decline in fair value was other than temporary. As a result of the valuation analysis, we recorded a non-cash impairment charge of approximately $209 million, based on the difference between the carrying value and the fair value of the investment as of December 31, 2011. As of December 31, 2011, our investment balance in GF after impairment was $278 million.

Amended Wafer Supply Agreement

On April 2, 2011, we entered into a first amendment to the WSA. The primary effect of the first amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors, including APU products. The first amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the first amendment, GF committed to provide us with, and we committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. We paid GF a fixed price for 45nm wafers delivered in 2011. Our price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, we also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF met specified conditions related to the continued availability of 32nm capacity as of the beginning of 2012. As part of the second amendment described below, GF agreed to waive these quarterly payments, and therefore we are no longer required to pay them.

Amendments to Wafer Supply Agreement and Accounting in 2012

Second Amendment to Wafer Supply Agreement

On March 4, 2012, we entered into a second amendment to the WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Pursuant to the second amendment, GF committed to provide us with, and we committed to purchase, a fixed number of production wafers in 2012. We paid GF fixed prices for production wafers delivered in 2012.

The second amendment also granted us certain rights to contract with another wafer foundry supplier with respect to specified 28 nm products for a specified period of time. In consideration for these rights, we agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that we owned. As a result of us receiving these rights in the first quarter of 2012, we recorded a charge related to this limited waiver of exclusivity from GF of $703 million consisting of the $425 million cash payment and a $278 million non-cash charge representing the carrying and fair value of the capital stock that we transferred to GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million was paid on June 29, 2012 and $50 million was paid on October 1, 2012 with the remaining $175 million paid by December 31, 2012. In addition, as security for the final two payments, we issued a $225 million promissory note to GF.

As a result of the transfer of our shares of GF capital stock, we no longer owned any GF capital stock. Also, we are no longer entitled to designate a director to GF’s board, and our designated director resigned effective as of the date of the second amendment. As of March 4, 2012, we were no longer a party to either the Shareholders’ Agreement or the Funding Agreement.

Third Amendment to Wafer Supply Agreement

On December 6, 2012, we entered into a third amendment to the WSA with GF. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2013 and through December 31, 2013. Pursuant to the third amendment, we committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded an LCM charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee will be spread over several quarters, with $80 million paid by December 28, 2012 and $40 million by April 1, 2013. For the remainder of the fee, we issued a $200 million promissory note to GF that matures on December 31, 2013.

GF continues to be a related party of AMD. Our expenses related to GF’s wafer manufacturing were $1.2 billion, $904 million and $1.2 billion in 2012, 2011 and 2010. Our expenses related to GF’s research and development activities were $49 million, $79 million and $114 million for 2012, 2011 and 2010.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

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

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory. In addition, we write off inventories that are considered obsolete. We adjust the remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and market value. If, in any period, we anticipate future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually, or more frequently if there are indicators of impairment present.

We perform the annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of a reporting unit is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 15% to 30%. Discount rates are based on our weighted-average cost of capital, adjusted for the risks associated with operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Based on the results of our annual analysis of goodwill in 2012 and 2011, each reporting unit’s fair values exceeded their carrying values, indicating that there was no goodwill impairment.

For the annual goodwill impairment analysis in 2012, each reporting unit’s estimated fair value exceeded its carrying value ranging from approximately 6% to approximately 170%. The estimated fair value of our Computing Solutions reporting unit exceeded its carrying value by approximately 6%. Total goodwill relating to our Computing Solutions reporting unit was $230 million as of December 29, 2012. The reasons for the small excess of fair value over carrying value of the Computing Solutions reporting unit are primarily due to the recent global economic downturn, the changes in our industry, specifically related to the decline in PC sales, and the decline in our market capitalization. Estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Computing Solutions reporting unit include adverse changes in our industry, increased competition, an inability to successfully introduce new products in the marketplace or to achieve internal forecasts, and further decline in our stock price. If the estimated fair value of our Computing Solutions reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

We use a 52 or 53 week fiscal year ending last Saturday in December. The years ended December 29, 2012, December 31, 2011 and December 25, 2010 included 52 weeks, 53 weeks and 52 weeks. The extra week in 2011 did not have a material impact on our results of operations. References in this report to 2012, 2011 and 2010 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2012, 2011 and 2010.

	2012	2011	2010
	(In millions)
Net revenue:
Computing Solutions	$4,005	$5,002	$4,817
Graphics	1,417	1,565	1,663
All Other	—	1	14
Total net revenue	$5,422	$6,568	$6,494
Operating income (loss):
Computing Solutions	$(231)	$556	$529
Graphics	105	51	149
All Other	(930)	(239)	170
Total operating income (loss)	$(1,056)	$368	$848
Interest income	8	10	11
Interest expense	(175)	(180)	(199)
Other income (expense), net	6	(199)	311
Equity income (loss) and dilution gain in investee, net	—	492	(462)
Income (loss) from continuing operations before income taxes	$(1,217)	$491	$509

Computing Solutions

Computing Solutions net revenue of $4.0 billion in 2012 decreased by 20% compared to $5.0 billion in 2011 as a result of a 14% decrease in unit shipments and a 7% decrease in average selling price. Unit shipments of all categories of products decreased. The decrease in the average selling price was primarily attributable to a decrease in average selling price of our microprocessors for desktop PCs and servers. Unit shipments and average selling price of our microprocessors for desktop PCs decreased due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products. Unit shipments and average selling price of our microprocessors for servers decreased primarily due to challenging market conditions.

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

Computing Solutions operating loss was $231 million in 2012 compared to operating income of $556 million in 2011. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $136 million decrease in marketing, general and administrative expenses, a $45 million decrease in research and development expenses and a $29 million decrease in cost of sales. Cost of sales decreased primarily due to lower unit shipments, partially offset by the $273 million LCM charge related to the fee for GF’s waiver of a portion of our obligations and an inventory write-down of $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano”. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

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

Graphics

Graphics net revenue of $1.4 billion in 2012 decreased by 9% compared to net revenue of $1.6 billion in 2011. The decrease was primarily due to a 16% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by increased average selling price. GPU unit shipments decreased due to challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics net revenue of $1.6 billion in 2011 decreased by 6% compared to net revenue of $1.7 billion in 2010. The decrease was due primarily to a 6% decrease in net revenue from sales of GPU products. Net revenue from sales of GPU products decreased primarily due to a decrease in both GPU unit shipments and average selling price. The decrease in GPU unit shipments was primarily due to lower customer demand, which we believe was due in part to the disruption in the supply of hard disk drives caused by the flooding in Thailand at the beginning of 2011. GPU average selling price decreased due to a shift in our product mix to lower-end GPU products.

Graphics operating income was $105 million in 2012 compared to $51 million in 2011. The improvement in operating results was primarily due to a $101 million decrease in cost of sales, a $60 million decrease in research and development expenses and a $41 million decrease in marketing, general and administrative expenses partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower GPU shipments and correspondingly lower manufacturing costs. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.

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

All Other

All Other revenue was immaterial in 2012 and 2011 and $14 million in 2010. All Other revenue declined because as of 2009, we no longer developed new Handheld products. We decided to exit the Handheld business after selling certain graphics and multimedia technology assets and intellectual property to Qualcomm in the first quarter of 2009.

All Other operating loss of $930 million in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, $100 million of net restructuring charges, stock-based compensation expense of $97 million and $14 million related to amortization of acquired intangible assets.

All Other operating loss of $239 million in 2011 included $98 million of net restructuring charges, $90 million of stock-based compensation expense, $29 million related to amortization of acquired intangible assets and a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets that did not benefit us.

All Other operating income of $170 million in 2010 included $283 million of income from the settlement of our litigation with Samsung in the fourth quarter of 2010, a $30 million one-time benefit recognized in the first quarter of 2010 related to the deconsolidation of GF, and $14 million of net revenue, partially offset by $87 million of stock-based compensation expense and $61 million related to the amortization of acquired intangible assets.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity Income (Loss) and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for 2012, 2011 and 2010.

	2012	2011	2010
	(In millions, except for percentages)
Cost of sales	$4,187	$3,628	$3,533
Gross margin	1,235	2,940	2,961
Gross margin percentage	23%	45%	46%
Research and development	1,354	1,453	1,405
Marketing, general and administrative	823	992	934
Legal settlement	—	—	(283)
Amortization of acquired intangible assets	14	29	61
Restructuring charges (reversals), net	100	98	(4)
Interest income	8	10	11
Interest expense	(175)	(180)	(199)
Other income (expense), net	6	(199)	311
Provision (benefit) for income taxes	(34)	(4)	38
Equity income (loss) and dilution gain in investee, net	$—	$492	$(462)

Gross Margin

Gross margin as a percentage of net revenue was 23% in 2012 compared to 45% in 2011. Gross margin in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, a LCM charge of $273 million and a $5 million charge recorded to cost of sales related to a legal settlement. Gross margin in 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million recorded to cost of sales related to a legal settlement. Absent the effects of the charges as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in 2012 compared to 45% in 2011. Gross margin in 2012 was also adversely impacted by the $100 million inventory write-down in the third quarter of 2012 referenced above as well as lower average selling price for microprocessor products.

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

Expenses

Research and Development Expenses

Research and development expenses of $1.4 billion in 2012, decreased by $99 million, or 7%, compared to $1.5 billion in 2011. The decrease was due to a $60 million decrease in research and development expenses attributable to our Graphics segment and a $45 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $6 million increase in stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Graphics segment decreased as a result of a $36 million decrease in product engineering and design costs, a $16 million decrease in other employee compensation and benefit expense and a $9 million decrease in manufacturing process technology expenses. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $26 million decrease in other employee compensation and benefit expense, an $11 million decrease in manufacturing process technology expenses related to GF for our future products and a $9 million decrease in product engineering and design costs.

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

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $823 million in 2012 decreased by $169 million, or 17%, compared to $992 million in 2011, reflecting the effect of the 2011 restructuring plan and our efforts to reduce operating expenses. The decrease was primarily due to a $136 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $41 million decrease in marketing, general and administrative expenses attributable to our Graphics segment, partially offset by a $6 million increase in corporate general and administrative expenses attributable to our acquisition of SeaMicro, which we recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to an $111 million decrease in sales and marketing activities and a $22 million decrease in other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to our Graphics segment was a result of a $24 million decrease in other general and administrative expenses and a $16 million decrease in sales and marketing activities.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $14 million in 2012, $29 million in 2011 and $61 million in 2010. The decrease from 2011 to 2012 was due to the reduced amortization base amount of the acquired intangible assets, offset by the acquisition of SeaMicro intangible assets in 2012. The decrease from 2010 to 2011 was due to the reduced amortization base amount of acquired intangible assets.

Effects of Restructuring Plans

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involves a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million. Substantially all of the restructuring expense is related to severance. Of the total restructuring expense, approximately $46 million related to cash payments in the fourth quarter of 2012, with the remaining $41 million related to anticipated cash payments in 2013. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. We plan to substantially complete the plan by the end of the first quarter of 2013. We are currently evaluating further facility consolidations, and depending on the outcome of such evaluation, we may incur additional restructuring charges, which may be material.

2011 Restructuring Plan

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a workforce reduction of approximately 13% and contract and program terminations. We recorded a $100 million restructuring charge in the fourth quarter of 2011 and an additional $8 million restructuring charge in 2012, which consisted of $62 million for severance and costs related to the continuation of certain employee benefits, $46 million for contract or program termination costs and $1 million for asset impairments. The plan was substantially completed as of the end of the first quarter of 2012.

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the remaining related liabilities recorded in “Other current liabilities” on our consolidated balance sheet as of December 29, 2012:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance at December 25, 2010	$—	$—	$—
Charges	54	46	100
Cash payments	(32)	—	(32)
Non-cash charges	—	(1)	(1)
Balance at December 31, 2011	22	45	67
Charges	95	5	100
Cash payments	(76)	(29)	(105)
Non-cash charges	—	(4)	(4)
Balance at December 29, 2012	$41	$17	$58

2008 Restructuring Plan

In the fourth quarter of 2008, we initiated a restructuring plan to reduce our cost structure, which was substantially completed in 2009. In 2011, we reversed approximately $2 million of costs associated with the 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated. In 2010, we reversed approximately $4 million of costs associated with the 2008 restructuring plan because the actual severance and costs related to the continuation of certain employee benefits were lower than previously estimated.

The following table provides a summary of each major type of cost associated with the 2012, 2011 and 2008 restructuring plans for the periods presented:

	2012	2011	2010
	(In millions)
Severance and benefits	$95	$54	$(4)
Contract or program terminations	—	45	—
Asset impairments	4	1	—
Facility consolidations and closures	1	(2)	—
Total	$100	$98	$(4)

Interest Income

Interest income was $8 million in 2012 compared to $10 million in 2011. The decrease was primarily due to a decrease in cash, cash equivalents and marketable securities and a decrease in the weighted-average interest rate during 2012.

Interest income of $10 million in 2011 was relatively flat as compared to $11 million in 2010. The weighted-average interest rate decreased in 2011 compared to 2010. However, the impact of this was offset by an increase in average cash, cash equivalents and marketable securities balance during 2011.

Interest Expense

Interest expense was $175 million in 2012 compared to $180 million in 2011 and $199 million in 2010. Interest expense decreased primarily due to the net reduction in the principal amount of our outstanding debt.

Other Income (Expense), Net

Other income, net in 2012 was $6 million compared to $199 million of other expense, net in 2011 and $311 million of other income, net in 2010.

In 2012, we recognized $6 million of other income, net primarily due to other income recorded in the third quarter of 2012, partially offset by a $5 million loss from foreign currency exchange rate fluctuations and a $4 million other-than-temporary impairment charge related to one of our auction rate securities (ARS) investments.

In 2011, we recognized an impairment charge on our investment in GF of approximately $209 million and a $6 million loss related to our repurchase of $200 million aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes), partially offset by $8 million gain on foreign currency exchange rate fluctuations.

In 2010, we recognized a non-cash gain related to the deconsolidation of GF of approximately $325 million, a $17 million gain from the sale of our marketable securities and an $8 million gain related to an earn-out payment that we received in connection with the acquisition of a company that we had invested in, partially offset by a $24 million loss related to our repurchase of $1,016 million principal amount of our 6.00% Notes and $14 million loss due to foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax benefit of $34 million and $4 million in 2012 and 2011 and an income tax provision of $38 million in 2010.

The income tax benefit in 2012 was primarily due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $2 million tax benefit for Canadian co-op tax credits and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $14 million of foreign taxes in profitable locations.

The income tax benefit in 2011 was primarily due to tax benefits of $4 million from the monetization of U.S. and Canadian tax credits, a $4 million reversal of unrecognized tax benefits in foreign jurisdictions, primarily due to a favorable audit resolution in a foreign jurisdiction, net of $4 million of foreign taxes in profitable locations.

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

As of December 29, 2012, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 29, 2012, in management’s estimate, is not more likely than not to be achieved.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (Act) was passed into law. The Act included a retroactive extension of the U.S. research credit for 2012. Since the effects of tax law changes are recognized in the first period which includes the date of enactment, the Act had no impact on our 2012 tax provision. The impact on our 2013 tax provision will be immaterial due to the valuation allowance.

Equity Income (Loss) and Dilution Gain in Investee, Net

From December 27, 2009 to December 25, 2010, the period during which we applied the equity method of accounting for our ownership interest in GF, our equity in net loss of investee primarily consisted of our proportionate share of GF’s losses for the period based on our ownership percentage of GF’s Class A Preferred Shares, our portion of the non-cash accretion on GF’s Class B Preferred Shares, the elimination of intercompany profit, reflecting the mark-up on inventory that remained on our consolidated balance sheet at the end of the period, the amortization of basis differences identified from the purchase price allocation process, based on the fair value of GF upon deconsolidation, and, to the extent applicable, the gain or loss on dilution of our ownership interest as a result of the capital contributions into GF by ATIC.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was allocated in our consolidated statements of operations as follows:

	2012	2011	2010
	(In millions)
Cost of sales	$8	$6	$4
Research and development	52	46	46
Marketing, general and administrative	37	38	37
Total stock-based compensation expense, net of tax of $0	$97	$90	$87

During 2012, 2011 and 2010, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any related financing cash flows.

Stock-based compensation expense of $97 million in 2012 increased by $7 million as compared to $90 million in 2011. The increase was primarily due to the additional expense related to the equity grants made in connection with our acquisition of SeaMicro and an increase in the number of employee stock options and restricted stock units that we granted, partially offset by the absence of a charge related to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011 and a lower weighted-average estimated grant date fair value in 2012 as compared to 2011.

Stock-based compensation expenses of $90 million in 2011 increased $3 million compared to $87 million in 2010. This increase was primarily due to the acceleration of vesting of all unvested equity awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, and an increase in the number of employee stock options and restricted stock units that we granted in 2011 compared to 2010, partially offset by a lower weighted-average estimated grant date fair value in 2011 as compared to 2010.

As of December 29, 2012, we had $44 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 2.20 years. Also, as of December 29, 2012, we had $97 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted-average period of 1.97 years.

International Sales

International sales as a percentage of net revenue were 92% in 2012, 93% in 2011, and 88% in 2010. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of December 29, 2012, our cash, cash equivalents and marketable securities of $1.0 billion decreased by $763 million compared to cash, cash equivalents and marketable securities of $1.8 billion as of December 31, 2011. During 2012, we made net cash payments of $281 million to acquire SeaMicro, $250 million related to the limited waiver of exclusively from GF, $105 million related to restructuring activities and $80 million related to GF’s waiver of a portion of our wafer purchase commitments for the fourth quarter of 2012. The percentage of our cash, cash equivalents and marketable securities held in the United States was 94% as of December 29, 2012.

During 2012, we invested an additional $32 million in long-term marketable securities, which we intend to hold for more than one year and do not intend to use in current operations. Our long-term marketable securities are invested in corporate bonds and money market funds that have maximum stated maturities of 2 years. As of December 29, 2012, the fair value of these long-term marketable securities was $181 million. All of the long-term marketable securities were held in the United States.

As of December 29, 2012, our debt and capital lease obligations were $2.04 billion, which reflects a debt discount adjustment of $60 million on our 6.00% Notes and 8.125% Senior Notes due 2017 (8.125% Notes). In the third quarter of 2012, we repaid in full the outstanding principal and accrued interest on our 5.75% Convertible Senior Notes due 2012 (5.75% Notes), of approximately $499 million, and issued $500 million aggregate principal amount of 7.50% Senior Notes due 2022 (7.50% Notes).

For 2012, our net cash used in operating activities was $338 million and our non-GAAP adjusted free cash flow was negative $471 million. Adjusted free cash flow is a non-GAAP measure, which we calculated in 2012 by taking GAAP net cash used in operating activities of $338 million for 2012 and subtracting capital expenditures, which were $133 million for 2012. For 2011, net cash provided by operating activities was $382 million and our non-GAAP adjusted free cash flow was $528 million. For 2011, we calculated non-GAAP adjusted free cash flow by taking GAAP net cash provided by operating activities of $382 million for 2011 and adding $396 million, which represented payments made by certain of our distributor customers during 2011 to IBM Credit LLC and certain of its subsidiaries (collectively, the IBM Parties) pursuant to our former accounts receivable financing arrangement, which we describe in further detail below. Then we adjusted the resulting amount of $778 million by subtracting capital expenditures, which were $250 million for 2011. Compared to our non-GAAP adjusted free cash flow of $528 million for 2011, the decrease in our non-GAAP adjusted free cash flow for 2012 was primarily due to the fact that we did not generate cash flow from operating activities in 2012; instead we used $338 million of net cash for operating activities. The decrease was partially offset by a $117 million decrease in capital expenditures.

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

Generally, under GAAP, the reduction in accounts receivable is assumed to be a source of operating cash flow. Therefore, we believe that treating the payments from our distributor customers to the IBM Parties as if we actually received the cash from the distributor and then used that cash to pay down the debt to the IBM Parties was more reflective of the economic substance of the financing arrangement with the IBM Parties. We terminated our financing arrangement with the IBM Parties in February 2011. Commencing in the third quarter of 2011, we no longer make the adjustment for distributors’ payments to the IBM Parties to our GAAP net cash provided by (used in) operating activities when calculating our non-GAAP adjusted free cash flow.

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

We believe that the challenging macroeconomic conditions that we experienced in the second half of 2012 will continue during the first half of 2013. In light of the macroeconomic environment, in the fourth quarter of 2012, we implemented a restructuring plan to reduce our operating expenses and better position us competitively. With our restructuring and available external financing, we believe our cash, cash equivalents and marketable securities balance will be sufficient to fund operations, including capital expenditures over the next twelve months.

We believe that in the event we decide to obtain external funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. We cannot assure you that macroeconomic conditions will improve, and they could worsen. If market conditions do not improve or deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Auction Rate Securities

As a result of the uncertainties in the credit markets, all of our auction rate securities (ARS) were negatively affected, and since February 2008, auctions for these securities failed to settle on their respective settlement dates. However, there have been no defaults, and we have received all interest payments as they became due.

During 2012, we did not realize any gain or loss on sales of available-for-sale securities of approximately $6 million, and we recorded an other-than-temporary impairment charge of $4 million during the fourth quarter.

As of December 29, 2012, the par value of our ARS was $37 million, with an estimated fair value of $28 million. Total ARS, at fair value, represented 3% of our total investment portfolio as of December 29, 2012.

Based on the recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as marketable securities as of December 29, 2012. We have the intent and believe we have the ability to sell these securities within the next 12 months. During the first quarter to date, we sold $13 million of our ARS for an insignificant loss.

Operating Activities

Net cash used in operating activities was $338 million in 2012. A net loss of $1,183 million was adjusted for non-cash charges consisting primarily of a $278 million charge related to the limited waiver of exclusivity from GF, $260 million of depreciation and amortization expense, $97 million of stock-based compensation expense and $23 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by a benefit of $40 million for deferred income taxes. The net changes in operating assets as of

December 29, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $290 million and an increase in inventories of $83 million, which were primarily due to lower sales during 2012. During 2012, our payable to GF, which included all amounts that we owe to GF, increased by $277 million. The increase was due to cash obligations of $240 million related to the third amendment to the WSA and $175 million related to the limited waiver of exclusivity from GF, offset by a decrease of $138 million in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities and other decreased by $232 million primarily due to a $94 million decrease in accrued liabilities, a $92 million decrease in accounts payable and other current liabilities, a $23 million decrease in other liabilities, a $15 million decrease in deferred income on shipments to distributors and a $6 million decrease in accrued compensation and benefits.

Net cash provided by operating activities was $382 million in 2011. Net income of $491 million was adjusted for non-cash charges consisting primarily of $317 million of depreciation and amortization expense, a $209 million impairment charge on our investment in GF, $90 million of stock based compensation expense, and $21 million of non-cash interest expense related to our 6.00% Notes and our 8.125% Notes. These charges were partially offset by recognition of a non-cash gain of $492 million due to the dilution of our equity interest in GF. The net changes in operating assets at December 31, 2011 compared to December 25, 2010 included an increase in accounts receivable of $347 million, which included the non-cash impact of our previous financing arrangements with the IBM Parties. During 2011, the IBM Parties collected approximately $396 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable decreased $49 million. This decrease was primarily due to timing of sales and collections during 2011. There was also a decrease in prepaid expenses and other assets of $115 million primarily due to the receipt of the final settlement payment from Samsung of $117 million.

Net cash used in operating activities was $412 million in 2010. Net income of $471 million was adjusted for non-cash charges consisting primarily of a $462 million loss from the application of the equity method of accounting for our investment in GF, $383 million of depreciation and amortization expense, $87 million of stock-based compensation expense, $30 million of interest expense related to our 6.00% Notes and our 8.125% Notes and a $24 million net loss related to our repurchase of an aggregate of $1,016 million principal amount of our 6.00% Notes for $1,011 million in cash. These charges were partially offset by a non-cash gain of $325 million related to the deconsolidation of GF, amortization of foreign grants of $16 million and a net gain of $17 million from the sale of marketable securities. The net changes in operating assets at December 25, 2010 compared to December 26, 2009 included an increase in accounts receivable of $1,138 million, which included the non-cash impact of our financing arrangement with the IBM Parties. During 2010, the IBM Parties collected approximately $915 million from our distributor customers pursuant to these arrangements. Without considering the collection by the IBM Parties of the accounts receivables that we sold to them, our accounts receivable increased $223 million. This increase was primarily due to the introduction and sale of new products towards the end of 2010 and the timing of the related collections. Excluding the effects of the deconsolidation of GF, there was also a decrease in accounts payable, accrued liabilities and other of $184 million, primarily due to the timing of payments. Accounts payable to GF increased by $55 million due to the timing of payments during 2010.

Investing Activities

Net cash used in investing activities was $19 million in 2012. We had a net cash inflow of $404 million from purchase, sale and maturity of available-for-sale securities, partially offset by a net cash outflow of $281 million related to the acquisition of SeaMicro, a cash outflow of $133 million for purchases of property, plant and equipment and a cash outflow of $9 million related to other investing activities.

Net cash used in investing activities was $113 million in 2011. We had a net cash outflow of $234 million for the purchase and sale of property, plant and equipment, and payments of $17 million for professional services related to the contribution of GFS to GF. The net cash outflows were partially offset by a net cash inflow of $140 million from purchase, sale, and maturity of available-for-sale securities.

Net cash used in investing activities was $1,123 million in 2010. The cash flow effect of the deconsolidation of GF was an outflow of $904 million, which consisted of GF’s cash and cash equivalents. In addition, we had a net cash outflow of $147 million for purchases of property, plant and equipment and of $160 million for purchases of available-for-sale securities. The net cash outflows were partially offset by a net cash inflow of $69 million from the sale of trading securities.

Financing Activities

Net cash provided by financing activities was $37 million in 2012 primarily due to net proceeds from the issuance of our 7.50% Notes of $491 million, $23 million from foreign grants from the Canadian government for research and development activities related to our AMD APU products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $14 million from the issuance of common stock under our stock-based compensation plan, partially offset by our repayment of outstanding principal and accrued interest on our 5.75% Notes and repayment of capital lease obligations of $489 million.

Net cash used in financing activities was $6 million in 2011 as a result of payments of $202 million to repurchase $200 million aggregate principal amount of our 6.00% Notes. This amount was partially offset by $170 million of proceeds from our former financing arrangement with the IBM Parties, $20 million in proceeds from foreign grants from the Canadian government for research and development activities related to our AMD APU products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities, and $18 million from the issuance of common stock under our stock-based compensation plan.

Net cash provided by financing activities was $484 million in 2010 primarily as a result of proceeds of $988 million from our former financing arrangement with the IBM Parties, $490 million from the sale and issuance of $500 million aggregate principal amount of the 7.75% Notes, $19 million in proceeds from foreign grants from the Canadian government for research and development activities related to our Fusion products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $15 million from the issuance of common stock under our stock-based compensation plan. These amounts were partially offset by payments of $1,011 million to repurchase $1,016 million aggregate principal amount of our 6.00% Notes.

During 2012, 2011 and 2010, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any related financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of December 29, 2012, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2013	2014	2015	2016	2017	2018 and thereafter
6.00% Convertible Senior Notes due 2015(1)	$580	$—	$—	$580	$—	$—	$—
8.125% Senior Notes due 2017(1)	500	—	—	—	—	500	—
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
7.50% Senior Notes due 2022	500						500
Other long-term liabilities	13	—	12	—	—	—	1
Aggregate interest obligation(2)	937	152	152	128	117	115	273
Capital lease obligations(3)	25	6	6	6	6	1	—
Operating leases	160	37	34	28	21	18	22
Purchase obligations(4)	299	266	21	12	—	—	—
Obligations to GF(5)	1,815	1,565	250	—	—	—	—
Total contractual obligations	$5,329	$2,026	$475	$754	$144	$634	$1,296

(1)	Represents aggregate principal amount of the notes, without the effect of associated discounts.
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

(5)	This amount includes all our contractual obligations to GF.

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

As of December 29, 2012, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $555 million, net of debt discount of $25 million.

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

As of December 29, 2012, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $464 million, net of debt discount of $36 million.

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

As of December 29, 2012, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

As of December 29, 2012, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding the 7.50% Notes.

We may elect to purchase or otherwise retire the balance of the 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include primarily $9 million of payments due under certain software and technology licenses that will be paid through 2014. Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 29, 2012, primarily consisted of $13 million of deferred gains resulting from the sale and leaseback of certain of our facilities. Also excluded from other long-term liabilities in the contractual obligations table above was $2 million of non-current unrecognized tax benefits, which are included in the caption “Other long-term liabilities” on our consolidated balance sheet at December 29, 2012. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of any settlement with the taxing authority, if any.

Capital Lease Obligations

As of December 29, 2012, we had aggregate outstanding capital lease obligations of $23 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and in some jurisdictions. We lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of December 29, 2012 were $160 million.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of December 29, 2012, total non-cancelable purchase obligations were $299 million.

Obligations to GF

Obligations to GF represents all our contractual obligations to GF, including approximately $1.15 billion of our wafer purchase commitments for 2013 and $250 million for the first quarter of 2014 and other payables under the WSA as described below.

Under the second amendment to the WSA, GF granted us certain rights to contract with another wafer foundry supplier with respect to specified products for a specified period. In consideration for these rights, we agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that we owned, directly or indirectly. Of the $425 million, we paid $250 million as of December 29, 2012. The remaining payment of $175 million was paid on December 31, 2012. As security for a portion of the payment, we issued a $225 million promissory note to GF. As of December 29, 2012, the outstanding balance under this promissory note was $175 million. We paid all the amounts due for the partial waiver of exclusivity. Accordingly, this promissory note is no longer outstanding.

Under the third amendment to the WSA, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. Of the $320 million fee, we paid $80 million as of December 29, 2012. The remaining payments are $40 million by April 1, 2013 and $200 million by December 31, 2013. As security for the final payment, we issued a $200 million promissory note to GF. As of December 29, 2012, the outstanding balance under this promissory note was $200 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 29, 2012, our investment portfolio consisted primarily of time deposits, money market funds, commercial paper, ARS, and corporate bonds. With the exception of our ARS, these investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 29, 2012, all of our outstanding debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

We will continue to monitor our exposure to interest rate risk.

Default Risk.    We mitigate default risk in our investment portfolio by investing in only high credit quality securities and by constantly positioning our portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes investments in debt and marketable equity securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and strive to preserve our invested funds by limiting default risk and market risk.

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 29, 2012, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.

As a result of the uncertainties in the credit markets, all of our ARS were negatively affected and auctions for these securities failed to settle on their respective settlement dates since February 2008. As of December 29, 2012, the par value of our ARS was $37 million, with an estimated fair value of $28 million. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2012:

	2013	2014	2015	2016	2017	2018 and thereafter	Total	2012 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$75	$—	$—	$—	$—	$—	$75	$75
Weighted-average rate	0.30%	—	—	—	—	—	0.30%
Variable rate amounts	$402	$—	$—	$—	$—	$—	$402	$402
Weighted-average rate	0.15%	—	—	—	—	—	0.15%
Marketable securities
Fixed rate amounts	$424	$—	$—	$—	$—	$—	$424	$424
Weighted-average rate	0.53%	—	—	—	—	—	0.53%
Variable rate amounts	$—	$—	$—	$—	$—	$37	$37	$28
Weighted-average rate	—	—	—	—	—	1.71%	1.71%
Long-term investments:
Fixed rate amounts	$144	$24	$—	$—	$—	$—	$168	$168
Weighted-average rate	1.03%	0.47%	—	—	—	—	0.95%
Variable rate amounts	$23	$—	$—	$—	$—	$—	$23	$23
Weighted-average rate	0.12%	—	—	—	—	—	0.12%
Total Investment Portfolio	$1,068	$24	$—	$—	$—	$37	$1,129	$1,120
Debt Obligations
Fixed rate amounts	$—	$—	$555	$—	$464	$1,000	$2,019	$1,837
Weighted-average effective interest rate	—	—	8.00%	—	10.00%	7.63%	8.27%	9.09%
Total Debt Obligations	$—	$—	$555	$—	$464	$1,000	$2,019	$1,837

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

The following table provides information about our foreign currency forward contracts as of December 29, 2012 and December 31, 2011. All of our foreign currency forward contracts mature within 12 months.

	December 29, 2012			December 31, 2011
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$142	0.9993	$—	$141	1.0067	$(2)
Euro	—	—	—	—	—	—
Total	$142		$—	$141		$(2)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In millions, except per share amounts)
Net revenue	$5,422	$6,568	$6,494
Cost of sales	4,187	3,628	3,533
Gross margin	1,235	2,940	2,961
Research and development	1,354	1,453	1,405
Marketing, general and administrative	823	992	934
Legal settlement	—	—	(283)
Amortization of acquired intangible assets	14	29	61
Restructuring charges (reversals), net	100	98	(4)
Operating income (loss)	(1,056)	368	848
Interest income	8	10	11
Interest expense	(175)	(180)	(199)
Other income (expense), net	6	(199)	311
Income (loss) before equity income (loss) and dilution gain in investees and income taxes	(1,217)	(1)	971
Provision (benefit) for income taxes	(34)	(4)	38
Equity income (loss) and dilution gain in investee, net	—	492	(462)
Income (loss) from continuing operations	(1,183)	495	471
Loss from discontinued operations, net of tax	—	(4)	—
Net income (loss)	$(1,183)	$491	$471
Net income (loss) per common share
Basic
Continuing operations	$(1.60)	$0.68	$0.66
Discontinued operations	—	(0.01)	—
Basic net income (loss) per common share	$(1.60)	$0.68	$0.66
Diluted
Continuing operations	$(1.60)	$0.67	$0.64
Discontinued operations	—	(0.01)	—
Diluted net income per common share	$(1.60)	$0.66	$0.64
Shares used in per share calculation
Basic	741	727	711
Diluted	741	742	733

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In millions)
Net income (loss)	$(1,183)	$491	$471
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period, net of tax effect of zero	1	5	2
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax effect of zero	—	(4)	(17)
	1	1	(15)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effect of $1, $0 and $0	1	(5)	9
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax effect of zero	—	(3)	(5)
	1	(8)	4
Cumulative translation adjustments related to GLOBALFOUNDRIES	—	1	(142)
Total other comprehensive income (loss)	2	(6)	(153)
Total comprehensive income (loss)	$(1,181)	$485	$318

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 29, 2012	December 31, 2011
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$549	$869
Marketable securities	453	896
Total cash and cash equivalents and marketable securities	1,002	1,765
Accounts receivable, net	630	919
Inventories, net	562	476
Prepaid expenses and other current assets	71	69
Total current assets	2,265	3,229
Long-term marketable securities	181	149
Property, plant and equipment, net	658	726
Investment in GLOBALFOUNDRIES	—	278
Acquisition related intangible assets, net	96	8
Goodwill	553	323
Other assets	247	241
Total assets	$4,000	$4,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$363
Payable to GLOBALFOUNDRIES	454	177
Accrued liabilities	489	550
Deferred income on shipments to distributors	108	123
Current portion of long-term debt and capital lease obligations	5	489
Other current liabilities	63	72
Total current liabilities	1,397	1,774
Long-term debt and capital lease obligations, less current portion	2,037	1,527
Other long-term liabilities	28	63
Commitments and contingencies (see Notes 15 and 16)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 29, 2012 and December 31, 2011; shares issued: 722 shares on December 29, 2012 and 706 on December 31, 2011; shares outstanding: 713 shares on December 29, 2012 and 698 shares on December 31, 2011	7	7
Additional paid-in capital	6,803	6,672
Treasury stock, at cost (9 shares on December 29, 2012 and December 31, 2011)	(109)	(107)
Accumulated deficit	(6,160)	(4,977)
Accumulated other comprehensive loss	(3)	(5)
Total stockholders’ equity	538	1,590
Total liabilities and stockholders’ equity	$4,000	$4,954

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 29, 2012

(In millions)

	Number of shares	Common Stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 26, 2009	671	$7	$6,524	$(98)	$(5,939)	$154	648
Net income	—	—	—	—	471	—	471
Other comprehensive loss	—	—	—	—	—	(153)	(153)
Common stock issued under stock-based compensation plan	5	—	15	(4)	—	—	11
Stock-based compensation	—	—	87	—	—	—	87
Common stock and warrants issued, net of issuance cost	7	—	—	—	—	—	—
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(57)	—	—	—	(57)
Other	—	—	6	—	—	—	6
December 25, 2010	683	7	6,575	(102)	(5,468)	1	1,013
Net income	—	—	—	—	491	—	491
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Common stock issued under stock-based compensation plan	15	—	18	(5)	—	—	13
Stock-based compensation	—	—	90	—	—	—	90
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(9)	—	—	—	(9)
Other	—	—	(2)	—	—	—	(2)
December 31, 2011	698	7	6,672	(107)	(4,977)	(5)	1,590
Net loss	—	—	—	—	(1,183)	—	(1,183)
Other comprehensive income	—	—	—	—	—	2	2
Common stock issued under stock-based compensation plan	15	—	15	(2)	—	—	13
Stock-based compensation	—	—	97	—	—	—	97
Assumption of stock awards in connection with acquisition	—	—	19	—	—	—	19
December 29, 2012	713	$7	$6,803	$(109)	$(6,160)	$(3)	$538

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,183)	$491	$471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	278	—	—
Equity in net (gain) loss and dilution gain in investee	—	(492)	462
Gain on deconsolidation of GLOBALFOUNDRIES	—	—	(325)
Impairment related to the GLOBALFOUNDRIES investment	—	209	—
Depreciation and amortization	260	317	383
Deferred income taxes	(40)	(6)	(5)
Stock-based compensation	97	90	87
Non-cash interest expense	23	21	30
Net gain on sale of marketable securities	—	(4)	(17)
Net loss on debt redemption	—	6	24
Other	7	2	(27)
Changes in operating assets and liabilities:
Accounts receivable	290	(347)	(1,138)
Inventories	(83)	157	(144)
Prepaid expenses and other current assets	(20)	115	(97)
Other assets	(12)	(1)	11
Accounts payables, accrued liabilities and other	(232)	(148)	(182)
Payable to GLOBALFOUNDRIES	277	(28)	55
Net cash provided by (used in) operating activities	(338)	382	(412)
Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	(281)	—	—
Purchases of available-for-sale securities	(944)	(1,586)	(1,800)
Purchases of property, plant and equipment	(133)	(250)	(148)
Cash decrease due to deconsolidation of GLOBALFOUNDRIES	—	—	(904)
Proceeds from sale and maturity of available-for-sale securities	1,348	1,726	1,640
Proceeds from sale and maturity of trading securities	—	—	69
Proceeds from sale of property, plant and equipment	—	16	1
Other	(9)	(19)	19
Net cash used in investing activities	(19)	(113)	(1,123)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	491	170	1,520
Proceeds from issuance of common stock	14	18	15
Net proceeds from foreign grants and allowances	23	20	19
Repayments of debt and capital lease obligations	(489)	(209)	(1,074)
Other	(2)	(5)	4
Net cash provided by (used in) financing activities	37	(6)	484
Net increase (decrease) in cash and cash equivalents	(320)	263	(1,051)
Cash and cash equivalents at beginning of year	869	606	1,657
Cash and cash equivalents at end of year	$549	$869	$606
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$142	$152	$164
Income taxes	$9	$9	$12

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Consolidated Financial Statements

December 29, 2012, December 31, 2011 and December 25, 2010

NOTE 1:	Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with facilities throughout the world. References herein to the “Company” means AMD and its subsidiaries. The Company provides:

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

Fiscal Year.    The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2012, 2011 and 2010 ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. Fiscal 2012, 2011 and 2010 consisted of 52, 53 and 52 weeks, respectively.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation and impairment of goodwill, valuation of investments in marketable securities and deferred income taxes.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book and that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Therefore the Company is unable to estimate the product returns and pricing when the product is sold to the distributors. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for these products within the Company’s standard commercial terms, which are typically net 30 days. The Company records allowances for price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these allowances based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Deferred income on shipments to distributors is revalued at the end of each period based on the change in inventory units at distributors, latest published prices, and latest product costs.

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

Deferred revenue and related product costs were as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Deferred revenue	$189	$202
Deferred cost of sales	(81)	(79)
Deferred income on shipments to distributors	$108	$123

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Inventories on hand in excess of forecasted demand are not valued. Obsolete inventories are written off.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of goodwill is determined through the application of one or more valuation models common to the Company’s industry, including the income, market and cost approaches.

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made. (See Notes 15 and 16).

Restructuring Charges.    Restructuring charges are primarily comprised of severance costs, contract and program termination costs and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan.

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments in Certain Debt and Equity Securities.    The Company classifies its investments in debt and marketable equity securities at the date of acquisition as available-for-sale. Available-for-sale securities are reported at fair value with the related unrealized gains and losses included, net of tax, in other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses and declines in the value of available-for-sale securities determined to be other than temporary are included in other income (expense), net. The cost of securities sold is determined based on the specific identification method.

The Company classifies investments in debt securities with maturities of more than three months at the time of purchase as marketable securities on its consolidated balance sheets. Classification of these securities as current is based on the Company’s intent and belief in its ability to sell these securities and use the proceeds from sale in operations within 12 months.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to six years; buildings and building improvements, up to 39 years; and leasehold improvements, measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

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

Marketing, Communications and Advertising Expenses.    Marketing, communications, and advertising expenses for 2012, 2011 and 2010 were approximately $287 million, $397 million and $380 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share.    Basic net income (loss) per share is computed based on the weighted-average number of shares outstanding and 35 million shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P. (WCH), in connection with the initial GF transaction in 2009. The warrants became exercisable on July 24, 2009.

Diluted net income per share is computed based on the weighted-average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock awards and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income (loss) per share:

	2012	2011	2010
	(In millions, except per share amounts)
Numerator—Net income (loss):
Numerator for basic and diluted income (loss) from continuing operations	$(1,183)	$495	$471
Numerator for basic and diluted income (loss) from discontinued operations	—	(4)	—
Numerator for basic and diluted net income (loss)	$(1,183)	$491	$471
Denominator—Weighted-average shares:
Denominator for basic net income (loss) per share	741	727	711
Effect of potentially dilutive shares:
Employee stock options and restricted stock awards	—	15	22
Denominator for diluted net income (loss) per share	741	742	733
Net income (loss) per share:
Basic
Continuing operations	$(1.60)	$0.68	$0.66
Discontinued operations	—	(0.01)	—
Basic net income (loss) per share	$(1.60)	$0.68	$0.66
Diluted
Continuing operations	$(1.60)	$0.67	$0.64
Discontinued operations	—	(0.01)	—
Diluted net income (loss) per share	$(1.60)	$0.66	$0.64

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 45 million, 33 million and 17 million, and (ii) issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 15 million, 24 million and 24 million for 2012 , 2011 and 2010, respectively, were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in other comprehensive income (loss).

Accumulated other comprehensive loss was comprised of $3 million and $5 million net unrealized holding losses on cash flow hedges, net of taxes of $0, as of December 29, 2012 and December 31, 2011, respectively.

Stock-Based Compensation.    The Company estimates stock-based compensation cost for stock options at the grant date based on the award’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock awards, fair value is based on the closing price of the Company’s common stock on the grant date. The expense is recognized using the single option method which is ratable on a straight-line basis over the requisite service period.

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

Formation and Accounting in 2009

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC), and WCH, pursuant to which the Company formed GLOBALFOUNDRIES, Inc. (GF). Based on the structure of the transaction and the guidance on accounting for interests in variable interest entities, during 2009, GF was deemed a variable-interest entity, and the Company was deemed to be the primary beneficiary. Therefore, the Company consolidated the accounts of GF from March 2, 2009 through December 26, 2009.

At the Closing, AMD, ATIC and GF also entered into a Shareholders’ Agreement (the Shareholders’ Agreement), a Funding Agreement (the Funding Agreement), and a Wafer Supply Agreement (the WSA).

Shareholders’ Agreement.    The Shareholders’ Agreement set forth the rights and obligations of AMD and ATIC as shareholders of GF. The initial GF board of directors (GF Board) consisted of eight directors, and AMD and ATIC each designated four directors. The Company was no longer a party to the Shareholders’ Agreement as of March 4, 2012.

Funding Agreement.    The Funding Agreement provided for the funding of GF and governed the terms and conditions under which ATIC was obligated to provide such funding. The Company was no longer a party to the Funding Agreement as of March 4, 2012.

Wafer Supply Agreement.    The WSA governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, during 2010, the Company purchased substantially all of its microprocessor unit (MPU) product requirements from GF. During 2010, the Company paid GF for wafers on a cost-plus basis. If the Company acquires a third-party business that manufactures MPU products, the Company will have up to two years to transition the manufacture of such MPU products to GF.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider, and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor products will remain as set forth in the WSA, but the Company’s purchase commitments to GF will no longer apply. The agreement has been subsequently modified, as described below.

Governance Changes, Funding and Accounting in 2010

Deconsolidation of GF

On December 18, 2009, ATIC International Investment Company (ATIC II) acquired Chartered Semiconductor Manufacturing Ltd. (Chartered). On December 28, 2009, with the Company’s consent, ATIC II, Chartered and GF entered into a Management and Operating Agreement (MOA), which provided for the joint management and operation of GF and Chartered, thereby allowing GF and Chartered to share costs, take advantage of operating synergies and market wafer fabrications services on a collective basis. In order to allow for the signing of the MOA on December 28, 2009, prior to obtaining any regulatory approvals, the Company agreed to irrevocably waive rights under the Shareholders Agreement with respect to certain matters that require unanimous GF Board approval. Additionally, if any such matters came before the GF Board, the Company agreed that its designated GF directors will vote in the same manner as the majority of ATIC-designated GF Board members voting on any such matters. As a result of waiving such approval rights, as of December 28, 2009, for financial reporting purposes the Company no longer shared control with ATIC over GF.

In June 2009, the FASB issued an amendment to improve financial reporting by enterprises involved with variable interest entities. Based on the results of the Company’s evaluation and in light of the governance changes whereby the Company believed it only had protective rights relative to the operations of GF, the Company concluded that the other investor in GF, ATIC, was the party who had the power to direct the activities of GF that most significantly impact GF’s performance and was, therefore, the primary beneficiary of GF. Accordingly, effective as of December 27, 2009, the Company deconsolidated GF, and during 2010 accounted for its ownership interest in GF under the equity method of accounting. For purposes of the Company’s application of the equity method of accounting during 2010, the Company recorded its share of GF’s results excluding the results of Chartered because GF did not have an equity ownership interest in Chartered. The terms of the Funding Agreement and the WSA described above were not affected by the deconsolidation of GF. Following the deconsolidation, GF became the Company’s related party.

Funding of GF

During 2010, ATIC contributed $930 million of cash to GF. The Company did not participate in the funding. These contributions resulted in an aggregate gain on the Company’s ownership interest of $232 million which the Company recorded as part of the equity in net loss of investee line item on its consolidated statement of operations.

Contribution Agreement, Funding and Accounting in 2011

GLOBALFOUNDRIES Singapore Pte. Ltd. (GFS, formerly Chartered) Contribution in 2011

On December 27, 2010, pursuant to the Contribution Agreement, ATIC International Investment Company LLC, an affiliate of ATIC, contributed all of the outstanding Ordinary Shares of GFS to GF. As the result of dilution of the Company’s ownership in GF, during the first quarter of 2011 and the year ended December 31, 2011, the Company recognized a non-cash gain of approximately $492 million, net of certain transaction related charges, in Equity income (loss) and dilution gain in investee, net.

Following the GFS contribution and governance changes described above, the Company assessed its ability to exercise significant influence over GF and considered factors such as the Company’s representation on GF’s board of directors, participation in GF’s policy-making processes, material intra-entity transactions, interchange of managerial personnel, technological dependency, and the extent of the Company’s ownership in relation to ownership by the other shareholders. Based on the results of its assessment, the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, as of the first quarter of 2011, the Company changed its method of accounting for its ownership interest in GF from the equity method to the cost method of accounting.

Under the cost method of accounting, the Company no longer recognized any share of GF’s net income or loss in its consolidated statement of operations. In addition, the Company reviewed the carrying value of its investment in GF for impairment at each reporting period. Impairment indicators, among other factors, include significant deterioration in GF’s earnings performance or business prospects, significant changes in the market conditions in which GF operates, and GF’s ability to continue as a going concern.

Impairment of investment in GF

During the fourth quarter of 2011, the Company identified indicators of impairment, including revised financial projections which the Company received from GF. The fair value of its GF investment was determined by a valuation analysis of GF’s Class A Preferred Shares, utilizing the revised financial projections. The Company concluded the decline in fair value was other than temporary. As a result of the valuation analysis, the Company recorded a non-cash impairment charge of approximately $209 million, based on the difference between the carrying value and the fair value of the investment as of December 31, 2011. As of December 31, 2011, the Company’s investment balance in GF after impairment was $278 million.

Amended Wafer Supply Agreement

On April 2, 2011, the Company entered into a first amendment to the WSA. The primary effect of the first amendment was to change the pricing methodology applicable to wafers delivered in 2011 for the Company’s microprocessors, including APU products. The first amendment also modified the Company’s existing commitments regarding the production of certain GPU and chipset products at GF. Pursuant to the first amendment, GF committed to provide the Company with, and the Company committed to purchase, a fixed number of 45nm and 32nm wafers per quarter in 2011. The Company paid GF a fixed price for 45nm wafers delivered in 2011. The Company’s price for 32nm wafers varied based on the wafer volumes and manufacturing yield of such wafers and was based on good die. In addition, the Company also agreed to pay an additional quarterly amount to GF during 2012 totaling up to $430 million if GF met specified conditions related to the continued availability of 32nm capacity as of the beginning of 2012. As part of the second amendment described below, GF agreed to waive these quarterly payments, and therefore the Company is no longer required to pay them.

Amendments to Wafer Supply Agreement and Accounting in 2012

Second Amendment to Wafer Supply Agreement

On March 4, 2012, the Company entered into a second amendment to the WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and APU products to be delivered by GF to the Company during 2012. Pursuant to the second amendment, GF committed to provide the Company with, and the Company committed to purchase, a fixed number of production wafers in 2012. The Company paid GF fixed prices for production wafers delivered in 2012.

The second amendment also granted the Company certain rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time. In consideration for these rights, the Company agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that it owned. As a result of the Company receiving these rights in the first quarter of 2012, the Company recorded a charge related to this limited waiver of exclusivity from GF of $703 million consisting of the $425 million cash payment and a $278 million non-cash charge representing the carrying and fair value of the capital stock that the Company transferred to GF. Pursuant to the second amendment, $150 million of the $425 million was paid on March 5, 2012, $50 million was paid on June 29, 2012 and $50 million was paid on October 1, 2012 with the remaining $175 million paid by December 31, 2012. In addition, as security for the final two payments, the Company issued a $225 million promissory note to GF.

As a result of the transfer of the Company’s shares of GF capital stock, the Company no longer owned any GF capital stock. Also, the Company is no longer entitled to designate a director to GF’s board, and its designated director resigned effective as of the date of the second amendment. As of March 4, 2012, the Company was no longer a party to either the Shareholders’ Agreement or the Funding Agreement.

Third Amendment to Wafer Supply Agreement

On December 6, 2012, the Company entered into a third amendment to the WSA with GF. Pursuant to the third amendment, the Company modified its wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, the Company agreed to certain pricing and other terms of the WSA applicable to wafers for the Company microprocessor and APU products to be delivered by GF to the Company during 2013 and through December 31, 2013. Pursuant to the third amendment, the Company committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013.GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, the Company agreed to pay GF a fee of $320 million. As a result, the Company recorded a “lower of cost or market,” or LCM charge, of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee will be spread over several quarters, with $80 million paid by December 28, 2012 and $40 million by April 1, 2013. For the remainder of the fee, the Company issued a $200 million promissory note to GF that matures on December 31, 2013.

GF continues to be a related party of AMD. The Company’s expenses related to GF’s wafer manufacturing were $1.2 billion, $904 million and $1.2 billion in 2012, 2011 and 2010. The Company’s expenses related to GF’s research and development activities were $49 million, $79 million and $114 million for 2012, 2011 and 2010.

NOTE 4:	Acquisition

On March 23, 2012, AMD acquired SeaMicro, Inc. (SeaMicro), a privately held company that produces energy-efficient, high-bandwidth microservers. Through the acquisition of SeaMicro, AMD plans to accelerate its strategy to deliver disruptive server technology to its original equipment manufacturers (OEM) customers serving Cloud-centric data centers.

The total consideration paid to acquire SeaMicro was $312 million, not including cash acquired of $19 million. In addition, AMD incurred $6 million in transaction costs, which were included in marketing, general and administrative expenses on AMD’s consolidated statement of operations. AMD paid $293 million in cash to the holders of all outstanding shares of SeaMicro capital stock. As part of the acquisition, AMD assumed all outstanding vested and unvested SeaMicro stock options and unvested restricted stock held by continuing SeaMicro employees as of March 23, 2012. The assumed options were exchanged for approximately 1,652,000 vested and 4,792,000 unvested AMD stock options. The assumed restricted stock was exchanged for approximately 322,000 AMD restricted shares. The stock options and restricted shares continue to have the same terms and conditions as under SeaMicro’s option plan. The fair value attributable to pre-combination employee service as of the March 23, 2012 closing for the stock options and restricted shares assumed, which was part of the consideration paid to acquire SeaMicro, was $19 million. The fair value for the stock options assumed was determined using a binomial option-pricing valuation model.

The total cash consideration of $293 million included $29 million deposited into an escrow account as security for any breaches by SeaMicro of representations, warranties and covenants under the acquisition agreement. The escrow funds, less amounts of any valid indemnification claims, if any, will be disbursed by the escrow agent to the former stockholders of SeaMicro in March 2013.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standard Codification (ASC) 805, Business Combinations. Accordingly, the total consideration was assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by AMD’s management based on information available at the date of acquisition. After the closing of the acquisition, the results of operations of SeaMicro are included in the Computing Solutions segment in AMD’s consolidated financial statements.

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

The developed technology of SeaMicro relates to SeaMicro’s SM10000 server offerings, which is built around a parallel array of independent ultra-low power processors, and it serves to integrate computation, switching, server management, and load balancing. In addition to developed technology, SeaMicro had in-process research and development projects, which were incomplete at the time of the acquisition. The value of developed technology and in-process research and development was determined based on the present value of estimated expected cash flows attributable to the technology. The customer relationships related to the ability to sell existing, in-process and future versions of the technology to SeaMicro’s existing customers and were valued based on incremental cash flows generated from the existing customer base. The trade name related to the SeaMicro brand names. The goodwill was primarily attributed to premiums paid for synergies between AMD and SeaMicro and the assembled workforce and is not deductible for tax purposes. The acquired developed technology, customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives. The acquired in-process research and development and goodwill associated with the acquisition are categorized as indefinite-lived intangible assets and subject to impairment review. Capitalized acquired in-process research and development costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed. As of December 29, 2012, approximately $5 million of in-process research and development projects were completed and classified as developed technology, and the Company started to amortize these projects on a straight-line basis over their estimated useful lives.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of AMD and SeaMicro during 2012 and 2011 as though the acquisition had occurred as of the beginning of the comparable prior annual reporting period. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, inventory adjustment to fair value, share-based compensation expense related to unvested stock options and restricted stock assumed, acquisition-related costs and the income tax impact of the pro forma adjustments. The pro forma financial information presented below does not include any anticipated synergies or other expected benefits of the acquisition. It is presented for informational purposes only and not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Year Ended
	December 29, 2012	December 31, 2011
	(In millions, except per share amounts)
Net revenue	$5,424	$6,572
Net income (loss)	$(1,232)	$485
Diluted earnings (loss) per share	$(1.66)	$0.65

NOTE 5:	Supplemental Balance Sheet Information

Accounts receivable

	December 29, 2012	December 31, 2011
	(In millions)
Accounts receivable	$632	$921
Allowance for doubtful accounts	(2)	(2)
Total accounts receivable, net	$630	$919

Inventories

	December 29, 2012	December 31, 2011
	(In millions)
Raw materials	$29	$25
Work in process	357	295
Finished goods	176	156
Total inventories, net	$562	$476

Property, plant and equipment

	December 29, 2012	December 31, 2011
	(In millions)
Land and land improvements	$31	$31
Buildings and leasehold improvements	591	544
Equipment	1,585	1,507
Construction in progress	11	114
	2,218	2,196
Accumulated depreciation and amortization	(1,560)	(1,470)
Total property, plant and equipment, net	$658	$726

Depreciation expense for 2012, 2011 and 2010 was $179 million, $217 million and $256 million, respectively.

Accrued liabilities

	December 29, 2012	December 31, 2011
	(In millions)
Accrued compensation and benefits	$158	$161
Marketing programs and advertising expenses	160	223
Software technology and licenses payable	18	20
Other	153	146
Total accrued liabilities	$489	$550

NOTE 6:	Goodwill and Acquired Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill as of December 29, 2012 and December 31, 2011 were as follows:

	Computing Solutions	Graphics	All Other	Total
	(In millions)
Initial goodwill due to ATI acquisition	$161	$1,288	$745	$2,194
Accumulated impairment losses	(161)	(965)	(745)	(1,871)
Balance as of December 31, 2011	—	323	—	323
Addition due to SeaMicro acquisition	230	—	—	230
Balance as of December 29, 2012	$230	$323	$—	$553

The carrying amount of goodwill as of December 29, 2012, December 31, 2011 and December 25, 2010 was $553 million, $323 million and $323 million, respectively.

In the fourth quarters of 2012, 2011 and 2010, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment in any of the periods.

Acquisition-related intangible assets

The balances of acquisition-related intangible assets as of December 29, 2012, were as follows:

	Developed technology	In-process research and development	Game console royalty agreements	Customer relationships	Trademark and trade name	Total
Intangible assets, net as of December 25, 2010	$—	$—	$25	$1	$11	$37
Amortization expense	—	—	(25)	(1)	(3)	(29)
Intangible assets, net as of December 31, 2011	—	—	—	—	8	8
Addition due to SeaMicro acquisition	86	11	—	4	1	102
Completion of in-process research and development	5	(5)	—	—	—	—
Amortization expense	(9)	—	—	(1)	(4)	(14)
Intangible assets, net as of December 29, 2012	$82	$6	$—	$3	$5	$96

Accumulated amortization of acquired intangible assets as of December 29, 2012 was approximately $554 million.

As of December 29, 2012, the Company’s future amortization expenses related to acquisition-related intangible assets were as follows:

Year	(In millions)
2013	$17
2014	14
2015	13
2016	11
2017	11
2018 and thereafter	24
Total intangible assets subject to amortization	$90
In-process research and development	$6
Total intangible assets, net	$96

NOTE 7:	Financial Instruments

Available-for-sale securities held by the Company as of December 29, 2012 and December 31, 2011 were as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$402	$738
Commercial paper	75	1
Total classified as cash equivalents	$477	$739
Classified as current marketable securities:
Commercial paper	$324	$698
Time deposits	100	160
Auction rate securities	28	38
Marketable equity securities	1	—
Total classified as current marketable securities	$453	$896
Classified as long-term marketable securities:
Money market funds	$13	$9
Corporate bonds	168	140
Total classified as long-term marketable securities	$181	$149
Classified as other assets:
Money market funds	$10	$10
Mutual funds	14	—
Total classified as other assets	$24	$10

The amortized cost of available-for-sale securities approximates the fair value for the periods presented.

At December 29, 2012 and December 31, 2011, the Company had approximately $10 million of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these deposits.

At December 29, 2012, the Company had approximately $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these investments.

The Company did not realize any gain or loss on sales of available-for-sale securities of approximately $6 million during 2012. The Company recorded an other-than-temporary impairment charge of approximately $4 million on one its ARS holdings during 2012.

The Company realized a gain of approximately $4 million on sales of available-for-sale securities of approximately $29 million during 2011. The gain includes approximately $2 million in other income (expense), net from redemption of auction rate securities (ARS) called at par for $21 million with a net carrying amount of $19 million during 2011.

The carrying value of the Company’s remaining ARS holdings as of December 29, 2012 was $28 million (par value $37 million). The Company has the intent and believes it has the ability to sell these securities within the next 12 months.

During 2012 and 2011, the Company invested $32 million and $149 million, respectively, in long-term marketable securities, which the Company intends to hold greater than one year, and does not intend to use in current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities at December 29, 2012 were within one year except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2030 to December 2050. The Company’s long-term marketable securities include corporate bonds and money market funds. The corporate bonds have maximum stated maturities of 2 years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$402	$402	$—	$—
Commercial paper	75	—	75	—
Total classified as cash equivalents	$477	$402	$75	$—
Classified as marketable securities:
Commercial paper	$324	$—	$324	$—
Time deposits	100	—	100	—
Auction rate securities	28	—	—	28
Marketable equity security	1	1	—	—
Total classified as marketable securities	$453	$1	$424	$28
Classified as long-term marketable securities:
Money market funds	$13	$13	$—	$—
Corporate bonds	168	—	168	—
Total classified as long-term marketable securities	$181	$13	$168	$—
Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	14	14	—	—
Total classified as other assets	$24	$24	$—	$—
Total assets measured at fair value	$1,135	$440	$667	$28
December 31, 2011
Assets
Classified as cash equivalents:
Money market funds	$738	$738	$—	$—
Commercial paper	1	—	1	—
Total classified as cash equivalents	$739	$738	$1	$—
Classified as marketable securities:
Commercial paper	$698	$—	$698	$—
Time deposits	160	—	160	—
Auction rate securities	38	—	—	38
Total classified as marketable securities	$896	$—	$858	$38
Classified as long-term marketable securities:
Money market funds	$9	$9	$—	$—
Corporate bonds	140	—	140	—
Total classified as long-term marketable securities	$149	$9	$140	$—
Classified as other assets:
Money market funds	$10	$10	$—	$—
Total classified as other assets	$10	$10	$—	$—
Total assets measured at fair value	$1,794	$757	$999	$38
Liabilities
Classified as accrued liabilities:
Foreign currency derivative contracts	$(2)	$—	$(2)	$—
Total liabilities measured at fair value	$(2)	$—	$(2)	$—

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market, mutual funds, commercial paper, time deposits, marketable equity securities, corporate bonds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of December 29, 2012 and December 31, 2011, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS, include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. As of December 29, 2012, these Level 3 ARS accounted for approximately 3 percent of the Company’s total cash, cash equivalents and marketable securities.

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Beginning balance	$38	$57
Redemption at par	(6)	(21)
Gain (loss) included in net income (loss)	—	2
Change in fair value included in net income (loss)	(4)	—
Change in fair value included in other comprehensive income (loss)	—	—
Ending balance	$28	$38

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	December 29, 2012	December 31, 2011
Discount rate for periodic interest payments	0.84%	1.13%
Discount rate for principal repayments	1.31%	1.93%
Liquidity discount	0.90%	0.90%
Credit discount	2.00% to 12.00%	2.00%
Estimated period	17 to 20 years	17 years

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	December 29, 2012		December 31, 2011
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$—	$—	$485	$490
Long-term debt (excluding capital leases)	$2,019	$1,837	$1,505	$1,619

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

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 22%, 16% and 14% of the total consolidated accounts receivable balance as of December 29, 2012 and 15%, 15% and 14% of the total consolidated accounts receivable balance as of December 31, 2011. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit limits, credit lines, monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with four large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 29, 2012, the counterparties’ obligations under the contracts exceeded the Company’s obligations by a minimal amount.

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

NOTE 9:	Income Taxes

The provision (benefit) for income taxes consists of:

	2012	2011	2010
	(In millions)
Current:
U.S. Federal	$—	$(3)	$(4)
U.S. State and Local	—	1	—
Foreign National and Local	6	4	47
Total	$6	$2	$43
Deferred:
U.S. Federal	(37)	—	—
Foreign National and Local	(3)	(6)	(5)
Total	$(40)	$(6)	$(5)
Provision (benefit) for income taxes	$(34)	$(4)	$38

Income (loss) before income taxes consists of the following:

	2012	2011	2010
	(In millions)
U.S.	$(1,242)	$318	$987
Foreign	25	173	(478)
Total pre-tax income (loss)	$(1,217)	$491	$509

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$1,455	$991
Deferred distributor income	55	63
Inventory valuation	53	25
Accrued expenses not currently deductible	118	111
Acquired intangibles	385	427
Tax deductible goodwill	323	375
Federal and state tax credit carryovers	395	358
Foreign capitalized research and development costs	36	85
Foreign research and development ITC credits	316	272
Discount of convertible notes	40	59
Other	291	275
Total deferred tax assets	3,467	3,041
Less: valuation allowance	(3,401)	(2,978)
	66	63
Deferred tax liabilities:
Capitalized interest	—	(1)
Acquired intangibles	(33)	—
Investments	—	(31)
Other	(16)	(17)
Total deferred tax liabilities	(49)	(49)
Net deferred tax assets	$17	$14

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 29, 2012 and December 31, 2011 is as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Current deferred tax assets	$1	$1
Non-current deferred tax assets	16	13
Net deferred tax assets	$17	$14

Current deferred tax assets and current deferred tax liabilities are included in captions “Prepaid expenses and other current assets” and “Accrued Liabilities,” respectively, on the consolidated balance sheet. Non-current deferred tax assets and non-current deferred tax liabilities are included in captions “Other assets” and “Other long-term liabilities,” respectively, on the consolidated balance sheet.

As of December 29, 2012, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 29, 2012, in management’s estimate, is not more likely than not to be achieved. In 2012, the net valuation allowance increased by $423 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses net of the benefit relating to the SeaMicro acquisition. Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of the Company’s U.S. valuation allowance. In 2011, the net valuation allowance decreased by $245 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and a change in the book to tax basis in investments. In 2010, the net valuation allowance decreased by $56 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and the utilization of foreign research and development credits to offset prior period audit adjustments, net of an increase in U.S. deferred tax assets, primarily for foreign tax credits arising from withholding taxes.

As of December 29, 2012 and December 31, 2011, the Company had $192 million and $202 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 29, 2012 and December 31, 2011, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The tax benefit from these deductions will increase capital in excess of par when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 29, 2012. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
US-net operating loss carryovers	$3,907	$251	2013 to 2032
US-credit carryovers	$478	$177	2018 to 2031
Canada-net operating loss carryovers	$347	$347	2025 to 2028
Canada-credit carryovers	$404	$24	2012 to 2032
Canada-R&D pools	$135	$135	no expiration
Barbados-net operating loss carryovers	$299	N/A	2013 to 2017
Other foreign net operating loss carryovers	$12	N/A	various

Utilization of $123 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the SeaMicro acquisition and prior purchase transactions.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2012
Statutory federal income tax expense	$(426)	35.0%
State taxes, net of federal benefit	1	(0.1)%
Foreign income at other than U.S. rates	(13)	1.1%
US valuation allowance generated	406	(33.4)%
Credit monetization	(2)	0.2%
	$(34)	2.8%
2011
Statutory federal income tax expense	$172	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(2)	(0.4)%
US valuation allowance utilized	(171)	(34.8)%
Credit monetization	(4)	(0.8)%
	$(4)	(0.8)%
2010
Statutory federal income tax expense	$178	35.0%
State taxes, net of federal benefit	1	0.2%
Foreign income at other than U.S. rates	(24)	(4.7)%
Foreign losses not benefited	51	10.0%
US valuation allowance utilized	(164)	(32.3)%
Alternative minimum tax	(2)	(0.4)%
Credit monetization	(2)	(0.4)%
	$38	7.4%

The Company has made no provision for U.S. income taxes on approximately $386 million of cumulative undistributed earnings of certain foreign subsidiaries through December 29, 2012 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $137 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Malaysia currently operate under tax holidays, which will expire in 2013. These tax holidays may be extended if specific conditions are met. The net impact of the tax holidays was to decrease the Company’s net loss by $11 million in 2012, less than $.02 per share, diluted. The net impact of the tax holidays increased the Company’s net income by $9 million and $7 million, in 2011 and 2010, respectively, less than $.01 per share, diluted in each year.

A reconciliation of the gross unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Balance at beginning of year	$69	$42	$166
Increases for tax positions taken in prior years	3	28	—
Decreases for tax positions taken in prior years	(4)	(4)	(8)
Increases for tax positions taken in the current year	3	8	7
Decreases for settlements with taxing authorities	(15)	(5)	(119)
Decreases for lapsing of the statute of limitations	—	—	(4)
Balance at end of year	$56	$69	$42

The amount of unrecognized tax benefits that would impact the effective tax rate was $2 million, $4 million, and $8 million as of December 29, 2012, December 31, 2011 and December 25, 2010, respectively. The Company had accrued interest related to unrecognized tax benefits of $2 million as of December 29, 2012 and December 31, 2011 and $10 million as of December 25, 2010. The Company had no accrued penalties related to unrecognized tax benefits as of December 29, 2012 and December 31, 2011 and $1 million of accrued penalties as of December 25, 2010. The Company recognizes potential accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.

The Company had no charge related to interest expense or penalty expense in its consolidated statement of operations in 2012. The Company recorded a reduction of interest expense of $2 million and a decrease of $1 million of penalty expense in its consolidated statement of operations in 2011. The Company recorded a reduction of interest expense of $6 million and a decrease of $4 million of penalty expense in its consolidated statement of operations in 2010. During the 12 months beginning December 30, 2012, the Company does not expect to reduce its unrecognized tax benefits. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.

As of December 25, 2010, the Canada Revenue Agency, or CRA, had completed its audit of ATI for the years 2000 through 2004 and issued its final Notice of Assessment. The CRA is currently auditing international transactions for the years 2005 through 2010. During the second quarter of 2010 the U.S. Internal Revenue Service completed its audit of the U.S. Federal income tax returns for the years ending 2004 through 2006 inclusive. As of December 31, 2011 the German tax authorities completed their audit of AMD’s former German subsidiaries for the tax years 2001 through 2004. The Company was notified that the German tax authorities will begin an audit in 2013. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 29, 2012.

NOTE 10: Debt and Other Obligations

Long-term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations as of December 29, 2012 and December 31, 2011 consisted of:

	December 29, 2012	December 31, 2011
	(In millions)
5.75% Convertible Senior Notes due 2012	$—	$485
6.00% Convertible Senior Notes due 2015, net of discount	555	546
8.125% Senior Notes due 2017, net of discount	464	459
7.75% Senior Notes due 2020	500	500
7.50% Senior Notes due 2022	500	—
Capital lease obligations	23	26
	2,042	2,016
Less: current portion	5	489
Long-term debt and capital lease obligations, less current portion	$2,037	$1,527

5.75% Convertible Senior Notes due 2012

On August 14, 2007, the Company issued $1.5 billion aggregate principal amount of the 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes were general unsecured senior obligations. Interest was payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes were governed by an Indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee. In 2009, the Company repurchased $1,015 million in aggregate principal amount of the Company’s outstanding 5.75% Notes for $1,002 million in cash.

The 5.75% Notes were convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of the Company’s common stock based on an initial conversion rate of 49.661 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of the Company’s common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate would be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes might require the Company to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) might result in the acceleration of the maturity of the 5.75% Notes.

On August 15, 2012, the Company used $499 million of its existing cash balances to repay in full all of the outstanding principal and accrued interest on the 5.75% Notes, which, in accordance with the terms of the underlying indenture, became due on August 15, 2012.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes are general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

In 2011, the Company repurchased $200 million in aggregate principal amount of its 6.00% Notes in open market transactions for $202 million. Prior to 2011, the Company repurchased $1.4 billion in aggregate principal amount of the 6.00% Notes for $1.2 billion. As of December 29, 2012, the outstanding aggregate principal amount of the 6.00% Notes was $580 million and the remaining carrying value was approximately $555 million, net of debt discount of $25 million.

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

Information related to equity and debt components:

	December 29, 2012	December 31, 2011
	(In millions)
Carrying amount of the equity component	$162	$162
Principal amount of the 6.00% Notes	580	580
Unamortized discount(1)	(25)	(34)
Net carrying amount	$555	$546

(1)	As of December 29, 2012, the remaining period over which the unamortized discount will be amortized is 28 months.

Information related to interest rates and expense:

	2012	2011	2010
	(In millions, except percentages)
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$44	$45	$93
Interest cost related to amortization of the discount	$9	$11	$20

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

As of December 29, 2012, the outstanding aggregate principal amount of the Company’s 8.125% Notes was $500 million and the remaining carrying value was approximately $464 million, net of debt discount of $36 million.

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

As of December 29, 2012, the outstanding aggregate principal amount of the Company’s 7.75% Notes was $500 million.

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

At any time (which may be more than once) before August 15, 2015, the Company can redeem up to 35% of the aggregate principal amount of the 7.50% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.5% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to August 15, 2022, the Company may redeem some or all of the 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.50% Indenture).

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

Capital Lease Obligations

As of December 29, 2012, the Company had aggregate outstanding capital lease obligations of $23 million for one of its facilities in Canada, which is payable in monthly installments through 2017.

The gross amount of assets recorded under capital leases totaled approximately $23 million as of December 29, 2012 and December 31, 2011, and is included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $14 million and $12 million as of December 29, 2012 and December 31, 2011, respectively.

Future Payments on Long Term Debt and Capital Lease Obligations

As of December 29, 2012, the Company’s future long term debt and capital lease payment obligations were as follows:

	Long Term Debt (Principal only)	Capital Leases
	(In millions)
2013	$—	$6
2014	—	6
2015	580	6
2016	—	6
2017	500	1
2018 and thereafter	1,000	—
Total	2,080	25
Less: imputed interest	—	2
Total	$2,080	$23

NOTE 11:	Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	2012	2011	2010
	(In millions)
Gain upon deconsolidation of GF	$—	$—	$325
GF investment impairment charge	—	(209)	—
Impairment charge on marketable securities	(4)	—	—
Net gain (loss) on debt repurchase	—	(6)	(24)
Other	10	16	10
Other income (expense), net	$6	$(199)	$311

NOTE 12:	Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2012, 2011 and 2010.

	2012	2011	2010
	(In millions)
Net revenue:
Computing Solutions	$4,005	$5,002	$4,817
Graphics	1,417	1,565	1,663
All Other	—	1	14
Total net revenue	$5,422	$6,568	$6,494
Operating income (loss):
Computing Solutions	$(231)	$556	$529
Graphics	105	51	149
All Other	(930)	(239)	170
Total operating income (loss)	$(1,056)	$368	$848
Interest income	8	10	11
Interest expense	(175)	(180)	(199)
Other income (expense), net	6	(199)	311
Equity income (loss) and dilution gain in investee, net	—	492	(462)
Income (loss) from continuing operations before income taxes	$(1,217)	$491	$509

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include research and development activities, back end manufacturing and sales, marketing and administrative activities. The Company conducts product and system research and development activities for its products in Canada, India, Greater China, Singapore, Taiwan, United Kingdom, Israel and Japan. The Company’s back end manufacturing subsidiaries are located in Malaysia and Greater China. Its material sales and marketing entities are located in the United States, Europe, Greater China, Singapore and Japan.

The following table summarizes sales to external customers by country:

	2012	2011	2010
	(In millions)
United States	$407	$456	$747
Europe	469	779	985
Greater China	3,131	3,493	3,006
Singapore	856	1,056	875
Japan	305	445	561
Other countries	254	339	320
Total sales to external customers	$5,422	$6,568	$6,494

The Company had one customer that accounted for more than 10% of the Company’s consolidated revenue. Net sales to this customer were approximately 22% of consolidated net revenue in 2012, 2011 and 2010, and were primarily attributable to the Computing Solutions segment in each of these years.

The following table summarizes long-lived assets by geographic areas:

	December 29, 2012	December 31, 2011
	(In millions)
United States	$417	$455
Malaysia	66	70
Greater China	59	60
Singapore	37	56
Other countries	79	85
Total long-lived assets	$658	$726

NOTE 13:	Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). The Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004, as well as equity compensation plans that the Company assumed as part of its acquisition of ATI and SeaMicro. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the ATI or SeaMicro plans were consolidated into the 2004 Plan. As of December 29, 2012 the Company had approximately 16.1 million shares of common stock that were available for future grants and 64 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock awards.

Under the 2004 Plan, stock options generally vest and become exercisable over a three- to four-year period from the date of grant and expire within ten years after the grant date. Unvested shares that are reacquired by the Company from outstanding equity awards become available for grant and may be reissued as new awards.

Under the 2004 Plan, the Company can grant fair market value awards or full value awards. Fair market value awards are awards granted at or above the fair market value of the Company’s common stock on the date of grant. Full value awards are awards granted at less than the fair market value of the Company’s common stock on the date of grant. Awards can consist of (i) stock options and stock appreciation rights granted at the fair market value of the Company’s common stock on the date of grant and (ii) restricted stock or restricted stock units, as full value awards. Following is a description of the material terms of the awards that may be granted under the 2004 Plan.

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

Market-based Restricted Stock Units and Stock Options.    During 2012, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s executive officers. The market-based condition for these awards requires that AMD common stock maintains a weighted-average closing price during the three-year vesting period of equal to or greater than $10.00 per share over any 30-day period. Provided the market-based condition is satisfied and the respective executive officer remains an employee of the Company, the grants will vest in three equal annual installments on the applicable vesting date.

During 2011, the Company granted market-based restricted stock units and stock options to the Company’s President and Chief Executive Officer, whom the Company hired in August 2011. The market-based condition for these awards requires that AMD common stock maintains a weighted-average closing price during the three-year vesting period of equal to or greater than $11.00 per share over any 30-day period. Provided the market-based condition is satisfied and the Company’s President and CEO remains an employee of the Company, the grants will vest in three equal annual installments on the applicable vesting date.

The Company estimated the fair value of market-based restricted stock units and stock options using a Monte Carlo simulation model on the date of grant. As of December 29, 2012, there were 1,756,000 market-based restricted stock units and 739,000 market-based stock options outstanding with a grant date fair value of $7.1 million and $2.0 million, respectively.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units was allocated in the consolidated statements of operations as follows:

	2012	2011	2010
	(In millions)
Cost of sales	$8	$6	$4
Research and development	52	46	46
Marketing, general, and administrative	37	38	37
Total stock-based compensation expense, net of tax of $0	$97	$90	$87

During 2012, 2011 and 2010, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any related financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.

The Company uses the lattice-binomial model in determining the fair value of the employee stock options.

The weighted-average estimated fair value of employee stock options granted for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was $2.12, $2.85 and $3.20 per share respectively, using the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	56.24%	54.82%	55.97%
Risk-free interest rate	0.52%	1.60%	1.34%
Expected dividends	—	—	—
Expected life (in years)	3.79	3.75	3.71

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

The following table summarizes stock option activity, including market-based stock options, and related information:

	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Stock options:
Outstanding at beginning of year	34	$7.36	37	$7.77	42	$8.65
Granted	17	$3.41	8	$7.16	5	$7.77
Canceled	(8)	$11.26	(6)	$12.54	(6)	$16.92
Exercised	(5)	$2.71	(5)	$3.82	(4)	$3.35
Outstanding at end of year	38	$5.51	34	$7.36	37	$7.77
Exercisable at end of year	22	$6.14	25	$7.48	28	$8.24

Included in the table above are approximately 1,652,000 vested and 4,792,000 unvested stock options issued upon the acquisition of SeaMicro (See Note 4). The estimated fair value of the unvested stock options was $6.60 per share.

As of December 29, 2012, the weighted-average remaining contractual life of outstanding stock options was 4.46 years and their aggregate intrinsic value was $9 million. As of December 29, 2012, the weighted-average remaining contractual life of exercisable stock options was 2.89 years and their aggregate intrinsic value was $3 million. The total intrinsic value of stock options exercised for 2012, 2011 and 2010 was $18 million, $21 million and $22 million, respectively.

Restricted Stock and Restricted Stock Units.    Restricted stock and restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of restricted stock and restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.

The summary of the changes in restricted stock and restricted stock units outstanding, including the market-based restricted stock units, during 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
	(In millions except share price)
Unvested balance at beginning of period	24	$7.07	24	$6.50	22	$5.32
Granted	17	$5.43	14	$7.34	12	$8.54
Forfeited	(5)	$6.84	(4)	$6.66	(2)	$6.13
Vested	(11)	$6.05	(10)	$6.25	(8)	$6.41
Unvested balance at end of period	25	$6.41	24	$7.07	24	$6.50

Included in the table above are approximately 322,000 shares of restricted stock granted upon the acquisition of SeaMicro (See Note 4). The weighted-average estimated fair value of the restricted stock was $4.03.

The total fair value of restricted stock and restricted stock units vested during 2012, 2011 and 2010 was $60 million, $74 million and $61 million, respectively. Compensation expense recognized for the restricted stock and restricted stock units for 2012, 2011 and 2010 was approximately $77 million, $73 million and $61 million, respectively.

As of December 29, 2012, the Company had $44 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 2.20 years.

As of December 29, 2012, the Company had $97 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted-average period of 1.97 years.

NOTE 14:	Other Employee Benefit Plans

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched 75% of employees’ contributions up to 6% of their compensation, to a maximum match of $11,250, $11,025 and $11,025 for 2012, 2011 and 2010, respectively, which is 4.5% (75% of the 6%) of the Internal Revenue Service compensation limit. The Company’s contributions to the 401(k) plan were approximately $22 million in 2012, $20 million in 2011 and $9 million in 2010.

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

NOTE 15:	Commitments and Guarantees

Operating Leases

As of December 29, 2012, the Company’s future non-cancelable operating lease commitments, including those for facilities vacated in connection with restructuring activities, were as follows:

Year	Operating leases
(In millions)
2013	$37
2014	34
2015	28
2016	21
2017	18
2018 and thereafter	22
Total non-cancelable operating lease commitments	$160

The Company leases certain of its facilities and in some jurisdictions the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2022. The Company also leases certain manufacturing and office equipment for terms ranging from 1 to 5 years. Rent expense was approximately $49 million, $48 million and $44 million in 2012, 2011 and 2010.

In December 1998, the Company arranged for the sale of its marketing, general and administrative facility in Sunnyvale, California and leased it back for a period of 20 years. The Company recorded a deferred gain of $37 million on the sale and is amortizing it over the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent is adjusted by 200% of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9%. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 29, 2012, were approximately $160 million.

Purchase Obligations

The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. As of December 29, 2012, total non-cancelable purchase obligations, excluding the Company’s wafer purchase commitments to GF under the WSA, were $299 million for 2013.

Obligations to GF

The Company’s obligations to GF for wafer purchases are approximately $1.15 billion for 2013 and $250 million for the first quarter of 2014.

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

Changes in the Company’s estimated liability for product warranty during the years ended December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Beginning balance	$20	$19
New warranties issued during the period	28	35
Settlements during the period	(30)	(36)
Changes in liability for pre-existing warranties during the period, including expirations	(2)	2
Ending balance	$16	$20

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

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $5.1 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

Other Legal Matters

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.

NOTE 17:	Restructuring

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involves a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The Company recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million. Substantially all of the restructuring expense is related to severance. Of the total restructuring expense, approximately $46 million related to cash payments in the fourth fiscal quarter of 2012, with the remaining $41 million related to anticipated cash payments in 2013. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments.

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a restructuring plan to strengthen its competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of the Company’s global workforce by 13% and contract and program terminations. The Company recorded a $100 million restructuring charge in the fourth quarter of 2011, which consisted of $54 million for severance and costs related to the continuation of certain employee benefits, $45 million for contract or program termination costs and $1 million for asset impairments. In 2012, the Company recorded an additional $8 million for severance and costs related to the continuation of certain employee benefits. The plan was substantially completed as of the end of the first quarter of 2012.

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the related liabilities recorded in “Other current liabilities” on the Company’s consolidated balance sheets remaining as of December 29, 2012:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 25, 2010	$—	$—	$—
Charges	54	46	100
Cash payments	(32)	—	(32)
Non-cash charges	—	(1)	(1)
Balance at December 31, 2011	22	45	67
Charges	95	5	100
Cash payments	(76)	(29)	(105)
Non-cash charges	—	(4)	(4)
Balance at December 29, 2012	$41	$17	$58

2008 Restructuring Plan

In the fourth quarter of 2008, the Company initiated a restructuring plan to reduce its cost structure, which was substantially completed in 2009. In the fourth quarter of 2011, the Company reversed approximately $2 million of costs associated with the 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated. In 2010, the Company reversed approximately $4 million of costs associated with the 2008 restructuring plan because severance and costs related to the continuation of certain employee benefits were lower than previously estimated.

The following table provides a summary of each major type of cost associated with the 2012, 2011 and 2008 restructuring plans through December 29, 2012:

	2012	2011	2010
	(In millions)
Severance and benefits	$95	$54	$(4)
Contract or program terminations	—	45	—
Asset impairments	4	1	—
Facility consolidations and closures	1	(2)	—
Total	$100	$98	$(4)

NOTE 18:	Hedging Transactions and Derivative Financial Instruments

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

	2012	2011
	(In millions)

Foreign Currency Forward Contracts

Contracts designated as cash flow hedging instruments

Other comprehensive income (loss)	$2	$(8)

Research and development	—	2

Marketing, general and administrative	—	1

Contracts not designated as hedging instruments

Other income, net	$1	$5

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the consolidated balance sheet as follows:

	December 29, 2012	December 31, 2011
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$—	$(2)
Contracts not designated as hedging instruments	$—	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of December 29, 2012 and December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts was $142 million and $141 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of December 29, 2012, the Company’s outstanding contracts were in a minimal net gain position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of December 29, 2012, the Company was not required to post any collateral.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 29, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 21, 2013

Supplementary Financial Information

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2012 and 2011 except the first quarter of 2011 consisted of 13 weeks; the first quarter of 2011 consisted of 14 weeks.

	(In millions, except per share amounts)
	2012					2011
	Dec. 29	Sep. 29	Jun. 30	Mar. 31		Dec. 31		Oct. 1	Jul. 2	Apr. 2
Net revenue	$1,155	$1,269	$1,413	$1,585		$1,691		$1,690	$1,574	$1,613
Cost of sales(1)	977	877	775	1,558		918		934	854	922
Gross margin	178	392	638	27		773		756	720	691
Research and development	313	328	345	368		358		361	367	367
Marketing, general and administrative	193	188	212	230		243		249	239	261
Amortization of acquired intangible assets	4	4	4	1		3		8	9	9
Restructuring charges, net(2)	90	3	—	8		98		—	—	—
Operating income	(422)	(131)	77	(580)		71		138	105	54
Interest income	2	2	2	2		2		3	2	3
Interest expense	(45)	(44)	(43)	(43)		(43)		(42)	(47)	(48)
Other income (expense), net	(4)	16	(5)	(1)		(207	)(3)	(7)	4	11
Income before equity income (loss) and dilution gain in investee and income taxes	(469)	(157)	31	(622)		(177)		92	64	20
Provision (benefit) for income taxes	4	—	(6)	(32	)(4)	(4)		(5)	3	2
Equity income (loss) and dilution gain in investee, net(5)	—	—	—	—		—		—	—	492
Net income (loss) from continuing operations	(473)	(157)	37	(590)		(173)		97	61	510
Loss from discontinued operations, net of tax	—	—	—	—		(4)		—	—	—
Net income (loss)	(473)	(157)	37	(590)		(177)		97	61	510
Net income (loss) per share
Basic
Continuing operations	$(0.63)	$(0.21)	$0.05	$(0.80)		$(0.24)		$0.13	$0.08	$0.71
Discontinued operations	—	—	—	—		(0.01)		—	—	—
Basic net income (loss) per share	$(0.63)	$(0.21)	$0.05	$(0.80)		$(0.24)		$0.13	$0.08	$0.71
Diluted
Continuing operations	$(0.63)	$(0.21)	$0.05	$(0.80)		$(0.24)		$0.13	$0.08	$0.68
Discontinued operations	—	—	—	—		(0.01)		—	—	—
Diluted net income (loss) per share	$(0.63)	$(0.21)	$0.05	$(0.80)		$(0.24)		$0.13	$0.08	$0.68
Shares used in per share calculation
Basic	747	745	739	734		732		729	724	720
Diluted	747	745	755	734		732		741	743	764

(1)

During the first quarter of 2012, the Company recorded a charge related to the limited waiver of exclusivity from GF of $703 million. During the third quarter of 2012, the Company recorded a $100 million inventory write-down due to weaker than expected demand for certain products. During the fourth quarter of 2012, the Company recorded a lower cost or market charge of $273 million related to GF’s waiver of a portion of our wafer purchase commitments for the fourth quarter of 2012.

(2)

During the fourth quarters of 2012 and 2011, the Company implemented restructuring plans and incurred net restructuring charges of $90 million and $100 million, which primarily included severance and related employee benefits.

(3)	During the fourth quarter of 2011, the Company recorded a non-cash impairment charge of approximately $209 million related to its investment in GF.
(4)	During the first quarter of 2012, the Company recorded an income tax provision benefit of $32 million relating to the SeaMicro acquisition.
(5)

As of the beginning of 2011, the Company changed the method of accounting for its investment GF from the equity method to the cost method of accounting. As a result of the change, the Company recognized a non-cash gain of approximately $492 million in the first quarter of 2011, net of certain transaction related charges.

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

As of December 29, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2012 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2012, which is included in Part II, Item 8, above.

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

The information under the captions “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, Part 1, Item 1 “Website Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Directors’ Compensation and Benefits,” “2012 Non-Employee Director Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Policies and Practices,” “Executive Compensation” (including 2012 Summary Compensation Table, 2012 Nonqualified Deferred Compensation, Outstanding Equity Awards at 2012 Fiscal Year-End, Grants of Plan-Based Awards in 2012 and Option Exercises and Stock Vested in 2012), and “Change in Control Arrangements” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance—Independence of Directors,” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2013 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2013 Proxy Statement, our 2013 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2013 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits

**2.1	Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated August 25, 2008 filed as Exhibit 2.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**2.2	Amendment No. 1 to Asset Purchase Agreement by and among Broadcom Corporation, Broadcom International Limited, and Advanced Micro Devices, Inc., dated October 27, 2008 filed as Exhibit 2.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc. dated May 8, 2007 filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is hereby incorporated by reference.

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended, on July 30, 2009 filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated July 30, 2009, are hereby incorporated by reference.

4.1	Indenture governing 6.00% Convertible Senior Notes due 2015, dated April 27, 2007 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.2	Form of 6.00% Senior Note due 2015, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.3	Indenture, Including the Form of 8.125% Note, dated November 30, 2009 between Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated December 1, 2009, is hereby incorporated by reference.

4.4	Indenture governing 7.75% Senior Notes due 2020, Including the Form of 7.75% Note, dated August 4, 2010 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated August 4, 2010, is hereby incorporated by reference.

4.5	Indenture governing 7.50% Senior Notes due 2022, Including the Form of 7.50% Note dated as of August 15, 2012 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A filed as Exhibit 4.1 to AMD’s Form 8-K dated August 15, 2012, is hereby incorporated by reference.

*10.1	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.2	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.3	Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007, November 1, 2007, February 12, 2009 and October 20, 2011 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, is hereby incorporated by reference.

*10.4	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.5	AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.6	Advanced Micro Devices, Inc. 2011 Executive Incentive Plan, approved by the Board of Directors on February 3, 2011, approved by the Stockholders on May 3, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended April 2, 2011, is hereby incorporated by reference.

*10.7	Form of Management Continuity Agreement, as amended and restated filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

*10.8	Form of Change in Control Agreement filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

*10.9	AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.10	AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.11	Fourth Amended and Restated Advanced Micro Devices, Inc. 2004 Equity Incentive Plan is hereby incorporated by reference from Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2012.

*10.12	Form of Stock Option Agreement U.S. 2004 Equity Incentive Plan Stock Option Grant Notice filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.13	Form of Stock Option Agreement Non-U.S. Stock Option Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.14	Form of Restricted Stock Unit Agreement Non-U.S. Restricted Stock Unit Award Advanced Micro Devices, Inc. 2004 Equity Incentive Plan filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.15	Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

*10.16	Advanced Micro Devices, Inc. Deferred Income Account Plan, amended and restated, effective as of January 1, 2008 filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.16(a)	Amendment No. 1 to the Advanced Micro Devices, Inc. Deferred Income Account Plan, as amended and restated.

*10.17	Form of Stock Option Agreement for AMD’s US Senior Vice Presidents and Above filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.18	Form of Stock Option Agreement for AMD’s Non-US Senior Vice Presidents and Above filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.19	Form of Restricted Stock Unit Agreement for AMD’s US Senior VPs and Above filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.20	Form of Restricted Stock Unit Agreement for AMD’s Non-US Senior VPs and Above filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

10.21	Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.22	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.23	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.24	Form of Indemnity Agreement by and between Advanced Micro Devices, Inc., and its officers and directors filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.25	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

**10.26	Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

*10.27	ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

10.28	Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.29	Master Transaction Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. dated October 6, 2008 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

10.29(a)	Amendment to Master Transaction Agreement dated December 5, 2008 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P. filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.30	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

**10.31	IP Core License Agreement by and between Advanced Micro Devices, Inc., and Broadcom Corporation filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 27, 2008, is hereby incorporated by reference.

10.32	Shareholders’ Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.32(a)	Amended and Restated Shareholders’ Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, ATIC International Investment Company LLC and GLOBALFOUNDRIES Inc. dated December 27, 2010 filed as Exhibit 10.44(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, is hereby incorporated by reference.

10.33	Funding Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC, and The Foundry Company filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

10.33(a)	Amended and Restated Funding Agreement by and among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and GLOBALFOUNDRIES Inc. dated December 27, 2010 filed as Exhibit 10.45(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 is hereby incorporated by reference.

**10.34	Wafer Supply Agreement dated March 2, 2009 by and among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US Inc., filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

**10.34(a)	Wafer Supply Agreement Amendment No. 1 by and among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. INC., and GLOBALFOUNDRIES SINGAPORE PTE. LTD. dated as of March 29, 2011 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the period ended April 2, 2011, is hereby incorporated by reference.

**10.34(b)	Wafer Supply Agreement Amendment No. 2 dated March 4, 2012 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is hereby incorporated by reference.

***10.34(c)	Wafer Supply Agreement Amendment No. 3 dated December 6, 2012.

*10.35	Offer Letter—Thomas Seifert dated August 31, 2009 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.36	Relocation Expenses Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.37	Sign-On Bonus Agreement—Thomas Seifert dated August 31, 2009 by and between Advanced Micro Devices, Inc. and Thomas Seifert filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated October 8, 2009, is hereby incorporated by reference.

*10.38	Offer Letter (including form Change in Control Agreement)—Emilio Ghilardi dated December 18, 2008 filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.39	Sign-On Bonus Agreement dated January 14, 2009 by and between Advanced Micro Devices, Inc. and Emilio Ghilardi filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 is hereby incorporated by reference.

*10.40	Executive Resignation Agreement and General Release between Advanced Micro Devices, Inc., and its subsidiaries, joint ventures or other affiliates (collectively, “AMD”) and Emilio Ghilardi filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated April 30, 2012, is hereby incorporated by reference.

10.41	Settlement Agreement dated November 17, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

***10.42	Patent Cross License Agreement dated November 11, 2009 between Advanced Micro Devices, Inc. and Intel Corporation filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.43	Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc., Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 27, 2010, is hereby incorporated by reference.

10.44	Letter Agreement between Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. Advanced Technology Investment Company and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 25, 2010, is hereby incorporated by reference.

*10.45	Employment Agreement by and between Rory P. Read and Advanced Micro Devices, Inc. effective as of August 25, 2011 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 25, 2011, is hereby incorporated by reference.

*10.46	Relocation Expenses Agreement by and between Advanced Micro Devices, Inc. and Rory P. Read dated September 8, 2011 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.47	Sign-On Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.48	Sign-On Performance Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.49	Special Sign-On Restricted Stock Unit Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.50	Sign-On Stock Option Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.51	Sign-On Performance Stock Option Grant Notice by and between Advanced Micro Devices, Inc. and Rory P. Read dated August 25, 2011 filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.52	Sign-On Bonus Agreement—Mark D. Papermaster dated October 7, 2011 by and between Advanced Micro Devices, Inc. and Mark D. Papermaster filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.53	Offer Letter—Mark D. Papermaster dated October 7, 2011 filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.54	Sign-On Bonus Agreement—Dr. Lisa Su dated December 14, 2011 by and between Advanced Micro Devices, Inc. and Dr. Lisa Su filed as Exhibit 10.64 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.55	Offer Letter—Dr. Lisa Su dated December 14, 2011 filed as Exhibit 10.65 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.56	SeaMicro, Inc. Amended and Restated 2007 Equity Incentive Plan filed as Exhibit 10.1 on AMD’s Form S-8 dated March 23, 2012 is hereby incorporated by reference.

10.57	Registration Rights Agreement dated August 15, 2012 by and among Advanced Micro Devices, Inc. and J.P. Morgan Securities LLC, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 15, 2012, is hereby incorporated by reference.

*10.58	Senior Vice President, Chief Sales Officer – Summary Of Terms dated August 6, 2012, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.59	Special Retention Bonus Award to John Byrne dated October 25, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.60	Amended and Restated Management Continuity Agreement between Advanced Micro Devices, Inc. and Devinder Kumar, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO Certification (Section 303A.12(a))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans or arrangements.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2013	ADVANCED MICRO DEVICES, INC.

	By:	/S/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RORY P. READ Rory P. Read	President and Chief Executive Officer (Principal Executive Officer), Director	February 21, 2013

/s/ DEVINDER KUMAR Devinder Kumar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013

* W. Michael Barnes	Director	February 21, 2013

* John E. Caldwell	Director	February 21, 2013

* Henry WK Chow	Director	February 21, 2013

* Bruce L. Claflin	Chairman of the Board	February 21, 2013

* Craig A. Conway	Director	February 21, 2013

* Nicholas M. Donofrio	Director	February 21, 2013

* H. Paulett Eberhart	Director	February 21, 2013

* John R. Harding	Director	February 21, 2013

* Waleed Muhairi	Director	February 21, 2013

Signature	Title	Date

* Robert B. Palmer	Director	February 21, 2013

* Ahmed Yahia	Director	February 21, 2013

*By:	/s/ DEVINDER KUMAR
(Devinder Kumar, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 25, 2010, December 31, 2011 and December 29, 2012

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 25, 2010	$7	$—	$(3)	$4
December 31, 2011	$4	$(1)	$(1)	$2
December 29, 2012	$2	$—	$—	$2

(1)	Accounts written off