Form 10-Q
period 2013-03-31
ADVANCED MICRO DEVICES INC
filed 2013-05-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of April 29, 2013: 714,485,630

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions, except per share amounts)
Net revenue	$1,088	$1,585
Cost of sales	643	1,558

Gross margin	445	27
Research and development	312	368
Marketing, general and administrative	179	230
Amortization of acquired intangible assets	5	1
Restructuring and other special charges, net	47	8

Operating loss	(98)	(580)
Interest income	1	2
Interest expense	(44)	(43)
Other income (expense), net	(3)	(1)

Loss before income taxes	(144)	(622)
Provision (benefit) for income taxes	2	(32)

Net loss	$(146)	$(590)

Net loss per share
Basic	$(0.19)	$(0.80)
Diluted	$(0.19)	$(0.80)
Shares used in per share calculation:
Basic	749	734
Diluted	749	734

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Net loss	$(146)	$(590)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effect of $(1) and $1	(1)	1
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect of zero	—	1

Total other comprehensive income (loss)	(1)	2

Total comprehensive loss	$(147)	$(588)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 30, 2013	December 29, 2012*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$441	$549
Marketable securities	562	453

Total cash and cash equivalents and marketable securities	1,003	1,002
Accounts receivable, net	645	630
Inventories, net	613	562
Prepaid expenses and other current assets	77	71

Total current assets	2,338	2,265
Long-term marketable securities	180	181
Property, plant and equipment, net	411	658
Acquisition related intangible assets, net	92	96
Goodwill	553	553
Other assets	223	247

Total assets	$3,797	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301	$278
Payable to GLOBALFOUNDRIES	379	454
Accrued liabilities	461	489
Deferred income on shipments to distributors	132	108
Current portion of long-term debt and capital lease obligations	5	5
Other current liabilities	43	63

Total current liabilities	1,321	1,397
Long-term debt and capital lease obligations, less current portion	2,039	2,037
Other long-term liabilities	22	28
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 30, 2013 and December 29, 2012; shares issued: 724 on March 30, 2013 and 722 shares on December 29, 2012; shares outstanding: 714 on March 30, 2013 and 713 shares on December 29, 2012	7	7
Additional paid-in capital	6,827	6,803
Treasury stock, at cost (9 shares on March 30, 2013 and December 29, 2012)	(109)	(109)
Accumulated deficit	(6,306)	(6,160)
Accumulated other comprehensive loss	(4)	(3)

Total stockholders’ equity	415	538

Total liabilities and stockholders’ equity	$3,797	$4,000

*	Amounts as of December 29, 2012 were derived from the December 29, 2012 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In millions)
Cash flows from operating activities:
Net loss	$(146)	$(590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	—	278
Depreciation and amortization	66	63
Net loss on disposal of property, plant and equipment	48	—
Deferred income taxes	1	(36)
Stock-based compensation expense	24	21
Non-cash interest expense	6	6
Other	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(14)	(40)
Inventories	(52)	(106)
Prepaid expenses and other current assets	(7)	(41)
Other assets	6	(16)
Payable to GLOBALFOUNDRIES	(74)	384
Accounts payable, accrued liabilities and other	(12)	187

Net cash provided by (used in) operating activities	(155)	107

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	—	(281)
Purchases of property, plant and equipment	(20)	(40)
Proceeds from sale of property, plant and equipment	178	—
Purchases of available-for-sale securities	(361)	(95)
Proceeds from sales and maturities of available-for-sale securities	250	620
Other	—	(4)

Net cash provided by investing activities	47	200

Cash flows from financing activities:
Net proceeds from foreign grants	—	9
Proceeds from issuance of common stock	1	9
Repayments of debt and capital lease obligations	(1)	(1)

Net cash provided by financing activities	—	17

Net increase (decrease) in cash and cash equivalents	(108)	324

Cash and cash equivalents at beginning of period	549	869

Cash and cash equivalents at end of period	$441	$1,193

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 30, 2013 and March 31, 2012 consisted of 13 weeks.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Recently Adopted Accounting Standards. In February 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the changes in accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 became effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this standard during the first quarter of 2013. The adoption of this standard only impacted the presentation of the Company’s condensed consolidated financial statements.

NOTE 2. GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES Inc. (GF).

Second Amendment to Wafer Supply Agreement. On March 4, 2012, the Company entered into a second amendment to the WSA with GF. The primary effect of this second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and APU products to be delivered by GF to the Company during 2012. The second amendment also granted the Company certain rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time. In consideration for these rights, the Company agreed to pay GF $425 million and transfer to GF all of the capital stock of GF that it owned. As a result of the Company receiving these rights in the first quarter of 2012, the Company recorded a charge related to this limited waiver of exclusivity from GF of $703 million consisting of the $425 million cash payment and a $278 million non-cash charge representing the carrying and fair value of the capital stock that the Company transferred to GF. Pursuant to the second amendment, the Company paid the full amount of $425 million by December 31, 2012. Of this amount, the final portion of $175 million was paid during the Company’s first fiscal quarter of 2013.

Third Amendment to Wafer Supply Agreement. On December 6, 2012, the Company entered into a third amendment to the WSA with GF. Pursuant to the third amendment, the Company modified its wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, the Company agreed to certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and APU products to be delivered by GF to the Company during 2013 and through December 31, 2013. Pursuant to the third amendment, the Company committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, the Company agreed to pay GF a fee of $320 million. As a result, the Company recorded a “lower of cost or market,” or LCM charge, of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee will be spread over several quarters, with $80 million paid by December 29, 2012 and $40 million by April 1, 2013. For the remainder of the fee, the Company issued a $200 million promissory note to GF that matures on December 31, 2013.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities in the first quarter of 2013 and the first quarter of 2012 were approximately $269 million and $420 million, respectively.

The Company’s current estimates for wafer purchase obligations to GF under the WSA, as amended, are approximately $1.15 billion in 2013 and $250 million in the first quarter of 2014. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond the first quarter of 2013, but it expects that its future purchases from GF will continue to be material.

NOTE 3. Sale and Leaseback Transactions

In March 2013, the Company sold and leased back property in Austin, Texas, consisting of land and office buildings. The Company received net proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $216 million. The lease expires in March 2025 and provides for one 10-year optional renewal. The Company accounted for the lease as an operating lease.

In March 2013, the Company also sold and leased back property in Markham, Ontario, Canada, consisting of an office building. The Company received net proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $7 million. The lease expires in March 2014 and provides for one 6-month renewal option. The Company accounted for the lease as an operating lease.

The net loss of $46 million related to the sale and leaseback transactions described above was recorded as “Restructuring and other special charges, net” on the condensed consolidated statement of operations.

NOTE 4. Supplemental Balance Sheet Information

Accounts Receivable

	March 30, 2013	December 29, 2012
	(In millions)
Accounts receivable	$646	$632
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$645	$630

Inventories

	March 30, 2013	December 29, 2012
	(In millions)
Raw materials	$32	$29
Work in process	422	357
Finished goods	159	176

Total inventories, net	$613	$562

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Property, Plant and Equipment

	March 30, 2013	December 29, 2012
	(In millions)
Land and land improvements	$29	$31
Buildings and leasehold improvements	296	591
Equipment	1,572	1,585
Construction in progress	20	11

	1,917	2,218
Accumulated depreciation and amortization	(1,506)	(1,560)

Total property, plant and equipment, net	$411	$658

Accrued Liabilities

	March 30, 2013	December 29, 2012
	(In millions)
Accrued compensation and benefits	$147	$158
Marketing programs and advertising expenses	141	160
Software technology and licenses payable	12	18
Other	161	153

Total accrued liabilities	$461	$489

NOTE 5. Net Income (Loss) Per Share

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

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(146)	$(590)
Denominator – Weighted average shares

Denominator for basic and diluted net loss per share	749	734

Net loss per share:
Basic	$(0.19)	$(0.80)
Diluted	$(0.19)	$(0.80)

Potential shares from outstanding stock options and restricted stock awards totaling approximately 56 million were not included in the net loss per share calculation for the first quarter of 2013 because their inclusion would have been anti-dilutive.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 32 million and (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the first quarter of 2012 because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of March 30, 2013 and December 29, 2012 were as follows:

	March 30, 2013	December 29, 2012
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$115	$402
Commercial paper	210	75

Total classified as cash equivalents	$325	$477

Classified as current marketable securities:
Commercial paper	$472	$324
Time deposits	75	100
Auction rate securities	15	28
Marketable equity security	—	1

Total classified as current marketable securities	$562	$453

Classified as long-term marketable securities:
Money market funds	$—	$13
Corporate bonds	180	168

Total classified as long-term marketable securities	$180	$181

Classified as other assets:
Money market funds	$10	$10
Mutual funds	13	14

Total classified as other assets	$23	$24

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of each of March 30, 2013 and December 29, 2012, the Company had approximately $10 million of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

At March 30, 2013 and December 29, 2012, the Company had approximately $13 million and $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these investments.

The Company did not realize any gain or loss on sales of available-for-sale securities of approximately $14 million during the quarter ended March 30, 2013. The cost of securities sold is determined based on the specific identification method.

The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of March 30, 2013 was $15 million (par value $22 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months.

The Company intends to hold its long-term marketable securities for greater than one year and does not intend to use them in current operations.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

All contractual maturities of the Company’s available-for-sale marketable debt securities as of March 30, 2013 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2036 to December 2050. The Company’s long-term marketable securities include corporate bonds. The corporate bonds have maximum stated maturities of two years, and the Company intends to invest the money market funds into corporate bonds with maturities of greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
March 30, 2013
Assets
Classified as cash equivalents:
Money market funds	$115	$115	$—	$—
Commercial paper	210	—	210	—

Total classified as cash equivalents	$325	$115	$210	$—

Classified as current marketable securities:
Commercial paper	$472	$—	$472	$—
Time deposits	75	—	75	—
Auction rate securities	15	—	—	15

Total classified as current marketable securities	$562	$—	$547	$15

Classified as long-term marketable securities:
Corporate bonds	$180	$—	$180	$—

Total classified as long-term marketable securities	$180	$—	$180	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	13	13	—	—

Total classified as other assets	$23	$23	$—	$—

Total assets measured at fair value	$1,090	$138	$937	$15

Liabilities
Classified as accrued liabilities – Foreign currency derivative contracts	$(2)	$—	$(2)	$—

Total liabilities measured at fair value	$(2)	$—	$(2)	$—

December 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$402	$402	$—	$—
Commercial paper	75	—	75	—

Total classified as cash equivalents	$477	$402	$75	$—

Classified as current marketable securities:
Commercial paper	$324	$—	$324	$—

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Time deposits	100	—	100	—
Auction rate securities	28	—	—	28
Marketable equity security	1	1	—	—

Total classified as current marketable securities	$453	$1	$424	$28

Classified as long-term marketable securities:
Money market funds	$13	$13	$—	$—
Corporate bonds	168	—	168	—

Total classified as long-term marketable securities	$181	$13	$168	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	14	14	—	—

Total classified as other assets	$24	$24	$—	$—

Total assets measured at fair value	$1,135	$440	$667	$28

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market funds, commercial paper, time deposits, marketable equity securities, corporate bonds, mutual funds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third party professional pricing service who gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, who use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarters ended March 30, 2013 and March 31, 2012.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of March 30, 2013 and December 29, 2012, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of March 30, 2013 when compared to the fair value as of December 29, 2012. As of March 30, 2013, these Level 3 ARS accounted for approximately one percent of the Company’s total cash, cash equivalents and current marketable securities.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Beginning balance	$28	$38
Redemption	(13)	(6)

Ending balance	$15	$32

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	March 30, 2013	December 29, 2012
Discount rate for periodic interest payments	0.73%	0.84%
Discount rate for principal repayments	1.18%	1.31%
Liquidity discount	0.90%	0.90%
Credit discount	2.00% to 12.00%	2.00% to 12.00%
Estimated period (years)	17 to 20 years	17 to 20 years

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 30, 2013		December 29, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,023	$2,005	$2,019	$1,837

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

NOTE 7. Income Taxes

In the first quarter of 2013, the Company recorded an income tax provision expense of $2 million due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $1 million of tax benefits for Canadian co-op credits and the monetization of U.S. tax credits.

In the first quarter of 2012, the Company recorded an income tax provision benefit of $32 million due to a tax benefit of $36 million relating to the SeaMicro acquisition and a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, offset by $5 million of foreign taxes in profitable locations.

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

As of March 30, 2013, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 30, 2013, in management’s estimate, is not more likely than not to be achieved.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The Company’s gross unrecognized tax benefits decreased by $2 million during the first quarter of 2013 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of March 30, 2013 were approximately $55 million. The Company has recognized $2 million of liabilities for unrecognized tax benefits as of March 30, 2013. There were no material changes to penalties or interest in the first quarter of 2013.

During the twelve months beginning March 31, 2013, the Company believes that it is reasonably possible that there will be no material changes in its unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

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

The Company uses the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers as well as revenue received in connection with the development and sale of game console systems that incorporate the Company’s graphics technology.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net and a charge related to the limited waiver of exclusivity from GF.

The following table provides a summary of net revenue and operating loss by segment and category:

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Net revenue:
Computing Solutions	$751	$1,203
Graphics	337	382
All Other	—	—

Total net revenue	$1,088	$1,585

Operating income (loss):
Computing Solutions	$(39)	$124
Graphics	16	34
All Other	(75)	(738)

Total operating loss	$(98)	$(580)

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Cost of sales	$2	$2
Research and development	13	11
Marketing, general and administrative	9	8

Stock-based compensation expense, net of tax of $0	$24	$21

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
Expected volatility	60.97%	50.74%
Risk-free interest rate	0.61%	0.58%
Expected dividends	0.00%	0.00%
Expected life (in years)	3.83 years	3.79 years

For the quarters ended March 30, 2013 and March 31, 2012, the Company granted 1,327,000 and 1,193,000 employee stock options, respectively, with weighted average grant date fair values per share of $1.17 and $2.20, respectively. In addition, during the first quarter of 2012, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $6.60.

Restricted Stock and Restricted Stock Units

For the quarters ended March 30, 2013 and March 31, 2012, the Company granted 2,447,000 and 830,000 restricted stock units, respectively, with weighted average grant date fair values per share of $2.69 and $6.57, respectively. In addition, during the first quarter of 2012, the Company granted approximately 322,000 shares of restricted stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $4.03.

NOTE 10. Commitments and Contingencies

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those microprocessor and AMD APU products that are commonly referred to as “processors in a box” and has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Changes in the Company’s estimated liability for product warranty during the quarters ended March 30, 2013 and March 31, 2012 are as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Beginning balance	$16	$20
New warranties issued	6	9
Settlements	(6)	(8)
Changes in liability for pre-existing warranties, including expirations	(2)	(1)

Ending balance	$14	$20

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

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to those matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows.

NOTE 11. Hedging Transactions and Derivative Financial Instruments

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

	Quarter Ended
	March 30, 2013	March 31, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(2)	$2
Contracts not designated as hedging instruments
Other income (expense), net	$(1)	$1

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	March 30, 2013	December 29, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(2)	$—
Contracts not designated as hedging instruments	$—	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship, and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of March 30, 2013 and December 29, 2012, the notional value of the Company’s outstanding foreign currency forward contracts was $141 million and $142 million, respectively. All the contracts mature within 12 months, and upon maturity the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of March 30, 2013, the Company’s outstanding contracts were in a $2 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of March 30, 2013, the Company was not required to post any collateral.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

NOTE 12. Restructuring

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The plan was substantially completed as of the end of the first quarter of 2013.

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

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the related liabilities recorded in “Other current liabilities” on the Company’s consolidated balance sheet remaining as of March 30, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 29, 2012	41	17	58
Charges	—	1	1
Cash payments	(21)	(1)	(22)

Balance as of March 30, 2013	20	17	37

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 30, 2013 and March 31, 2012.

	Quarter Ended
	March 30, 2013		March 31, 2012
	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	(3)	(3)	(5)	(5)
Unrealized gains (losses) arising during period, net of tax effect	(1)	(1)	1	1
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect	—	—	1	1

Net current-period other comprehensive income (loss)	(1)	(1)	2	2

Ending balance	(4)	(4)	(3)	(3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; that PC market conditions will remain challenging for the remainder of 2013; the timing of anticipated restructuring charges, cash expenditures, and operational savings related to our 2012 restructuring plan; the level of international sales as compared to total sales; our ability to sell our auction rate securities within the next twelve months; our cash, cash equivalents and marketable securities balance; that our cash, cash equivalents and marketable securities balance and anticipated cash flow from operations and available external financing will be sufficient to fund our operations including capital expenditures and debt repayment over the next twelve months; our hedging strategy; our long term strategy to drive more than 20% of our revenue from the semi-custom and embedded markets by the fourth quarter of 2013 and to drive 40% to 50% of our revenue from these and other faster growth markets in the long term; and our dependence on a small number of customers. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GFs microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions do not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 33 and the “Financial Condition” section beginning on page 26 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI and the ATI logo, AMD Opteron, Mobility, Radeon, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Sony is a trademark of Sony Corporation and PlayStation is a registered trademark of Sony Computer Entertainment Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 29, 2012 and December 31, 2011, and for each of the three years in the period ended December 29, 2012 as filed in our Annual Report on Form 10-K for the year ended December 29, 2012.

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), for the commercial and consumer markets; embedded microprocessors for commercial, commercial client and consumer markets; chipsets; as well as dense servers; and

•	graphics, video and multimedia products for desktop and mobile devices, including mobile PCs and tablets, home media PCs and professional workstations, servers and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter ended March 30, 2013 compared to the quarter ended December 29, 2012 and the quarter ended March 31, 2012, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” our” or “AMD” include these consolidated operating results.

During the first quarter of 2013, we continued to execute our three-step plan to stabilize, accelerate and ultimately transform our business model in response to the changing dynamics of the PC market. As of the end of the first quarter of 2013, we had largely completed our restructuring activities, designed to reduce operating costs and improve efficiency. Also, during the first quarter of 2013, we continued to focus on the second step of our plan, which is accelerating our business in 2013 by executing our 2013 product roadmap. We started volume shipments of our next generation A-Series APU, codenamed “Kabini,” designed for ultrathin notebooks and small form factor machines in the entry and mainstream segments. We also launched our next generation AMD Elite A-Series APUs, codenamed “Richland,” designed to deliver innovative user experiences such as facial log-in and gesture recognition. With respect to our graphics products, we announced our Radeon™ HD 8000M Series graphics, a new series of discrete graphics processors for performance gaming. We also launched AMD FirePro™ R5000 remote workstation-class graphics card, designed to power remote 3D-graphics workflows and full computing experiences over IP networks for data center environments. Also, during the first quarter of 2013, Sony announced that it would use a semi-custom APU based on our “Jaguar” central processing unit core and next-generation Radeon graphics in its Sony PlayStation®4 game console system.

Net revenue for the first quarter of 2013 was $1.09 billion, a 31% decrease from the first quarter of 2012 and a 6% decrease compared to the fourth quarter of 2012. Although we continued to experience a challenging macroeconomic environment and weak consumer demand for end-user PC products, we were able to improve our operating performance in the first quarter of 2013 compared to the fourth quarter of 2012. Our operating loss for the first quarter of 2013 was $98 million compared to $422 million in the fourth quarter of 2012. The improvement in operating performance in the first quarter of 2013 compared to the fourth quarter of 2012 was primarily due to the absence of a lower cost or market (LCM) charge related to GLOBALFOUNDRIES’ (GF’s) waiver of our take-or-pay obligations taken in the fourth quarter of 2012. In addition, our operating results for the first quarter of 2013 included restructuring and other special charges, net, of $47 million and a $5 million charge for amortization of acquired intangible assets. Our operating results for the fourth quarter of 2012 included restructuring and other special charges, net, of $90 million and a $4 million charge for amortization of acquired intangible assets. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our operating loss would have been $46 million for the first quarter of 2013 compared to operating loss of $55 million for the fourth quarter of 2012. This improvement in operating performance was primarily due to lower operating expenses. Also, despite the current macroeconomic environment, we continued to manage operating expenses, which continued to decrease in the first quarter of 2013 compared to the first and fourth quarters of 2012, as well as our balance of cash, cash equivalents and marketable securities, including the long term marketable securities, which as of March 30, 2013, was $1.2 billion, flat compared to December 29, 2012.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, asset impairments, long-lived assets including acquired intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended March 30, 2013 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We use the following two reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•

the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers as well as revenue received in connection with the development and sale of game console systems that incorporate our graphics technology.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges and a charge related to the limited waiver of exclusivity from GF.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 30, 2013, December 29, 2012, and March 31, 2012 consisted of 13 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment and category:

	Quarter Ended
	March 30, 2013	December 29, 2012	March 31, 2012
	(In millions)
Net revenue:
Computing Solutions	$751	$829	$1,203
Graphics	337	326	382
All Other	—	—	—

Total net revenue	$1,088	$1,155	$1,585

Operating income (loss):
Computing Solutions	$(39)	$(323)	$124
Graphics	16	22	34
All Other	(75)	(121)	(738)

Total operating loss	$(98)	$(422)	$(580)

Computing Solutions

Computing Solutions net revenue of $751 million in the first quarter of 2013 decreased by 38% compared to net revenue of $1,203 million in the first quarter of 2012 as a result of a 32% decrease in unit shipments and a 9% decrease in average selling price. Unit shipments of all categories of products decreased. The decrease in the average selling price was primarily attributable to a decrease in average selling price of our microprocessors and chipsets. Unit shipments and average selling price of our products decreased due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in weaker demand for our products.

Computing Solutions net revenue of $751 million in the first quarter of 2013 decreased by 9% compared to $829 million in the fourth quarter of 2012 as a result of a 13% decrease in unit shipments, partially offset by a 4% increase in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessor products for mobile devices and desktop PCs as well as our chipset products. Unit shipments decreased due to decreased demand as a result of seasonality and the market conditions described above. The increase in average selling price was attributable to an increase in average selling price of our microprocessor products primarily due to a shift in our product mix to higher end microprocessor products.

Computing Solutions operating loss was $39 million in the first quarter of 2013 compared to operating income of $124 million in the first quarter of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $175 million decrease in cost of sales, a $69 million decrease in research and development expenses and a $46 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first quarter of 2013 compared to the first quarter of 2012 and a $20 million benefit from sales of previously reserved inventory in the first quarter of 2013. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $39 million in the first quarter of 2013 compared to an operating loss of $323 million in the fourth quarter of 2012. The improvement in operating results was primarily due to a $316 million decrease in cost of sales, a $22 million decrease in research and development expenses and a $10 million decrease in marketing, general and administrative expenses, partially offset by the decrease in revenue referenced above. Cost of sales decreased primarily due to the absence in the first quarter of 2013 of the $273 million LCM charge taken in the fourth quarter of 2012 related to the fee for GF’s waiver of a portion of our wafer purchase obligations for the fourth quarter of 2012, lower unit shipments in the first quarter of 2013 compared to the fourth quarter of 2012 and a $20 million benefit from sales of previously reserved inventory in the first quarter of 2013. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics

Graphics net revenue of $337 million in the first quarter of 2013 decreased by 12% compared to net revenue of $382 million in the first quarter of 2012. The decrease was due to a 24% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by an increase in average selling price. GPU unit shipments decreased due to challenging market conditions, which adversely impacted demand. GPU average selling price increased primarily due to improved product mix. The increase in net revenue in connection with the sale of game console systems that incorporate our graphics technology was primarily attributable to a milestone payment received in the first quarter of 2013.

Graphics net revenue of $337 million in the first quarter of 2013 increased by 3% compared to net revenue of $326 million in the fourth quarter of 2012. The increase was primarily due to an increase in net revenue received in connection with the sale of game console systems that incorporate our graphics technology. The increase in net revenue in connection with the sale of game console systems that incorporate our graphics technology was primarily attributable to a milestone payment received in the first quarter of 2013. Net revenue from sales of GPU products remained flat due to lower unit shipments, which were substantially offset by increased average selling price. GPU unit shipments decreased due to challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics operating income was $16 million in the first quarter of 2013 compared to operating income of $34 million in the first quarter of 2012. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $12 million increase in research and development expenses, partially offset by a $39 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses” below. The decrease in cost of sales was primarily due to lower GPU unit shipments in the first quarter of 2013 compared to the first quarter of 2012.

Graphics operating income was $16 million in the first quarter of 2013 compared to operating income of $22 million in the fourth quarter of 2012. The decline in operating results was primarily due to a $21 million increase in research and development expenses and a $10 million increase in marketing, general and administrative expenses, partially offset by the increase in net revenue referenced above and a $16 million decrease in cost of sales. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below. The decrease in cost of sales was primarily due to lower GPU unit shipments in the first quarter of 2013 compared to the fourth quarter of 2012.

All Other

All Other operating loss of $75 million in the first quarter of 2013 included net restructuring and other special charges of $47 million, stock-based compensation expense of $24 million and $5 million related to amortization of acquired intangible assets.

All Other operating loss of $738 million in the first quarter of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, stock-based compensation expense of $21 million, $8 million of net restructuring and other special charges, $6 million of acquisition costs related to SeaMicro and $1 million related to amortization of acquired intangible assets.

All Other operating loss of $121 million in the fourth quarter of 2012 primarily included net restructuring and other special charges of $90 million, stock-based compensation expense of $23 million and $4 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 92% in the first quarter of 2013 and 93% in the first and fourth quarters of 2012. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 30, 2013	December 29, 2012	March 31, 2012
	(In millions except for percentages)
Cost of sales	$643	$977	$1,558
Gross margin	445	178	27
Gross margin percentage	41%	15%	2%
Research and development	312	313	368
Marketing, general and administrative	179	193	230
Amortization of acquired intangible assets	5	4	1
Restructuring and other special charges, net	47	90	8
Interest income	1	2	2
Interest expense	(44)	(45)	(43)
Other income (expense), net	(3)	(4)	(1)
Provision (benefit) for income taxes	2	4	(32)

Gross Margin

Gross margin as a percentage of net revenue was 41% in the first quarter of 2013 compared to 2% in the first quarter of 2012. Gross margin in the first quarter of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF. Absent the effect of this charge, which we believe is not indicative of our ongoing operating performance, our gross margin would have been 46% in the first quarter of 2012 compared to 41% in the first quarter of 2013. The decline in gross margin was primarily due to lower average selling price for our products and an unfavorable product mix. In addition, gross margin in the first quarter of 2013 included a $20 million benefit from sales of previously reserved inventory, which accounted for two gross margin percentage points.

Gross margin as a percentage of net revenue was 41% in the first quarter of 2013 compared to 15% in the fourth quarter of 2012. Gross margin in the fourth quarter of 2012 included the LCM charge of $273 million. Absent the effect of this charge, which we believe is not indicative of our ongoing operating performance, our gross margin would have been 39% in the fourth quarter of 2012 compared to 41% in first quarter of 2013. Gross margin in the first quarter of 2013 included a $20 million benefit from sales of previously reserved inventory, which accounted for two gross margin percentage points. During the first quarter of 2013 compared to the fourth quarter of 2012, higher average selling price for our products was offset by an unfavorable product mix.

Expenses

Research and Development Expenses

Research and development expenses of $312 million in the first quarter of 2013 decreased by $56 million, or 15%, compared to $368 million in the first quarter of 2012, reflecting the effect of the 2012 restructuring plan and our efforts to reduce operating expenses. The decrease was primarily due to a $69 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $12 million increase in research and development expenses attributable to our Graphics segment. Research and development expenses attributable to our Computing Solutions segment decreased as a result of a $39 million decrease in manufacturing process technology expenses related to GF, a $25 million decrease in product engineering and design costs and a $4 million decrease in other employee compensation and benefit expense. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $9 million increase in product engineering and design costs and a $3 million increase in other employee compensation and benefit expense.

Research and development expenses of $312 million in the first quarter of 2013 remained flat compared to $313 million in the fourth quarter of 2012. A $23 million decrease in research and development expenses attributable to our Computing Solutions segment was substantially offset by a $21 million increase in research and development expenses attributable to our Graphics segment. Research and development expenses attributable to our Computing Solutions segment decreased as a result of a $36 million decrease in product engineering and design costs partially offset by a $13 million increase in other employee compensation and benefit expense. The increase in research and development expenses attributable to our Graphics segment was primarily due to a $14 million increase in product engineering and design costs and a $6 million increase in other employee compensation and benefit expense.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $179 million in the first quarter of 2013 decreased by $51 million, or 22%, compared to $230 million in the first quarter of 2012, reflecting the effect of the 2012 restructuring plan and our efforts to reduce operating expenses. The decrease was primarily due to a $46 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $24 million decrease in sales and marketing activities and a $21 million decrease in other general and administrative expenses.

Marketing, general and administrative expenses of $179 million in the first quarter of 2013 decreased by $14 million, or 7%, compared to $193 million in the fourth quarter of 2012. The decrease was primarily due to a $22 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment partially offset by $10 million increase in marketing, general and administrative expenses attributable to our Graphics segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $12 million decrease in sales and marketing activities and a $10 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics segment increased primarily due to a $10 million increase in other general and administrative expenses.

Restructuring and Other Special Charges, Net

Sale and Leaseback Transactions

In March 2013, we sold and leased back property in Austin, Texas, consisting of land and office buildings. We received net cash proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $216 million. The lease expires in March 2025 and provides for one 10-year optional renewal. We accounted for the transaction as an operating lease.

In March 2013, we also sold and leased back property in Markham, Ontario, Canada, consisting of an office building. We received net cash proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $7 million. The lease expires in March 2014 and provides for one 6-month renewal option. We accounted for the transaction as an operating lease.

The net loss of $46 million related to the sale and leaseback transactions described above was recorded in the “Restructuring and other special charges, net” line item on the condensed consolidated statement of operations.

Effects of Restructuring Plans

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The plan was substantially completed as of the end of the first quarter of 2013. We are currently evaluating further facility consolidations, and depending on the outcome of such evaluation, we may incur additional restructuring charges, which may be material.

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

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the remaining related liabilities recorded in “Other current liabilities” on our condensed consolidated balance sheet as of March 30, 2013:

	Severance and related benefits	Other exit related costs	Total
		(In millions)
Balance as of December 29, 2012	41	17	58
Charges	—	1	1
Cash payments	(21)	(1)	(22)

Balance as of March 30, 2013	20	17	37

Interest Expense

Interest expense of $44 million in the first quarter of 2013 was flat compared to $43 million in the first quarter of 2012 and $45 million in the fourth quarter of 2012.

Other Income (Expense), Net

Other expense, net of $3 million in the first quarter of 2013 was flat compared to $1 million in the first quarter of 2012 and $4 million in the fourth quarter of 2012.

Income Taxes

In the first quarter of 2013, we recorded an income tax provision expense of $2 million due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $1 million of tax benefits for Canadian co-op credits and the monetization of U.S. tax credits.

In the first quarter of 2012, we recorded an income tax provision benefit of $32 million due to a tax benefit of $36 million relating to the SeaMicro acquisition and a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, offset by $5 million of foreign taxes in profitable locations.

Purchase accounting for the SeaMicro acquisition requires the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of our U.S. valuation allowance. This resulted in a discrete income tax provision benefit of approximately $36 million in the first quarter of 2012.

As of March 30, 2013, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 30, 2013, in our estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits decreased by $2 million during the quarter for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of March 30, 2013 were approximately $55 million. We have recognized $2 million of liabilities for unrecognized tax benefits as of March 30, 2013. There were no material changes to penalties or interest in the first quarter of 2013.

During the twelve months beginning March 31, 2013, we believe that it is reasonably possible that there will be no material changes in our unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended
	March 30, 2013	December 29, 2012	March 31, 2012
	(In millions)
Cost of sales	$2	$2	$2
Research and development	13	12	11
Marketing, general and administrative	9	9	8

Stock-based compensation expense, net of tax of $0	$24	$23	$21

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $24 million in the first quarter of 2013 increased by $3 million compared to $21 million in the first quarter of 2012. The increase was primarily due to the additional expense related to the stock options and restricted stock granted in connection with the SeaMicro acquisition on March 23, 2012.

Stock-based compensation expense of $24 million in the first quarter of 2013 remained flat compared to $23 million in the fourth quarter of 2012.

FINANCIAL CONDITION

Liquidity

As of March 30, 2013, our cash, cash equivalents and marketable securities of $1.0 billion remained flat compared to December 29, 2012. During the first quarter of 2013, our net cash proceeds from sales of property and equipment of $178 million were partially offset by a $175 million payment related to our take-or-pay obligation to GF. The percentage of cash, cash equivalents and marketable securities held domestically was 94% as of March 30, 2013.

Our debt and capital lease obligations as of March 30, 2013 were $2.04 billion, which reflected a debt discount adjustment of $57 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

For the first quarter of 2013, our net cash used in operating activities was $155 million and our non-GAAP free cash flow was negative $175 million. For the first quarter of 2012, our net cash provided by operating activities was $107 million and our non-GAAP free cash flow was $67 million. Free cash flow is a non-GAAP measure which we calculated by adjusting GAAP net cash provided (used in) operating activities for capital expenditures, which were $20 million for the first quarter of 2013 and $40 million for the first quarter of 2012. Compared to our non-GAAP free cash flow of $67 million for the first quarter of 2012, the decrease in our non-GAAP free cash flow for the first quarter of 2013 was primarily attributable to a decrease in cash flow from operating activities, partially offset by a $20 million decrease in capital expenditures.

In light of the macroeconomic environment, in the fourth quarter of 2012, we implemented a restructuring plan to reduce our operating expenses and better position us competitively. With our restructuring and available external financing, we believe our cash, cash equivalents and marketable securities balance will be sufficient to fund operations, including capital expenditures, over the next twelve months.

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

As of March 30, 2013, the par value of our ARS was $22 million, with an estimated fair value of $15 million. Total ARS, at fair value, represented 1% of our total investment portfolio as of March 30, 2013.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of March 30, 2013. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $155 million in the first quarter of 2013. A net loss of $146 million was adjusted for non-cash charges consisting primarily of a $66 million of depreciation and amortization expense, a $48 million net loss on disposal of property, plant, and equipment, $24 million of employee stock-based compensation expense and $6 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of March 30, 2013 compared to December 29, 2012 included an increase in inventories of $52 million, primarily in preparation for upcoming product introductions, and an increase in accounts receivable of $14 million, which was primarily due to timing of sales and collections during the first quarter of 2013. During the first quarter of 2013, payable to GF, which included all amounts we owe to GF, decreased by $74 million. The decrease was due to a $175 million payment related to our take-or-pay obligation to GF, offset by an increase of $99 million in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities and other decreased by $12 million primarily due to a $24 million decrease in accrued and other current liabilities, a $24 million decrease in other liabilities and a $11 million decrease in accrued compensation and benefits, partially offset by a $23 million increase in accounts payable and a $23 million increase in deferred income on shipments to our distributor customers.

Net cash provided by operating activities was $107 million in the first quarter of 2012. Net loss of $590 million was adjusted for non-cash charges consisting primarily of a $278 million charge equal to the fair value of our transferred capital stock in GF related to the limited waiver of exclusivity from GF, $63 million of depreciation and amortization expense, $21 million of employee stock-based compensation expense and $6 million of non-cash interest expense. These charges were partially offset by a benefit of $36 million for deferred income taxes. The net changes in operating assets as of March 31, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $40 million, which was primarily due to the timing of sales and collections during the first quarter of 2012. During the first quarter of 2012, payable to GF increased by $384 million. The increase was primarily due to the cash obligation of $275 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other increased by $187 million primarily due to a $157 million increase in trade accounts payable due to the timing of payments, a $15 million increase in deferred income on shipments to our distributor customers, an $8 million increase in accrued compensation and benefits, and an $8 million increase in other liabilities. Prepaid expenses and current assets increased by $41 million primarily due to a $26 million increase in non-trade accounts receivable and $7 million net payments for technology licenses.

Investing Activities

Net cash provided by investing activities was $47 million in the first quarter of 2013. A net cash inflow from sales of property, plant and equipment of $178 million, which consisted primarily of $164 million of net cash proceeds from the sale of our property in Austin, Texas and $13 million of net cash proceeds from the sale of one of our buildings in Markham, Ontario, Canada, was partially offset by net cash outflow of $111 million from purchases, sales and maturity of available for sale securities and cash outflow of $20 million for purchases of property, plant and equipment.

Net cash provided by investing activities was $200 million in the first quarter of 2012. A net cash inflow of $525 million from sale and maturity of available for sale securities was partially offset by a net cash outflow of $281 million related to the acquisition of SeaMicro and a net cash outflow of $39 million for purchases of property, plant and equipment.

Financing Activities

No cash was provided by financing activities in the first quarter of 2013.

Net cash provided by financing activities was $17 million in the first quarter of 2012 primarily due to net proceeds from foreign grants from the Canadian government for research and development activities related to our AMD APU products of $9 million and $9 million from the exercise of employee stock options.

During the first quarters of 2013 and 2012, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of March 30, 2013, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2013	2014	2015	2016	2017	2018 and thereafter
6.00% Convertible Senior Notes due 2015 (1)	$580	$—	$—	$580	$—	$—	$—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	500	—
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
7.50% Senior Notes due 2022	500	—	—	—	—	—	500
Aggregate interest obligation (2)	901	114	152	128	117	115	275
Other long-term liabilities	7	5	—	—	—	—	2
Capital lease obligations (3)	23	4	6	6	6	1	—
Operating leases	388	46	53	45	38	35	171
Purchase obligations (4)	314	272	28	14	—	—	—
Obligations to GF (5)	1,371	1,121	250	—	—	—	—

Total contractual obligations	$5,084	$1,562	$489	$773	$161	$651	$1,448

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.

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

As of March 30, 2013, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $558 million, net of debt discount of $22 million.

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

As of March 30, 2013, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $465 million, net of debt discount of $35 million.

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

As of March 30, 2013, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

We may elect to purchase or otherwise retire the 7.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of 7.50% Senior Notes due 2022 (7.50% Notes). The 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between us and Wells Fargo Bank, National Association, as Trustee.

As of March 30, 2013, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include primarily $3 million of payments due under certain software and technology licenses that will be paid through 2014 and $2 million related to foreign government grants that will be spent through 2014.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 30, 2013, primarily consisted of $13 million of deferred gains resulting from the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our facility in Markham, Ontario, Canada in 2008. Also excluded from other long-term liabilities is $2 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of March 30, 2013. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of March 30, 2013, we had aggregate outstanding capital lease obligations of $21 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 30, 2013 were $388 million, including approximately $239 million of future lease payments and estimated operating costs for a new lease commenced in the first quarter of 2013 related to the sale and leaseback of our Lone Star Campus in Austin, Texas.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of March 30, 2013, total non-cancelable purchase obligations were $314 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF, including approximately $900 million for our wafer purchase commitments for the remainder of 2013 and $250 million for the first quarter of 2014 and other payables under the WSA as described below. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond the first quarter of 2014, but we expect that our future purchases from GF will continue to be material.

Under the third amendment to the WSA, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. Of the $320 million fee, we paid $80 million as of December 29, 2012. The remaining payments are $40 million by April 1, 2013 and $200 million by December 31, 2013. As security for the final payment, we issued a $200 million promissory note to GF. As of March 30, 2013, the outstanding balance under this promissory note was $200 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 29, 2012.

There have not been any material changes in market risk since December 29, 2012.

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

As of March 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs to mobile PCs, and tablets have been one of the fastest growing form factors. Also, ARM-based processors are being used in mobile and embedded electronics products as relatively low cost and small microprocessors and also in form factors such as laptops, tablets and smartphones. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. To the extent consumers adopt new form factors and have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second half of 2012 and in the first quarter of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for the remainder of 2013.

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

We believe that the challenging macroeconomic conditions that we experienced in the second half of 2012 and in the first quarter of 2013 will continue for the remainder of 2013. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. For example, in the first quarter of 2013, Moody’s lowered our senior unsecured debt rating to B2 from B1. Furthermore, in the first quarter of 2013, Standard & Poor lowered our senior unsecured debt rating from B to BB. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We expect the restructuring action will result in operational savings, primarily in operating expenses, of approximately $190 million in 2013. We cannot assure you that we will be able to achieve the level of operational savings that we expect. If our headcount reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships. In addition, we are currently evaluating further facility consolidations, and depending on the outcome of such evaluation, we may incur additional restructuring charges, which may be material.

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

We cannot assure you that these manufacturers or our other third party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing low power or dense server, embedded, and ultraportable and ultra-low-power markets. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. The goal of our long-term strategy is to drive more than 20% of our revenue from the semi-custom and embedded markets by the fourth quarter of 2013 and to drive 40% to 50% of our revenue from these and other faster growth markets in the long term. Despite our efforts, we may not be able to implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. There can be no assurances that our new strategic direction will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. If we do not manage these headcount reductions or facility consolidations effectively, our ability to implement our new business strategy could be adversely impacted.

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

Our debt and capital lease obligations as of March 30, 2013 were $2.04 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes).

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that may provide better performance or may include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. For instance, with the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of our competitor’s integrated graphics and the graphics performance of our APUs. Using a more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency. If competitors introduce competitive new products into the market before us, our business could be adversely affected. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our business.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our revenue in the second half of 2012 and the first quarter of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for the remainder of 2013.

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

Collectively, our top five customers accounted for approximately 51% of our net revenue in the first quarter of 2013. On a segment basis, during the first quarter of 2013, five customers accounted for approximately 60% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 54% of the net revenue of our Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indenture governing our 6.00% Notes also requires us to offer to repurchase these securities upon certain change of control events. As of March 30, 2013, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.00% Notes was $2.1 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our revenue in the second half of 2012 and the first quarter of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for the remainder of 2013.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, European sales have been weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

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

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in various data center facilities around the world about us, our customers, suppliers, partners and other third parties, which our business depends upon. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. We could be subject to litigation and our reputation and brand could be harmed if our information technology systems are compromised and sensitive or confidential information about our customers, suppliers, partners and other third parties is lost or misappropriated. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems, modify or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business. Also, implementing new systems, modifying or upgrading our existing systems could be very costly.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 92% in the first quarter of 2013. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

As of March 30, 2013, the par value of all our auction rate securities, or ARS, was $22 million with an estimated fair value of $15 million. Our ARS consist of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2036 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

A number of jurisdictions including the EU, Australia and China are developing or finalizing market entry or public procurement regulations for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. If such regulations do not contain recommended modifications as proposed by AMD or industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from some of these markets which could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.1	Agreement of Purchase and Sale dated March 11, 2013 between Advanced Micro Devices, Inc. and 7171 Southwest Parkway Holdings, L.P.

10.2	Sublease Agreement dated as of March 26, 2013 between Lantana HP, Ltd. and Advanced Micro Devices, Inc.

10.3	Master Landlord’s Consent to Sublease dated March 26, 2013 between 7171 Southwest Parkway Holdings, L.P., Lantana HP, Ltd. and Advanced Micro Devices, Inc.

10.4	Lease Agreement dated as of March 26, 2013 between 7171 Southwest Parkway Holdings, L.P. and Lantana HP, Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 6, 2013	By:	/S/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer