Form 10-Q
period 2013-06-29
ADVANCED MICRO DEVICES INC
filed 2013-08-01
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of July 29, 2013: 720,015,466

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions, except per share amounts)
Net revenue	$1,161	$1,413	$2,249	$2,998
Cost of sales	702	775	1,345	2,333

Gross margin	459	638	904	665
Research and development	308	345	620	713
Marketing, general and administrative	171	212	350	442
Amortization of acquired intangible assets	4	4	9	5
Restructuring and other special charges, net	5	—	52	8

Operating income (loss)	(29)	77	(127)	(503)
Interest income	2	2	3	4
Interest expense	(42)	(43)	(86)	(86)
Other income (expense), net	(2)	(5)	(5)	(6)

Income (loss) before income taxes	(71)	31	(215)	(591)
Provision (benefit) for income taxes	3	(6)	5	(38)

Net income (loss)	$(74)	$37	$(220)	$(553)

Net income (loss) per share
Basic	$(0.10)	$0.05	$(0.29)	$(0.75)
Diluted	$(0.10)	$0.05	$(0.29)	$(0.75)
Shares used in per share calculation:
Basic	752	739	751	737
Diluted	752	755	751	737

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Net income (loss)	$(74)	$37	$(220)	$(553)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effect of $(1), $(1), $(2) and zero	(2)	(1)	(3)	—
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect of zero	—	—	—	1

Total other comprehensive income (loss)	(2)	(1)	(3)	1

Total comprehensive income (loss)	$(76)	$36	$(223)	$(552)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 29, 2013	December 29, 2012*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$334	$549
Marketable securities	634	453

Total cash and cash equivalents and marketable securities	968	1,002
Accounts receivable, net	670	630
Inventories, net	711	562
Prepaid expenses and other current assets	109	71

Total current assets	2,458	2,265
Long-term marketable securities	149	181
Property, plant and equipment, net	402	658
Acquisition related intangible assets, net	87	96
Goodwill	553	553
Other assets	248	247

Total assets	$3,897	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402	$278
Payable to GLOBALFOUNDRIES	414	454
Accrued liabilities	475	489
Deferred income on shipments to distributors	129	108
Current portion of long-term debt and capital lease obligations	5	5
Other current liabilities	26	63

Total current liabilities	1,451	1,397
Long-term debt and capital lease obligations, less current portion	2,042	2,037
Other long-term liabilities	45	28
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 29, 2013 and December 29, 2012; shares issued: 729 on June 29, 2013 and 722 shares on December 29, 2012; shares outstanding: 720 on June 29, 2013 and 713 shares on December 29, 2012	7	7
Additional paid-in capital	6,848	6,803
Treasury stock, at cost (10 shares on June 29, 2013 and 9 shares on December 29, 2012)	(110)	(109)
Accumulated deficit	(6,380)	(6,160)
Accumulated other comprehensive loss	(6)	(3)

Total stockholders’ equity	359	538

Total liabilities and stockholders’ equity	$3,897	$4,000

*	Amounts as of December 29, 2012 were derived from the December 29, 2012 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(In millions)
Cash flows from operating activities:
Net loss	$(220)	$(553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	—	278
Depreciation and amortization	125	128
Net loss on disposals of property, plant and equipment	47	—
Deferred income taxes	1	(40)
Stock-based compensation expense	44	47
Non-cash interest expense	12	12
Other	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	(39)	177
Inventories	(149)	(355)
Prepaid expenses and other current assets	(42)	(16)
Other assets	(33)	(18)
Payable to GLOBALFOUNDRIES	(40)	484
Accounts payable, accrued liabilities and other	103	45

Net cash provided by (used in) operating activities	(190)	188

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	—	(281)
Purchases of property, plant and equipment	(48)	(79)
Proceeds from sale of property, plant and equipment	181	—
Purchases of available-for-sale securities	(753)	(548)
Proceeds from sales and maturities of available-for-sale securities	593	850
Other	—	(5)

Net cash used in investing activities	(27)	(63)

Cash flows from financing activities:
Net proceeds from foreign grants	2	12
Proceeds from issuance of common stock	2	12
Repayments of debt and capital lease obligations	(2)	(2)
Other	—	(1)

Net cash provided by financing activities	2	21

Net increase (decrease) in cash and cash equivalents	(215)	146

Cash and cash equivalents at beginning of period	549	869

Cash and cash equivalents at end of period	$334	$1,015

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 29, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 29, 2013 and June 30, 2012 each consisted of 13 and 26 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Recently Adopted Accounting Standards. In February 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 became effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this standard during the first quarter of 2013. The adoption of this standard only impacted the presentation of the Company’s condensed consolidated financial statements.

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

Third Amendment to Wafer Supply Agreement. On December 6, 2012, the Company entered into a third amendment to the WSA with GF. Pursuant to the third amendment, the Company modified its wafer purchase commitments for the fourth quarter of 2012 under the second amendment to the WSA. In addition, the Company agreed to certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and APU products to be delivered by GF to the Company during 2013 and through December 31, 2013. Pursuant to the third amendment, the Company committed to purchase a fixed number of production wafers at negotiated prices in the fourth quarter of 2012 and through December 31, 2013. GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, the Company agreed to pay GF a fee of $320 million, of which $80 million was paid on December 31, 2012 and $40 million was paid on April 1, 2013, with the remaining $200 million payable by December 31, 2013, pursuant to a promissory note issued by the Company to GF. As a result, the Company recorded a “lower of cost or market,” or LCM charge, of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012.

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities in the quarter and six months ended June 29, 2013 were approximately $255 million and $524 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and six months ended June 30, 2012 were approximately $415 million and $835 million, respectively.

The Company’s current estimates for wafer purchase obligations to GF under the WSA, as amended, are approximately $1.15 billion in 2013 and $250 million in the first quarter of 2014. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond the first quarter of 2014, but it expects that its future purchases from GF will continue to be material.

NOTE 3. Sale and Leaseback Transactions

In March 2013, the Company sold and leased back property in Austin, Texas, consisting of land and office buildings. The Company received net proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $216 million. The lease expires in March 2025 and provides for one 10-year optional renewal. The Company accounts for the lease as an operating lease.

In March 2013, the Company also sold property in Markham, Ontario, Canada, consisting of an office building, and leased back a portion of the original space. The Company received net proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $7 million. The lease period expires in March 2014 and provides for one 6-month renewal option. The lease also contains an early termination provision, which the Company exercised. The Company accounted for the lease as an operating lease. The lease was terminated effective June 30, 2013.

The net loss of $46 million related to the sale and leaseback transactions described above was recorded as “Restructuring and other special charges, net” on the condensed consolidated statement of operations.

NOTE 4. Supplemental Balance Sheet Information

Accounts Receivable

	June 29, 2013	December 29, 2012
	(In millions)
Accounts receivable	$671	$632
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$670	$630

Inventories

	June 29, 2013	December 29, 2012
	(In millions)
Raw materials	$29	$29
Work in process	516	357
Finished goods	166	176

Total inventories, net	$711	$562

Property, Plant and Equipment

	June 29, 2013	December 29, 2012
	(In millions)
Land and land improvements	$7	$31
Buildings and leasehold improvements	324	591
Equipment	1,510	1,585
Construction in progress	31	11

	1,872	2,218
Accumulated depreciation and amortization	(1,470)	(1,560)

Total property, plant and equipment, net	$402	$658

Accrued Liabilities

	June 29, 2013	December 29, 2012
	(In millions)
Accrued compensation and benefits	$167	$158
Marketing programs and advertising expenses	134	160
Software technology and licenses payable	18	18
Other	156	153

Total accrued liabilities	$475	$489

NOTE 5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding and shares issuable upon exercise of warrants issued by the Company to West Coast Hitech L.P., in connection with the initial GF transaction in 2009. The warrants became exercisable on July 24, 2009.

Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock units and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$(74)	$37	$(220)	$(553)
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	752	739	751	737
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	16	—	—

Denominator for diluted net income (loss) per share	752	755	751	737

Net income (loss) per share:
Basic	$(0.10)	$0.05	$(0.29)	$(0.75)
Diluted	$(0.10)	$0.05	$(0.29)	$(0.75)

Potential shares from outstanding stock options and restricted stock awards totaling approximately 52 million were not included in the net loss per share calculation for the second quarter of 2013 because their inclusion would have been anti-dilutive.

Potential shares from outstanding stock options and restricted stock awards totaling approximately 54 million were not included in the net loss per share calculation for the six months ended June 29, 2013 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 19 million and (ii) issuable under the 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 24 million were not included in the net income per share calculation for the second quarter of 2012 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 18 million and (ii) issuable under the 5.75% Notes totaling 24 million were not included in the net loss per share calculation for the six months ended June 30, 2012 because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of June 29, 2013 and December 29, 2012 were as follows:

	June 29, 2013	December 29, 2012
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$165	$402
Commercial paper	80	75

Total classified as cash equivalents	$245	$477

Classified as current marketable securities:
Commercial paper	$519	$324
Time deposits	100	100
Auction rate securities	15	28
Marketable equity security	—	1

Total classified as current marketable securities	$634	$453

Classified as long-term marketable securities:
Money market funds	$—	$13
Corporate bonds	149	168

Total classified as long-term marketable securities	$149	$181

Classified as other assets:
Money market funds	$18	$10
Mutual funds	13	14

Total classified as other assets	$31	$24

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of June 29, 2013 and December 29, 2012, the Company had approximately $18 million and $10 million of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

At June 29, 2013 and December 29, 2012, the Company had approximately $13 million and $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during the second quarter of 2013. The Company did not realize any gain or loss on sales of available-for-sale securities of approximately $14 million during the six months ended June 29, 2013. The cost of securities sold is determined based on the specific identification method.

The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of June 29, 2013 was $15 million (par value $22 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months.

At June 29, 2013, $149 million of investments were classified as long-term marketable securities. The Company’s intent is to hold such investments for greater than one year and the Company does not intend to use them in current operations. As a result of narrowing investment yields, the Company will continue to re-evaluate its investment strategy related to amounts designated as long-term as such investments mature.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of June 29, 2013 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2036 to December 2050. The Company’s long-term marketable securities currently consist of corporate bonds. The corporate bonds have maximum stated maturities of two years. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
June 29, 2013
Assets
Classified as cash equivalents:
Money market funds	$165	$165	$—	$—
Commercial paper	80	—	80	—

Total classified as cash equivalents	$245	$165	$80	$—

Classified as current marketable securities:
Commercial paper	$519	$—	$519	$—
Time deposits	100	—	100	—
Auction rate securities	15	—	—	15

Total classified as current marketable securities	$634	$—	$619	$15

Classified as long-term marketable securities:
Corporate bonds	$149	$—	$149	$—

Total classified as long-term marketable securities	$149	$—	$149	$—

Classified as other assets:
Money market funds	$18	$18	$—	$—
Mutual funds	13	13	—	—

Total classified as other assets	$31	$31	$—	$—

Total assets measured at fair value	$1,059	$196	$848	$15

Liabilities
Classified as accrued liabilities – Foreign currency derivative contracts	$(5)	$—	$(5)	$—

Total liabilities measured at fair value	$(5)	$—	$(5)	$—

December 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$402	$402	$—	$—
Commercial paper	75	—	75	—

Total classified as cash equivalents	$477	$402	$75	$—

Classified as current marketable securities:
Commercial paper	$324	$—	$324	$—
Time deposits	100	—	100	—
Auction rate securities	28	—	—	28

Marketable equity security	1	1	—	—

Total classified as current marketable securities	$453	$1	$424	$28

Classified as long-term marketable securities:
Money market funds	$13	$13	$—	$—
Corporate bonds	168	—	168	—

Total classified as long-term marketable securities	$181	$13	$168	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	14	14	—	—

Total classified as other assets	$24	$24	$—	$—

Total assets measured at fair value	$1,135	$440	$667	$28

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

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarters or six months ended June 29, 2013 and June 30, 2012.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of June 29, 2013 and December 29, 2012, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of June 29, 2013 when compared to the fair value as of December 29, 2012. As of June 29, 2013, these Level 3 ARS accounted for approximately one percent of the Company’s total cash, cash equivalents and current marketable securities.

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Beginning balance	$15	$32	$28	$38
Redemptions	—	—	(13)	(6)

Ending balance	$15	$32	$15	$32

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	June 29, 2013	December 29, 2012
Discount rate for periodic interest payments	0.69%	0.84%
Discount rate for principal repayments	1.46%	1.31%
Liquidity discount	0.90%	0.90%
Credit discount	2.00% to 12.00%	2.00% to 12.00%
Estimated period (years)	17 to 20 years	17 to 20 years

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	June 29, 2013		December 29, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,027	$2,080	$2,019	$1,837

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

NOTE 7. Income Taxes

The Company recorded an income tax provision of $3 million in the second quarter of 2013 and income tax benefit of $6 million in the second quarter of 2012. For the six months ended June 29, 2013 the Company recorded an income tax provision of $5 million. For the six months ended June 30, 2012 the Company recorded an income tax benefit of $38 million.

In the second quarter of 2013, the income tax provision of $3 million was due to $3 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $1 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits. The $5 million income tax provision recorded in the six months ended June 29, 2013 was due to $5 million of foreign taxes in profitable locations and $2 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $2 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits.

In the second quarter of 2012, the income tax benefit of $6 million was due to $9 million of tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $3 million of foreign taxes in profitable locations. The $38 million income tax benefit recorded in the six months ended June 30, 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction, net of $8 million of foreign taxes in profitable locations.

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of the Company’s U.S. valuation allowance. This resulted in a discrete income tax benefit of approximately $36 million in the first quarter of 2012.

As of June 29, 2013, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 29, 2013, in management’s estimate, is not more likely than not to be achieved.

The Company’s unrecognized tax benefits decreased by $1 million during the second quarter of 2013 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of June 29, 2013 were approximately $54 million. The Company has recognized $3 million of liabilities for unrecognized tax benefits as of June 29, 2013. Accrued interest related to unrecognized tax benefits decreased by $2 million in the second quarter of 2013 due to the expiration of the statute of limitations in a foreign location. There were no material changes to penalties in the second quarter of 2013.

During the twelve months beginning June 29, 2013, the Company believes that it is reasonably possible that there will be no material changes in its unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

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

Reportable Segment Name Change. During the second quarter of 2013, the Graphics segment was renamed as the “Graphics and Visual Solutions” segment. Management believes that the new reportable segment nomenclature provides greater clarity on the product lines that comprise this segment and reflects the growing importance of gaming and semi-custom offerings to AMD. There is no change to the composition of this reportable segment from what the Company previously reported for the Graphics segment.

The Company uses the following two reportable segments:

•

the Computing Solutions segment, which includes x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which includes graphics processing units (GPU), including professional graphics, and semi-custom products, as well as revenue received in connection with development services and game console royalties.

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

The following table provides a summary of net revenue and operating income (loss) by segment and category:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Net revenue:
Computing Solutions	$841	$1,046	$1,592	$2,249
Graphics and Visual Solutions	320	367	657	749

Total net revenue	$1,161	$1,413	$2,249	$2,998

Operating income (loss):
Computing Solutions	$2	$82	$(37)	$206
Graphics and Visual Solutions	—	31	16	65
All Other	(31)	(36)	(106)	(774)

Total operating income (loss)	$(29)	$77	$(127)	$(503)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Cost of sales	$1	$2	$3	$4
Research and development	10	14	23	25
Marketing, general and administrative	9	10	18	18

Stock-based compensation expense, net of tax of $0	$20	$26	$44	$47

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected volatility	57.18%	53.58%	59.08%	52.16%
Risk-free interest rate	0.58%	0.49%	0.60%	0.54%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.83 years	3.79 years	3.83 years	3.79 years

The Company did not grant any employee stock options during the quarter ended June 29, 2013. For the quarter ended June 30, 2012, the Company granted 5,853,000 employee stock options with weighted average grant date fair values per share of $2.34. For the six months ended June 29, 2013 and June 30, 2012, the Company granted 1,327,000 and 7,046,000 employee stock options, respectively, with weighted average grant date fair values per share of $1.17 and $2.32, respectively. In addition, during the six months ended June 30, 2012, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $6.60.

Restricted Stock and Restricted Stock Units

For the quarters ended June 29, 2013 and June 30, 2012, the Company granted 14,149,000 and 13,206,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.91 and $5.97, respectively. For the six months ended June 29, 2013 and June 30, 2012, the Company granted 16,596,000 and 14,036,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.73 and $6.01, respectively. In addition, during the six months ended June 30, 2012, the Company granted approximately 322,000 shares of restricted stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average estimated grant date fair values per share of $4.03.

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

Changes in the Company’s estimated liability for product warranty during the quarters and six months ended June 29, 2013 and June 30, 2012 are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Beginning balance	$14	$20	$16	$20
New warranties issued	6	16	12	25
Settlements	(5)	(16)	(11)	(24)
Changes in liability for pre-existing warranties, including expirations	(1)	(2)	(3)	(3)

Ending balance	$14	$18	$14	$18

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

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(2)	$(1)	$(4)	$1
Research and development	—	(1)	—	(1)
Contracts not designated as hedging instruments
Other income (expense), net	$(1)	$(1)	$(2)	$—

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	June 29, 2013	December 29, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(4)	$—
Contracts not designated as hedging instruments	$(1)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship, and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of June 29, 2013 and December 29, 2012, the notional value of the Company’s outstanding foreign currency forward contracts was $137 million and $142 million, respectively. All the contracts mature within 12 months, and upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of June 29, 2013, the Company’s outstanding contracts were in a $5 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of June 29, 2013, the Company was not required to post any collateral.

NOTE 12. Restructuring

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. In the second quarter of 2013, the Company incurred costs of $10 million related to its exit from a portion of its facility in Sunnyvale, California, partially offset by the release of employee severance costs of $5 million. The plan was substantially completed as of the end of the second quarter of 2013.

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

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the related liabilities recorded in “Other current liabilities” on the Company’s consolidated balance sheets remaining as of June 29, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	10	5
Cash payments	(32)	(17)	(49)

Balance as of June 29, 2013	$4	$10	$14

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the quarters and six months ended June 29, 2013 and June 30, 2012.

	Quarter Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(4)	$(4)	$(3)	$(3)	$(3)	$(3)	$(5)	$(5)
Unrealized gains (losses) arising during period, net of tax effect	(2)	(2)	(1)	(1)	(3)	(3)	—	—
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect	—	—	—	—	—	—	1	1

Total other comprehensive income (loss)	(2)	(2)	(1)	(1)	(3)	(3)	1	1

Ending balance	$(6)	$(6)	$(4)	$(4)	$(6)	$(6)	$(4)	$(4)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; that PC market conditions will remain challenging for at least the next 12 to 18 months; operational savings related to our 2012 restructuring plan; the level of international sales as compared to total sales; our ability to sell our auction rate securities within the next twelve months; that our cash, cash equivalents and marketable securities balance and available external financing will be sufficient to fund our operations, including capital expenditures, over the next twelve months; our hedging strategy; our expectation that more than 20% of our revenue in the fourth quarter of 2013 will be from the semi-custom and embedded markets, and our longer-term strategy to drive 40% to 50% of our revenue from these and other faster growth markets; that as we transition to our semi-custom business model, royalty revenue will decline and gross margin for the semi-custom business will be lower than our overall gross margin; that we expect inventory to increase to approximately $800 million for the third quarter of 2013 and to remain at approximately that level for the coming quarters, primarily because of semi-custom product builds; and our dependence on a small number of customers for our computing solutions and graphics products, including our semi-custom products. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to continue to invest in research and development; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions, including PC market conditions, will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 36 and the “Financial Condition” section beginning on page 28 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•	graphics processing units (GPU), including professional graphics, semi-custom products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and six months ended June 29, 2013 compared to the quarter ended March 30, 2012 and the quarter and six months ended June 30, 2012, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” “our,” or “AMD” include these consolidated operating results.

During the second quarter of 2013, we continued to execute our three-step plan to restructure, accelerate and ultimately transform our business model in response to the changing dynamics of the market. As of the end of the second quarter of 2013, we substantially completed our restructuring activities, designed to reduce operating costs and improve efficiency. Operating expenses decreased from $543 million in the first quarter of 2013 to $488 million in the second quarter of 2013. We also continued to focus on the second step of our plan, which is accelerating our business by executing our product roadmap. During the second quarter of 2013, Microsoft announced the Xbox One, its next-generation gaming console featuring a semi-custom, System-on-Chip (SOC) AMD APU. AMD technology is incorporated into the Nintendo Wii U, Sony PS4™ and Microsoft Xbox One—the three next generation game console systems. For the traditional PC market, we introduced several new client processors during the second quarter of 2013: the AMD Elite Performance, AMD Mainstream and AMD Elite Mobility APUs, formerly codenamed “Richland,” “Kabini” and “Temash,” which offer improved performance and power efficiency compared to prior AMD APUs. We also launched the AMD OpteronTM X-Series processors for servers and the AMD Embedded G-Series SOC. With respect to our GPU products, we launched the AMD Radeon ™ HD 7990 and HD 8970M, our desktop and notebook graphics solutions for performance gaming.

Net revenue for the second quarter of 2013 was $1.16 billion, an 18% decrease from the second quarter of 2012 and a 7% increase compared to the first quarter of 2013. Although we continued to experience a challenging macroeconomic environment in the second quarter of 2013, we were able to improve our financial results compared to the first quarter of 2013. Net revenue for the second quarter of 2013 of $1.16 billion increased 7% compared to the first quarter of 2013, driven by a 12% increase in Computing Solutions segment net revenue, partially offset by a 5% decrease in the Graphics and Visual Solutions segment net revenue. Computing Solutions segment net revenue increased due to increased unit shipments primarily driven by demand for our new “Kabini” and “Temash” APUs, as well as our latest AMD Opteron processors. In addition, we improved our operating performance. Our operating loss for the second quarter of 2013 was $29 million compared to $98 million in the first quarter of 2013. Our operating results for the second and first quarters of 2013 included restructuring and other special charges, net, of $5 million and $47 million, respectively, and charges for amortization of acquired intangible assets of $4 million and $5 million, respectively. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our operating loss would have been $20 million for the second quarter of 2013 compared to $46 million for the first quarter of 2013. This improvement in operating performance was primarily due to higher revenue and lower operating expenses. Also, despite the macroeconomic environment during the second quarter of 2013, we continued to manage our balance of cash, cash equivalents and marketable securities, including long-term marketable securities, which as of June 29, 2013, was $1.1 billion, approximately flat compared to March 30, 2013.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter and six months ended June 29, 2013 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Reportable Segment Name Change. During the second quarter of 2013, we renamed our Graphics segment to the “Graphics and Visual Solutions” segment. We believe that the new reportable segment nomenclature provides greater clarity on the product lines that comprise this segment and reflects the growing importance of our gaming and semi-custom offerings to AMD. There is no change to the composition of this reportable segment from what we previously reported for the Graphics segment.

We use the following two reportable segments:

•

the Computing Solutions segment, which includes x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which includes graphics processing units (GPU), including professional graphics, and semi-custom products, as well as revenue received in connection with development services and game console royalties.

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 29, 2013, March 30, 2013, and June 30, 2012 consisted of 13 weeks. The six months ended June 29, 2013 and June 30, 2012 consisted of 26 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment and category:

	Quarter Ended			Six Months Ended
	June 29, 2013	March 30, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Net revenue:
Computing Solutions	$841	$751	$1,046	$1,592	$2,249
Graphics and Visual Solutions	320	337	367	657	749

Total net revenue	$1,161	$1,088	$1,413	$2,249	$2,998

Operating income (loss):
Computing Solutions	$2	$(39)	$82	$(37)	$206
Graphics and Visual Solutions	—	16	31	16	65
All Other	(31)	(75)	(36)	(106)	(774)

Total operating income (loss)	$(29)	$(98)	$77	$(127)	$(503)

Computing Solutions

Computing Solutions net revenue of $841 million in the second quarter of 2013 decreased by 20% compared to net revenue of $1,046 million in the second quarter of 2012 as a result of a 16% decrease in unit shipments and a 5% decrease in average selling price. The decrease in unit shipments was primarily attributable to a decrease in unit shipments of our microprocessors for desktop PCs and chipset products. The decrease in the average selling price was primarily attributable to a decrease in average selling price of our microprocessors for mobile devices and servers. Unit shipments and average selling price of our products decreased due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing Solutions net revenue of $841 million in the second quarter of 2013 increased by 12% compared to $751 million in the first quarter of 2013 as a result of an 18% increase in unit shipments, partially offset by a 5% decrease in average selling price. Unit shipments of all categories of products increased. The increase in unit shipments was primarily driven by demand for our new Kabini and Temash APUs for mobile devices and desktop PCs and our latest AMD Opteron 6300 series of products for servers. The decrease in average selling price was primarily attributable to a decrease in average selling price for our microprocessor products for mobile devices, desktop PCs and servers.

Computing Solutions net revenue of $1,592 million for the first six months of 2013 decreased by 29% compared to net revenue of $2,249 million for the first six months of 2012 as a result of a 24% decrease in unit shipments and a 7% decrease in average selling price. Unit shipments of all categories of products decreased. The decrease in the average selling price was primarily attributable to a decrease in average selling price of our microprocessor and chipset products. Unit shipments and average selling price decreased due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing Solutions operating income was $2 million in the second quarter of 2013 compared to operating income of $82 million in the second quarter of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $44 million decrease in cost of sales, a $42 million decrease in marketing, general and administrative expenses and a $38 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in the second quarter of 2013 compared to the second quarter of 2012. In addition, the second quarter of 2013 included an $11 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $2 million in the second quarter of 2013 compared to an operating loss of $39 million in the first quarter of 2013. The improvement in operating results was primarily due to the increase in revenue referenced above and a $9 million decrease in marketing, general and administrative expenses, partially offset by a $59 million increase in cost of sales. Cost of sales increased primarily due to higher unit shipments in the second quarter of 2013 compared to the first quarter of 2013. In addition, the second quarter of 2013 included an $11 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $20 million benefit in the first quarter of 2013. Marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $37 million in the first six months of 2013 compared to operating income of $206 million in the first six months of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $219 million decrease in cost of sales, a $107 million decrease in research and development expenses and an $88 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first six months of 2013 compared to the first six months of 2012. In addition, operating loss for the six months ended June 29, 2013 included a $31 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions

Graphics and Visual Solutions net revenue of $320 million in the second quarter of 2013 decreased by 13% compared to net revenue of $367 million in the second quarter of 2012. The decrease was primarily due to a 20% decrease in net revenue from sales of GPU products partially offset by net revenue received in connection with sales of our semi-custom products. Net revenue from sales of GPU products decreased due to a decrease in unit shipments partially offset by an increase in average selling price. GPU unit shipments decreased due to challenging market conditions, which adversely impacted demand. GPU average selling price increased primarily due to improved product mix.

Graphics and Visual Solutions net revenue of $320 million in the second quarter of 2013 decreased by 5% compared to net revenue of $337 million in the first quarter of 2013. The decrease was primarily due to a decrease in game console royalties due to a milestone payment received in the first quarter of 2013, partially offset by an increase in net revenue received in connection with sales of our semi-custom products. Net revenue from sales of GPU products was flat with an increase in GPU unit shipments offset by a decrease in GPU average selling price.

Graphics and Visual Solutions net revenue of $657 million in the first six months of 2013 decreased by 12% compared to net revenue of $749 million in first six months of 2012. The decrease was due to a 22% decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with sales of our semi-custom products, development services and game console royalties. Net revenue from sales of GPU products decreased due to lower unit shipments partially offset by an increase in average selling price. GPU unit shipments decreased due to challenging market conditions, which adversely impacted demand. GPU average selling price increased primarily due to improved product mix.

Graphics and Visual Solutions operating income was breakeven in the second quarter of 2013 compared to operating income of $31 million in the second quarter of 2012. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $23 million decrease in cost of sales. The decrease in cost of sales was primarily due to lower GPU unit shipments in the second quarter of 2013 compared to the second quarter of 2012.

Graphics and Visual Solutions operating income was breakeven in the second quarter of 2013 compared to operating income of $16 million in the first quarter of 2013. The decline in operating results was primarily due to the decrease in net revenue referenced above.

Graphics and Visual Solutions operating income was $16 million in the first six months of 2013 compared to operating income of $65 million in the first six months of 2012. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $16 million increase in research and development expenses, partially offset by a $61 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses” below. The decrease in cost of sales was primarily due to lower GPU unit shipments in the first six months of 2013 compared to the first six months of 2012.

As we transition to shipping a greater number of semi-custom products, we expect net revenue from royalty payments to decline.

All Other

All Other operating loss of $31 million in the second quarter of 2013 included stock-based compensation expense of $20 million, net restructuring charges of $5 million and $4 million related to amortization of acquired intangible assets.

All Other operating loss of $75 million in the first quarter of 2013 included net restructuring and other special charges of $47 million, stock-based compensation expense of $24 million and $5 million related to amortization of acquired intangible assets.

All Other operating loss of $106 million in the first six months of 2013 included net restructuring and other special charges of $52 million, stock-based compensation expense of $44 million and $9 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 93% in the second quarter of 2013, 93% in the second quarter of 2012 and 92% in the first quarter of 2013. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 29, 2013	March 30, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions except for percentages)
Cost of sales	$702	$643	$775	$1,345	$2,333
Gross margin	459	445	638	904	665
Gross margin percentage	40%	41%	45%	40%	22%
Research and development	308	312	345	620	713
Marketing, general and administrative	171	179	212	350	442
Amortization of acquired intangible assets	4	5	4	9	5
Restructuring and other special charges, net	5	47	—	52	8
Interest income	2	1	2	3	4
Interest expense	(42)	(44)	(43)	(86)	(86)
Other income (expense), net	(2)	(3)	(5)	(5)	(6)
Provision (benefit) for income taxes	3	2	(6)	5	(38)

Gross Margin

Gross margin as a percentage of net revenue was 40% in the second quarter of 2013 compared to 45% in the second quarter of 2012. Gross margin in the second quarter of 2013 included an $11 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point. Gross margin in the second quarter of 2012 included a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of the charge described above, which we believe is not indicative of our ongoing operating performance, our gross margin would have been 46% in the second quarter of 2012. The decline in gross margin was primarily due to lower average selling price for our microprocessors for mobile devices and servers.

Gross margin as a percentage of net revenue was 40% in the second quarter of 2013 compared to 41% in the first quarter of 2013. Gross margin in the second quarter of 2013 included an $11 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point as compared to a similar $20 million benefit in the first quarter of 2013, which accounted for two gross margin percentage points.

Gross margin as a percentage of net revenue was 40% in the first six months of 2013 compared to 22% in the first six months of 2012. Gross margin in the first six months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF and a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 46% in the first six months of 2012 compared to 40% in the first six months of 2013. In addition, gross margin in the first six months of 2013 included a $31 million benefit from sales of inventory that was previously reserved in the third quarter of 2012. The decline in gross margin was primarily due to lower average selling price for our microprocessor and chipset products.

Expenses

Research and Development Expenses

Research and development expenses of $308 million in the second quarter of 2013 decreased by $37 million, or 11%, compared to $345 million in the second quarter of 2012, reflecting our efforts to reduce operating expenses pursuant to the 2012 restructuring plan. The decrease was primarily due to a $38 million decrease in research and development expenses attributable to our Computing Solutions segment as a result of a $48 million decrease in product engineering and design costs, partially offset by a $10 million increase in other employee compensation and benefit expense.

Research and development expenses of $308 million in the second quarter of 2013 remained relatively flat compared to $312 million in the first quarter of 2013.

Research and development expenses of $620 million in the first six months of 2013 decreased by $93 million, or 13%, compared to $713 million in the first six months of 2012, reflecting our efforts to reduce operating expenses pursuant to the 2012 restructuring plan. The decrease was primarily due to a $107 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $16 million increase in research and development expenses attributable to our Graphics and Visual Solutions segment. Research and development expenses attributable to our Computing Solutions segment decreased as a result of a $77 million decrease in product engineering and design costs and a $36 million decrease in manufacturing process technology expenses related to GF, partially offset by a $6 million increase in other employee compensation and benefit expense. The increase in research and development expenses attributable to our Graphics and Visual Solutions segment was primarily due to an $8 million increase in other employee compensation and benefit expense and a $6 million increase in product engineering and design costs.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $171 million in the second quarter of 2013 decreased by $41 million, or 19%, compared to $212 million in the second quarter of 2012, reflecting our efforts to reduce operating expenses pursuant to the 2012 restructuring plan. The decrease was primarily due to a $42 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment as a result of a $30 million decrease in sales and marketing activities and a $12 million decrease in other general and administrative expenses.

Marketing, general and administrative expenses of $171 million in the second quarter of 2013 decreased by $8 million, or 4%, compared to $179 million in first quarter of 2013. The decrease was primarily due to a $9 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment as a result of a $4 million decrease in other employee compensation and benefit expense, a $3 million decrease in sales and marketing activities and a $2 million decrease in other general and administrative expenses.

Marketing, general and administrative expenses of $350 million in the first six months of 2013 decreased by $92 million, or 21%, compared to $442 million in the first six months of 2012, reflecting our efforts to reduce operating expenses pursuant to the 2012 restructuring plan. The decrease was primarily due to an $88 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment as a result of a $57 million decrease in sales and marketing activities and a $34 million decrease in other general and administrative expenses, partially offset by $3 million increase in other employee compensation and benefit expense.

Restructuring and Other Special Charges, Net

Sale and Leaseback Transactions

In March 2013, we sold and leased back property in Austin, Texas, consisting of land and office buildings. We received net cash proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $216 million. The lease expires in March 2025 and provides for one 10-year optional renewal. We account for the transaction as an operating lease.

In March 2013, we also sold property in Markham, Ontario, Canada, consisting of an office building, and leased back a portion of the original space. We received net cash proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the carrying value of the property sold of $7 million. The lease period expires in March 2014 and provides for one 6-month renewal option. The lease also contains an early termination provision, which we exercised. We accounted for the transaction as an operating lease. The lease was terminated effective June 30, 2013.

The net loss of $46 million related to the sale and leaseback transactions described above was recorded in the “Restructuring and other special charges, net” line item on the condensed consolidated statement of operations.

Effects of Restructuring Plans

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. In the second quarter of 2013, we incurred costs of $10 million related to the exit of a portion of our facility in Sunnyvale, California, partially offset by the release of employee severance costs of $5 million. The plan was substantially completed as of the end of the second quarter of 2013.

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

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the remaining related liabilities recorded in “Other current liabilities” on our condensed consolidated balance sheet as of June 29, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	10	5
Cash payments	(32)	(17)	(49)

Balance as of June 29, 2013	$4	$10	$14

Interest Expense

Interest expense of $42 million in the second quarter of 2013 was flat compared to $43 million in the second quarter of 2012 and $44 million in the first quarter of 2013.

Interest expense of $86 million in the first six months of 2013 was flat compared to $86 million in the first six months of 2012.

Other Income (Expense), Net

Other expense, net of $2 million in the second quarter of 2013 decreased by $3 million compared to $5 million in the second quarter of 2012 mainly due to fluctuation of foreign currency exchange rates.

Other expense, net of $2 million in the second quarter of 2013 was flat compared to $3 million in the first quarter of 2013.

Other expense, net of $5 million in the first six months of 2013 was flat compared to $6 million in the first six months of 2012.

Income Taxes

We recorded an income tax provision of $3 million in the second quarter of 2013 and an income tax benefit of $6 million in the second quarter of 2012. For the six months ended June 29, 2013 we recorded an income tax provision of $5 million. For the six months ended June 30, 2012 we recorded an income tax benefit of $38 million.

In the second quarter of 2013, the income tax provision of $3 million was due to $3 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $1 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits. The $5 million income tax provision recorded in the six months ended June 29, 2013 was due to $5 million of foreign taxes in profitable locations and $2 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $2 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits.

In the second quarter of 2012, the income tax benefit of $6 million was due to $9 million of tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $3 million of foreign taxes in profitable locations. The $38 million income tax benefit recorded in the six months ended June 30, 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction, net of $8 million of foreign taxes in profitable locations.

Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of our U.S. valuation allowance. This resulted in a discrete income tax benefit of approximately $36 million in the first quarter of 2012.

As of June 29, 2013, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 29, 2013, in our estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits decreased by $1 million during the second quarter of 2013 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of June 29, 2013 were approximately $54 million. We have recognized $3 million of liabilities for unrecognized tax benefits as of June 29, 2013. Accrued interest related to unrecognized tax benefits decreased by $2 million in the second quarter of 2013 due to the expiration of the statute of limitations in a foreign location. There were no material changes to penalties in the second quarter of 2013.

During the twelve months beginning June 29, 2013, we believe that it is reasonably possible that there will be no material changes in our unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Six Months Ended
	June 29, 2013	March 30, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Cost of sales	$1	$2	$2	$3	$4
Research and development	10	13	14	23	25
Marketing, general and administrative	9	9	10	18	18

Stock-based compensation expense, net of tax of $0	$20	$24	$26	$44	$47

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $20 million in the second quarter of 2013 decreased by $6 million compared to $26 million in the second quarter of 2012. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2012 restructuring plan.

Stock-based compensation expense of $20 million in the second quarter of 2013 decreased by $4 million compared to $24 million in the first quarter of 2013 mainly due to a lower weighted average grant date fair value and timing of the grants.

Stock-based compensation expense of $44 million in the first six months of 2013 decreased by $3 million compared to $47 million in the first six months of 2012. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2012 restructuring plan, partially offset by the additional expense related to stock options and restricted stock granted in connection with the SeaMicro acquisition on March 23, 2012.

FINANCIAL CONDITION

Liquidity

As of June 29, 2013, our cash, cash equivalents and marketable securities of approximately $1.0 billion remained flat compared to December 29, 2012. During the six months ended June 29, 2013, our net cash proceeds from sales of property and equipment of $181 million were partially offset by a $215 million payment related to our take-or-pay obligation to GF and cash outflow of $48 million for purchases of property, plant and equipment. The percentage of cash, cash equivalents and marketable securities held domestically was 92% as of June 29, 2013.

Our debt and capital lease obligations as of June 29, 2013 were $2.05 billion, which reflected a debt discount adjustment of $53 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

For the six months ended June 29, 2013, our net cash used in operating activities was $190 million and our non-GAAP free cash flow was negative $238 million. For the six months ended June 30, 2012, our net cash provided by operating activities was $188 million and our non-GAAP free cash flow was $109 million. Free cash flow is a non-GAAP measure which we calculated by adjusting GAAP net cash provided (used in) operating activities for capital expenditures, which were $48 million for the first six months of 2013 and $79 million for the first six months of 2012. Compared to our non-GAAP free cash flow of $109 million for the first six months of 2012, the decrease in our non-GAAP free cash flow for the first six months of 2013 was primarily attributable to a decrease in cash flow from operating activities, partially offset by a $31 million decrease in capital expenditures.

In light of the macroeconomic environment, in the fourth quarter of 2012, we implemented a restructuring plan to reduce our operating expenses and better position us competitively. With the anticipated reduction in operating expenses as a result of the 2012 restructuring plan and available external financing, we believe our cash, cash equivalents and marketable securities balance will be sufficient to fund operations, including capital expenditures, over the next twelve months.

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

As of June 29, 2013, the par value of our ARS was $22 million, with an estimated fair value of $15 million. Total ARS, at fair value, represented 1% of our total investment portfolio as of June 29, 2013.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of June 29, 2013. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $190 million in the first six months of 2013. A net loss of $220 million was adjusted for non-cash charges consisting primarily of $125 million of depreciation and amortization expense, a $47 million net loss on disposal of property, plant and equipment, $44 million of employee stock-based compensation expense and $12 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of June 29, 2013 compared to December 29, 2012 included an increase in inventories of $149 million, primarily due to the ramp of semi-custom products and new products for the traditional PC market, an increase in prepaid expenses and other current assets of $42 million, primarily due to an increase in non-trade receivables of $27 million and new maintenance contracts of $29 million, partially offset by a periodic amortization of the maintenance contracts of $14 million, an increase in accounts receivable of $39 million, which was primarily due to timing of sales and collections during the first six months of 2013, and an increase in other assets of $33 million. During the first six months of 2013, accounts payable, accrued liabilities and other increased by $103 million primarily due to a $124 million increase in accounts payable driven by timing of purchases and payments, a $21 million increase in deferred income on shipments to our distributor customers and a $9 million increase in accrued compensation and benefits, partially offset by a $34 million decrease in accrued and other current liabilities and a $17 million decrease in other liabilities. Payable to GF, which included all amounts we owe to GF, decreased by $40 million. The decrease was due to payments of $215 million related to our take-or-pay obligation to GF, offset by an increase of $175 million in the amount of billings related to wafer purchases.

Net cash provided by operating activities was $188 million in the first six months of 2012. A net loss of $553 million was adjusted for non-cash charges consisting primarily of a $278 million non-cash charge equal to the fair value of our transferred capital stock in GF related to the limited waiver of exclusivity from GF, $128 million of depreciation and amortization expense, $47 million of stock-based compensation expense and $12 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by $40 million of benefit for deferred income taxes. The net changes in operating assets as of June 30, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $177 million and an increase in inventories of $355 million, which were primarily due to lower sales during the first six months of 2012. During the first six months of 2012, payables to GF increased by $484 million due to an increase of $259 million in the amount of billings related to wafer purchases and the remaining cash obligation of $225 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other increased by $45 million primarily due to a $102 million increase in trade accounts payable due to the timing of payments, partially offset by a $65 million decrease in accrued and other current liabilities. Prepaid expenses and other current assets increased by $16 million and other assets increased by $18 million primarily due to acquisition of new software and technology licenses.

Investing Activities

Net cash used in investing activities was $27 million in the first six months of 2013. A net cash inflow from sales of property, plant and equipment of $181 million, which consisted primarily of $164 million of net cash proceeds from the sale of our property in Austin, Texas and $13 million of net cash proceeds from the sale of one of our buildings in Markham, Ontario, Canada, was partially offset by net cash outflow of $160 million from purchases, sales and maturity of available for sale securities and cash outflow of $48 million for purchases of property, plant and equipment.

Net cash used in investing activities was $63 million in the first six months of 2012. We had a net cash inflow of $302 million from purchases, sales and maturity of available-for-sale securities, partially offset by a net cash outflow of $281 million related to the acquisition of SeaMicro and a cash outflow of $79 million for purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $2 million in the first six months of 2013 primarily due to $2 million in net proceeds from U.S. government grants for research and development activities and $2 million from the exercise of employee stock options, offset by repayment of capital lease obligations of $2 million.

Net cash provided by financing activities was $21 million in the first six months of 2012 primarily due to net proceeds from foreign government grants of $12 million from the Canadian government for research and development activities related to our Fusion products and from the Chinese government for our local microprocessor assembly, test and packaging facilities, and $12 million from the exercise of employee stock options, partially offset by repayment of capital lease obligations of $2 million.

During the first six months of 2013 and 2012, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of June 29, 2013, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	Remainder of 2013	2014	2015	2016	2017	2018 and thereafter
6.00% Convertible Senior Notes due 2015 (1)	$580	$—	$—	$580	$—	$—	$—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	500	—
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
7.50% Senior Notes due 2022	500	—	—	—	—	—	500
Aggregate interest obligation (2)	862	76	152	128	117	115	274
Other long-term liabilities	30	—	6	19	3	—	2
Capital lease obligations (3)	22	3	6	6	6	1	—
Operating leases	380	32	56	46	38	36	172
Purchase obligations (4)	938	886	38	14	—	—	—
Obligations to GF (5)	1,083	833	250	—	—	—	—

Total contractual obligations	$5,395	$1,830	$508	$793	$164	$652	$1,448

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.

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

(5)

This amount includes all our contractual obligations to GF through the first quarter of 2014. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond the first quarter of 2014, but we expect that our future purchases from GF will continue to be material.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes Due 2015 (6.00% Notes). The 6.00% Notes are our general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an indenture (the 6.00% Indenture) dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

As of June 29, 2013, the outstanding aggregate principal amount of our 6.00% Notes was $580 million and the remaining carrying value was approximately $560 million, net of debt discount of $20 million.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of the 8.125% Senior Notes Due 2017 (8.125% Notes) at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between us and Wells Fargo Bank, National Association, as Trustee.

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
On December 15, 2015 and thereafter	100.000%

As of June 29, 2013, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $467 million, net of debt discount of $33 million.

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

As of June 29, 2013, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

As of June 29, 2013, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

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

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire the 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above include primarily $27 million of payments due under certain software and technology licenses that will be paid through 2016 and $2 million related to employee benefit obligations that will be paid through 2018 and beyond.

Other long-term liabilities exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of June 29, 2013, primarily consisted of $12 million of deferred gains resulting from the sale and leaseback of our headquarters in Sunnyvale, California in 1998, and our facility in Markham, Ontario, Canada in 2008. Also excluded from other long-term liabilities is $3 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of June 29, 2013. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of June 29, 2013, we had aggregate outstanding capital lease obligations of $20 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built, under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 29, 2013 were $380 million, including approximately $232 million of future lease payments and estimated operating costs for a lease commenced in the first quarter of 2013 related to the sale and leaseback of our property in Austin, Texas.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of June 29, 2013, total non-cancelable purchase obligations were $938 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF, including approximately $630 million for our wafer purchase commitments for the remainder of 2013 and $250 million for the first quarter of 2014 and other payables under the WSA as described below. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond the first quarter of 2014, but we expect that our future purchases from GF will continue to be material.

Under the third amendment to the WSA, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million, of which $80 million was paid on December 31, 2012 and $40 million was paid on April 1, 2013, with the remaining $200 million payable by December 31, 2013, pursuant to a promissory note issued by us to GF.

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

As of June 29, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, result in penalties. If our customers do not include our products in the initial design of their computer systems, they will typically not use our products in their systems until at least the next design configuration. The process of being qualified for inclusion in a customer’s system can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second half of 2012 and in the first half of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for at least the next 12 to 18 months.

In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers’ potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.

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

We believe that the challenging macroeconomic conditions will continue for at least the next 12 to 18 months. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. In addition, any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. Credit agency downgrades may also impact relationships with our suppliers, who may limit our credit lines. For example, in the first quarter of 2013, Moody’s lowered our senior unsecured debt rating to B2 from B1. Furthermore, in the first quarter of 2013, Standard & Poor lowered our senior unsecured debt rating to B from BB. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing low power or dense server, embedded, and ultraportable and ultra-low-power markets. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. The goal of our strategy is to drive more than 20% of our revenue from our semi-custom and embedded businesses in the fourth quarter of 2013 and to drive 40% to 50% of our revenue from these and other faster growth markets in the next two to three years. Currently, we anticipate that as we transition to the semi-custom business model, gross margin for the semi-custom business will be lower than our overall gross margin. Despite our efforts, we may not be able to implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. There can be no assurances that our new strategic direction will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

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

Our debt and capital lease obligations as of June 29, 2013 were $2.05 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes).

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

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors of products that may provide better performance or may include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. With the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of our competitor’s integrated graphics and the graphics performance of our APUs. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing low power or dense server, embedded, and ultraportable and ultra-low-power markets. Our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. However, we are entering markets with new and different competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 53% of our net revenue in the second quarter of 2013. On a segment basis, during the second quarter of 2013, five customers accounted for approximately 64% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 51% of the net revenue of our Graphics and Visual Solutions segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. In addition, we expect that more than 20% of our net revenue in the fourth quarter of 2013 will come from our semi-custom and embedded businesses, with growth in the second half of 2013 primarily coming from our semi-custom products for the Sony PS4TM and Microsoft Xbox One game console systems. If Sony, Microsoft or one of our other key customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, our business would be materially adversely affected.

Our receipt of revenue from our semi-custom business and royalty revenues is dependent upon our technology being designed into third-party products and the success of those products.

The revenue that we receive from our semi-custom business is in the form of non-recurring engineering fees charged to third parties for design and development services, and revenue received in connection with sales of our semi-custom silicon products to these third parties. We also receive royalties paid to us by third parties in connection with sales of their products that incorporate our technology. Any royalty and semi-custom product revenue is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties and we cannot make any assurances that sales of their products will be successful in current or future fiscal years. Consequently, the semi-custom product and royalty revenue expected by us from these products may not be fully realized, and our operating results may be adversely affected. In addition, we expect that as we transition to a semi-custom business model, royalties paid to us by third parties in connection with sales of their products that incorporate our technology will decline.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is currently dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our revenue in the second half of 2012 and the first half of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for at least the next 12 to 18 months.

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

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our x86-based microprocessor products. With respect to our graphics products, we depend in part on Microsoft to design and develop its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our APU products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or does not continue to develop and maintain their operating systems to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our products. In addition, some software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft or other software vendors, our ability to market our products would be materially adversely affected.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. Although we expect the restructuring actions will result in operational savings, primarily in operating expenses, we cannot assure you that we will be able to achieve the level of operational savings that we expect. If our headcount reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

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

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indenture governing our 6.00% Notes also requires us to offer to repurchase these securities upon certain change of control events. As of June 29, 2013, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.00% Notes was $2.1 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our revenue in the second half of 2012 and the first half of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that PC market conditions will remain challenging for at least the next 12 to 18 months.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, European sales have been weaker during the summer months. In addition, with respect to our semi-custom products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect seasonal trends are beyond our control.

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

PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. For example, in the second quarter of 2013, our inventory was $711 million, an increase of $98 million compared to the end of the first quarter of 2013, primarily driven by semi-custom products and the ramp of new products for the traditional PC market to support anticipated growth in demand for these products in the second half of 2013. We expect inventory to increase to approximately $800 million for the third quarter of 2013 and to remain at approximately that level for the coming quarters, primarily because of semi-custom product builds. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results. In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, as well as incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Acquisitions may also reduce our cash available for operations and other uses, which could harm our business.

Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 93% in the second quarter of 2013. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example an outbreak of a contagious disease such as Avian Influenza or the SARS virus), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

As of June 29, 2013, the par value of all our auction rate securities, or ARS, was $22 million with an estimated fair value of $15 million. Our ARS consist of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2036 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specification as well as additional energy consumption limits. To the extent such regulations do not contain recommended modifications as proposed by AMD or industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from some of these markets which could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.1	Guidelines for Business Aircraft Usage and Commercial Travel by Personal Guests.

10.2	Form of Performance-Based Restricted Stock Unit Award for Participants Located in the U.S.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 1, 2013	By:	/s/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer