Form 10-Q
period 2013-09-28
ADVANCED MICRO DEVICES INC
filed 2013-10-30
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of October 28, 2013: 723,686,830

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions, except per share amounts)
Net revenue	$1,461	$1,269	$3,710	$4,267
Cost of sales	940	877	2,285	3,210

Gross margin	521	392	1,425	1,057
Research and development	288	328	908	1,041
Marketing, general and administrative	155	188	505	630
Amortization of acquired intangible assets	5	4	14	9
Restructuring and other special charges (gains), net	(22)	3	30	11

Operating income (loss)	95	(131)	(32)	(634)
Interest income	1	2	4	6
Interest expense	(47)	(44)	(133)	(130)
Other income (expense), net	2	16	(3)	10

Income (loss) before income taxes	51	(157)	(164)	(748)
Provision (benefit) for income taxes	3	—	8	(38)

Net income (loss)	$48	$(157)	$(172)	$(710)

Net income (loss) per share
Basic	$0.06	$(0.21)	$(0.23)	$(0.96)
Diluted	$0.06	$(0.21)	$(0.23)	$(0.96)
Shares used in per share calculation:
Basic	757	745	753	739
Diluted	764	745	753	739

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Net income (loss)	$48	$(157)	$(172)	$(710)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $0, $1, $(2) and $1	3	3	—	3
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of zero	1	—	1	1

Total other comprehensive income	4	3	1	4

Total comprehensive income (loss)	$52	$(154)	$(171)	$(706)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 28, 2013	December 29, 2012*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$543	$549
Marketable securities	517	453

Total cash and cash equivalents and marketable securities	1,060	1,002
Accounts receivable, net	873	630
Inventories, net	922	562
Prepaid expenses and other current assets	84	71

Total current assets	2,939	2,265
Long-term marketable securities	121	181
Property, plant and equipment, net	358	658
Acquisition related intangible assets, net	82	96
Goodwill	553	553
Other assets	264	247

Total assets	$4,317	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574	$278
Payable to GLOBALFOUNDRIES	495	454
Accrued liabilities	528	489
Deferred income on shipments to distributors	139	108
Current portion of long-term debt and capital lease obligations	5	5
Other current liabilities	21	63

Total current liabilities	1,762	1,397
Long-term debt and capital lease obligations, less current portion	2,044	2,037
Other long-term liabilities	77	28
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 28, 2013 and December 29, 2012; shares issued: 733 shares on September 28, 2013 and 722 shares on December 29, 2012; shares outstanding: 723 shares on September 28, 2013 and 713 shares on December 29, 2012	7	7
Additional paid-in capital	6,872	6,803
Treasury stock, at cost (10 shares on September 28, 2013 and 9 shares on December 29, 2012)	(111)	(109)
Accumulated deficit	(6,332)	(6,160)
Accumulated other comprehensive loss	(2)	(3)

Total stockholders’ equity	434	538

Total liabilities and stockholders’ equity	$4,317	$4,000

*	Amounts were derived from the December 29, 2012 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(In millions)
Cash flows from operating activities:
Net loss	$(172)	$(710)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	—	278
Depreciation and amortization	182	194
Net loss on disposals of property, plant and equipment	30	—
Benefit for deferred income taxes	—	(41)
Stock-based compensation expense	67	74
Non-cash interest expense	18	17
Other	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	(242)	237
Inventories	(360)	(266)
Prepaid expenses and other current assets	(18)	(30)
Other assets	(67)	(13)
Payable to GLOBALFOUNDRIES	41	271
Accounts payable, accrued liabilities and other	351	(62)

Net cash used in operating activities	(169)	(52)

Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	—	(281)
Purchases of property, plant and equipment	(63)	(111)
Proceeds from sale of property, plant and equipment	238	—
Purchases of available-for-sale securities	(985)	(749)
Proceeds from sales and maturities of available-for-sale securities	969	1,091
Other	—	(23)

Net cash provided by (used in) investing activities	159	(73)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance cost	—	491
Net proceeds from foreign grants	6	18
Proceeds from issuance of common stock	3	12
Repayments of debt and capital lease obligations	(4)	(488)
Other	(1)	(1)

Net cash provided by financing activities	4	32

Net decrease in cash and cash equivalents	(6)	(93)

Cash and cash equivalents at beginning of period	549	869

Cash and cash equivalents at end of period	$543	$776

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 28, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 28, 2013 and September 29, 2012 each consisted of 13 and 39 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Recently Adopted Accounting Standards. In February 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 became effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this standard during the first quarter of 2013. The adoption of this standard only impacted the presentation of the Company’s condensed consolidated financial statements.

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

GF is a related party of the Company. The Company’s total purchases from GF related to wafer manufacturing and research and development activities in the quarter and nine months ended September 28, 2013 were approximately $221 million and $746 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities during the quarter and nine months ended September 29, 2012 were approximately $263 million and $1,098 million, respectively.

The Company’s current estimates for wafer purchase obligations to GF under the WSA, as amended, are approximately $1.15 billion in 2013 and $250 million in the first quarter of 2014. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond the first quarter of 2014, but it expects that its future purchases from GF will continue to be material.

NOTE 3. Sale and Leaseback Transactions

In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company received net proceeds of $46 million in connection with the sale. The difference between the net proceeds and the $15 million carrying value of property sold resulted in a $17 million gain recorded by the Company in the third quarter of 2013 and a $14 million gain deferred as of September 28, 2013 that will be amortized over the initial lease term. The initial lease term expires in September 2023 and provides for options to extend the lease for 4 years, at the end of the initial lease term, and for an additional 3.5 years thereafter. The Company accounted for the lease as an operating lease.

In September 2013, the Company also sold an office building in Austin, Texas. The Company received net proceeds of $10 million in connection with the sale and recorded a $5 million gain in the third quarter of 2013, primarily related to the difference between the sale proceeds and the $5 million carrying value of the property sold.

In March 2013, the Company sold and leased back land and office buildings in Austin, Texas. The Company received net proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the $216 million carrying value of the property sold. The lease expires in March 2025 and provides for one 10-year optional renewal. The Company accounted for the lease as an operating lease.

In March 2013, the Company also sold an office building in Markham, Ontario, Canada and leased back a portion of the original space. The Company received net proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the $7 million carrying value of the property sold. The lease was to expire in March 2014 but contained an early termination provision, which the Company exercised effective June 30, 2013. While occupied, the Company accounted for the lease as an operating lease.

The $22 million gain recognized in the third quarter of 2013 and the net charge of $24 million related to the real estate transactions described above for the first nine months of 2013 are recorded as “Restructuring and other special charges (gains), net” on the condensed consolidated statements of operations.

NOTE 4. Supplemental Balance Sheet Information

Accounts Receivable

	September 28, 2013	December 29, 2012
	(In millions)
Accounts receivable	$874	$632
Allowance for doubtful accounts	(1)	(2)

Total accounts receivable, net	$873	$630

Inventories

	September 28, 2013	December 29, 2012
	(In millions)
Raw materials	$30	$29
Work in process	667	357
Finished goods	225	176

Total inventories, net	$922	$562

Property, Plant and Equipment

	September 28, 2013	December 29, 2012
	(In millions)
Land and land improvements	$7	$31
Buildings and leasehold improvements	238	591
Equipment	1,505	1,585
Construction in progress	16	11

	1,766	2,218
Accumulated depreciation and amortization	(1,408)	(1,560)

Total property, plant and equipment, net	$358	$658

Accrued Liabilities

	September 28, 2013	December 29, 2012
	(In millions)
Accrued compensation and benefits	$190	$158
Marketing programs and advertising expenses	158	160
Software technology and licenses payable	21	18
Other	159	153

Total accrued liabilities	$528	$489

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

The following table sets forth the components of basic and diluted net income (loss) per share:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$48	$(157)	$(172)	$(710)
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	757	745	753	739
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	7	—	—	—

Denominator for diluted net income (loss) per share	764	745	753	739

Net income (loss) per share:
Basic	$0.06	$(0.21)	$(0.23)	$(0.96)
Diluted	$0.06	$(0.21)	$(0.23)	$(0.96)

Potential shares from outstanding stock options and restricted stock awards totaling approximately 53 million were not included in the net income per share calculation for the third quarter of 2013 because their inclusion would have been anti-dilutive.

Potential shares from outstanding stock options and restricted stock awards totaling approximately 61 million were not included in the net loss per share calculation for the nine months ended September 28, 2013 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 71 million and (ii) issuable under the 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 12 million were not included in the net loss per share calculation for the third quarter of 2012 because their inclusion would have been anti-dilutive.

Potential shares (i) from outstanding stock options and restricted stock awards totaling approximately 62 million and (ii) issuable under the 5.75% Notes totaling 20 million were not included in the net loss per share calculation for the nine months ended September 29, 2012 because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Available-for-sale securities held by the Company as of September 28, 2013 and December 29, 2012 were as follows:

	September 28, 2013	December 29, 2012
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$—	$402
Commercial paper	150	75
Time deposits	25	—

Total classified as cash equivalents	$175	$477

Classified as current marketable securities:
Commercial paper	$452	$324
Time deposits	50	100
Auction rate securities	15	28
Marketable equity security	—	1

Total classified as current marketable securities	$517	$453

Classified as long-term marketable securities:
Money market funds	$—	$13
Corporate bonds	121	168

Total classified as long-term marketable securities	$121	$181

Classified as other assets:
Money market funds	$18	$10
Mutual funds	13	14

Total classified as other assets	$31	$24

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

As of September 28, 2013 and December 29, 2012, the Company had approximately $18 million and $10 million of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits.

At September 28, 2013 and December 29, 2012, the Company had approximately $13 million and $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during the third quarter of 2013. The Company did not realize any gain or loss on sales of approximately $14 million of available-for-sale securities during the nine months ended September 28, 2013. The cost of securities sold is determined based on the specific identification method.

The carrying value of the Company’s remaining auction rate securities (ARS) holdings as of September 28, 2013 was $15 million (par value $22 million). The Company has the intent and believes it has the ability to sell these ARS within the next 12 months.

At September 28, 2013, $121 million of investments were classified as long-term marketable securities. The Company’s intent is to hold such investments for greater than one year, and the Company does not intend to use them in current operations. As a result of narrowing investment yields, the Company will continue to re-evaluate its investment strategy related to amounts designated as long-term as such investments mature.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of September 28, 2013 were within one year, except those for ARS and certain long-term marketable securities. The Company’s ARS have stated maturities ranging from January 2036 to December 2050. The Company’s long-term marketable securities currently consist of corporate bonds. The corporate bonds have maximum stated maturities of two years. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
September 28, 2013
Assets
Classified as cash equivalents:
Commercial paper	$150	$—	$150	$—
Time deposits	25	—	25	—

Total classified as cash equivalents	$175	$—	$175	$—

Classified as current marketable securities:
Commercial paper	$452	$—	$452	$—
Time deposits	50	—	50	—
Auction rate securities	15	—	—	15

Total classified as current marketable securities	$517	$—	$502	$15

Classified as long-term marketable securities:
Corporate bonds	$121	$—	$121	$—

Total classified as long-term marketable securities	$121	$—	$121	$—

Classified as other assets:
Money market funds	$18	$18	$—	$—
Mutual funds	13	13	—	—

Total classified as other assets	$31	$31	$—	$—

Total assets measured at fair value	$844	$31	$798	$15

Liabilities
Classified as accrued liabilities – Foreign currency derivative contracts	$(1)	$—	$(1)	$—

Total liabilities measured at fair value	$(1)	$—	$(1)	$—

December 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$402	$402	$—	$—
Commercial paper	75	—	75	—

Total classified as cash equivalents	$477	$402	$75	$—

Classified as current marketable securities:
Commercial paper	$324	$—	$324	$—
Time deposits	100	—	100	—

Auction rate securities	28	—	—	28
Marketable equity security	1	1	—	—

Total classified as current marketable securities	$453	$1	$424	$28

Classified as long-term marketable securities:
Money market funds	$13	$13	$—	$—
Corporate bonds	168	—	168	—

Total classified as long-term marketable securities	$181	$13	$168	$—

Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	14	14	—	—

Total classified as other assets	$24	$24	$—	$—

Total assets measured at fair value	$1,135	$440	$667	$28

With the exception of its long-term debt, the Company carries its financial instruments at fair value. Investments in money market funds, commercial paper, time deposits, marketable equity securities, corporate bonds, mutual funds and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because such financial instruments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets. The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third-party professional pricing service that gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long-term investments against the fair values of the portfolio balances of another third-party professional’s pricing services, other than that utilized by the brokers, that use a similar technique as the brokers to derive pricing as described above. The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarters or nine months ended September 28, 2013 and September 29, 2012.

The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The continuing uncertainties in the credit markets have affected all of the Company’s ARS investments, and auctions for these securities have failed to settle on their respective settlement dates since February 2008. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, the Company performs its own discounted cash flow analysis to value these ARS. As of September 28, 2013 and December 29, 2012, the Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS include interest rate, liquidity and credit discounts and the estimated life of the ARS investments. The outcomes of these analyses indicated that the fair value of the ARS remained relatively unchanged as of September 28, 2013 when compared to the fair value as of December 29, 2012. As of September 28, 2013, these Level 3 ARS accounted for approximately one percent of the Company’s total cash, cash equivalents and current marketable securities.

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Beginning balance	$15	$32	$28	$38
Redemptions	—	—	(13)	(6)

Ending balance	$15	$32	$15	$32

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

	September 28, 2013	December 29, 2012
Discount rate for periodic interest payments	0.63%	0.84%
Discount rate for principal repayments	1.26%	1.31%
Liquidity discount	0.90%	0.90%
Credit discount	2.00% to 12.00%	2.00% to 12.00%
Estimated period (years)	17 to 20 years	17 to 20 years

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	September 28, 2013		December 29, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$2,031	$2,105	$2,019	$1,837

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

NOTE 7. Income Taxes

The Company recorded an income tax provision of $3 million in the third quarter of 2013 and did not record any income tax provision in the third quarter of 2012. For the nine months ended September 28, 2013, the Company recorded an income tax provision of $8 million. For the nine months ended September 29, 2012, the Company recorded an income tax benefit of $38 million.

In the third quarter of 2013, the income tax provision of $3 million was due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income. The $8 million income tax provision recorded in the nine months ended September 28, 2013 was due to $7 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income offset by $2 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits.

In the third quarter of 2012, the Company did not record any income tax provision due to foreign taxes in profitable locations of $2 million offset by $1 million tax benefit for the tax effects of items credited directly to other comprehensive income and $1 million of Canadian tax benefits from co-op tax credits. The $38 million income tax benefit recorded in the nine months ended September 29, 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $2 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $1 million tax benefit for Canadian co-op tax credits and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $10 million of foreign taxes in profitable locations.

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

As of September 28, 2013, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 28, 2013, in management’s estimate, is not more likely than not to be achieved.

The Company’s unrecognized tax benefits increased by $2 million during the third quarter of 2013 for unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of September 28, 2013 were approximately $56 million. The Company has recognized $3 million of liabilities for unrecognized tax benefits as of September 28, 2013. There were no material changes to accrued interest or penalties in the third quarter of 2013.

During the twelve months beginning September 28, 2013, the Company believes that it is reasonably possible that there will be no material changes in its unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

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

The Company uses the following two reportable segments:

•	the Computing Solutions segment, which includes x86 microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which includes graphics processing units (GPU), including professional graphics, and semi-custom System-on-Chip (SOC) products, as well as revenue received in connection with development services and game console royalties.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges (gains), net, and a charge related to the limited waiver of exclusivity from GF.

The following table provides a summary of net revenue and operating income (loss) by segment and category:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Net revenue:
Computing Solutions	$790	$927	$2,382	$3,176
Graphics and Visual Solutions	671	342	1,328	1,091

Total net revenue	$1,461	$1,269	$3,710	$4,267

Operating income (loss):
Computing Solutions	$22	$(114)	$(15)	$92
Graphics and Visual Solutions	79	18	95	83
All Other	(6)	(35)	(112)	(809)

Total operating income (loss)	$95	$(131)	$(32)	$(634)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Cost of sales	$1	$2	$4	$6
Research and development	12	15	35	40
Marketing, general and administrative	10	10	28	28

Stock-based compensation expense, net of tax of $0	$23	$27	$67	$74

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected volatility	57.98%	54.81%	58.71%	53.04%
Risk-free interest rate	1.05%	0.57%	0.75%	0.55%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.83 years	3.79 years	3.83 years	3.79 years

For the quarters ended September 28, 2013 and September 29, 2012, the Company granted 4,647,000 and 2,186,000 employee stock options with weighted average grant date fair values per share of $1.62 and $1.67, respectively. For the nine months ended September 28, 2013 and September 29, 2012, the Company granted 5,974,000 and 9,232,000 employee stock options, respectively, with weighted average grant date fair values per share of $1.52 and $2.16, respectively. In addition, during the nine months ended September 29, 2012, the Company granted unvested employee stock options to purchase approximately 4,792,000 shares of the Company’s common stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average grant date fair values per share of $6.60.

Restricted Stock and Restricted Stock Units

For the quarters ended September 28, 2013 and September 29, 2012, the Company granted 8,702,000 and 673,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.89 and $4.17, respectively. For the nine months ended September 28, 2013 and September 29, 2012, the Company granted 25,299,000 and 14,709,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.78 and $5.92, respectively. In addition, during the nine months ended September 29, 2012, the Company granted approximately 322,000 shares of restricted stock upon the closing of the SeaMicro acquisition on March 23, 2012, with weighted average grant date fair values per share of $4.03.

Performance-based Restricted Stock Units

On July 22, 2013, the Company granted 2,450,000 performance-based restricted stock units (the pRSUs) to specified officers of the Company. Each pRSU award reflects a target number of shares (Target Shares) that may be issued to the award recipient before adjusting based on the Company’s financial performance and market conditions. The actual number of shares the recipient receives is determined at the end of the specified performance period based on the actual financial results achieved by the Company versus certain pre-established Company financial performance goals. Those goals are AMD’s non-GAAP operating income plus interest expense over an 18-month performance period and total shareholder return (TSR) relative to the S&P 500 IT Sector over the same 18-month performance period. Depending on the results achieved during this time, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted, based on the calculations described below.

The non-GAAP operating income plus interest expense goal was established at the inception of the award. At the end of the performance period, the number of actual shares to be awarded varies between 0%, if performance is below the minimum level, and 160%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate percentage between 40% and 160% is applied based on relative performance between the minimum and the maximum levels.

The number of shares to be awarded at the end of the 18 month period is adjusted by a TSR modifier. The TSR modifier varies between 75% for stock performance at or below the minimum level and 125% at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate TSR modifier between 75% and 125% is applied based on relative performance between the minimum and the maximum levels.

The earned shares vest 50% on June 30, 2015, six months after the performance period, and the remaining 50% on June 30, 2016. Target Shares subject to pRSU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued, following the end of the applicable requisite service period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of the non-GAAP operating income plus interest expense goal during the performance period. The Company estimates the fair value of the pRSUs using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The weighted-average grant date fair value per share of these pRSUs was $4.07. The following weighted-average assumptions, in addition to projections of market conditions, were used to measure the weighted-average fair value:

Expected volatility	57.46%
Risk-free interest rate	0.20%
Expected dividends	0.00%
Expected life	1.44 years

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

Changes in the Company’s estimated liability for product warranty during the quarters and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Beginning balance	$14	$18	$16	$20
New warranties issued	7	6	19	22
Settlements	(6)	(7)	(17)	(23)
Changes in liability for pre-existing warranties, including expirations	—	—	(3)	(2)

Ending balance	$15	$17	$15	$17

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) and under specific conditions infringe the intellectual property rights of a third party or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

NOTE 11. Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in accumulated other comprehensive income (loss), the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to contracts not designated as hedging instruments, which was allocated in the condensed consolidated statement of operations:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$3	$3	$(1)	$4
Research and development	(1)	—	(1)	(1)
Contracts not designated as hedging instruments
Other income (expense), net	$1	$2	$(1)	$2

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	September 28, 2013	December 29, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(1)	$—
Contracts not designated as hedging instruments	$—	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of September 28, 2013 and December 29, 2012, the notional values of the Company’s outstanding foreign currency forward contracts were $128 million and $142 million, respectively. All the contracts mature within 12 months, and upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of September 28, 2013, the Company’s outstanding contracts were in a $1 million net loss position. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of September 28, 2013, the Company was not required to post any collateral.

NOTE 12. Restructuring

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. In the second quarter of 2013, the Company incurred costs of $10 million related to its exit from a portion of its facility in Sunnyvale, California, partially offset by the release of employee severance costs of $5 million. The plan was completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a restructuring plan to strengthen its competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of the Company’s global workforce by 13% and contract and program terminations. The plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the related liabilities recorded in “Other current liabilities” on the Company’s consolidated balance sheets remaining as of September 28, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	10	5
Cash payments	(33)	(19)	(52)

Balance as of September 28, 2013	$3	$8	$11

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the quarters and nine months ended September 28, 2013 and September 29, 2012.

	Quarter Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(6)	$(6)	$(4)	$(4)	$(3)	$(3)	$(5)	$(5)
Unrealized gains (losses) arising during the period, net of tax effects	3	3	3	3	—	—	3	3
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects	1	1	—	—	1	1	1	1

Total other comprehensive income	4	4	3	3	1	1	4	4

Ending balance	$(2)	$(2)	$(1)	$(1)	$(2)	$(2)	$(1)	$(1)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) under the wafer supply agreement (WSA) and the materiality of these payments; that consumer PC market conditions will remain challenging; the level of international sales as compared to total sales; our ability to sell our auction rate securities within the next twelve months; that our cash, cash equivalents and marketable securities balance and available external financing will be sufficient to fund our operations, including capital expenditures, over the next twelve months; our hedging strategy; our longer-term strategy to attain approximately 50% of our revenue from semi-custom System-on-Chip (SOC) products, embedded products and other faster growth markets over the next tow years; that as we transition to our semi-custom business model, royalty revenue will decline and gross margin for the semi-custom SOC products will be lower than our overall gross margin; and our dependence on a small number of customers for our computing solutions and graphics products, including our semi-custom SOC products. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current long-term strategy; our ability to continue to invest in research and development; the expected demand for computers, graphic digital devices, gaming systems and servers containing our products; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third-party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions, including consumer PC market conditions, will not improve or will worsen; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 36 and the “Financial Condition” section beginning on page 29 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI and the ATI logo, AMD Opteron, Mobility, Radeon, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Sony is a trademark of Sony Corporation. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

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

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•	graphics processing units (GPU), including professional graphics, semi-custom SOC products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter and nine months ended September 28, 2013 compared to the quarter ended June 29, 2013 and the quarter and nine months ended September 29, 2012, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” “our” or “AMD” include these consolidated operating results.

During the third quarter of 2013, we continued to execute our three-step plan to restructure, accelerate and transform our business in response to the changing dynamics of the market. We have completed restructuring activities, the first step of our plan, which were designed to reduce operating costs and improve efficiency. These efforts led to decreased operating expenses, which were $426 million in the third quarter of 2013 compared to $488 million in the second quarter of 2013. Operating expenses have decreased approximately 30% since we first implemented our restructuring plan in the fourth quarter of 2012. We returned to profitability in the third quarter of 2013 with operating income of $95 million and net income of $48 million in the third quarter of 2013 compared to an operating loss of $29 million and a net loss of $74 million in the second quarter of 2013. Operating income and net income in the third quarter of 2013 included the impact of a $19 million benefit from sales of previously reserved inventory, and operating income and net income in the second quarter of 2013 included the impact of a similar $11 million benefit.

We also continued to make progress on the second step of our plan in the third quarter of 2013, accelerating our business by executing on our product roadmap. As part of the 2013 Elite Mobility processor family, we launched our new quad-core processor, the AMD Elite Quad-Core A4-1350 APU, for small screen touch notebooks, tablets and hybrids. With respect to our graphics products, we announced our AMD Radeon™ R7 and R9 series graphics cards designed for enthusiast gamers. These graphic cards also support our “Mantle” technology, which allows game developers to more easily take advantage of the full capability of our graphic core architecture. Lastly, the third quarter of 2013 results showed progress toward the third phase of our plan, transforming our business to attain approximately 50% of revenue from high-growth adjacent markets over the next two years. In the third quarter of 2013, net revenue from sales of our semi-custom SOC products and embedded products represented more than 30% of total net revenue. As part of this growth, we extended our embedded SOC product portfolio with the launch of a new low power AMD G-Series SOC for fanless designs.

Net revenue for the third quarter of 2013 was $1.46 billion, a 15% increase from the third quarter of 2012 and a 26% increase compared to the second quarter of 2013. The quarter-over-quarter increase was the result of a 110% increase in Graphics and Visual Solutions segment net revenue, which was offset by a 6% decrease in Computing Solutions segment net revenue. The increase in Graphics and Visual Solutions segment revenue was driven by higher revenue from sales of our semi-custom SOC products. Our Computing Solutions segment results reflect the changing dynamics of the consumer PC market, including a weaker consumer notebook market and the increasing popularity of tablets as a consumer device of choice. Computing Solutions segment net revenue decreased due to lower unit shipments of our microprocessors for notebooks and chipset products, which were partially offset by higher desktop unit shipments. We continue to focus on our balance of cash, cash equivalents and marketable securities, including long-term marketable securities, which were $1.2 billion as of September 28, 2013, a slight increase from June 29, 2013. These results were positively impacted by $56 million of cash proceeds that we received in the third quarter of 2013 from certain real estate transactions occurring in Singapore and Austin, Texas.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net revenue, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter and nine months ended September 28, 2013 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 29, 2012.

During our fourth quarter of 2013, pursuant to our accounting policy, we will perform an annual goodwill impairment analysis. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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

We use the following two reportable segments:

•	the Computing Solutions segment, which includes x86 microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which includes GPUs, including professional graphics, and semi-custom SOC products, as well as revenue received in connection with development services and game console royalties.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges (gains), net and a charge related to the limited waiver of exclusivity from GF.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 28, 2013, June 29, 2013 and September 29, 2012 consisted of 13 weeks. The nine months ended September 28, 2013 and September 29, 2012 consisted of 39 weeks.

The following table provides a summary of net revenue and operating income (loss) by segment and category:

	Quarter Ended			Nine Months Ended
	September 28, 2013	June 29, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Net revenue:
Computing Solutions	$790	$841	$927	$2,382	$3,176
Graphics and Visual Solutions	671	320	342	1,328	1,091

Total net revenue	$1,461	$1,161	$1,269	$3,710	$4,267

Operating income (loss):
Computing Solutions	$22	$2	$(114)	$(15)	$92
Graphics and Visual Solutions	79	—	18	95	83
All Other	(6)	(31)	(35)	(112)	(809)

Total operating income (loss)	$95	$(29)	$(131)	$(32)	$(634)

Computing Solutions

Computing Solutions net revenue of $790 million in the third quarter of 2013 decreased by 15% compared to net revenue of $927 million in the third quarter of 2012 as a result of a 12% decrease in unit shipments and a 4% decrease in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors for servers and notebooks, and chipset products. The decrease in the average selling price was primarily attributable to a lower average selling price of our microprocessor products for notebooks and chipset products, partially offset by a higher average selling price of our microprocessors for servers. Unit shipments and average selling price of our products decreased due to challenging consumer PC market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing Solutions net revenue of $790 million in the third quarter of 2013 decreased by 6% compared to $841 million in the second quarter of 2013 as a result of a 3% decrease in unit shipments and a 3% decrease in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors for notebooks and chipset products, partially offset by higher unit shipments for desktops. The decrease in average selling price was primarily attributable to a decrease in average selling price for our chipset products and microprocessor for notebooks, partially offset by higher average selling price for our microprocessor for servers. Unit shipments and average selling price of our products decreased due to challenging consumer PC market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing Solutions net revenue of $2,382 million for the first nine months of 2013 decreased by 25% compared to net revenue of $3,176 million for the first nine months of 2012 as a result of a 20% decrease in unit shipments and a 6% decrease in average selling price. Unit shipments and average selling price of all categories of products decreased due to challenging consumer PC market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing Solutions operating income was $22 million in the third quarter of 2013 compared to operating loss of $114 million in the third quarter of 2012. The improvement in operating results was primarily due to a $191 million decrease in cost of sales, a $45 million decrease in marketing, general and administrative expenses and a $39 million decrease in research and development expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the third quarter of 2013 compared to the third quarter of 2012. In addition, operating loss for the third quarter of 2012 included an inventory write-down of approximately $100 million primarily consisting of first generation A-Series APUs. Operating income for the third quarter of 2013 included a $19 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $22 million in the third quarter of 2013 compared to operating income of $2 million in the second quarter of 2013. The improvement in operating results was primarily due to a $38 million decrease in cost of sales, a $23 million decrease in marketing, general and administrative expenses and an $11 million decrease in research and development expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the third quarter of 2013 compared to the second quarter of 2013. In addition, operating income for the third quarter of 2013 included a $19 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $11 million benefit in operating income for the second quarter of 2013. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $15 million in the first nine months of 2013 compared to operating income of $92 million in the first nine months of 2012. The decline in operating results was primarily due to the decrease in revenue referenced above, partially offset by a $410 million decrease in cost of sales, a $146 million decrease in research and development expenses and a $133 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first nine months of 2013 compared to the first nine months of 2012. In addition, operating income for the first nine months of 2012 included an inventory write-down of approximately $100 million primarily consisting of first generation A-Series APUs. Operating loss for the first nine months of 2013 included a $50 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions

Graphics and Visual Solutions net revenue of $671 million in the third quarter of 2013 increased by 96% compared to net revenue of $342 million in the third quarter of 2012. The increase was primarily due to net revenue from sales of semi-custom SOC products, partially offset by a decrease in net revenue from sales of our GPU products and a decrease in game console royalties. Net revenue from sales of GPU products decreased due to lower unit shipments as well as a decrease in average selling price. GPU unit shipments decreased due to challenging consumer PC market conditions, which adversely impacted demand, and average selling price decreased due to product mix. Net revenue from game console royalties decreased as we transitioned to our semi-custom business model and began shipping a greater number of semi-custom SOC products.

Graphics and Visual Solutions net revenue of $671 million in the third quarter of 2013 increased by 110% compared to net revenue of $320 million in the second quarter of 2013. The increase was due to an increase in net revenue received in connection with sales of our semi-custom SOC products, which we began shipping in the second quarter of 2013, driven by higher unit shipments, partially offset by a decrease in net revenue from sales of our GPU products. Net revenue from sales of GPU products decreased due to lower unit shipments as well as lower average selling price. GPU unit shipments and average selling price decreased as customers began transitioning to our new AMD Radeon™ R7 and R9 Series graphics cards in the third quarter of 2013.

Graphics and Visual Solutions net revenue of $1,328 million in the first nine months of 2013 increased by 22% compared to net revenue of $1,091 million in the first nine months of 2012. The increase was primarily due to net revenue received in connection with sales of our semi-custom SOC products, which we began shipping in the second quarter of 2013, partially offset by a decrease in net revenue from sales of our GPU products as well as a decrease in game console royalties. Net revenue from sales of GPU products decreased due to lower unit shipments partially offset by higher average selling price. GPU unit shipments decreased due to challenging consumer PC market conditions, which adversely impacted demand. GPU average selling price increased primarily due to improved product mix. Net revenue from game console royalties decreased as we transitioned to our semi-custom business model and began shipping a greater number of semi-custom SOC products.

Graphics and Visual Solutions operating income was $79 million in the third quarter of 2013 compared to operating income of $18 million in the third quarter of 2012. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $255 million increase in cost of sales and a $12 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to unit shipments of our semi-custom SOC products in the third quarter of 2013. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions operating income was $79 million in the third quarter of 2013 compared to breakeven operating income in the second quarter of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above and an $11 million decrease in research and development expenses, partially offset by a $275 million increase in cost of sales and a $7 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SOC products in the third quarter of 2013 compared to the second quarter of 2013. Research and development expenses decreased and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions operating income was $95 million in the first nine months of 2013 compared to operating income of $83 million in the first nine months of 2012. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $194 million increase in cost of sales, an $18 million increase in research and development expenses, and a $14 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to unit shipments of our semi-custom SOC products in the first nine months of 2013. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

As we transition to shipping a greater number of our semi-custom SOC products, we expect the proportion of net revenue from royalty payments to total net revenue to decline.

All Other

All Other operating loss of $6 million in the third quarter of 2013 included stock-based compensation expense of $23 million, net restructuring and other special gains of $22 million and $5 million related to amortization of acquired intangible assets.

All Other operating loss of $31 million in the second quarter of 2013 primarily included stock-based compensation expense of $20 million, net restructuring and other special charges of $5 million and $4 million related to amortization of acquired intangible assets.

All Other operating loss of $112 million in the first nine months of 2013 primarily included stock-based compensation expense of $67 million, net restructuring and other special charges of $30 million and $14 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 82% in the third quarter of 2013, 92% in the third quarter of 2012 and 93% in the second quarter of 2013. The decrease in international sales as a percentage of net revenue in the third quarter of 2013 compared to the third quarter of 2012 and the second quarter of 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SOC products. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 28, 2013	June 29, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions except for percentages)
Cost of sales	$940	$702	$877	$2,285	$3,210
Gross margin	521	459	392	1,425	1,057
Gross margin percentage	36%	40%	31%	38%	25%
Research and development	288	308	328	908	1,041
Marketing, general and administrative	155	171	188	505	630
Amortization of acquired intangible assets	5	4	4	14	9
Restructuring and other special charges (gains), net	(22)	5	3	30	11
Interest income	1	2	2	4	6
Interest expense	(47)	(42)	(44)	(133)	(130)
Other income (expense), net	2	(2)	16	(3)	10
Provision (benefit) for income taxes	3	3	—	8	(38)

Gross Margin

Gross margin as a percentage of net revenue was 36% in the third quarter of 2013 compared to 31% in the third quarter of 2012. Gross margin in the third quarter of 2012 was adversely impacted by an inventory write-down of approximately $100 million, primarily consisting of first generation A-Series APUs, which accounted for eight gross margin percentage points. Gross margin in the third quarter of 2013 included a $19 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point. Gross margin in the third quarter of 2013 was adversely impacted by lower average gross margins in our Graphics and Visual Solutions segment driven by lower margin semi-custom SOC products.

Gross margin as a percentage of net revenue was 36% in the third quarter of 2013 compared to 40% in the second quarter of 2013. The decline in gross margin was primarily due to lower average gross margins in our Graphics and Visual Solutions segment driven by lower margin semi-custom SOC products. Gross margin in the third quarter of 2013 included a $19 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point as compared to a similar $11 million benefit in the second quarter of 2013, which also accounted for one gross margin percentage point.

Gross margin as a percentage of net revenue was 38% in the first nine months of 2013 compared to 25% in the first nine months of 2012. Gross margin in the first nine months of 2012 included a $703 million charge related to the limited waiver of exclusivity from GF and a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in the first nine months of 2012. The decline in gross margin was primarily due to lower average gross margins in our Graphics and Visual Solutions segment driven by lower margin semi-custom SOC products. In addition, gross margin in the first nine months of 2012 was adversely impacted by an inventory write-down of $100 million, primarily consisting of first generation A-Series APUs, which accounted for two gross margin percentage points. Gross margin in the first nine months of 2013 included a $50 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point.

Expenses

Research and Development Expenses

Research and development expenses of $288 million in the third quarter of 2013 decreased by $40 million, or 12%, compared to $328 million in the third quarter of 2012, as we fully realized the benefits from the 2012 restructuring plan. The decrease was primarily due to a $39 million decrease in research and development expenses attributable to our Computing Solutions segment as a result of a $43 million decrease in product engineering and design costs, partially offset by a $4 million increase in other employee compensation and benefit expense.

Research and development expenses of $288 million in the third quarter of 2013 decreased by $20 million, or 6%, compared to $308 million in the second quarter of 2013. The decrease was primarily due to an $11 million decrease in research and development expenses attributable to our Computing Solutions segment and an $11 million decrease in research and development expense attributable to our Graphics and Visual Solutions segment. Research and development expenses attributable to our Computing Solutions segment decreased primarily due to a $10 million decrease in other employee compensation and benefit expense. Research and development expenses attributable to our Graphics and Visual Solutions segment decreased primarily due to a $5 million decrease in product engineering and design costs and a $4 million decrease in other employee compensation and benefit expense.

Research and development expenses of $908 million in the first nine months of 2013 decreased by $133 million, or 13%, compared to $1,041 million in the first nine months of 2012, as we fully realized the benefits from the 2012 restructuring plan. The decrease was primarily due to a $146 million decrease in research and development expenses attributable to our Computing Solutions segment and a $5 million decrease in stock-based compensation expense recorded in the All Other category, partially offset by an $18 million increase in research and development expenses attributable to our Graphics and Visual Solutions segment. Research and development expenses attributable to our Computing Solutions segment decreased as a result of a $120 million decrease in product engineering and design costs and a $35 million decrease in manufacturing process technology expenses related to GF, partially offset by a $9 million increase in other employee compensation and benefit expense. The increase in research and development expenses attributable to our Graphics and Visual Solutions segment was primarily due to a $10 million increase in other employee compensation and benefit expense and a $6 million increase in product engineering and design costs.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $155 million in the third quarter of 2013 decreased by $33 million, or 18%, compared to $188 million in the third quarter of 2012, as we fully realized the benefits from the 2012 restructuring plan. The decrease was primarily due to a $45 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $12 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $25 million decrease in sales and marketing activities and a $20 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $15 million increase in other general and administrative expenses, partially offset by a $3 million decrease in sales and marketing activities.

Marketing, general and administrative expenses of $155 million in the third quarter of 2013 decreased by $16 million, or 9%, compared to $171 million in second quarter of 2013. The decrease was primarily due to a $23 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $7 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $14 million decrease in sales and marketing activities and a $7 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $7 million increase in other general and administrative expenses.

Marketing, general and administrative expenses of $505 million in the first nine months of 2013 decreased by $125 million, or 20%, compared to $630 million in the first nine months of 2012, as we fully realized the benefits from the 2012 restructuring plan. The decrease was primarily due to a $133 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $6 million decrease in stock-based compensation expense recorded in the All Other category, partially offset by a $14 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to an $82 million decrease in sales and marketing activities and a $53 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $24 million increase in other general and administrative expenses, partially offset by a $13 million decrease in sales and marketing activities.

Restructuring and Other Special Charges (Gains), Net

Sale and Leaseback Transactions

In September 2013, we sold a light industrial building in Singapore and leased back a portion of the original space. We received net proceeds of $46 million in connection with the sale. The difference between the net proceeds and the $15 million carrying value of property sold resulted in a $17 million gain that we recorded in the third quarter of 2013 and a $14 gain deferred as of September 28, 2013 that we will amortize over the initial lease term. The initial lease term expires in September 2023 and provides for options to extend the lease for 4 years, at the end of the initial lease term, and for an additional 3.5 years thereafter. We accounted for the lease as an operating lease.

In September 2013, we also sold an office building in Austin, Texas. We received net proceeds of $10 million in connection with the sale and recorded a $5 million gain in the third quarter of 2013, primarily related to the difference between the sale proceeds and the $5 million carrying value of the property sold.

In March 2013, we sold and leased back land and office buildings in Austin, Texas. We received net cash proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013, primarily related to the difference between the sale proceeds and the $216 million carrying value of the property sold. The lease expires in March 2025 and provides for one 10-year optional renewal. We accounted for the transaction as an operating lease.

In March 2013, we also sold an office building in Markham, Ontario, Canada and leased back a portion of the original space. We received net cash proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013, primarily related to the difference between the sale proceeds and the $7 million carrying value of the property sold. The lease was to expire in March 2014 but contained an early termination provision, which we exercised effective June 30, 2013. While occupied, we accounted for the lease as an operating lease.

The $22 million gain recognized in the third quarter of 2013 and the net charge of $24 million recognized in the first nine months of 2013 related to the real estate transactions described above are recorded in the “Restructuring and other special charges (gains), net” line item on the condensed consolidated statements of operations.

Effects of Restructuring Plans

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. In the second quarter of 2013, we incurred costs of $10 million related to the exit of a portion of our facility in Sunnyvale, California, partially offset by the release of employee severance costs of $5 million. The plan was completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of our global workforce by 13% and contract and program terminations. The plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the activity related to the 2012 and 2011 restructuring plans and the remaining related liabilities recorded in “Other current liabilities” on our condensed consolidated balance sheet as of September 28, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	10	5
Cash payments	(33)	(19)	(52)

Balance as of September 28, 2013	$3	$8	$11

Interest Expense

Interest expense of $47 million in the third quarter of 2013 increased by $3 million compared to $44 million in the third quarter of 2012 due to a tax-related interest expense.

Interest expense of $47 million in the third quarter of 2013 increased by $5 million compared to $42 million in the second quarter of 2013 due to a tax-related interest expense.

Interest expense of $133 million in the first nine months of 2013 increased by $3 million compared to $130 million in the first nine months of 2012 due to a tax-related interest expense.

Other Income (Expense), Net

Other income, net, of $2 million in the third quarter of 2013 decreased by $14 million compared to $16 million in the third quarter of 2012 mainly due to $15 million of other income recorded during the third quarter of 2012.

Other income, net, of $2 million in the third quarter of 2013 compared to $2 million of other expense, net, in the second quarter of 2013 resulted primarily from fluctuations of foreign currency exchange rates.

Other expense, net, in the first nine months of 2013 was $3 million compared to $10 million of other income, net, in the first nine months of 2012 mainly due to $15 million of other income recorded during the third quarter of 2012.

Income Taxes

We recorded an income tax provision of $3 million in the third quarter of 2013 and did not record any income tax provision in the third quarter of 2012. For the nine months ended September 28, 2013, we recorded an income tax provision of $8 million. For the nine months ended September 29, 2012, we recorded an income tax benefit of $38 million.

In the third quarter of 2013, the income tax provision of $3 million was due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income. The $8 million income tax provision recorded in the nine months ended September 28, 2013 was due to $7 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $2 million of tax benefits for Canadian co-op credits and monetization of U.S. tax credits.

In the third quarter of 2012,we did not record any income tax provision due to foreign taxes in profitable locations of $2 million offset by a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income and $1 million of Canadian tax benefits from co-op tax credits. The $38 million income tax benefit recorded in the nine months ended September 29, 2012 was due to a tax benefit of $36 million relating to the SeaMicro acquisition, a $2 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $1 million tax benefit for Canadian co-op tax credits and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction, net of $10 million of foreign taxes in profitable locations.

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

As of September 28, 2013, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 28, 2013, in our estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits increased by $2 million during the third quarter of 2013 due to unrecognized tax benefits in foreign jurisdictions. The total gross unrecognized tax benefits as of September 28, 2013 were approximately $56 million. We have recognized $3 million of liabilities for unrecognized tax benefits as of September 28, 2013. There were no material changes to accrued interest or penalties in the third quarter of 2013.

During the twelve months beginning September 28, 2013, we believe that it is reasonably possible that there will be no material changes in our unrecognized tax benefits. However, the resolution and/or closure of open audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended			Nine Months Ended
	September 28, 2013	June 29, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Cost of sales	$1	$1	$2	$4	$6
Research and development	12	10	15	35	40
Marketing, general and administrative	10	9	10	28	28

Stock-based compensation expense, net of tax of $0	$23	$20	$27	$67	$74

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $23 million in the third quarter of 2013 decreased by $4 million compared to $27 million in the third quarter of 2012. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2012 restructuring plan.

Stock-based compensation expense of $23 million in the third quarter of 2013 increased by $3 million compared to $20 million in the second quarter of 2013 mainly due to timing of the grants.

Stock-based compensation expense of $67 million in the first nine months of 2013 decreased by $7 million compared to $74 million in the first nine months of 2012. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2012 restructuring plan, partially offset by the additional expense related to stock options and restricted stock granted in connection with the SeaMicro acquisition on March 23, 2012.

FINANCIAL CONDITION

Liquidity

As of September 28, 2013, our cash, cash equivalents and marketable securities of approximately $1.1 billion remained flat compared to December 29, 2012. During the first nine months ended September 28, 2013, our cash proceeds from sales of property and equipment of $238 million were partially offset by a $215 million payment related to our take-or-pay obligation to GF and cash outflow of $63 million for purchases of property, plant and equipment. The percentage of cash, cash equivalents and marketable securities held domestically was 88% as of September 28, 2013.

Our debt and capital lease obligations as of September 28, 2013 were $2.05 billion, which reflected a debt discount adjustment of $49 million on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 8.125% Senior Notes due 2017 (8.125% Notes).

For the nine months ended September 28, 2013, our net cash used in operating activities was $169 million and our non-GAAP free cash flow was negative $232 million. For the nine months ended September 29, 2012, our net cash used in operating activities was $52 million and our non-GAAP free cash flow was negative $163 million. Free cash flow is a non-GAAP measure which we calculated by adjusting GAAP net cash provided by (used in) operating activities for capital expenditures, which were $63 million for the first nine months of 2013 and $111 million for the first nine months of 2012. Compared to our non-GAAP free cash flow of negative $163 million for the first nine months of 2012, the decrease in our non-GAAP free cash flow for the first nine months of 2013 was primarily attributable to a decrease in cash flow from operating activities, partially offset by a $48 million decrease in capital expenditures.

With available external financing, we believe our cash, cash equivalents and marketable securities balance will be sufficient to fund operations, including capital expenditures, over the next twelve months.

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

As of September 28, 2013, the par value of our ARS was $22 million, with an estimated fair value of $15 million. Total ARS, at fair value, represented 1% of our total investment portfolio as of September 28, 2013.

Based on recent tender and redemption activities and the fact that the secondary market for these securities has become more liquid, with pricing generally similar to our carrying value, we classified these securities as current marketable securities as of September 28, 2013. We have the intent and believe we have the ability to sell these securities within the next 12 months.

Operating Activities

Net cash used in operating activities was $169 million in the first nine months of 2013. A net loss of $172 million was adjusted for non-cash charges consisting primarily of $182 million of depreciation and amortization expense, $67 million of employee stock-based compensation expense, a $30 million net loss on disposal of property, plant and equipment and $18 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of September 28, 2013 compared to December 29, 2012 included an increase in inventories of $360 million, largely driven by our customers’ next generation game console ramps and preparation for fourth quarter shipments of our new graphics products, an increase in accounts receivable of $242 million, which was primarily due to higher sales during the first nine months of 2013, an increase in other assets of $67 million, primarily due to new software licenses, and an increase in prepaid expenses and other current assets of $18 million. During the first nine months of 2013, accounts payable, accrued liabilities and other increased by $351 million, primarily due to a $296 million increase in accounts payable driven by timing of purchases and payments, a $32 million increase in accrued compensation and benefits and a $31 million increase in deferred income on shipments to our distributor customers, partially offset by a $10 million decrease in accrued and other current liabilities. Payables to GF, which included all amounts we owe to GF, increased by $41 million. The increase was primarily due to an increase of $256 million of payables related to wafer purchases, offset by payments of $175 million related to the limited waiver of exclusivity from GF and $40 million related to our take-or-pay obligation to GF.

Net cash used in operating activities was $52 million in the first nine months of 2012. A net loss of $710 million was adjusted for non-cash charges consisting primarily of a $278 million related to the limited waiver of exclusivity from GF, $194 million of depreciation and amortization expense, $74 million of stock-based compensation expense and $17 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by $41 million of benefit for deferred income taxes. The net changes in operating assets as of September 29, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $237 million and an increase in inventories of $266 million, which were primarily due to lower sales during the first nine months of 2012. During the first nine months of 2012, payables to GF increased by $271 million. The increase was primarily due to an increase of $46 million of payables related to wafer purchases and the remaining cash obligations of $225 million related to the limited waiver of exclusivity from GF. Accounts payable, accrued liabilities and other decreased by $62 million primarily due to a $75 million decrease in accrued and other current liabilities, a $41 million decrease in other liabilities and a $13 million decrease in deferred income on shipments to distributors, partially offset by a $42 million increase in accounts payable and a $26 million increase in accrued compensation and benefits.

Investing Activities

Net cash provided by investing activities was $159 million in the first nine months of 2013. A cash inflow from sales of property, plant and equipment of $238 million, which consisted primarily of net cash proceeds from the real estate transactions in Austin, Texas of $179 million, in Singapore of $46 million and in Markham, Ontario, Canada of $13 million, was partially offset by a cash outflow of $63 million for purchases of property, plant and equipment and a net cash outflow of $16 million from purchases, sales and maturity of available for sale securities.

Net cash used in investing activities was $73 million in the first nine months of 2012. A net cash outflow of $281 million related to the acquisition of SeaMicro, a cash outflow of $111 million for purchases of property, plant and equipment and a cash outflow of $23 million related to other investing activities, were partially offset by a net cash inflow of $342 million from purchases, sale and maturity of available for sale securities.

Financing Activities

Net cash provided by financing activities was $4 million in the first nine months of 2013, primarily due to $6 million in net proceeds from U.S. government grants for research and development activities and $3 million from the exercise of employee stock options, partially offset by repayment of capital lease obligations of $4 million.

Net cash provided by financing activities was $32 million in the first nine months of 2012, primarily due to net proceeds from the issuance of our 7.50% Senior Notes due 2022 (7.50% Notes) of $491 million, net proceeds from foreign government grants of $18 million and $12 million from the exercise of employee stock options, partially offset by our repayment of outstanding principal and accrued interest of our 5.75% Notes and capital lease obligations of $488 million.

During the first nine months of 2013 and 2012, we did not realize any excess tax benefit related to stock-based compensation, and therefore we did not record any related financing cash flows.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of September 28, 2013, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	Remainder of 2013	2014	2015	2016	2017	2018 and thereafter
6.00% Convertible Senior Notes due 2015 (1)	$580	$—	$—	$580	$—	$—	$—
8.125% Senior Notes due 2017 (1)	500	—	—	—	—	500	—
7.75% Senior Notes due 2020	500	—	—	—	—	—	500
7.50% Senior Notes due 2022	500	—	—	—	—	—	500
Aggregate interest obligation (2)	824	38	152	128	117	115	274
Other long-term liabilities	50	—	5	32	10	1	2
Capital lease obligations (3)	20	1	6	6	6	1	—
Operating leases	400	16	59	50	42	39	194
Purchase obligations (4)	733	552	168	13	—	—	—
Obligations to GF (5)	865	615	250	—	—	—	—

Total contractual obligations	$4,972	$1,222	$640	$809	$175	$656	$1,470

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on the 8.125% Notes and the 6.00% Notes.
(3)	Includes principal and imputed interest.
(4)	We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(5)	This amount includes all our contractual obligations to GF through the first quarter of 2014. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond the first quarter of 2014, but we expect that our future purchases from GF will continue to be material.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of the 6.00% Notes. The 6.00% Notes are our general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an indenture dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as trustee.

As of September 28, 2013, the outstanding aggregate principal amount of our 6.00% Notes was $580 million, and the remaining carrying value was approximately $563 million, net of debt discount of $17 million.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of the 8.125% Notes at a discount of 10.204%. The 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture dated November 30, 2009 between us and Wells Fargo Bank, National Association, as trustee.

From December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
On December 15, 2015 and thereafter	100.000%

As of September 28, 2013, the outstanding aggregate principal amount of our 8.125% Notes was $500 million, and the remaining carrying value was approximately $468 million, net of debt discount of $32 million.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of the 7.75% Senior Notes Due 2020 (7.75% Notes). The 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture dated August 4, 2010 between us and Wells Fargo Bank, National Association, as trustee.

From August 1, 2015, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
On August 1, 2018 and thereafter	100.000%

As of September 28, 2013, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of the 7.50% Notes. The 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture dated August 15, 2012 between us and Wells Fargo Bank, National Association, as trustee.

As of September 28, 2013, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $47 million of payments due under certain software and technology licenses that will be paid through 2017 and $2 million of payments related to employee benefit obligations that will be paid through 2018 and beyond.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of September 28, 2013, primarily consisted of $24 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in the third quarter of 2013. Also excluded from other long-term liabilities in the contractual obligations table able is $3 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our condensed consolidated balance sheet as of September 28, 2013. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of September 28, 2013, we had aggregate outstanding capital lease obligations of $18 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 28, 2013 were $400 million, including approximately $331 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California and Singapore.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of September 28, 2013, total non-cancelable purchase obligations were $733 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF, including approximately $415 million for our wafer purchase commitments for the remainder of 2013 and $250 million for the first quarter of 2014, and other payables under the WSA as described below. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond the first quarter of 2014, but we expect that our future purchases from GF will continue to be material.

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

Off-Balance Sheet Arrangements

As of September 28, 2013, we had no off-balance sheet arrangements.

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

As of September 28, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We rely on third-party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third-party providers to assemble, test, mark and pack certain of our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

We cannot assure you that these manufacturers or our other third-party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business.

We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

If we transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third-party manufacturing supplier, or if we for other reasons cease utilizing one of those suppliers, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturing suppliers, which could have a material adverse effect on our business.

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

On December 6, 2012, we entered into a third amendment to the WSA with GF. Pursuant to the third amendment, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us through December 31, 2013. In addition, we committed to purchase a fixed number of production wafers at negotiated prices through December 31, 2013. If GF encounters any problems that significantly reduce the number of functional die we receive from each wafer, then under our fixed wafer price arrangement, this will have the effect of increasing our per-unit cost for our products and could also reduce the number of products available for sale to our customers, which may have an adverse impact on our results of operations. In addition, if our requirements are less than the fixed number of wafers that we agreed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

In addition, GF has relied on Advanced Technology Investment Company (ATIC) for its funding needs. If ATIC fails to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us could be materially adversely affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

We may not be able to successfully implement our long-term business strategy.

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing low power or dense server, embedded and ultraportable and ultra-low-power markets. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. The goal of our long-term strategy is to derive approximately 50% of our revenue from our semi-custom SOC products, embedded products and other adjacent, faster growth markets in the next two years. In the third quarter of 2013, net revenue from sales of our semi-custom SOC products and embedded products represented more than 30% of total net revenue. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. We currently anticipate that gross margin for our semi-custom SOC products will be lower than our overall gross margin. However, if demand for these products is below our expectations, or we are not able to improve cost efficiencies of this business model, we may not realize benefits from our long-term business strategy.

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

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas, which was completed in the third quarter of 2013. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. If we do not manage these headcount reductions and other cost-cutting measures effectively, our ability to implement our new business strategy could be adversely impacted.

Global economic uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second half of 2012 and in the first nine months of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will remain challenging.

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

Our debt and capital lease obligations as of September 28, 2013 were $2.05 billion, which reflects the debt discount adjustment on our 6.00% Notes and our 8.125% Notes.

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

The indentures governing our 8.125% Notes, 7.75% Notes and 7.50% Notes contain various covenants which limit our ability to:

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing low power or dense server, embedded and ultraportable and ultra-low-power markets. Our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. However, we are entering markets with new and different competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 60% of our net revenue in the third quarter of 2013. On a segment basis, during the third quarter of 2013, five customers accounted for approximately 58% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 81% of the net revenue of our Graphics and Visual Solutions segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our microprocessor and graphics businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

Our receipt of revenue from our semi-custom SOC products and royalty revenues is dependent upon our technology being designed into third-party products and the success of those products.

The revenue that we receive from our semi-custom SOC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SOC products to these third parties. We also receive royalties paid to us by third parties in connection with sales of their products that incorporate our technology. Any royalty revenue is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future fiscal years. Consequently, the semi-custom SOC product and royalty revenue expected by us may not be fully realized, and our operating results may be adversely affected. In addition, we expect that as we continue to transition to a semi-custom business model, royalties paid to us by third parties in connection with sales of their products that incorporate our technology will decline.

The demand for our products depends in part on the market conditions in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

A significant portion of our business is currently dependent upon the market for desktop and mobile PCs and servers. Form factors have increasingly shifted from desktop PCs to mobile PCs, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the legacy PC portions of the market, projected to have slowing growth over the next several years. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our revenue in the second half of 2012 and the first nine months of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will remain challenging.

In addition, during the third quarter of 2013, we ramped sales of our semi-custom SOC products. Specifically, in the third quarter of 2013, net revenue from sales of our semi-custom SOC products and embedded products represented more than 30% of total net revenue. The success of our semi-custom SOC products is dependent on consumer market conditions, including the success of the Sony PS4TM and Microsoft Xbox One game console systems.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize to support our microprocessor, GPU and APU offerings. We also rely on our AIBs to support our GPU and APU businesses. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

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

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas, which was completed in the third quarter of 2013. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. Although the restructuring actions have resulted in operational savings, primarily in operating expenses, we cannot assure you that we will be able to maintain the level of operational savings that we achieved. In addition, we may experience unanticipated effects from our headcount reductions causing harm to our business and customer relationships.

We may incur future impairments of goodwill.

During the fourth quarter of 2013, we will perform an annual goodwill impairment analysis. If there are declines in our market capitalization, business climate and operating results, we may incur impairment charges that could be material, which may have a material adverse effect on our business.

Our inability to continue to attract and retain qualified personnel may hinder our product development programs.

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are not able to continue to attract, train and retain qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures, which would result in a default under the indentures.

Upon a change of control, we will be required to offer to repurchase all of the 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. Moreover, the indenture governing our 6.00% Notes also requires us to offer to repurchase these securities upon certain change of control events. As of September 28, 2013, the aggregate outstanding principal amount of the outstanding 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.00% Notes was $2.1 billion. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our revenue in the second half of 2012 and the first nine months of 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will remain challenging.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, European sales have been weaker during the summer months. In addition, with respect to our semi-custom SOC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect seasonal trends are beyond our control.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party manufacturing suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

Products as complex as those we offer may contain defects or failures when first introduced or when new versions or enhancements to existing products are released. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related property damage or personal injury and damage to our reputation in the industry and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our business.

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

We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management and information technology support services.

We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, to our manufacturing suppliers and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including help desk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration and voice, video and remote access. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.

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

Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our older products as our new products are introduced; or

•	our competitors taking aggressive pricing actions.

Because market conditions are uncertain and because we believe that consumer PC market conditions will remain challenging, these and other factors could materially adversely affect our business.

Our reliance on third-party distributors and add-in-board partners subjects us to certain risks.

We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIBs terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer the appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.

Additionally, distributors and AIBs typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than 12 months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIBs protect their inventory of our products against price reductions. We defer the gross margins on our sales to distributors and AIBs, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors or the AIBs. However, in the event of a significant decline in the price of our products, the price protection rights we offer would materially adversely affect us because our revenue and corresponding gross margin would decline.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% in the third quarter of 2013. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example an outbreak of a contagious disease such as Avian Influenza or the SARS virus), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Worldwide political conditions may adversely affect demand for our products.

Worldwide political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

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

With respect to intellectual property litigation, from time to time, we have been notified of, or third parties may bring or have brought, actions against us and/or against our customers based on allegations that we are infringing or contributing to the infringement of the intellectual property rights of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we do not obtain a license, these parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Failures in the global credit markets have impacted and may continue to impact the liquidity of our auction rate securities.

As of September 28, 2013, the par value of all our auction rate securities, or ARS, was $22 million with an estimated fair value of $15 million. Our ARS consist of municipal and corporate ARS. The uncertainties in the credit markets have affected all of our ARS, and auctions for these securities have failed to settle on their respective settlement dates since February 2008. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities or redeem them, or final payment is due according to contractual maturities (currently, ranging from 2036 to 2050 for our ARS). Although we have had redemptions since the failed auctions began, the liquidity of these investments continues to be adversely impacted.

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

Our operations and properties have in the past and continue to be subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict or, under certain circumstances, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party at three Superfund sites in Sunnyvale, California. Although we have not yet been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not yet been identified could exist at our other facilities.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As there are many sources of these materials, these new requirements are unlikely to affect the sourcing of minerals used in the manufacture of semiconductor devices but will add additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. Our first “conflict” minerals report covering the calendar year from January 1, 2013 to December 31, 2013 is due to the SEC on May 31, 2014.

A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. To the extent such regulations do not contain recommended modifications as proposed by us or industry associations, there is the potential for certain of our microprocessor, chipset and GPU products, as incorporated in desktop and mobile PCs, workstations, servers and other information and communications technology products being excluded from some of these markets which could materially adversely affect us.

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

ITEM 5.	OTHER INFORMATION

On October 24, 2013, our Board of Directors (the Board) approved amendments to our Code of Ethics for Executive Officers and Senior Finance Executives (the Code of Ethics). The Code of Ethics was amended to, among other things, set forth a schedule listing the executive officers and senior finance executives governed by the Code of Ethics and to harmonize conflicts of interest principles in the Code of Ethics with those set forth in the Company’s Worldwide Standards of Business Conduct (the WWSBC). The Board also approved amendments to the WWSBC, which applies to our directors, officers and employees, as well as third parties who perform work for or on behalf of us. These amendments, among others, clarify our position on “facilitating payments” under the Federal Corrupt Practices Act (FCPA); promote readability and highlight priority areas (such as protection of confidential information) by re-ordering the topics presented in the WWSBC; and provide additional and more detailed direction regarding our Anti-Corruption Guidelines, designed to align to the FCPA, UK Bribery Act, Brazil Clean Companies law and Russia’s Federal Anti-Corruption Law.

The foregoing summary of the amendments to the Code of Ethics and the WWSBC is subject to and qualified in its entirety by reference to the full text of the Code of Ethics and the WWSBC, each as so amended, copies of which have been posted on the Investor Relations section of our website at www.amd.com and are incorporated by reference into this Item 5.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 30, 2013	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer