Form 10-K
period 2013-12-28
ADVANCED MICRO DEVICES INC
filed 2014-02-18
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 29, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.5 billion based on the reported closing sale price of $4.08 per share as reported on the New York Stock Exchange on June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 726,115,663 shares of common stock, $0.01 par value per share, as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 8, 2014 (2014 Proxy Statement) are incorporated into Part III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 28, 2013

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; our ability to obtain sufficient external financing on favorable terms, or at all; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; our ability to negotiate a fourth amendment to the WSA with GF; future patent applications; sales patterns of our semi-custom System-on-Chip products for game consoles; expenditures related to environmental compliance and conflict minerals disclosure requirements; PC market conditions; the success of our transformation strategy; our ability to transform our business to attain approximately 50% of revenue from high-growth markets by the end of 2015; the decline of royalty revenue received from third parties as we transition to a semi-custom business model; the level of international sales as compared to total sales; that we will sample our first ARM technology-based AMD Opteron™ processor for servers in the first quarter of 2014; that our cash, cash equivalents and marketable securities and available external financing will be sufficient to fund our operations including capital expenditures over the next twelve months; our dependence on a small number of customers; our hedging strategy; and the timing of the implementation of certain ENERGYSTAR specifications. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third-party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF’s microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions do not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

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

General

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	Computing Solutions—comprised of x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

Graphics and Visual Solutions—comprised of graphics processing units (GPUs), including professional graphics, semi-custom System-on-Chip (SOC) products, development services and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 13 of our consolidated financial statements, beginning on page 96 below.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979, our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD Sempron, AMD Turion, FirePro, CrossFire, Radeon, Geode, SeaMicro and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Xbox360 and Xbox One are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. PlayStation is a registered trademark of Sony Computer Entertainment, Inc. Wii and Wii U are registered trademarks of Nintendo of America, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Web Site Access to Company Reports and Corporate Governance Documents

On the Investor Relations pages of our Web site, www.amd.com, we post links to our filings with the Securities and Exchange Commission (SEC), our Principles of Corporate Governance, our Code of Ethics for our Executive Officers and all other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our Board of Directors and all of our employees, and the charters of the Audit and Finance, Compensation, Nominating and Corporate Governance and Innovation and Technology committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Secretary, AMD, 7171 Southwest Parkway, M/S 100, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.

If we make substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, we intend to disclose the nature of such amendment or waiver on our Web site or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

The information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

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

Computing Solutions

The x86 Microprocessor Market

Central Processing Unit (CPU)

A microprocessor is an IC that serves as the CPU of a computer. It generally consists of hundreds of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a computer and numerous other electronic systems. The principal elements used to measure CPU performance are work-per-cycle (or how many instructions are executed per cycle), clock speed (representing the rate at which a CPU’s internal logic operates, measured in units of gigahertz, or billions of cycles per second) and power consumption. Other factors impacting microprocessor performance include the number of cores in a microprocessor, the bit rating of the microprocessor, memory size and data access speed.

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

Accelerated Processing Unit (APU)

While general purpose computer architectures based on the x86 architecture are sufficient for many customers, we believe that an architecture that optimizes the use of a CPU and GPU for a given workload can provide a substantial improvement in user experience, performance and energy efficiency. As the volume of digital media increases, we believe end users can benefit from an accelerated computing architecture. An accelerated computing architecture enables “offloading” of selected tasks, thereby optimizing the use of multiple computational units such as the CPU and GPU, depending on the application or workload. For example, serial workloads are better suited for CPUs, while highly parallel tasks may be better performed by a GPU. Our AMD APU combines our CPU and GPU onto a single piece of silicon. We believe that high performance computing workloads, workloads that are visual in nature and even traditional applications such as photo and video editing or other multi-media applications can benefit from our accelerated computing architecture.

Microprocessor Products

We currently design, develop and sell microprocessor products for desktop PCs, notebooks, tablets, hybrids, servers and embedded products. Our microprocessors and chipsets are incorporated into computing platforms that also include GPUs and core software to enable and advance the computing components. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced platforms consisting of microprocessors, chipsets and GPUs that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. Furthermore, by combining all of these elements onto a single piece of silicon as an APU or an SOC, we believe system performance and power efficiency is further improved. An SOC is a type of IC with a CPU, GPU and other components, such as a memory controller and peripheral management, comprising a complete computing system on a single chip. In addition to the enhancements at the end-user level, we believe our customers also benefit from an all-AMD platform, as we are able to provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

Our CPUs and APUs are currently manufactured primarily using 65 nanometer (nm), 45nm, 40nm, 32nm and 28nm process technologies. We currently base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second-level cache, and L3, or third-level cache, to enable faster data access and higher performance.

Energy efficiency and power consumption continue to be key design principles for our products. We focus on continually improving power management technology, or “performance-per-watt.” To that end, we offer CPUs, APUs and chipsets with features that we have designed to reduce system-level energy consumption, with multiple low power states which utilize lower clock speeds and voltages that reduce processor power consumption during both active and idle times. We design our CPUs and APUs to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX.

Our AMD family of APUs represents a new approach to processor design and software development, delivering serial, parallel and visual compute capabilities for high definition (HD) video, 3D and data-intensive workloads in the APU. APUs combine high-performance serial and parallel processing cores with other special-purpose hardware accelerators. We design our APUs for improved visual computing, security, performance-per-watt and smaller device form factors. Having the CPU and GPU on the same chip reduces the system power and bill-of-materials, speeds the flow of data between the CPU and GPU through shared memory and allows the GPU to function as both a graphics engine and an application accelerator in highly efficient computing platforms.

Building on the integration of our CPU and GPU onto a single piece of silicon, we are focused on evolving our accelerated computing architecture so that software programmers develop applications to more fully utilize the full serial and parallel compute capabilities of our APUs. Heterogeneous Systems Architecture (HSA) describes an industry standard that is an overarching design for having combinations of CPU and GPU processor cores operate as a unified engine. We are a founding member of the HSA Foundation, a non-profit organization established to define and promote this open standards-based approach to heterogeneous computing.

Desktop.    Our APUs for desktop PC platforms consist primarily of the AMD A-Series and AMD E-Series APUs. We also offer AMD FX CPUs for the enthusiast market. We designed the desktop AMD A-Series APU, codenamed “Trinity,” for mainstream desktop platforms, and it is available primarily in quad- and dual-core versions with a variety of discrete-level graphics configurations. In June 2013, we announced the 2013 Elite A-Series APU, codenamed “Richland,” which offers improved performance and power efficiency compared to prior AMD APUs. In January 2014, we began shipping the AMD A10-7850K and A10-7700K, codenamed “Kaveri,” for desktops. “Kaveri” is the world’s first APU to include HSA features, AMD TrueAudio technology for improved fidelity and immersive audio, and performing gaming experience of AMD’s Mantle application programming interface, or API. Mantle allows game developers to more easily take advantage of the full capability of our graphic core next architecture. The latest generation of AMD FX CPUs are based on the “Piledriver” x86 multi-core architecture, are designed for multitasking, high resolution gaming and HD media processing and come in eight-, six- and quad-core versions.

Notebook, Tablet, Hybrid.    Consumers continue to demand thinner and lighter mobile platforms with better entertainment performance and longer battery life. In response to this demand, we continue to invest in designing and developing high performing and low power notebook platforms. Our notebook processors consist primarily of performance AMD A-Series APUs, and AMD E-Series APUs. We designed the AMD A-Series APU, codenamed “Trinity,” for mainstream and ultrathin notebooks, and we designed our AMD E-Series APUs for mainstream notebooks. Our APUs for notebook platforms combine discrete-level AMD Radeon™ graphics, dedicated HD video processing and multi-core CPU processors on a single die which are designed for maximum performance and power efficiency. In March 2013, we launched our next generation 2013 AMD Elite Performance A-Series APUs, codenamed “Richland,” designed to deliver innovative user experiences such as facial log-in and gesture recognition for premium ultrathin, traditional and performance notebooks. In May 2013, we launched our next generation 2013 AMD Mainstream quad-core x86 SOC, codenamed “Kabini,” designed for entry-level and small-form factor touch notebooks, and the 2013 AMD Elite Mobility SOC, codenamed “Temash,” our first 28nm, quad-core x86 SOC designed for small form-factor notebooks, tablets and hybrids 13 inches and below. We introduced the AMD Elite Quad-Core A4-1350 APU for tablets, hybrids and small-screen touch notebooks in September 2013.

Server.    A server is a system that performs services for connected customers as part of a client-server architecture. Servers are designed to run an application or applications often for extended periods of time with minimal human intervention. Examples of servers include web servers, e-mail servers and print servers. These servers can run a variety of applications, including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration. Servers are also used in cloud computing, which is a computing model where data, applications and services are delivered over the internet or an intranet.

Our microprocessors for server platforms consist of our AMD Opteron™ 6000, 4000, 3000 CPU and X1150/X2150 APU series platform processors. In addition, to offering microprocessors for servers, we offer dense server systems, designed to reduce power consumption and improve space efficiency for data centers. Our dense server products include the SeaMicro SM15000™ server, as well as AMD’s SeaMicro Freedom™ Fabric Storage series of storage enclosures. Our fabric technology, the SeaMicro Freedom™ supercompute fabric, interconnects hundreds of card-sized motherboards and reduces the need for data networking equipment and eliminates hundreds of cables, simplifying data center operations. We designed this fabric to reduce sever system power consumption while providing lower latency and higher bandwidth interconnections. In May 2013, we launched our Opteron™ X Series processors, a new family of high density, low power servers. Also in January 2014, we announced that we would sample AMD Opteron A-Series processor, codenamed “Seattle,” in the first quarter of 2014, our first 64-bit ARM-based server CPU using 28nm process technology.

Embedded Processor Products

Our embedded products address customer needs in PC-adjacent markets. Typically, our embedded products are used in applications that require high to moderate levels of performance, where key features include low cost, mobility, low power and small form factor. High performance graphics are increasingly important in many embedded systems. Customers of our embedded products include vendors in industrial control and automation, digital signage, point of sale/self-service kiosks, medical imaging, set-top box and casino gaming machines as well as enterprise class telecommunications, networking, security, storage systems and thin-clients, or computers that serve as an access device on a network.

The embedded market has moved from developing proprietary, custom designs to leveraging the industry-standard x86 instruction set architecture as a way to reduce costs and speed time to market. Customer requirements for these systems include very low power for small enclosures and 24x7 operation, support for Linux, Windows and other operating systems and high-performance for increasingly sophisticated applications. Other requirements include advanced specifications for industrial temperatures, shock, vibration and reliability.

Our embedded platforms include options from the AMD Embedded Geode™ LX family and AMD Opteron Processor family. In July 2013, we extended our embedded SOC product portfolio with the launch of a new low power AMD G-Series SOC for fanless designs. A fanless design is one that, instead of using a fan for cooling, relies on other means, such as convection cooling, to transport heat away from certain components. In August 2013, we launched the AMD Embedded R-Series high performance computing platform for high-end digital gaming and signage.

Chipset Market and Products

A chipset is the set of components that manages data flow between a processor or processors, memory and peripherals, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, and balance the performance of the system and aid in removing bottlenecks. Chipsets often include graphics, audio, video and other capabilities. All desktop PCs, notebooks and servers that are not powered by an SOC have a chipset. In many PCs, the chipset includes a GPU. A GPU within the chipset solution is commonly known as an integrated graphics processor (IGP), and such a chipset may be called an IGP chipset. A discrete GPU is usually required in non-APU based systems that do not have an IGP. By not necessitating a discrete GPU, IGP chipsets can offer a lower cost solution and reduced power consumption and enable smaller system form factors. With our APU architecture, the GPU is included in the APU. For systems that are not powered by an SOC, an AMD Controller Hub chip performs the input and output functions of the chipset. We believe that either the use of an SOC or the combination of an APU and the AMD Controller Hub will eventually replace our market for IGP chipsets.

Our portfolio of chipset products includes chipsets with and without IGPs for desktop PCs and servers, and AMD Controller Hub-based chipsets for our APUs. We offer AMD M880G and M780G chipsets for notebooks, and we offer AMD 9-Series, 8-Series, 7-Series Discrete and AMD 7-Series Integrated chipsets for desktop PCs. We also offer AMD 785E, SR5690, 780E and M690T chipsets for our embedded products.

Graphics and Visual Solutions

Graphics and Visual Solutions Market

A graphics and visual solution can be in the form of an APU, GPU, IGP, SOC or a combination of a GPU with one of the other foregoing products working in tandem. The semiconductor graphics market addresses the need for visual or parallel processing in various computing and entertainment platforms such as desktop PCs, notebooks, tablets and workstations.

APUs deliver visual and parallel processing functionality for value and mainstream PCs, while discrete GPUs are specifically architected for higher performance graphics processing. A dedicated GPU and CPU (whether in an APU or as two separate pieces of silicon) work in tandem to increase overall speed and performance of the system. Users of these graphics products value a rich visual experience to enable a more compelling and immersive experience. Moreover, for many consumers, the PC is evolving from a traditional data processing and communications device to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to manufacturers designing PCs for playing games, displaying photos and capturing TV and other multimedia content, viewing online videos, photo editing and managing digital content. In turn, the trend has continued to contribute to the development of higher performance graphics solutions.

For many consumers, the PC is evolving from a traditional data processing and communications device to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to manufacturers designing PCs for playing games, displaying photos and capturing TV and other multimedia content, viewing online videos, editing photos and managing digital content. In turn, the trend has contributed to the development of higher performance graphics solutions.

Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that increasingly relies more on the GPU or a combination of GPU and CPU. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable AMD GPUs, working in concert with the computer system’s CPUs, to accelerate applications beyond traditional graphics and video processing by allowing CPUs and GPUs to process information cooperatively. Heterogeneous computing, which refers to computer systems that use more than one kind of processor, enables PCs and servers to run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user.

Graphics and Visual Solutions Products

Our customers generally use our graphics and visual solutions to increase the speed of rendering images and to improve image resolution and color definition. We develop our products for use in desktop PCs, notebooks, tablets, professional workstations, servers and gaming consoles. In addition, our semi-custom products are tailored, high-performance customer-specific solutions based on AMD’s CPU, GPU and APU technology. We work closely together with our customers to define solutions with a selectable level of GPU performance to precisely match the requirements of the device or application. Approaches range from complex, full-custom SOCs to more modest adaptations and integrations of existing parts.

With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. In addition, our recent generation graphics products have Linux® driver support.

Game Consoles.    We have leveraged our core graphics and visual processing technologies developed for the PC market by providing graphic and visual solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games. We leverage our core visual processing technology into the game console market by licensing our graphic technology in game consoles such as the Microsoft® Xbox 360™ and Nintendo Wii and Wii U. During the first quarter of 2013, Sony announced that it would use a semi-custom APU based on our “Jaguar” central processing unit core and next-generation Radeon graphics in its Sony PlayStation®4 game console system. During the second quarter of 2013, Microsoft announced that the Xbox One, its next-generation gaming console, would feature an AMD semi-custom SOC product. The PlayStation®4 and Xbox One were both launched in the fourth quarter of 2013, powered by AMD semi-custom SOC products.

Discrete Desktop Graphics.    We offer discrete graphic and visual solutions for gaming, multimedia, editing photos and videos as well as other graphic-intensive applications. Our discrete GPUs for desktop PCs include the AMD Radeon™ HD 8000 series, AMD Radeon 7000 series, AMD Radeon HD 6000 series and ATI Radeon HD 5000 series. In September 2013, we announced our AMD Radeon R7 and R9 series graphics cards designed for enthusiast gamers. Many models of our R7 graphic cards and all models of our R9 graphic card series support our Mantle and AMD True Audio technology.

Discrete Notebook Graphics.    When selecting a graphics solution, key considerations for notebook manufacturers are graphics performance, visual experience, power efficiency, dedicated memory support and ease of design integration. Our discrete GPUs for notebooks include the AMD Radeon HD 7000M series, AMD Radeon HD 6000M series and ATI Mobility Radeon HD 5000 series. In May 2013, we announced our AMD Radeon HD 8000M Series graphics processors, a discrete graphics processor series for performance gaming. In October 2013, we launched our AMD Radeon R7, R9 and R5 M200 series mobile discrete graphics processors series based on our Graphics Core Next architecture for consumer GPUs.

Professional Graphics.    Our AMD FirePro™ family of professional graphics products consists of 3D and 2D multi-view graphics cards and GPUs that we designed for integration in mobile and desktop workstations, as well as business PCs. We designed our AMD FirePro 3D graphics cards for demanding applications such as those found in the computer aided design (CAD) and digital content creation (DCC) markets, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. We designed our AMD FirePro 2D graphics cards with dual and quad display outputs for financial and corporate environments.

We also provide graphics and visual products for the server market where we leverage our graphics and visual expertise and align our offerings to provide the stability, video quality and bus architectures desired by our customers. Through our AMD CrossFire™ Pro technology, we enable CAD and DCC professionals to connect two identical AMD FirePro 3D graphics cards with a flex cable connection that can enhance performance of geometry-limited applications. In February 2013, we launched AMD FirePro™ R5000 remote workstation-class graphics card, designed to power remote 3D-graphics workflows and full computing experiences over IP networks for data center environments. In March 2013, we launched AMD Radeon Sky series graphic cards designed to enable cloud gaming service companies to stream PC and console-quality gaming experiences to various devices.

Marketing and Sales

We sell our products through our direct sales force and through independent distributors and sales representatives in both domestic and international markets. Our sales arrangements generally operate on the basis of product forecasts provided by the particular customer, but do not typically include any commitment or requirement for minimum product purchases. We primarily use purchase orders, sales order acknowledgments and contractual agreements as evidence of our sales arrangements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products.

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

We market and sell our products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD A-Series, AMD E-Series, AMD FX, AMD Athlon and AMD Sempron. Our notebook and tablet brands for microprocessors are AMD A-Series A, AMD E-Series, AMD C-Series, AMD Z-Series, AMD Phenom, AMD Athlon, AMD Turion and AMD Sempron. Our server brand for microprocessors is AMD Opteron. We sell dense server systems products under the SeaMicro brand, including the SM15000 series and Freedom Fabric Storage series for storage systems. We also sell low-power versions of our AMD Opteron, AMD Athlon and AMD Sempron, as well as AMD Geode, AMD R-Series and G-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon. Our product brand for professional graphics products is AMD FirePro. We also market and sell our chipsets under the AMD trademark.

We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers and third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our co-marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products and third-party systems integrating our products, subject to meeting defined criteria.

Customers

Our microprocessor customers consist primarily of original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, system builders and independent distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers, OEMs and system builders. Our graphics products customers include the foregoing as well as add-in-board manufacturers, or AIBs.

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

We work closely with our customers to create differentiated products that leverage our CPU, GPU and APU technology. Customers pay us non-recurring engineering fees for design and development services and a purchase price for our semi-custom products.

Collectively, our top five customers accounted for approximately 54% of our net revenue during the year ended 2013. In 2013, Hewlett-Packard Company, Microsoft Corporation and Sony Corporation each accounted for more than 10% of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. Sales to Microsoft and Sony consisted primarily of products from our

Graphics and Visual Solutions segment. Five customers, including Hewlett-Packard Company, accounted for approximately 58% of the net revenue attributable to our Computing Solutions segment. In addition, five customers, including Hewlett-Packard, Microsoft and Sony, accounted for approximately 70% of the net revenue attributable to our Graphics and Visual Solutions segment. A loss of any of these customers could have a material adverse effect on our business.

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks and PC motherboards.

Third-Party Distributors

Our authorized distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, including those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book that is not more than 12 months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

AIB Manufacturers and System Integrators

We strive to establish and broaden our relationships with AIB manufacturers. We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to system integrators, or SIs, and to retail buyers. Our agreements with AIBs protect their inventory of our products against price reductions. We also sell directly to our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel recently introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks.

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

Intel’s dominant position in the microprocessor market, its introduction of competitive new products, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.

Other competitors include a variety of companies providing or developing ARM-based designs at relatively low cost and low power processors for the computing market including netbooks, tablets and thin-client form factors, as well as dense servers, set-top boxes and gaming consoles. ARM Holdings designs and licenses its ARM architecture to third parties, including AMD, and offers supporting software and services. Our ability to compete with companies who use ARM-based solutions depends on our ability to design energy-efficient, high-performing products at an attractive price point.

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

Competition in the Graphics and Visual Solutions Market

In the graphics and visual solutions market, our competitors include suppliers of discrete graphics, embedded graphics processors and IGPs. Intel manufactures and sells embedded graphics processors and IGP chipsets, and is a dominant competitor with respect to this portion of our business. The continued improvement of the quality of Intel’s integrated graphics, along with higher unit shipments of our APUs, may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could take actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics and visual solutions market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

Other than Intel, our principal competitor in the graphics and visual solutions market is Nvidia. AMD and Nvidia are the two principal players offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly higher barrier to entry in this market.

With respect to our game console products, we compete primarily against Nvidia. Other competitors include Intel, ARM Holdings and Imagination Technology Group.

Research and Development

We focus our research and development activities on improving and enhancing product design. One main area of focus is on delivering the next generation of products with greater system level integration of the CPU and GPU and transforming our products into SOCs, with, in each case, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors and APU products for notebooks and tablets and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low-power integrated platforms to serve key markets, including commercial clients, mobile computing and gaming and media computing, as well as developing an HSA, which is designed for software developers to easily program APUs by combining scalar processing on the CPU with parallel processing on the GPU, all while providing high bandwidth access to memory at low power. We believe that these integrated platforms will bring customers better time-to-market and increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and we work with others in the industry, public foundations, universities and industry consortia to conduct early stage research and development.

Our research and development expenses for 2013, 2012 and 2011 were approximately $1.2 billion, $1.4 billion and $1.5 billion, respectively. For more information, see “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in China, Canada, India, Singapore, Taiwan and Israel.

Manufacturing Arrangements and Assembly and Test Facilities

Third-Party Wafer Foundry Facilities

GLOBALFOUNDRIES, Inc.    On March 2, 2009, we entered into a Wafer Supply Agreement (the WSA) with GLOBALFOUNDRIES, Inc. (GF). The WSA governs the terms by which we purchase products manufactured by GF, a related party to us. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. If we acquire a third-party business that manufactures microprocessor and APU products, we will have up to two years to transition the manufacture of such microprocessor and APU products to GF.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor and APU products will remain as set forth in the WSA, but our purchase commitments to GF will no longer apply.

On April 2, 2011, we entered into a first amendment to the WSA. The primary effect of the first amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors and APU products. The first amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF.

On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of the second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us during 2012. Under the terms of the second amendment to the WSA, GF granted us rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time (the limited waiver of exclusivity). In consideration for the limited waiver of exclusivity, we recorded a charge of $703 million in the first quarter of 2012, consisting of a $425 million cash payment and a $278 million non-cash charge representing the transfer to GF of our remaining investment in GF at fair value.

On December 6, 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

We are currently in the process of negotiating a fourth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

GF currently manufactures our microprocessors on 300 millimeter wafers in technologies ranging from 65nm to 28nm. Smaller process geometries can lead to gains in performance, lower power consumption and lower per unit manufacturing costs. We continue to have our products manufactured on more advanced process technology because using more advanced process technology can contribute to lower product manufacturing costs and improve a product’s performance and power efficiency.

Taiwan Semiconductor Manufacturing Company.    We also have foundry arrangements with Taiwan Semiconductor Manufacturing Company (TSMC) for the production of certain graphics processors and chipsets, embedded processors and APU products. We are in production in TSMC’s 300 millimeter fabrication facilities in technologies ranging from 65nm to 28nm.

Other Third-Party Manufacturers.    We outsource board-level graphics product manufacturing to third-party manufacturers. We also outsource board-level and system-level product manufacturing to third-party manufacturers for our SeaMicro dense server and storage products.

Assembly, Test, Mark and Packaging Facilities

We own and operate two assembly, test, mark and packaging facilities. Some wafers for our products are delivered from third-party foundries to our assembly, test, mark and packaging facilities. Our assembly, test, mark and packaging facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	150,000	Assembly, Test, Mark & Packaging
Suzhou, China	100,000	Assembly, Test, Mark & Packaging

The remaining wafers for our products are delivered from third-party foundries to our test, assembly and packaging partners located in the Asia-Pacific region who package and test the final semiconductor products.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 28, 2013, we had approximately 4,650 patents in the United States and approximately 1,700 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business.

As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the cross-license agreement that we entered into with Intel on November 11, 2009. Under the cross license agreement, Intel has granted to us and our subsidiaries, and we have granted Intel and its subsidiaries, non-exclusive, royalty-free licenses to all patents that are either owned or controlled by the parties at any time that have a first effective filing date or priority date prior to the five-year anniversary of the effective date of the cross license agreement, referred to as the Capture Period, to make, have made, use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. Under the cross license agreement, Intel has rights to make semiconductor products for third parties, but the third-party product designs are not licensed as a result of such manufacture. We have rights to perform assembly and testing for third parties but not rights to make semiconductor products for third parties. The term of the cross license agreement continues until the expiration of the last to expire of the licensed patents, unless earlier terminated. A party can terminate the cross license agreement or the rights and licenses of the other party if the other party materially breaches the cross license agreement and does not correct the noticed material breach within 60 days. Upon such termination, the terminated party’s license rights terminate but the terminating party’s license rights continue, subject to that party’s continued compliance with the terms of the cross license agreement. The cross license agreement and the Capture Period will automatically terminate if a party undergoes a change of control (as defined in the cross license agreement), and both parties’ licenses will terminate. Upon the bankruptcy of a party, that party may assume, but may not assign, the cross license agreement, and in the event that the cross license agreement cannot be assumed, the cross license agreement and the licenses granted will terminate.

Backlog

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

Seasonality

Our operating results tend to vary seasonally. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SOC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year.

Employees

As of December 28, 2013, we had approximately 10,671 employees.

Environmental Regulations

Many aspects of our business operations and products are regulated by domestic and international environmental laws and regulations. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and requirements with respect to treatment, transport, storage and disposal of solid and hazardous wastes. If we fail to comply with any applicable environmental regulations, we may be subject to fines, suspension of production, alteration of our manufacturing processes, import/export restrictions, sales limitations and/or criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur other expenses to comply with environmental regulations. Any failure to adequately control the use, disposal, storage or discharge of hazardous substances could expose us to future liabilities that could have a material adverse effect on our business. We believe we are in material compliance with applicable environmental requirements and do not expect those requirements to result in material expenditures in the foreseeable future.

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

Recent U.S. legislation requires disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free” and if we cannot satisfy these customers, they may choose a competitor’s products. In January 2014, Intel announced that all of its microprocessor products are “conflict free.” Our first “conflict” minerals report covering the 2013 calendar year is due to the SEC by June 2, 2014.

A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.

While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us. See also, “Item 3—Legal Proceedings—Environmental Matters,” below.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel recently introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks.

Intel also leverages its dominance in the microprocessor market to sell its integrated graphics chipsets. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics and visual solutions market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

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

Intel’s dominant position in the microprocessor market and integrated graphics chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.

The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs and notebooks to tablets, and tablets have been one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that PC market conditions will remain challenging. As consumers adopt new form factors and have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations or cause us to pay penalties. If our customers do not include our products in the initial design of their computer systems or products, they will typically not use our products in their systems or products until at least the next design configuration. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business.

Moreover, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In addition, credit agency downgrades or concerns regarding our credit worthiness may impact relationships with our suppliers, who may limit our credit lines. For example, in the first quarter of 2013, Moody’s lowered our senior unsecured debt rating to B2 from B1 and Standard & Poor lowered our senior unsecured debt rating to B from BB. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

We rely on GF to manufacture most of our microprocessor and APU products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices, or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs, and our business could be materially adversely affected.

In addition, if our requirements are less than the fixed number of wafers that we agreed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

We are currently in the process of negotiating a fourth amendment to the WSA, and we expect that our future purchases from GF will continue to be material. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margin and our results of operations.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that PC market conditions will remain challenging. The goal of our long-term strategy is to derive approximately 50% of our revenue from high growth markets by the end of 2015. In the third and fourth quarters of 2013, revenue from sales of our semi-custom SOC and embedded products represented more than 30% of total net revenue. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. However, if demand for these products is below our expectations, or we are not able to improve cost efficiencies of this business model, we may not realize benefits from our long-term business strategy.

Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. We cannot assure you that our new strategic direction will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

Global economic uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue in the second half of 2012 and in 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will remain challenging.

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

We may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements.

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Secured Revolving Line of Credit or borrow more funds on terms acceptable to us, if at all.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our total debt as of December 28, 2013 was $2.1 billion, which reflects the debt discount adjustment on our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and our 8.125% Senior Notes due 2017 (8.125% Notes).

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

The agreements governing our notes and our Secured Revolving Line of Credit impose restrictions on us that may adversely affect our ability to operate our business.

The indentures governing our 8.125% Notes, 7.75% Senior Notes due 2020 (7.75% Notes) and 7.50% Senior Notes due 2022 (7.50% Notes) contain various covenants which limit our ability to, among other things:

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

Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $500 million, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $500 million for 45 days, we will become subject to various additional covenants which limit our ability to, among other things:

•

allow certain subsidiaries that manufacture or process inventory for us or AMD International Sales & Service, Ltd. (together, the Borrowers) to borrow secured debt or unsecured debt beyond a certain amount;

•

create any liens upon any of the Borrowers’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit));

•	declare or make any distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date;

•	become a party to certain agreements restricting the Borrowers’ ability to incur or repay debt, grant liens, make distributions; and

•	modify loan agreements or enter into any non-arm’s-length transaction with an affiliate.

During a Domestic Cash Trigger Period, we also would be required to maintain a fixed charge coverage ratio each four-fiscal quarter period ending on and after March 29, 2014.

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes and 6.00% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes or 6.00% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. For example, our semi-custom products are developed and customized for our customers particular needs. However, we are entering markets with new and different competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 54% of our net revenue in 2013. On a segment basis, in 2013, five customers accounted for approximately 58% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 70% of the net revenue of our Graphics and Visual Solutions segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

Our receipt of revenue from our semi-custom SOC products is dependent upon our technology being designed into third-party products and the success of those products.

The revenue that we receive from our semi-custom SOC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SOC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline. We also receive royalties paid to us by third parties in connection with sales of their products that incorporate our technology. Any revenue from sales of our semi-custom SOC products and any royalty revenue is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SOC product and royalty revenue expected by us may not be fully realized, and our operating results may be adversely affected. In addition, we expect that as we continue to transition to a semi-custom business model, royalties paid to us by third parties in connection with sales of their products that incorporate our technology will decline.

The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.

A significant portion of our business is currently dependent upon the market for desktop PCs and notebooks. Form factors have increasingly shifted from desktop PCs and notebooks to tablets, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that PC market conditions will remain challenging. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our net revenue in the second half of 2012 and 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales.

In addition, during the third and fourth quarter of 2013, we ramped sales of our semi-custom SOC products. Specifically, in the third and fourth quarters of 2013, net revenue from sales of our semi-custom SOC and embedded products represented more than 30% of total net revenue. The success of our semi-custom SOC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet consumer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available in the time frame needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.

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

We may incur future impairments of goodwill.

We perform our annual goodwill impairment analysis as of the first day of the fourth quarter of each year. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. The occurrence of any of these events may require us to record future goodwill impairment charges.

Our inability to continue to attract and retain qualified personnel may hinder our product development programs.

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are not able to continue to attract, train and retain qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate qualified personnel, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our results of operations. In addition, our recent and any future restructuring plans may adversely impact our ability to attract and retain key employees.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Line of Credit, which would result in a default under the indentures and our Secured Revolving Line of Credit.

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 8.125% Notes and 7.50% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of December 28, 2013, $55 million was outstanding under our Secured Revolving Line of Credit and $2.0 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling prices;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products; and

•	excess inventory levels.

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our net revenue in the second half of 2012 and 2013 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will remain challenging.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SOC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.

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

Moreover, the conversion of our remaining 6.00% Notes may dilute the ownership interests of our existing stockholders. The conversion of our 6.00% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of our 6.00% Notes. Any sales in the public market of our common stock issuable upon conversion of our 6.00% Notes could adversely affect prevailing market prices of our common stock. In addition, the conversion of our 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

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

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to our business. Our business processes and information systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We are currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation and engagement of strategic partners or resources to assist with certain business functions. These changes may be costly and disruptive to our operations and could impose substantial demands on management time.

These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We are currently implementing an initiative to transition certain key information technology applications and business systems from various AMD development locations to centralized consolidated data centers. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, and computer system or network failures. There can be no assurance that our business systems or those of our third-party business partners would not be subject to similar incidents, including cyber-security incidents, exposing us to significant cost, reputational harm and disruption or damage to our business.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties.

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

Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price or a reduction in our gross margin include:

•	a sudden or significant decrease in demand for our products;

•	a production or design defect in our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or

•	our competitors taking aggressive pricing actions.

Because market conditions are uncertain and because we believe that consumer PC market conditions will remain challenging, these and other factors could materially adversely affect our business.

Our reliance on third-party distributors and add-in-board (AIB) partners subjects us to certain risks.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively or efficiently the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results. In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, as well as incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Acquisitions may also reduce our cash available for operations and other uses, which could harm our business.

Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 77% in the fourth quarter of 2013 and 85% for the year ended 2013. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, a complaint was filed against us seeking damages for alleged securities law violations, which is described in “Part 1, Item 3: Legal Proceedings” below. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including in the January 15, 2014 complaint filed against us, may result in the payment of damages that could be material to our business.

With respect to intellectual property litigation, from time to time, we have been notified of, or third parties may bring or have brought, actions against us and/or against our customers based on allegations that we are infringing the intellectual property rights of others, contributing to or inducing the infringement of the intellectual property rights of others or otherwise improperly using the intellectual property of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we do not obtain a license, these parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the EU and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may produce sudden changes in demand, which may result in excess inventory.

Recent U.S. legislation includes disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free,” and if we cannot satisfy these customers, they may choose a competitor’s products. In January 2014, Intel announced that all of its microprocessor products are “conflict free.” Our first “conflict” minerals report covering the 2013 calendar year is due to the SEC by June 2, 2014.

A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.

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

At December 28, 2013, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in Canada, China and Malaysia. These facilities totaled approximately 934,000 square feet.

We lease our main facility with respect to our graphics and visual solutions and chipset products, which is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We own and operate one additional facility in Markham, Ontario which consists of approximately 123,000 square feet, including office space and approximately 30,000 square feet of warehouse space. We also currently own and operate two facilities in Malaysia and China comprising an aggregate of approximately 811,000 square feet, including office space and approximately 250,000 square feet of assembly, test, mark and packaging facilities, which are described in further detail in the section entitled “Assembly, Test, Mark and Packaging Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 422,000 square feet of land in Suzhou, China for our assembly test, mark and packaging facilities.

As of December 28, 2013, we also leased approximately 2.5 million square feet of space for engineering, manufacturing, warehouse and administrative use, including our headquarters in Sunnyvale, California, our principal administrative facilities in Austin, Texas, and a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2025, although some of these leases include optional renewals. The lease for our headquarters in Sunnyvale, California expires in December 2018, and provides for two successive 10-year optional renewals. The lease for our principal administrative facilities in Austin, Texas expires in March 2025, and provides for one 10-year optional renewal.

We also have approximately 165,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2018. We are actively marketing this space for sublease.

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

Securities Class Action

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period October 27, 2011 through October 28, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5.4 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. Costs could also increase as a result of additional test and remediation obligations imposed by the Environmental Protection Agency or California Regional Water Quality Control Board. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Other Matters

We are a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 14, 2014, there were 7,023 registered holders of our common stock, and the closing price of our common stock was $3.69 per share as reported at New York Stock Exchange. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal Year 2013 Quarters Ended:
March 30, 2013	$2.93	$2.28
June 29, 2013	$4.42	$2.26
September 28, 2013	$4.65	$3.25
December 28, 2013	$4.13	$3.04

	High	Low
Fiscal Year 2012 Quarters Ended:
March 31, 2012	$8.35	$5.35
June 30, 2012	$8.21	$5.32
September 29, 2012	$5.98	$3.22
December 29, 2012	$3.41	$1.81

Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our indentures for our 8.125% Notes, 7.75% Notes and 7.50% Notes, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the indentures. We are prohibited from paying cash dividends on our common stock during a Domestic Cash Trigger Period under our Secured Revolving Line of Credit, includes a period during which our domestic cash or cash equivalents held in certain accounts is at any time less than $500 million.

For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 26, 2008 through December 28, 2013. The past performance of our common stock is no indication of future performance.

	Base Period 12/26/2008	Years Ending
Company / Index		12/26/2009	12/25/2010	12/31/2011	12/29/2012	12/28/2013
Advanced Micro Devices, Inc.	100	454.59	368.81	247.71	104.59	173.39
S&P 500 Index	100	132.21	150.48	153.77	175.41	235.25
S&P 500 Semiconductors Index	100	167.83	186.09	191.27	181.35	248.54

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 28, 2013

(In millions except per share amounts)

	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Net revenue	$5,299	$5,422	$6,568	$6,494	$5,403
Income (loss) from continuing operations(2)(3)(4)(5)(6)	(83)	(1,183)	495	471	296
Loss from discontinued operations, net of tax(7)	—	—	(4)	—	(3)
Net income (loss) attributable to AMD common stockholders	$(83)	$(1,183)	$491	$471	$304
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$(0.11)	$(1.60)	$0.68	$0.66	$0.46
Discontinued operations	—	—	(0.01)	—	—

Basic net income (loss) attributable to AMD common stockholders per common share	$(0.11)	$(1.60)	$0.68	$0.66	$0.46
Diluted
Continuing operations	$(0.11)	$(1.60)	$0.67	$0.64	$0.45
Discontinued operations	—	—	(0.01)	—	—

Diluted net income (loss) attributable to AMD common stockholders per common share	$(0.11)	$(1.60)	$0.66	$0.64	$0.45
Shares used in per share calculation
Basic	754	741	727	711	673
Diluted	754	741	742	733	678
Long-term debt and other long term liabilities(8)	$2,175	$2,065	$1,590	$2,270	$4,947
Total assets(9)	$4,337	$4,000	$4,954	$4,964	$9,078

(1)	2013, 2012, 2010 and 2009 consisted of 52 weeks, whereas 2011 consisted of 53 weeks.
(2)

In 2009, we entered into a comprehensive settlement agreement with Intel. Pursuant to the settlement agreement, Intel paid us $1.3 billion, and we recorded a $1.2 billion gain, net of certain expenses in 2009. In 2010, we entered into a settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay us $283 million, net of withholding taxes. We recorded this amount as a gain in 2010. In 2013, we entered into licenses and settlements regarding patent-related matters. Pursuant to these licenses and settlements, we received in aggregate, $48 million, net, which we recorded as a gain in 2013.

(3)

During 2010, we deconsolidated GF and began to account for our ownership interest in GF under the equity method of accounting. We recorded a non-cash gain of $325 million on deconsolidation of GF and a loss of $462 million for our share of GF’s operating results in 2010. During 2011, we changed the method of accounting for our investment in GF from the equity method to the cost method of accounting. As a result of the change, we recognized a non-cash gain of approximately $492 million, net of certain transaction related charges. In 2011, we recorded a non-cash impairment charge of approximately $209 million related to our investment in GF.

(4)

During the first quarter of 2012, we entered into a second amendment to the WSA with GF. The primary effect of this amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us during 2012. As a result of the amendment, we recorded a $703 million charge during the first quarter of 2012. During the fourth quarter of 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our production wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million, which resulted in a $273 million lower of cost or market charge recorded in the fourth quarter of 2012.
(5)

In 2012 and 2011, we implemented restructuring plans and incurred net charges of $6 million, $100 million and $100 million in 2013, 2012 and 2011, respectively, which primarily consisted of severance and related employee benefits.

(6)	In 2013, we sold and leased back buildings in various locations and land in Austin, Texas, for which we recorded a net charge of $24 million.
(7)

In 2008, we sold our Digital Television business to Broadcom Corporation for $141.5 million and classified it as discontinued operations. In 2011, we recorded a charge of $4 million in connection with a payment to Broadcom related to this asset sale.

(8)

Total long-term debt and other long term liabilities increased by $110 million from 2012 to 2013, primarily due to obligations associated with the license of $157 million of new technology and software, partially offset by the repurchase of $50 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes). Total long-term debt and other long term liabilities increased by $475 million from 2011 to 2012, primarily due to an issuance of $500 million principal amount of our 7.50% Notes. Total long-term debt and other long term liabilities decreased by $680 million from 2010 to 2011, primarily due to the repurchase of $200 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes) and reclassification of $485 million in principal amount of our 5.75% Notes to the current portion of long-term debt. Total long-term debt and other long term liabilities decreased by $2.7 billion from 2009 to 2010, primarily due to the deconsolidation of GF and the repurchase of $1.0 billion in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes).

(9)	Total assets decreased by $4.1 billion from 2009 to 2010, primarily due to the deconsolidation of GF.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of December 28, 2013 and December 29, 2012 and for each of the three years in the period ended December 28, 2013 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Introduction

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

(ii)	graphics processing units (GPUs), including professional graphics, semi-custom System-on-Chip (SOC) products, development services and technology for game consoles.

In this MD&A, we will describe the results of operations and the financial condition for us and our consolidated subsidiaries, including a discussion of our results of operations for 2013 compared to 2012 and 2012 compared to 2011, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

Overview

During 2013, we focused on executing our three-phase transformation plan designed to restructure, accelerate and transform AMD to better align our business to the changing computing landscape and to position ourselves to take advantage of new opportunities in high-growth adjacent markets. As of the end of 2013, we completed the first two phases of our strategic transformation plan that we outlined in October 2012, achieving key milestones in our corporate and financial transformation. We completed the restructuring of our company, creating a more efficient business with significantly lower operating expenses. From the first quarter of 2012 to the fourth quarter of 2013, we decreased operating expenses by approximately 31%.

We also launched new products in accordance with our product roadmap and ramped our new semi-custom design capabilities in 2013. In the first half of 2013, Sony announced that it would use a semi-custom APU based on our “Jaguar” CPU core and next-generation Radeon graphics in its PlayStation®4 game console system, and Microsoft announced that the Xbox One would feature an AMD semi-custom SOC product. We began shipping our AMD semi-custom SOCs in the second quarter of 2013 to support the launch of the PlayStation®4 and Xbox One in the fourth quarter of 2013. With respect to our graphics products, we launched our AMD Radeon R7 and R9 series desktop graphics cards designed for enthusiast gamers, and we launched our AMD Radeon R7, R9 and R5 M200 series mobile discrete graphics processors based on our Graphics Core Next architecture for notebook GPUs in October 2013. For the traditional PC market, we introduced several new client processors, including our next generation 2013 AMD Elite Performance A-Series APUs, codenamed “Richland,” for premium ultrathin, traditional and performance notebooks and our AMD Elite Performance A-Series APUs for desktop PCs. We also launched our next generation 2013 AMD Mainstream quad-core x86 SOC, codenamed “Kabini,” designed for entry-level and small-form factor touch notebooks and our 2013 AMD Elite Mobility SOC, codenamed “Temash,” our first 28nm, quad-core x86 SOC designed for small form-factor notebooks, tablets and hybrids 13 inches and below.

Net revenue for 2013 was $5.3 billion, a decrease of 2% compared to 2012 net revenue of $5.4 billion. Our operating income for 2013 improved to $103 million, compared to an operating loss of $1.1 billion in 2012. Our net loss for 2013 improved to $83 million compared to a net loss of $1.2 billion for 2012. Cash, cash equivalents and marketable securities, including long-term marketable securities, as of December 28, 2013 were $1.2 billion, the same as of December 29, 2012.

The financial results for the second half of 2013 were evidence of our transformation efforts, as we derived more than 30% of net revenues from semi-custom and embedded products. During the second half of 2013, we also began laying the foundation for execution of the third phase of our transformation plan, in which we intend to expand our business beyond a transitioning traditional PC industry by creating a more diverse product portfolio and expanding our revenue base into new high-growth adjacent markets. We seek to transform our business to attain approximately 50% of revenue from high-growth adjacent markets by the end of 2015.

GLOBALFOUNDRIES

Formation and Accounting

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P. (WCH), pursuant to which we formed GF. In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, AMD, ATIC and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.

At GF’s formation on March 2, 2009 and through December 26, 2009, GF was deemed a variable-interest entity and we were deemed to be GF’s primary beneficiary. Accordingly, we consolidated GF under applicable accounting rules. As a result of certain GF governance changes, we deconsolidated GF and accounted for our GF ownership under the equity method of accounting as of December 27, 2009. Following the deconsolidation, GF became our related party.

In the first quarter of 2011, as a result of a contribution to GF by an affiliate of ATIC and certain GF governance changes noted above, our ownership in GF was diluted and we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, we changed our accounting for our investment in GF from the equity method to the cost method of accounting and recognized a dilution gain in investee of approximately $492 million. In the fourth quarter of 2011, we identified indicators of impairment in GF that were deemed other than temporary. We performed a valuation analysis and recorded a non-cash impairment charge of $209 million. The carrying value of our remaining investment in GF after the impairment charge was $278 million as of December 31, 2011.

On March 4, 2012, as partial consideration for certain rights received under a second amendment to the WSA, we transferred to GF all of the remaining capital stock of GF that we owned. In addition, as of March 4, 2012, the Funding Agreement was terminated and we were no longer party to the Shareholders’ Agreement. As a result of these transactions, we no longer owned any GF capital stock as of March 4, 2012.

GF continues to be a related party of us because Mubadala Development Company PJSC’s (Mubadala) and ATIC are affiliated with WCH, our largest stockholder. WCH and ATIC are wholly-owned subsidiaries of Mubadala.

Wafer Supply Agreement

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. If we acquire a third-party business that manufactures microprocessor and APU products, we will have up to two years to transition the manufacture of such microprocessor and APU products to GF.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist us to transition the supply of products to another provider and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor and APU products will remain as set forth in the WSA, but our purchase commitments to GF will no longer apply.

On April 2, 2011, we entered into a first amendment to the WSA. The primary effect of the first amendment was to change the pricing methodology applicable to wafers delivered in 2011 for our microprocessors and APU products. The first amendment also modified our existing commitments regarding the production of certain GPU and chipset products at GF.

On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of the second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us during 2012. Under the terms of the second amendment to the WSA, GF granted us rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time (the limited waiver of exclusivity). In consideration for the limited waiver of exclusivity, we recorded a charge of $703 million in the first quarter of 2012, consisting of a $425 million cash payment and a $278 million non-cash charge representing the transfer to GF of our remaining investment in GF at fair value.

On December 6, 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

We are currently in the process of negotiating a fourth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

Our expenses related to GF’s wafer manufacturing were $962 million, $1.2 billion and $904 million in 2013, 2012 and 2011, respectively. Our expenses related to GF’s research and development activities were $16 million, $49 million and $79 million for 2013, 2012 and 2011, respectively.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, goodwill impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Allowances.    We record a provision for estimated sales returns and allowances on product sales for estimated future price reductions and other customer incentives in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity and other known or anticipated trends and factors. These estimates are subject to management’s judgment and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

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

We perform an annual goodwill impairment analysis as of the first day of the fourth quarter of each year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of a reporting unit is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of future operating results and cash flows of each of the reporting units, discounted using estimated discount rates. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 13% in 2011 to 30% in 2013. Discount rates are based on our weighted-average cost of capital, adjusted for the risks associated with operations. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Based on the results of our annual analysis of goodwill in 2013 and 2012, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment.

For the annual goodwill impairment analysis in 2013, each reporting unit’s estimated fair value exceeded its carrying value, ranging from approximately 35% to approximately 223%. The Computing Solutions reporting unit had the lowest excess of fair value over carrying value at 35% due to the decline in the PC market and increased competition. In estimating the fair value of our reporting units, we took into consideration the challenging industry and market trends that existed as of September 29, 2013, the date of the annual goodwill impairment test for each respective reporting unit.

Estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Computing Solutions reporting unit include adverse changes in our industry, increased competition, an inability to successfully introduce new products in the marketplace or to achieve internal forecasts, and a decline in our stock price. If the estimated fair value of our Computing Solutions reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing authority. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense.

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

We use the following two reportable segments:

•	the Computing Solutions segment, comprised of x86 microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•	the Graphics and Visual Solutions segment, comprised of GPUs, including professional graphics, semi-custom SOC products, revenue from development services and royalties for game consoles.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that were not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, a charge related to the limited waiver of exclusivity from GF and a net gain from licenses and settlement agreements regarding patent-related matters.

We also reported the results of former businesses in the All Other category because the operating results were not material.

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 28, 2013, December 29, 2012 and December 31, 2011 included 52 weeks, 52 weeks and 53 weeks, respectively. The extra week in 2011 did not have a material impact on our results of operations. References in this report to 2013, 2012 and 2011 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2013, 2012 and 2011.

	2013	2012	2011
	(In millions)
Net revenue:
Computing Solutions	$3,104	$4,005	$5,002
Graphics and Visual Solutions	2,193	1,417	1,565
All Other	2	—	1
Total net revenue	$5,299	$5,422	$6,568
Operating income (loss):
Computing Solutions	$(22)	$(231)	$556
Graphics and Visual Solutions	216	105	51
All Other	(91)	(930)	(239)
Total operating income (loss)	$103	$(1,056)	$368
Interest income	5	8	10
Interest expense	(177)	(175)	(180)
Other income (expense), net	(5)	6	(199)
Dilution gain in investee, net	—	—	492
Income (loss) from continuing operations before income taxes	$(74)	$(1,217)	$491

Computing Solutions

Computing Solutions net revenue of $3.1 billion in 2013 decreased by 22% compared to $4.0 billion in 2012 as a result of a 20% decrease in unit shipments and a 3% decrease in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors and chipset products. Average selling price of all categories of products decreased in 2013 as compared to 2012. Unit shipments and average selling price for microprocessor products other than microprocessors for servers and for chipsets decreased primarily due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products. Unit shipments and average selling price of our microprocessors for servers decreased primarily due to challenging market conditions.

Computing Solutions net revenue of $4.0 billion in 2012 decreased by 20% compared to $5.0 billion in 2011 as a result of a 14% decrease in unit shipments and a 7% decrease in average selling price. Unit shipments of all categories of products decreased in 2012, as compared to 2011. The decrease in the average selling price was primarily attributable to a decrease in average selling price of our microprocessors for desktop PCs and servers. Unit shipments and average selling price of our microprocessors for desktop PCs decreased due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products. Unit shipments and average selling price of our microprocessors for servers decreased primarily due to challenging market conditions.

Computing Solutions operating loss was $22 million in 2013 compared to an operating loss of $231 million in 2012. The improvement in operating results was primarily due to a $753 million decrease in cost of sales, a $179 million decrease in marketing, general and administrative expenses and a $178 million decrease in research and development expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in 2013 compared to 2012 as well as the absence of the $273 million lower of cost or market charge related to the fee for GF’s waiver of a portion of our obligations and an inventory write-down of approximately $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano”. In addition, operating loss for 2013 included a $57 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $231 million in 2012 compared to operating income of $556 million in 2011. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $136 million decrease in marketing, general and administrative expenses, a $45 million decrease in research and development expenses and a $29 million decrease in cost of sales. Cost of sales decreased primarily due to lower unit shipments, partially offset by the $273 million lower of cost or market charge related to the fee for GF’s waiver of a portion of our obligations and an inventory write-down of $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions

Graphics and Visual Solutions net revenue of $2.2 billion in 2013 increased by 55% compared to net revenue of $1.4 billion in 2012. The increase was primarily due to net revenue received in connection with sales of our semi-custom SOC products, which we began shipping in the second quarter of 2013, partially offset by a 16% decrease in net revenue from sales of our GPU products. Net revenue from sales of GPU products decreased in 2013 compared to 2012 due to lower unit shipments, partially offset by higher average selling price. GPU unit shipments decreased due to challenging consumer PC market conditions, which adversely impacted demand. GPU average selling price increased primarily due to improved product mix.

Graphics and Visual Solutions net revenue of $1.4 billion in 2012 decreased by 9% compared to net revenue of $1.6 billion in 2011. The decrease was primarily due to a decrease in net revenue from sales of GPU products, partially offset by an increase in net revenue received in connection with the development and sale of game console systems that incorporate our graphics technology. Net revenue from sales of GPU products decreased due to lower unit shipments, partially offset by increased average selling price. GPU unit shipments decreased due to challenging market conditions. GPU average selling price increased primarily due to improved product mix.

Graphics and Visual Solutions operating income was $216 million in 2013 compared to $105 million in 2012. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $600 million increase in cost of sales, a $36 million increase in marketing, general and administrative expenses and a $29 million increase in research and development expenses. The increase in cost of sales was primarily due to the commencement of unit shipments of our semi-custom SOC products in the second quarter of 2013. Marketing, general and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses” below.

Graphics and Visual Solutions operating income was $105 million in 2012 compared to $51 million in 2011. The improvement in operating results was primarily due to a $101 million decrease in cost of sales, a $60 million decrease in research and development expenses and a $41 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower GPU shipments and correspondingly lower manufacturing costs. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.

All Other

All Other revenue pertains to results from former businesses, which were immaterial in 2013, 2012 and 2011.

All Other operating loss of $91 million in 2013 included stock-based compensation expense of $91 million, net restructuring and other special charges of $30 million and $18 million related to amortization of acquired intangible assets. During the fourth quarter of 2013, we entered into licenses and settlements regarding patent-related matters, for which we received in aggregate $48 million in net cash, which we recorded as a gain in operating expense.

All Other operating loss of $930 million in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, $100 million of net restructuring charges, stock-based compensation expense of $97 million, $14 million related to amortization of acquired intangible assets and $6 million related to our acquisition of SeaMicro, Inc. (SeaMicro) in 2012.

All Other operating loss of $239 million in 2011 included $98 million of net restructuring charges, $90 million of stock-based compensation expense, $29 million related to amortization of acquired intangible assets and a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets that did not benefit us.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Dilution Gain in Investee, Net

The following is a summary of certain consolidated statement of operations data for 2013, 2012 and 2011.

	2013	2012	2011
	(In millions, except for percentages)
Cost of sales	$3,321	$4,187	$3,628
Gross margin	1,978	1,235	2,940
Gross margin percentage	37%	23%	45%
Research and development	1,201	1,354	1,453
Marketing, general and administrative	674	823	992
Legal settlements, net	(48)	—	—
Amortization of acquired intangible assets	18	14	29
Restructuring and other special charges, net	30	100	98
Interest income	5	8	10
Interest expense	(177)	(175)	(180)
Other income (expense), net	(5)	6	(199)
Provision (benefit) for income taxes	9	(34)	(4)
Dilution gain in investee, net	$—	$—	$492

Gross Margin

Gross margin as a percentage of net revenue was 37% in 2013 compared to 23% in 2012. Gross margin in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, a lower of cost or market charge of $273 million and a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in 2012 compared to 37% in 2013. Gross margin in 2013 was adversely impacted by the lower average gross margins in our Graphics and Visual Solutions segment primarily driven by lower margin semi-custom SOC products, which we began shipping in the second quarter of 2013. Gross margin in 2012 was adversely impacted by an inventory write-down of $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano,” which accounted for two gross margin percentage points. Gross margin in 2013 included a $57 million benefit from sales of this previously reserved inventory, which accounted for one gross margin percentage point.

Gross margin as a percentage of net revenue was 23% in 2012 compared to 45% in 2011. Gross margin in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, a lower of cost or market charge of $273 million and a $5 million charge recorded to cost of sales related to a legal settlement. Gross margin in 2011 included a $24 million charge recorded in connection with a payment to GF primarily related to certain GF manufacturing assets and a charge of approximately $5 million recorded to cost of sales related to a legal settlement. Absent the effects of the charges as described above, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in 2012 compared to

45% in 2011. Gross margin in 2012 was also adversely impacted by the $100 million inventory write-down in the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products as well as lower average selling price for microprocessor products.

Expenses

Research and Development Expenses

Research and development expenses of $1.2 billion in 2013 decreased by $153 million, or 11%, compared to $1.4 billion in 2012. The decrease was primarily due to a $178 million decrease in research and development expenses attributable to our Computing Solutions segment and a $4 million decrease in stock-based compensation expense recorded in the All Other category, partially offset by a $29 million increase in research and development expenses attributable to our Graphics and Visual Solutions segment. Research and development expenses attributable to our Computing Solutions segment decreased as a result of a $157 million decrease in product engineering costs and a $41 million decrease in manufacturing process technology expenses, partially offset by a $20 million increase in other employee compensation and benefit expenses. The increase in research and development expenses attributable to our Graphics and Visual Solutions segment was primarily due to a $17 million increase in product engineering costs and a $14 million increase in other employee compensation and benefit expenses.

Research and development expenses of $1.4 billion in 2012, decreased by $99 million, or 7%, compared to $1.5 billion in 2011. The decrease was due to a $60 million decrease in research and development expenses attributable to our Graphics and Visual Solutions segment and a $45 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $6 million increase in stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Graphics and Visual Solutions segment decreased as a result of a $36 million decrease in product engineering costs, a $16 million decrease in other employee compensation and benefit expense and a $9 million decrease in manufacturing process technology expenses. The decrease in research and development expenses attributable to our Computing Solutions segment was primarily due to a $26 million decrease in other employee compensation and benefit expense, an $11 million decrease in manufacturing process technology expenses related to GF for our future products and a $9 million decrease in product engineering costs.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $674 million in 2013 decreased by $149 million, or 18%, compared to $823 million in 2012. The decrease was primarily due to a $179 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $6 million decrease in the All Other category due to the absence of SeaMicro acquisition-related costs recorded in 2012, partially offset by a $36 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $101 million decrease in sales and marketing activities and an $82 million decrease in other general and administrative expenses, partially offset by a $5 million increase in other employee compensation and benefit expense. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $46 million increase in other general and administrative expenses and a $4 million increase in other employee compensation and benefit expense, partially offset by a $12 million decrease in sales and marketing activities.

Marketing, general and administrative expenses of $823 million in 2012 decreased by $169 million, or 17%, compared to $992 million in 2011, reflecting the effect of the 2011 restructuring plan and our efforts to reduce operating expenses. The decrease was primarily due to a $136 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment and a $41 million decrease in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment, partially offset by a $6 million increase in corporate general and administrative expenses attributable to our SeaMicro acquisition, which we recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $111 million decrease in sales and marketing activities and a $22 million decrease in other general and administrative expenses. The decrease in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment was a result of a $24 million decrease in other general and administrative expenses and a $16 million decrease in sales and marketing activities.

Legal Settlements

During the fourth quarter of 2013, we entered into licenses and settlement agreements regarding patent-related matters for which we received in aggregate $48 million in net cash, which we recorded as a gain in operating expenses. At the time we entered into the agreements, we did not have any future obligations that we were required to perform in order to earn the settlement payments. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2013.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $18 million in 2013, $14 million in 2012 and $29 million in 2011. The increase from 2012 to 2013 was due to amortization of the intangible assets of SeaMicro, which we acquired in 2012. The decrease from 2011 to 2012 was due to the reduced amortization base amount of acquired intangible assets, partially offset by our SeaMicro acquisition.

Restructuring and Other Special Charges, Net

Sale and Leaseback Transactions

In September 2013, we sold a light industrial building in Singapore and leased back a portion of the original space. We received net cash proceeds of $46 million in connection with the sale, which resulted in a $17 million gain that we recorded in the third quarter of 2013 and a deferred gain of $14 million (as of September 28, 2013) that we will amortize over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the operating lease for 4 years at the end of the initial lease term and for an additional 3.5 years thereafter.

In September 2013, we also sold an office building in Austin, Texas. We received net cash proceeds of $10 million in connection with the sale and recorded a $5 million gain in the third quarter of 2013.

In March 2013, we sold and leased back certain land and office buildings in Austin, Texas. We received net cash proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013. The operating lease expires in March 2025 and provides for one 10-year optional renewal.

In March 2013, we also sold an office building in Markham, Ontario, Canada and leased back a portion of the original space through June 2013. We received net cash proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013.

The net charge of $24 million recognized in 2013 related to the real estate transactions described above is recorded in the “Restructuring and other special charges, net” line item on the consolidated statements of operations.

Effects of Restructuring Plans

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million, which was primarily comprised of employee severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2013, we incurred costs of $11 million related to facility consolidation and site closures, which were partially offset by the release of estimated employee-related severance costs of $5 million. The 2012 restructuring plan was completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In the fourth quarter of 2011, we initiated a restructuring plan to strengthen our competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of workforce of approximately 13% and contract and program terminations. We recorded a $100 million restructuring charge in the fourth quarter of 2011, which consisted of $54 million for severance and costs related to the continuation of certain employee benefits, $45 million for contract or program termination costs and $1 million for asset impairments. In 2012, we recorded an additional $8 million for severance and costs related to the continuation of certain employee benefits. The 2011 restructuring plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during 2013 and 2012 and the remaining related liabilities recorded in “Accrued and other current liabilities” and “Other long-term liabilities” on our consolidated balance sheet as of December 28, 2013:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance at December 31, 2011	$22	$45	$67
Charges	95	5	100
Cash payments	(76)	(29)	(105)
Non-cash charges (reversals), net	—	(4)	(4)
Balance at December 29, 2012	41	17	58
Charges (reversals), net	(5)	11	6
Cash payments	(33)	(21)	(54)
Balance at December 28, 2013	$3	$7	$10

2008 Restructuring Plan

In 2011, we reversed approximately $2 million related to costs associated with the 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated.

The following table provides a summary of each major type of cost associated with the 2012, 2011 and 2008 restructuring plans for the periods presented:

	2013	2012	2011
	(In millions)
Severance and benefits charges (reversals), net	$(5)	$95	$54
Contract or program termination charges	—	—	45
Asset impairments	—	4	1
Facility consolidation and closure charges (reversals), net	11	1	(2)
Total	$6	$100	$98

Interest Income

Interest income was $5 million in 2013 compared to $8 million in 2012. The decrease was primarily due to a decrease in average investments in marketable securities during 2013.

Interest income was $8 million in 2012 compared to $10 million in 2011. The decrease was primarily due to a decrease in cash, cash equivalents and marketable securities and a decrease in the weighted-average interest rate during 2012.

Interest Expense

Interest expense of $177 million in 2013 was relatively flat as compared to $175 million in 2012 and $180 million in 2011.

Other Income (Expense), Net

Other expense, net, in 2013 was $5 million compared to $6 million of other income, net, in 2012 and $199 million of other expense, net, in 2011.

In 2013, we recognized $5 million of other expense, net, primarily due to a $2 million loss from foreign currency exchange rate fluctuations and a $2 million realized loss on sale of our auction rate securities (ARS) investments.

In 2012, we recognized $6 million of other income, net, primarily due to other income recorded in the third quarter of 2012, partially offset by a $5 million loss from foreign currency exchange rate fluctuations and a $4 million other-than-temporary impairment charge related to one of our ARS investments.

In 2011, we recognized an impairment charge on our investment in GF of approximately $209 million and a $6 million loss related to our repurchase of $200 million in principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes), which is a portion of our outstanding 6.00% Notes, partially offset by an $8 million gain on foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax provision of $9 million in 2013 and an income tax benefit of $34 million and $4 million in 2012 and 2011, respectively.

The income tax provision in 2013 was primarily due to $9 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $3 million of tax benefits for Canadian co-op credits and the monetization of certain U.S. tax credits.

The income tax benefit in 2012 was primarily due to a tax benefit of $36 million relating to our SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $2 million tax benefit for Canadian co-op tax credits and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $14 million of foreign taxes in profitable locations.

The income tax benefit in 2011 was primarily due to tax benefits of $4 million from the monetization of U.S. and Canadian tax credits, a $4 million reversal of unrecognized tax benefits in foreign jurisdictions, primarily due to a favorable audit resolution in a foreign jurisdiction, net of $4 million of foreign taxes in profitable locations.

As of December 28, 2013, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 28, 2013, in management’s estimate, is not more likely than not to be achieved.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (the Act) was passed into law. The Act included a retroactive extension of the U.S. research credit for 2012. Since the effects of tax law changes are recognized in the first period which includes the date of enactment, the Act had no impact on our 2012 tax provision. The impact on our 2013 tax provision was immaterial due to the effects of the valuation allowance.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was allocated in our consolidated statements of operations as follows:

	2013	2012	2011
	(In millions)
Cost of sales	$5	$8	$6
Research and development	48	52	46
Marketing, general and administrative	38	37	38
Total stock-based compensation expense, net of tax of $0	$91	$97	$90

During 2013, 2012 and 2011, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any effects relating to financing cash flows.

Stock-based compensation expense of $91 million in 2013 decreased by $6 million as compared to $97 million in 2012. The decrease was primarily due to a lower weighted average grant date fair value and lower stock compensation expense as a result of our 2012 restructuring plan, partially offset by the additional expense related to stock options and restricted stock granted in connection with our SeaMicro acquisition.

Stock-based compensation expenses of $97 million in 2012 increased $7 million compared to $90 million in 2011. The increase was primarily due to the additional expense related to the equity grants made in connection with our SeaMicro acquisition and an increase in the number of employee stock options and restricted stock units that we granted, partially offset by the absence of a charge related to the acceleration of vesting of all unvested equity incentive awards held by our former Chief Executive Officer in the first quarter of 2011 as a result of his resignation from AMD, effective January 10, 2011, and a lower weighted-average estimated grant date fair value in 2012 as compared to 2011.

As of December 28, 2013, we had $26 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 1.90 years. Also, as of December 28, 2013, we had $112 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over a weighted-average period of 2.03 years.

International Sales

International sales as a percentage of net revenue were 85% in 2013, 92% in 2012 and 93% in 2011. The decrease in international sales as a percentage of net revenue in 2013 compared 2012 and 2011 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SOC products. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

Our cash, cash equivalents and marketable securities, including long-term marketable securities, were $1.2 billion as of December 28, 2013 and December 29, 2012. During 2013, our $175 million payment related to GF’s limited waiver of exclusivity and $40 million payment related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012 were partially offset by proceeds of $154 million related to building sales, net of purchases of property and equipment. Also, during the fourth quarter of 2013, we entered into licenses and settlement agreements regarding patent-related matters for which we received in aggregate $48 million in net cash. The percentage of cash, cash equivalents and marketable securities held domestically was 91% as of December 28, 2013.

Our long-term marketable securities currently consist of corporate bonds and money market funds. The corporate bonds have maximum stated maturities of two years. As of December 28, 2013, the fair value of these long-term marketable securities was $90 million. All of the long-term marketable securities were held in the United States.

Our intent is to hold our long-term marketable securities for greater than one year, and we do not intend to use them in current operations. During 2013, net proceeds from the maturity of our long-term marketable securities were $91 million. As a result of narrowing investment yields, we intend to continue to evaluate our investment strategy related to amounts we designate as long-term as such investments mature.

As of December 28, 2013, our total debt was $2.1 billion, which reflects a debt discount adjustment of $43 million on our 6.00% Notes and 8.125% Senior Notes due 2017 (8.125% Notes). In the fourth quarter of 2013, we established a senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit). As of December 28, 2013, our outstanding balance under our Secured Revolving Line of Credit was $55 million. We repurchased $50 million of outstanding principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes). Subsequent to December 28, 2013, we repurchased an additional $64 million in principal amount of our 6.00% Notes.

For 2013, our net cash used in operating activities was $148 million and our non-GAAP free cash flow was negative $232 million. For 2012, our net cash used in operating activities was $338 million and our non-GAAP free cash flow was negative $471 million. Free cash flow is a non-GAAP measure which we calculate by adjusting GAAP net cash provided by (used in) operating activities for capital expenditures, which were $84 million for 2013 and $133 million for 2012. The improvement in our non-GAAP free cash flow for 2013 as compared to 2012 was primarily attributable to a $190 million decrease in net cash used in operating activities as well as a $49 million decrease in capital expenditures.

We calculate and communicate non-GAAP free cash flow because our management believes it is important for investors to understand the nature of these cash flows. Our calculation of non-GAAP free cash flow may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view non-GAAP free cash flow as an alternative to GAAP liquidity measures of cash flows from operating or financing activities.

In light of the macroeconomic environment, in the fourth quarter of 2012, we announced a restructuring plan to reduce our operating expenses and better position us competitively. As a result of our restructuring, we decreased operating expenses by approximately 31% from the first quarter of 2012 to the fourth quarter of 2013. With the impact of our restructuring plan, the liquidity provided by our Secured Revolving Line of Credit and the availability of external financing, we believe our cash, cash equivalents and marketable securities, including long-term marketable securities, balance will be sufficient to fund operations, including capital expenditures, over the next twelve months.

We believe that in the event we decide to obtain additional external funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, as amended, or a combination of one or more of the foregoing. We cannot assure you that macroeconomic conditions will improve, and they could worsen. If market conditions do not improve or deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Auction Rate Securities

During 2013, we realized a loss of $2 million on sales of approximately $28 million of ARS. We no longer hold any ARS investments as of December 28, 2013.

Operating Activities

Net cash used in operating activities was $148 million in 2013. A net loss of $83 million in 2013 was adjusted for non-cash charges consisting primarily of $236 million of depreciation and amortization expenses, $91 million of stock-based compensation expenses, $31 million net loss on disposal of property, plant and equipment and $25 million of non-cash interest expenses related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of December 28, 2013 compared to December 29, 2012 included an increase in inventories of $322 million, largely driven by an increase in Computing Solutions inventory as well as semi-custom SOC products due to our customers’ next generation game console ramps, an increase in accounts receivable of $200 million, which was primarily due to higher sales during the fourth quarter of 2013 compared to the fourth quarter of 2012, an increase in other assets of $92 million, primarily due to new software licenses and an increase in prepaid expenses and other current assets of $11 million. Accounts payable, accrued and other liabilities increased by $266 million in 2013 as compared to 2012, primarily due to a $241 million increase in accounts payable driven by larger purchases of inventory to support higher sales during the fourth quarter of 2013 compared to the fourth quarter of 2012, a $36 million increase in deferred income on shipments to our distributor customers, and a $28 million increase in accrued compensation and benefits, partially offset by a $39 million decrease in other liabilities, primarily due to a decrease in restructuring accruals and payments for technology licenses. During 2013, our payables to GF, which included all amounts we owe to GF, decreased by $89 million as compared to 2012. The decrease was primarily due to payments of $175 million related to GF’s limited waiver of exclusivity and $40 million related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase of $126 million of payables related to wafer purchases.

Net cash used in operating activities was $338 million in 2012. A net loss of $1.2 billion in 2012 was adjusted for non-cash charges consisting primarily of a $278 million charge related to the limited waiver of exclusivity from GF, $260 million of depreciation and amortization expense, $97 million of stock-based compensation expense and $23 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. These charges were partially offset by a benefit of $40 million for deferred income taxes. The net changes in operating assets as of December 29, 2012 compared to December 31, 2011 included a decrease in accounts receivable of $290 million and an increase in inventories of $83 million, which were primarily due to lower sales during 2012. During 2012, our payable to GF, which included all amounts that we owe to GF, increased by $277 million as compared to 2011. The increase was due to cash obligations of $240 million related to the third amendment to the WSA and $175 million related to the limited waiver of exclusivity, partially offset by a decrease of $138 million in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities and other decreased by $232 million in 2012 as compared to 2011, primarily due to a $94 million decrease in accrued liabilities, a $92 million decrease in accounts payable and other current liabilities, a $23 million decrease in other liabilities, a $15 million decrease in deferred income on shipments to distributors and a $6 million decrease in accrued compensation and benefits.

Net cash provided by operating activities was $382 million in 2011. Net income of $491 million in 2011 was adjusted for non-cash charges consisting primarily of $317 million of depreciation and amortization expense, a $209 million impairment charge on our investment in GF, $90 million of stock based compensation expense, and $21 million of non-cash interest expense related to our 6.00% Notes and our 8.125% Notes. These charges were partially offset by recognition of a non-cash gain of $492 million in 2011 due to the dilution of our equity interest in GF. The net changes in operating assets at December 31, 2011 compared to December 25, 2010 included an increase in accounts receivable of $347 million, which included the non-cash impact of our previous financing arrangements with International Business Machines Corporation (IBM) and its affiliates. During 2011, IBM and its affiliates collected approximately $396 million from our distributor customers pursuant to these arrangements. Without considering the collection by these parties of the accounts receivables that we sold to them, our accounts receivable decreased $49 million in 2011 as compared to 2010. This decrease was primarily due to timing of sales and collections during 2011. There was also a decrease in prepaid expenses and other assets of $115 million primarily due to the receipt of the final settlement payment from Samsung of $117 million.

Investing Activities

Net cash provided by investing activities was $455 million in 2013 and primarily consisted of net proceeds of $301 million from the purchase, sale and maturity of available-for-sale securities and net proceeds of $154 million from sales and purchases of property, plant and equipment.

Net cash used in investing activities was $19 million in 2012. We had a net cash inflow of $404 million in 2012 from purchases, sales and maturity of available-for-sale securities, partially offset by a net cash outflow of $281 million related to our SeaMicro acquisition, a cash outflow of $133 million for purchases of property, plant and equipment and a cash outflow of $9 million related to other investing activities.

Net cash used in investing activities was $113 million in 2011. We had a net cash outflow of $234 million in 2011 from the purchase and sale of property, plant and equipment. The net cash outflows were partially offset by a net cash inflow of $140 million from purchase, sale, and maturity of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was $13 million in 2013, primarily due to net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $55 million, net proceeds from U.S. government grants for research and development activities and foreign grants from the Canadian government for research and development activities related to our AMD APU products of $11 million and $3 million from the issuance of common stock under our stock-based compensation plan, partially offset by the repurchase of $50 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes) in open market transactions and $5 million in payments for capital lease obligations.

Net cash provided by financing activities was $37 million in 2012, primarily due to net proceeds from the issuance of our 7.50% Senior Notes due 2022 (7.50% Notes) of $491 million, $23 million from foreign grants from the Canadian government for research and development activities related to our AMD APU products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $14 million from the issuance of common stock under our stock-based compensation plan, partially offset by our repayment of outstanding principal and accrued interest on our 5.75% Convertible Senior Notes due 2012 and repayment of capital lease obligations of $489 million.

Net cash used in financing activities was $6 million in 2011 as a result of payments of $202 million to repurchase $200 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes). This amount was partially offset by $170 million of proceeds from our former financing arrangement with IBM and affiliates, $20 million in proceeds from foreign grants from the Canadian government for research and development activities related to our AMD APU products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities, and $18 million from the issuance of common stock under our stock-based compensation plan.

During 2013, 2012 and 2011, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of December 28, 2013, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2014	2015	2016	2017	2018	2019 and thereafter
6.00% Notes(1)	$530	$—	$530	$—	$—	$—	$—
8.125% Notes(1)	500	—	—	—	500	—	—
7.75% Notes	500	—	—	—	—	—	500
7.50% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	55	55	—	—	—	—	—
Other long-term liabilities	136	—	67	39	29	—	1
Aggregate interest obligation(2)	858	149	127	117	115	76	274
Capital lease obligations(3)	19	6	6	6	1	—	—
Operating leases	388	59	51	43	40	39	156
Purchase obligations(4)	456	438	16	1	1	—	—
Obligations to GF(5)	450	450	—	—	—	—	—
Total contractual obligations	$4,392	$1,157	$797	$206	$686	$115	$1,431

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations and our Secured Revolving Line of Credit. Also excludes non-cash amortization of debt discounts on our 8.125% Notes and our 6.00% Notes.

(3)	Includes principal and imputed interest.
(4)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition we have obligations for software technology and licenses where payments are fixed and non-cancelable.

(5)

This amount includes all our contractual obligations to GF through the first quarter of 2014, including a $200 million payment made on December 31, 2013 relating to the $320 million fee due as consideration for a waiver from GF of our purchase commitments for the fourth quarter of 2012.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of our 6.00% Notes. Our 6.00% Notes are our general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of our 6.00% Notes are governed by an indenture dated April 27, 2007, by and between us and Wells Fargo Bank, N.A., as trustee.

In 2013, we repurchased $50 million in principal amount of our 6.00% Notes in open market transactions for $53 million. As of December 28, 2013, the outstanding aggregate principal amount of our 6.00% Notes was $530 million and the remaining carrying value was approximately $517 million, net of debt discount of $13 million. Subsequent to December 28, 2013, we repurchased an additional $64 million in principal amount of our 6.00% Notes.

See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 6.00% Notes.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of our 8.125% Notes at a discount of 10.204%. Our 8.125% Notes are our general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. Our 8.125% Notes are governed by the terms of an indenture dated November 30, 2009 between us and Wells Fargo Bank, N.A., as trustee.

Starting December 15, 2013, we may redeem the 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on December 15, 2013 through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
On December 15, 2015 and thereafter	100.000%

As of December 28, 2013, the outstanding aggregate principal amount of our 8.125% Notes was $500 million and the remaining carrying value was approximately $470 million, net of debt discount of $30 million.

See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 8.125% Notes.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of our 7.75% Senior Notes Due 2020 (7.75% Notes). Our 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. Our 7.75% Notes are governed by the terms of an indenture dated August 4, 2010 between us and Wells Fargo Bank, N.A., as trustee.

Starting August 1, 2015, we may redeem our 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
On August 1, 2018 and thereafter	100.000%

As of December 28, 2013, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.75% Notes.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of our 7.50% Notes. Our 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. Our 7.50% Notes are governed by the terms of an indenture dated August 15, 2012 between us and Wells Fargo Bank, N.A., as trustee.

As of December 28, 2013, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.50% Notes.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire our 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so. Subsequent to December 28, 2013, we repurchased an additional $64 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes).

Secured Revolving Line of Credit

On November 12, 2013, we and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement (the Loan Agreement) for our Secured Revolving Line of Credit for a principal amount up to $500 million, with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under our Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.

The Borrowers can elect that the borrowings under our Secured Revolving Line of Credit may bear interest at a rate per annum equal to (a) London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 2.00% to 2.75%, or (b) (i) the greater of (x) the Agent’s prime rate, (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) an applicable margin ranging from 1.00% to 1.75%. The applicable margin to be applied to the borrowings under our Secured Revolving Line of Credit is dependent on the Borrowers achieving a certain fixed charge coverage ratio. Our Secured Revolving Line of Credit may be optionally prepaid or terminated or unutilized commitments may be reduced, in each case at any time without premium or penalty. In connection with our Secured Revolving Line of Credit, the Borrowers are required to pay an unused line fee equal to 0.50% per annum, payable monthly on the unused amount of the commitments under our Secured Revolving Line of Credit. The unused line fee decreases to 0.375% per annum when more than 50% of our Secured Revolving Line of Credit is utilized. The Borrowers will pay (i) a monthly fee on all letters of credit outstanding under our Secured Revolving Line of Credit equal to the applicable LIBOR margin and (ii) a fronting fee to the Agent equal to 0.125% of all such letters of credit, payable monthly in arrears.

The obligations under the Loan Agreement are secured by a first priority basis in the Borrowers’ account receivable, inventory and certain deposit accounts and specified related assets.

The Loan Agreement contains covenants that place certain restrictions on the Borrowers’ ability to, among other things, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Borrowers’ accounts or inventory other than certain ordinary-course transfers, make certain changes to either Borrower’s name or form or state of organization without notifying the Agent, or liquidate, dissolve, merge, combine or consolidate. Further restrictions apply during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $500 million, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $500 million for 45 days. Such restrictions limit the Borrowers’ ability to, among other things, allow certain subsidiaries that manufacture or process inventory for the Borrowers to borrow secured debt or unsecured debt beyond a certain amount, create any liens upon any of the Borrowers’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit)), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date, become a party to certain agreements restricting the Borrowers’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements or enter into any non-arm’s-length transaction with an affiliate.

During a Domestic Cash Trigger Period, the Borrowers are required to maintain a fixed charge coverage ratio each four-fiscal quarter period ending on and after March 29, 2014.

At December 28, 2013, the outstanding loan balance under our Secured Revolving Line of Credit was $55 million, with an interest rate of 2.75%, and up to $445 million remained available for future borrowings. As of December 28, 2013, we were in compliance with all required covenants stated in the Loan Agreement.

The agreements governing our 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% and our Secured Revolving Line of Credit Notes contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $131 million of payments due under certain software and technology licenses that will be paid through 2017 and $4 million of payments related to employee compensation and benefit obligations that will be paid through 2019 and beyond.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 28, 2013, primarily consisted of $23 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada, in 2008 and in Singapore in 2013. Also excluded from other long-term liabilities in the contractual obligations table above is $8 million deferred rent related to our facilities in Sunnyvale, California, $5 million restructuring accruals related to our 2012 restructuring plan, and $3 million of non-current unrecognized tax benefits, which is included in the caption “Other long-term liabilities” on our consolidated balance sheet as of December 28, 2013. This amount represents a potential cash payment that could be payable by us upon settlement with a taxing authority. We have not included this amount in the contractual obligations table above because we cannot make a reasonably reliable estimate regarding the timing of a settlement with the taxing authority, if any.

Capital Lease Obligations

As of December 28, 2013, we had aggregate outstanding capital lease obligations of $16 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities, and in some jurisdictions, we lease the land on which these facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from 1 to 5 years. Total future non-cancelable lease obligations as of December 28, 2013 were $388 million, including approximately $322 million of future lease payments and estimated operating costs related to real estate in Austin, Texas, Sunnyvale, California and Singapore that we sold and leased back.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of December 28, 2013, total non-cancelable purchase obligations were $456 million.

Obligations to GF

Obligations to GF represent all of our contractual obligations to GF, including approximately $250 million for inventory purchases during the first quarter of 2014 and other payables under the WSA as described below.

Pursuant to the third amendment to the WSA, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

We are currently in the process of negotiating a fourth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of December 28, 2013, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 28, 2013, our investment portfolio consisted primarily of time deposits, commercial paper and corporate bonds. These investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 28, 2013, all of our outstanding debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

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

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 28, 2013, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.

During 2013, we realized a loss of $2 million on sales of approximately $28 million of ARS. We no longer hold any ARS investments as of December 28, 2013.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2013:

	2014	2015	2016	2017	2018	2019 and thereafter	Total	2013 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$421	$—	$—	$—	$—	$—	$421	$421
Weighted-average rate	0.14%	—	—	—	—	—	0.14%
Variable rate amounts	$19	$—	$—	$—	$—	$—	$19	$19
Weighted-average rate	5.46%	—	—	—	—	—	5.46%
Marketable securities
Fixed rate amounts	$228	$—	$—	$—	$—	$—	$228	$228
Weighted-average rate	0.34%	—	—	—	—	—	0.34%
Long-term investments:
Fixed rate amounts	$60	$28	$—	$—	$—	$—	$88	$88
Weighted-average rate	0.44%	0.61%	—	—	—	—	0.49%
Variable rate amounts	$20	$—	$—	$—	$—	$—	$20	$20
Weighted-average rate	0.03%	—	—	—	—	—	0.03%
Total Investment Portfolio	$748	$28	$—	$—	$—	$—	$776	$776
Debt Obligations
Fixed rate amounts	$55	$517	$—	$470	$—	$1,000	$2,042	$2,132
Weighted-average effective interest rate	2.75%	8.00%	—%	10.00%	—%	7.63%	8.08%	7.74%
Total Debt Obligations	$55	$517	$—	$470	$—	$1,000	$2,042	$2,132

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

The following table provides information about our foreign currency forward contracts as of December 28, 2013 and December 29, 2012. All of our foreign currency forward contracts mature within 12 months.

	December 28, 2013			December 29, 2012
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$124	1.0409	$(4)	$142	0.9993	$—
Total	$124		$(4)	$142		$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In millions, except per share amounts)
Net revenue	$5,299	$5,422	$6,568
Cost of sales	3,321	4,187	3,628
Gross margin	1,978	1,235	2,940
Research and development	1,201	1,354	1,453
Marketing, general and administrative	674	823	992
Amortization of acquired intangible assets	18	14	29
Restructuring and other special charges, net	30	100	98
Legal settlements, net	(48)	—	—
Operating income (loss)	103	(1,056)	368
Interest income	5	8	10
Interest expense	(177)	(175)	(180)
Other income (expense), net	(5)	6	(199)
Loss before dilution gain in investees and income taxes	(74)	(1,217)	(1)
Provision (benefit) for income taxes	9	(34)	(4)
Dilution gain in investee	—	—	492
Income (loss) from continuing operations	(83)	(1,183)	495
Loss from discontinued operations, net of tax	—	—	(4)
Net income (loss)	$(83)	$(1,183)	$491
Net income (loss) per share
Basic
Continuing operations	$(0.11)	$(1.60)	$0.68
Discontinued operations	—	—	(0.01)
Basic net income (loss) per share	$(0.11)	$(1.60)	$0.68
Diluted
Continuing operations	$(0.11)	$(1.60)	$0.67
Discontinued operations	—	—	(0.01)
Diluted net income (loss) per share	$(0.11)	$(1.60)	$0.66
Shares used in per share calculation
Basic	754	741	727
Diluted	754	741	742

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In millions)
Net income (loss)	$(83)	$(1,183)	$491
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period, net of tax effect of zero	(1)	1	5
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect of zero	2	—	(4)
Total change in unrealized gains (losses) on available-for-sale securities, net of tax	1	1	1
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effect of $0, $1 and $0	(6)	1	(5)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effect of $(3), $0 and $0	6	—	(3)
Total change in unrealized gains/ (losses) on cash flow hedges, net of tax	—	1	(8)
Cumulative translation adjustments related to GLOBALFOUNDRIES	—	—	1
Total other comprehensive income (loss)	1	2	(6)
Total comprehensive income (loss)	$(82)	$(1,181)	$485

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 28, 2013	December 29, 2012
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$869	$549
Marketable securities	228	453
Accounts receivable, net	832	630
Inventories, net	884	562
Prepaid expenses and other current assets	71	71
Total current assets	2,884	2,265
Long-term marketable securities	90	181
Property, plant and equipment, net	346	658
Acquisition related intangible assets, net	78	96
Goodwill	553	553
Other assets	386	247
Total assets	$4,337	$4,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$60	$5
Accounts payable	519	278
Payable to GLOBALFOUNDRIES	364	454
Accrued and other current liabilities	530	552
Deferred income on shipments to distributors	145	108
Total current liabilities	1,618	1,397
Long-term debt	1,998	2,037
Other long-term liabilities	177	28
Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 28, 2013 and December 29, 2012; shares issued: 735 shares on December 28, 2013 and 722 shares on December 29, 2012; shares outstanding: 725 shares on December 28, 2013 and 713 shares on December 29, 2012	7	7
Additional paid-in capital	6,894	6,803
Treasury stock, at cost (10 shares on December 28, 2013 and 9 shares on December 29, 2012)	(112)	(109)
Accumulated deficit	(6,243)	(6,160)
Accumulated other comprehensive loss	(2)	(3)
Total stockholders’ equity	544	538
Total liabilities and stockholders’ equity	$4,337	$4,000

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 28, 2013

(In millions)

	Number of shares	Common Stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 25, 2010	683	$7	$6,575	$(102)	$(5,468)	$1	1,013
Net income	—	—	—	—	491	—	491
Other comprehensive loss, net	—	—	—	—	—	(6)	(6)
Common stock issued under stock-based compensation plans	15	—	18	(5)	—	—	13
Stock-based compensation	—	—	90	—	—	—	90
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(9)	—	—	—	(9)
Other	—	—	(2)	—	—	—	(2)
December 31, 2011	698	7	6,672	(107)	(4,977)	(5)	1,590
Net loss	—	—	—	—	(1,183)	—	(1,183)
Other comprehensive income, net	—	—	—	—	—	2	2
Common stock issued under stock-based compensation plans	15	—	15	(2)	—	—	13
Stock-based compensation	—	—	97	—	—	—	97
Assumption of stock awards in connection with acquisition	—	—	19	—	—	—	19
December 29, 2012	713	7	6,803	(109)	(6,160)	(3)	538
Net loss	—	—	—	—	(83)	—	(83)
Other comprehensive income, net	—	—	—	—	—	1	1
Common stock issued under stock-based compensation plans	12	—	3	(3)	—	—	—
Stock-based compensation	—	—	91	—	—	—	91
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(3)	—	—	—	(3)
December 28, 2013	725	$7	$6,894	$(112)	$(6,243)	$(2)	$544

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(83)	$(1,183)	$491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	—	278	—
Dilution gain in investee	—	—	(492)
Impairment related to the GLOBALFOUNDRIES investment	—	—	209
Depreciation and amortization	236	260	317
Net (gain) loss on disposal of property, plant and equipment	31	1	(5)
Deferred income taxes	1	(40)	(6)
Stock-based compensation expense	91	97	90
Non-cash interest expense	25	23	21
Other	(1)	6	9
Changes in operating assets and liabilities:
Accounts receivable	(200)	290	(347)
Inventories	(322)	(83)	157
Prepaid expenses and other current assets	(11)	(20)	115
Other assets	(92)	(12)	(1)
Accounts payables, accrued liabilities and other	266	(232)	(148)
Payable to GLOBALFOUNDRIES	(89)	277	(28)
Net cash provided by (used in) operating activities	(148)	(338)	382
Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	—	(281)	—
Purchases of available-for-sale securities	(1,043)	(944)	(1,586)
Purchases of property, plant and equipment	(84)	(133)	(250)
Proceeds from sale and maturity of available-for-sale securities	1,344	1,348	1,726
Proceeds from sale of property, plant and equipment	238	—	16
Other	—	(9)	(19)
Net cash provided by (used in) investing activities	455	(19)	(113)
Cash flows from financing activities:
Proceeds from borrowings of Secured Revolving Line of Credit, net	55	—	—
Proceeds from borrowings, net of issuance cost	—	491	170
Proceeds from issuance of common stock	3	14	18
Net proceeds from grants and allowances	11	23	20
Repayments of long-term debt and capital lease obligations	(55)	(489)	(209)
Other	(1)	(2)	(5)
Net cash provided by (used in) financing activities	13	37	(6)
Net increase (decrease) in cash and cash equivalents	320	(320)	263
Cash and cash equivalents at beginning of year	549	869	606
Cash and cash equivalents at end of year	$869	$549	$869
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$152	$142	$152
Income taxes	$9	$9	$9

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

NOTE 1:	Nature of Operations

Advanced Micro Devices, Inc. is a global semiconductor company with facilities throughout the world. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. The Company provides:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

(ii)	graphics processing units (GPUs), including professional graphics, semi-custom System-on-Chip (SOC) products, development services and technology for game consoles.

NOTE 2:	Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2013, 2012 and 2011 ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, consisted of 52, 52 and 53 weeks, respectively.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates.     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation and impairment of goodwill, valuation of investments in marketable securities, deferred income taxes and restructuring charges.

Revenue Recognition.     The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectability is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book and that are not more than 12 months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Therefore, the Company is unable to estimate the product returns and pricing when the product is sold to the distributors. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for these products within the Company’s standard commercial terms, which are typically net 30 days. The Company records allowances for price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these allowances based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Deferred income on shipments to distributors is revalued at the end of each period based on the change in inventory units at distributors, latest published prices and latest product costs.

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

Deferred revenue and related product costs were as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Deferred revenue	$253	$189
Deferred cost of sales	(108)	(81)

Deferred income on shipments to distributors	$145	$108

Inventories.     Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Inventories on hand in excess of forecasted demand are not valued. Obsolete inventories are written off.

Goodwill.     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of goodwill is determined through the application of one or more valuation models common to the Company’s industry, including the income, market and cost approaches.

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

Restructuring Charges.    Restructuring charges are primarily comprised of severance costs, contract and program termination costs and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Severance and other employee separation costs are accrued when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on historical practice and negotiated settlements.

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

The Company classifies investments in debt securities with maturities of more than three months at the time of purchase as marketable securities on its consolidated balance sheet. Classification of these securities as current is based on the Company’s intent and belief in its ability to sell these securities and use the proceeds from sale in operations within 12 months.

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

Product Warranties.    The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD A-Series APU products that are commonly referred to as “processors in a box” and for PC workstation products. The Company has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

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

Marketing, Communications and Advertising Expenses.    Marketing, communications and advertising expenses for 2013, 2012 and 2011 were approximately $210 million, $287 million and $397 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Income (Loss) Per Share.    Basic net income (loss) per share is computed based on the weighted-average number of shares outstanding and 35 million shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P. (WCH), in connection with the initial GLOBALFOUNDRIES, Inc. (GF) transaction in 2009. The warrants became exercisable on July 24, 2009 at per share price of $0.01.

Diluted net income per share is computed based on the weighted-average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock, restricted stock units and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted income (loss) per share:

	2013	2012	2011
	(In millions, except per share amounts)
Numerator—Net income (loss):
Numerator for basic and diluted income (loss) from continuing operations	$(83)	$(1,183)	$495
Numerator for basic and diluted income (loss) from discontinued operations	—	—	(4)

Numerator for basic and diluted net income (loss)	$(83)	$(1,183)	$491

Denominator—Weighted-average shares:
Denominator for basic net income (loss) per share	754	741	727
Effect of potentially dilutive shares:
Employee stock options, restricted stock and restricted stock units	—	—	15

Denominator for diluted net income (loss) per share	754	741	742
Net income (loss) per share:
Basic
Continuing operations	$(0.11)	$(1.60)	$0.68
Discontinued operations	—	—	(0.01)

Basic net income (loss) per share	$(0.11)	$(1.60)	$0.68

Diluted
Continuing operations	$(0.11)	$(1.60)	$0.67
Discontinued operations	—	—	(0.01)

Diluted net income (loss) per share	$(0.11)	$(1.60)	$0.66

Potential shares from outstanding stock options, restricted stock and restricted stock units totaling approximately 59 million, 45 million and 33 million for 2013, 2012 and 2011, respectively, were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive.

Potential shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 15 million and 24 million for 2012 and 2011, respectively, were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive. The 5.75% Notes were fully repaid on August 15, 2012.

Accumulated Other Comprehensive Loss.    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges and changes in minimum pension liabilities are included in other comprehensive loss.

The table below summarizes the changes in accumulated other comprehensive loss by component for the years ended December 28, 2013 and December 29, 2012:

	December 28, 2013			December 29, 2012
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	—	(3)	(3)	(1)	(4)	(5)
Unrealized gains (losses) arising during the period, net of tax effects	(1)	(6)	(7)	1	1	2
Reclassification adjustment for losses realized and included in net loss, net of tax effects	2	6	8	—	—	—

Total other comprehensive income	1	—	1	1	1	2

Ending balance	1	(3)	(2)	—	(3)	(3)

Stock-Based Compensation.    The Company estimates stock-based compensation cost for stock options at the grant date based on the option’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock and restricted stock units, fair value is based on the closing price of the Company’s common stock on the grant date. The Company estimates the grant-date fair value of stock options, restricted stock and restricted stock units that involve a market condition using a Monte Carlo simulation model. The expense is recognized using the single option method which is ratable on a straight-line basis over the requisite service period.

The application of the lattice-binomial option-pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate and expected dividends. Significant changes in any of these assumptions could materially affect the fair value of stock options granted in the future.

Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

NOTE 3:	GLOBALFOUNDRIES

Formation and Accounting

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P. (WCH), pursuant to which the Company formed GLOBALFOUNDRIES, Inc. (GF). In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, the Company, ATIC and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.

At GF’s formation on March 2, 2009 and through December 26, 2009, GF was deemed a variable-interest entity and the Company was deemed to be GF’s primary beneficiary. Accordingly, the Company consolidated GF under applicable accounting rules. As a result of certain GF governance changes, the Company deconsolidated GF and accounted for its GF ownership under the equity method of accounting as of December 27, 2009. Following the deconsolidation, GF became the Company’s related party.

In the first quarter of 2011, as a result of a contribution to GF by an affiliate of ATIC and certain GF governance changes noted above, the Company’s ownership in GF was diluted and the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, the Company changed the accounting for the investment in GF from the equity method to the cost method of accounting and recognized a dilution gain in investee of approximately $492 million. In the fourth quarter of 2011, the Company identified indicators of impairment in GF that were deemed other than temporary. The Company performed a valuation analysis and recorded a non-cash impairment charge of $209 million. The carrying value of the Company’s remaining investment in GF after the impairment charge was $278 million as of December 31, 2011.

On March 4, 2012, as partial consideration for certain rights received under a second amendment to the WSA, the Company transferred to GF all of the remaining capital stock of GF that the Company owned. In addition, as of March 4, 2012, the Funding Agreement was terminated and the Company was no longer party to the Shareholders’ Agreement. As a result of these transactions, the Company no longer owned any GF capital stock as of March 4, 2012.

GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and ATIC are affiliated with WCH, the Company’s largest stockholder. WCH and ATIC are wholly-owned subsidiaries of Mubadala.

Wafer Supply Agreement

The WSA governs the terms by which the Company purchase products manufactured by GF. Pursuant to the WSA, the Company is required to purchase all microprocessor and APU product requirements from GF with limited exceptions. If the Company acquires a third-party business that manufactures microprocessor and APU products, the Company will have up to two years to transition the manufacture of such microprocessor and APU products to GF.

The WSA terminates no later than March 2, 2024. GF has agreed to use commercially reasonable efforts to assist the Company to transition the supply of products to another provider and to continue to fulfill purchase orders for up to two years following the termination or expiration of the WSA. During the transition period, pricing for microprocessor and APU products will remain as set forth in the WSA, but the Company’s purchase commitments to GF will no longer apply.

On April 2, 2011, the Company entered into a first amendment to the WSA. The primary effect of the first amendment was to change the pricing methodology applicable to wafers delivered in 2011 for the Company’s microprocessors and APU products. The first amendment also modified the existing commitments regarding the production of certain GPU and chipset products at GF.

On March 4, 2012, the Company entered into a second amendment to the WSA. The primary effect of the second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for the Company’s microprocessor and APU products to be delivered by GF to the Company during 2012. Under the terms of the second amendment to the WSA, GF granted the Company rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time (the limited waiver of exclusivity). In consideration for the limited waiver of exclusivity, the Company recorded a charge of $703 million in the first quarter of 2012, consisting of a $425 million cash payment and a $278 million non-cash charge representing the transfer to GF of the Company’s remaining investment in GF at fair value.

On December 6, 2012, the Company entered into a third amendment to the WSA. Pursuant to the third amendment, the Company modified its wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, the Company agreed to certain pricing and other terms of the WSA applicable to wafers for its microprocessor and APU products to be delivered by GF to the Company from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, the Company agreed to pay GF a fee of $320 million. As a result, the Company recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

The expenses related to GF’s wafer manufacturing were $962 million, $1.2 billion and $904 million in 2013, 2012 and 2011, respectively. The expenses related to GF’s research and development activities were $16 million, $49 million and $79 million for 2013, 2012 and 2011, respectively.

NOTE 4:	Acquisition

On March 23, 2012, the Company acquired SeaMicro, Inc. (SeaMicro), a privately held company that produced energy-efficient, high-bandwidth microservers. At the time of the acquisition of SeaMicro, AMD planned to accelerate its strategy to deliver disruptive server technology to its OEM customers serving Cloud-centric data centers.

The total consideration paid to acquire SeaMicro was $312 million, not including cash acquired of $19 million. In addition, the Company incurred $6 million in transaction costs, which were included in marketing, general and administrative expenses on the Company’s consolidated statement of operations. The Company paid $293 million in cash to the holders of all outstanding shares of SeaMicro capital stock. As part of the acquisition, the Company assumed all outstanding vested and unvested SeaMicro stock options and unvested restricted stock held by continuing SeaMicro employees as of March 23, 2012. The assumed options were exchanged for approximately 1,652,000 vested and 4,792,000 unvested AMD stock options. The assumed restricted stock was exchanged for approximately 322,000 the Company restricted shares. The stock options and restricted shares continue to have the same terms and conditions as under SeaMicro’s option plan. The fair value attributable to pre-combination employee service as of the March 23, 2012 closing for the stock options and restricted shares assumed, which was part of the consideration paid to acquire SeaMicro, was $19 million. The fair value for the stock options assumed was determined using a binomial option-pricing valuation model.

The total cash consideration of $293 million included $29 million deposited into an escrow account as security for any breaches by SeaMicro of representations, warranties and covenants under the acquisition agreement. The escrow funds, less amounts of any valid indemnification claims, were disbursed by the escrow agent to the former stockholders of SeaMicro in March 2013.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standard Codification (ASC) 805, Business Combinations. Accordingly, the total consideration was assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by the Company’s management based on information available at the date of acquisition. After the closing of the acquisition, the results of operations of SeaMicro are included in the Computing Solutions segment in the Company’s consolidated financial statements.

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

The developed technology of SeaMicro relates to SeaMicro’s SM10000 server offerings, which is built around a parallel array of independent ultra-low power processors, and it serves to integrate computation, switching, server management and load balancing. In addition to developed technology, SeaMicro had in-process research and development projects, which were incomplete at the time of the acquisition. The value of developed technology and in-process research and development was determined based on the present value of estimated expected cash flows attributable to the technology. The customer relationships related to the ability to sell existing, in-process and future versions of the technology to SeaMicro’s existing customers and were valued based on incremental cash flows generated from the existing customer base. The trade name related to the SeaMicro brand names. The goodwill was primarily attributed to premiums paid for synergies between the Company and SeaMicro and the assembled workforce and is not deductible for tax purposes. The acquired developed technology, customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives. The acquired in-process research and development and goodwill associated with the acquisition are categorized as indefinite-lived intangible assets and subject to impairment review. Capitalized acquired in-process research and development costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed. As of December 28, 2013, approximately $5 million of in-process research and development projects were completed and classified as developed technology, and the Company started to amortize these projects on a straight-line basis over their estimated useful lives.

NOTE 5:	Sale and Leaseback Transactions

In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company received net cash proceeds of $46 million in connection with the sale, which resulted in a $17 million gain in the third quarter of 2013 and a $14 million deferred gain as of September 28, 2013 that will be amortized over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the lease for 4 years, at the end of the initial operating lease term, and for an additional 3.5 years thereafter.

In September 2013, the Company also sold an office building in Austin, Texas. The Company received net cash proceeds of $10 million in connection with the sale and recorded a $5 million gain in the third quarter of 2013.

In March 2013, the Company sold and leased back land and office buildings in Austin, Texas. The Company received net cash proceeds of $164 million in connection with the sale and recorded a $52 million charge in the first quarter of 2013. The operating lease expires in March 2025 and provides for one 10-year optional renewal.

In March 2013, the Company also sold an office building in Markham, Ontario, Canada, and leased back a portion of the original space through June 2013. The Company received net proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013.

The net charge of $24 million in 2013 related to the real estate transactions described above are recorded as “Restructuring and other special charges, net” on the consolidated statements of operations.

NOTE 6:	Supplemental Balance Sheet Information

Accounts receivable

	December 28, 2013	December 29, 2012
	(In millions)
Accounts receivable	$832	$632
Allowance for doubtful accounts	—	(2)

Total accounts receivable, net	$832	$630

Inventories

	December 28, 2013	December 29, 2012
	(In millions)
Raw materials	$30	$29
Work in process	727	357
Finished goods	127	176

Total inventories, net	$884	$562

Property, plant and equipment

	December 28, 2013	December 29, 2012
	(In millions)
Land and land improvements	$3	$31
Buildings and leasehold improvements	246	591
Equipment	1,466	1,585
Construction in progress	18	11

	1,733	2,218
Accumulated depreciation and amortization	(1,387)	(1,560)

Total property, plant and equipment, net	$346	$658

Depreciation expense for 2013, 2012 and 2011 was $139 million, $179 million and $217 million, respectively.

Other assets

	December 28, 2013	December 29, 2012
	(In millions)
Software technology and licenses	$280	$155
Other	106	92

Total other assets	$386	$247

Accrued and other current liabilities

	December 28, 2013	December 29, 2012
	(In millions)
Accrued compensation and benefits	$186	$158
Marketing programs and advertising expenses	150	160
Software technology and licenses payable	27	18
Other accrued and current liabilities	167	216

Total accrued and other current liabilities	$530	$552

NOTE 7:	Goodwill and Acquired Intangible Assets

Goodwill

The carrying amounts of goodwill as of December 28, 2013 and December 29, 2012 were as follows:

	Computing Solutions	Graphics and Visual Solutions	All Other	Total
	(In millions)
Initial goodwill due to ATI acquisition	$161	$1,288	$745	$2,194
Initial goodwill due to SeaMicro acquisition	230	—	—	230
	391	1,288	745	2,424
Accumulated impairment losses	(161)	(965)	(745)	(1,871)
Balance as of December 29, 2012	230	323	—	553
Goodwill adjustments	—	—	—	—
Impairment charges	—	—	—	—
Balance as of December 28, 2013	$230	$323	$—	$553

In the fourth quarters of 2013, 2012 and 2011, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment in any of the periods.

Acquisition-related intangible assets

The balances of acquisition-related intangible assets as of December 28, 2013 and December 29, 2012 were as follows:

	Developed technology	In-process research and development	Customer relationships	Trademark and trade name	Total
	(In millions)
Intangible assets, net as of December 31, 2011	$—	$—	$—	$8	$8
Addition due to SeaMicro acquisition	86	11	4	1	102
Completion of in-process research and development	5	(5)	—	—	—
Amortization expense	(9)	—	(1)	(4)	(14)
Intangible assets, net as of December 29, 2012	82	6	3	5	96
Amortization expense	(13)	—	(1)	(4)	(18)
Intangible assets, net as of December 28, 2013	$69	$6	$2	$1	$78
Weighted-average amortization period as of December 28, 2013	6.05 years	N/A	2.25 years	2.25 years	4.94 years

Accumulated amortization of acquired intangible assets as of December 28, 2013 was approximately $572 million.

As of December 28, 2013, the Company’s future amortization expenses related to acquisition-related intangible assets were as follows:

Year	(In millions)
2014	$13
2015	13
2016	11
2017	11
2018	11
2019 and thereafter	13
Total intangible assets subject to amortization	72
In-process research and development	6
Total intangible assets, net	$78

NOTE 8:	Financial Instruments

Available-for-sale securities held by the Company as of December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Fair Value
Classified as cash equivalents:
Money market funds	$19	$402
Commercial paper	421	75
Total classified as cash equivalents	$440	$477
Classified as current marketable securities:
Commercial paper	$178	$324
Time deposits	50	100
Auction rate securities	—	28
Marketable equity securities	—	1
Total classified as current marketable securities	$228	$453
Classified as long-term marketable securities:
Money market funds	$2	$13
Corporate bonds	88	168
Total classified as long-term marketable securities	$90	$181
Classified as other assets:
Money market funds	$18	$10
Mutual funds	14	14
Total classified as other assets	$32	$24

The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

At December 28, 2013 and December 29, 2012, the Company had approximately $18 million and $10 million, respectively, of available-for-sale investments in money market funds used as collateral for leased buildings and letter of credit deposits, which were included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these deposits.

At December 28, 2013 and December 29, 2012, the Company had approximately $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in other assets on the Company’s consolidated balance sheets. The Company is restricted from accessing these investments.

The Company realized a loss of $2 million on sales of approximately $28 million of auction rate securities (ARS) holdings during 2013 that were classified as available-for-sale securities. The cost of securities sold is determined based on the specific identification method. There were no other sales of available-for-sale securities during 2013. The Company no longer holds any ARS investments as of December 28, 2013.

The Company did not realize any gain or loss on sale of approximately $6 million of available-for-sale securities during 2012. The Company recorded an other-than-temporary impairment charge of approximately $4 million on one of its ARS holdings during 2012.

At December 28, 2013 and December 29, 2012, $90 million and $181 million, respectively, of investments were classified as long-term marketable securities. The Company’s intent is to hold such investments for greater than one year, and the Company does not intend to use them in current operations. As a result of narrowing investment yields, the Company will continue to re-evaluate its investment strategy related to amounts designated as long-term as such investments mature.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of December 28, 2013 were within one year, except those for certain long-term marketable securities. The Company’s long-term marketable securities currently consist of corporate bonds and money market funds. The corporate bonds have maximum stated maturities of 2 years and the Company intends to invest the money market funds into corporate bonds with maturities greater than a year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fair Value Measurements

Financial instruments measured and recorded at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting dates using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 28, 2013
Assets
Classified as cash equivalents:
Money market funds	$19	$19	$—	$—
Commercial paper	421	—	421	—
Total classified as cash equivalents	$440	$19	$421	$—
Classified as marketable securities:
Commercial paper	$178	$—	$178	$—
Time deposits	50	—	50	—
Total classified as marketable securities	$228	$—	$228	$—
Classified as long-term marketable securities:
Money market funds	$2	$2	$—	$—
Corporate bonds	88	—	88	—
Total classified as long-term marketable securities	$90	$2	$88	$—
Classified as other assets:
Money market funds	$18	$18	$—	$—
Mutual funds	14	14	—	—
Total classified as other assets	$32	$32	$—	$—
Total assets measured at fair value	$790	$53	$737	$—
Liabilities
Classified as accrued liabilities:
Foreign currency derivative contracts	$(4)	$—	$(4)	$—
Total liabilities measured at fair value	$(4)	$—	$(4)	$—
December 29, 2012
Assets
Classified as cash equivalents:
Money market funds	$402	$402	$—	$—
Commercial paper	75	—	75	—
Total classified as cash equivalents	$477	$402	$75	$—
Classified as marketable securities:
Commercial paper	$324	$—	$324	$—
Time deposits	100	—	100	—
Auction rate securities	28	—	—	28
Marketable Equity Security	1	1	—	—
Total classified as marketable securities	$453	$1	$424	$28
Classified as long-term marketable securities:
Money market funds	$13	$13	$—	$—
Corporate bonds	168	—	168	—
Total classified as long-term marketable securities	$181	$13	$168	$—
Classified as other assets:
Money market funds	$10	$10	$—	$—
Mutual funds	14	14	—	—
Total classified as other assets	$24	$24	$—	$—
Total assets measured at fair value	$1,135	$440	$667	$28

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

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2013 and 2012.

ARS investments as of December 29, 2012 were classified within Level 3 because they were valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

The roll-forward of the ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Beginning balance	$28	$38
Redemptions	(26)	(6)
Losses included in net loss	(2)	—
Change in fair value included in net loss	—	(4)
Ending balance	$—	$28

The Company’s significant inputs and assumptions used in the discounted cash flow model to determine the fair value of its ARS are listed below:

December 29, 2012
Discount rate for periodic interest payments	0.84%
Discount rate for principal repayments	1.31%
Liquidity discount	0.90%
Credit discount	2.00% to 12.00%
Estimated period	17 to 20 years

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	December 28, 2013		December 29, 2012
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$55	$55	$—	$—
Long-term debt (excluding capital leases)	$1,986	$2,132	$2,019	$1,837

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

NOTE 9:	Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper and money market auction rate securities of industrial firms and financial institutions are rated A1, P1 or better. The Company invests in tax-exempt securities, including municipal notes and bonds, corporate bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 21%, 18% and 17% of the total consolidated accounts receivable balance as of December 28, 2013 and 22%, 16% and 14% of the total consolidated accounts receivable balance as of December 29, 2012. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages its exposure to customer credit risk through credit limits, credit lines, monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with four large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 28, 2013, the Company’s obligations under the contracts exceeded the counterparties’ obligations by $4 million.

The Company is dependent on certain equipment and materials from a limited number of suppliers and relies on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for its internal back-end manufacturing operations. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of the Company’s graphics products are currently available from only a limited number of sources. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If the Company or its third-party manufacturing suppliers are unable to procure certain of these materials, or its foundries are unable to procure materials for manufacturing its products, its business would be materially adversely affected.

NOTE 10:	Income Taxes

The provision (benefit) for income taxes consists of:

	2013	2012	2011
	(In millions)
Current:
U.S. Federal	$(2)	$—	$(3)
U.S. State and Local	—	—	1
Foreign National and Local	10	6	4
Total	8	6	2
Deferred:
U.S. Federal	3	(37)	—
Foreign National and Local	(2)	(3)	(6)
Total	1	(40)	(6)
Provision (benefit) for income taxes	$9	$(34)	$(4)

Income (loss) before income taxes consists of the following:

	2013	2012	2011
	(In millions)
U.S.	$(397)	$(1,242)	$318
Foreign	323	25	173
Total pre-tax income (loss)	$(74)	$(1,217)	$491

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2013 and December 29, 2012 are as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$1,701	$1,455
Deferred distributor income	49	55
Inventory valuation	32	53
Accrued expenses not currently deductible	113	118
Acquired intangibles	343	385
Tax deductible goodwill	271	323
Federal and state tax credit carryovers	321	395
Foreign capitalized research and development costs	22	36
Foreign research and development ITC credits	305	316
Discount of convertible notes	65	40
Other	217	291
Total deferred tax assets	3,439	3,467
Less: valuation allowance	(3,375)	(3,401)
Total deferred tax assets, net of valuation allowance	64	66
Deferred tax liabilities:
Acquired intangibles	(28)	(33)
Other	(17)	(16)
Total deferred tax liabilities	(45)	(49)
Net deferred tax assets	$19	$17

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 28, 2013 and December 29, 2012 is as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Current deferred tax assets	$2	$1
Non-current deferred tax assets	18	16
Current deferred tax liabilities	(1)	—
Net deferred tax assets	$19	$17

Current deferred tax assets and current deferred tax liabilities are included in captions “Prepaid expenses and other current assets” and “Accrued and other current liabilities,” respectively, on the consolidated balance sheets. Non-current deferred tax assets are included in the caption “Other assets” on the consolidated balance sheets.

As of December 28, 2013, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 28, 2013, in management’s estimate, is not more likely than not to be achieved. In 2013, the net valuation allowance decreased by $26 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income in

Canada. In 2012, the net valuation allowance increased by $423 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses net of the benefit relating to the SeaMicro acquisition. Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of the Company’s U.S. valuation allowance. In 2011, the net valuation allowance decreased by $245 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income and a change in the book to tax basis in investments.

As of December 28, 2013 and December 29, 2012, the Company had $191 million and $192 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 28, 2013 and December 29, 2012, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The tax benefit from these deductions will increase capital in excess of par when realized.

The following is a summary of the various tax attribute carryforwards the Company had as of December 28, 2013. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
U.S.-net operating loss carryovers	$4,598	$269	2018 to 2033
U.S.-credit carryovers	$399	$188	2018 to 2033
Canada-net operating loss carryovers	$355	$355	2025 to 2028
Canada-credit carryovers	$387	$34	2021 to 2033
Canada-R&D pools	$82	$82	no expiration
Barbados-net operating loss carryovers	$287	N/A	2014 to 2017
Other foreign net operating loss carryovers	$8	N/A	various

Utilization of $17 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI Technologies ULC (ATI) acquisition.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	2013	2012	2011
	(In millions)
Statutory federal income tax provision (benefit) at 35% rate	$(26)	$(426)	$172
State taxes, net of federal benefit	1	1	1
Foreign income at other than U.S. rates	15	(13)	(2)
U.S. valuation allowance generated (utilized)	22	406	(171)
Credit monetization	(3)	(2)	(4)
Provision (benefit) for income taxes	$9	$(34)	$(4)

The Company has made no provision for U.S. income taxes on approximately $354 million of cumulative undistributed earnings of certain foreign subsidiaries through December 28, 2013 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $124 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Malaysia currently operate under a tax holiday, which will expire in 2018. This tax holiday may be extended if specific conditions are met. The net impact of the tax holiday was to decrease the Company’s net loss by $1 million in 2013, less than $.01 per share, diluted. The net impact of tax holidays decreased the Company’s net loss by $11 million in 2012, less than $.02 per share, diluted, and increased the Company’s net income by $9 million in 2011, less than $.01 per share, diluted.

A reconciliation of the gross unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at beginning of year	$56	$69	$42
Increases for tax positions taken in prior years	1	3	28
Decreases for tax positions taken in prior years	(2)	(4)	(4)
Increases for tax positions taken in the current year	4	3	8
Decreases for settlements with taxing authorities	(7)	(15)	(5)
Balance at end of year	$52	$56	$69

The amount of unrecognized tax benefits that would impact the effective tax rate was $3 million, $2 million, and $4 million as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The Company had no accrued interest related to unrecognized tax benefits as of December 28, 2013 and accrued interest related to unrecognized tax benefits of $2 million as of December 29, 2012 and December 31, 2011. The Company had no accrued penalties related to unrecognized tax benefits as of December 28, 2013, December 29, 2012 and December 31, 2011. The Company recognizes potential accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.

The Company recorded a reduction of interest expense of $2 million and no charge related to penalty expense in its consolidated statement of operations in 2013. The Company had no charge related to interest expense or penalty expense in its consolidated statement of operations in 2012. The Company recorded a reduction of interest expense of $2 million and a decrease of $1 million of penalty expense in its consolidated statement of operations in 2011. During the 12 months beginning December 29, 2013, the Company expects to reduce its unrecognized tax benefits by $31 million primarily as a result of the settlement of tax audits with certain foreign tax authorities. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.

As of December 25, 2010, the Canada Revenue Agency, or CRA, had completed its audit of ATI for the years 2000 through 2004 and issued its final Notice of Assessment. The CRA is currently auditing international transactions for the years 2005 through 2010. During the second quarter of 2010 the U.S. Internal Revenue Service completed its audit of the U.S. Federal income tax returns for the years ending 2004 through 2006 inclusive. As of December 31, 2011 the German tax authorities completed their audit of the Company’s former German subsidiaries for the tax years 2004 through 2007. The German tax authorities conducted an audit for the tax years 2008 through 2011 in 2013. The Company is not currently aware of any adjustments as a result of this audit. The Company and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 28, 2013.

NOTE 11:	Debt and Other Obligations

Total Debt

The Company’s total debt as of December 28, 2013 and December 29, 2012 consisted of:

	December 28, 2013	December 29, 2012
	(In millions)
6.00% Notes, net of discount	$517	$555
8.125% Notes, net of discount	470	464
7.75% Notes	500	500
7.50% Notes	500	500
Secured Revolving Line of Credit	55	—
Capital lease obligations	16	23
Total debt	2,058	2,042
Less: current portion	60	5
Total debt, less current portion	$1,998	$2,037

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Notes. The 6.00% Notes are general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture), dated April 27, 2007, between the Company and Wells Fargo Bank, N.A., as trustee.

In 2013, the Company repurchased $50 million in principal amount of the 6.00% Notes in open market transactions for $53 million. For the repurchase of the 6.00% Notes during 2013, the Company allocated $3 million of the $53 million aggregate cash payment to the equity component and reduced the principal amount of the debt by $50 million. The Company did not repurchase any of the 6.00% Notes in open market transactions in 2012. Prior to 2012, the Company repurchased $1.6 billion in principal amount of the 6.00% Notes for $1.4 billion. As of December 28, 2013, the outstanding aggregate principal amount of the 6.00% Notes was $530 million and the remaining carrying value was approximately $517 million, net of debt discount of $13 million. Subsequent to December 28, 2013, the Company repurchased an additional $64 million in principal amount of the 6.00% Notes.

The proceeds from the issuance of the 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accreted from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. The initial value of the equity component ($259 million), which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

Information related to equity and debt components:

	December 28, 2013	December 29, 2012
	(In millions)
Carrying amount of the equity component	$159	$162
Principal amount of the 6.00% Notes	530	580
Unamortized discount(1)	(13)	(25)
Net carrying amount	$517	$555

(1)	As of December 28, 2013, the remaining period over which the unamortized discount will be amortized is 16 months.

Information related to interest rates and expense:

	2013	2012	2011
	(In millions, except percentages)
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$45	$44	$45
Interest cost related to amortization of the discount	$10	$9	$11

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of the 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.00% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

8.125% Senior Notes Due 2017

On November 30, 2009, the Company issued $500 million of the 8.125% Senior Notes Due 2017 (the 8.125% Notes) at a discount of 10.204%. The 8.125% Notes are general unsecured senior obligations. Interest is payable on June 15 and December 15 of each year beginning June 15, 2010 until the maturity date of December 15, 2017. The discount of $51 million is recorded as contra debt and is amortized to interest expense over the life of the 8.125% Notes using the effective interest method. The 8.125% Notes are governed by the terms of an indenture (the 8.125% Indenture) dated November 30, 2009 between the Company and Wells Fargo Bank, N.A., as trustee.

As of December 28, 2013, the outstanding aggregate principal amount of the 8.125% Notes was $500 million and the remaining carrying value was approximately $470 million, net of debt discount of $30 million.

As of December 15, 2013, the Company may redeem all or part of the 8.125% Notes at any time at specified redemption prices, plus accrued and unpaid interest.

Holders have the right to require the Company to repurchase all or a portion of the 8.125% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 8.125% Notes, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 8.125% Indenture) may result in the acceleration of the maturity of the 8.125% Notes.

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

7.75% Senior Notes Due 2020

On August 4, 2010, the Company issued $500 million of the 7.75% Senior Notes Due 2020 (the 7.75% Notes). The 7.75% Notes are general unsecured senior obligations of the Company. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between the Company and Wells Fargo Bank, N.A., as trustee.

As of December 28, 2013, the outstanding aggregate principal amount of the 7.75% Notes was $500 million.

Prior to August 1, 2015, the Company may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.75% Indenture). From August 1, 2015, the Company may redeem the 7.75% Notes at specified redemption prices, plus accrued and unpaid interest.

Holders have the right to require the Company to repurchase all or a portion of the 7.75% Notes in the event that the Company undergoes a change of control, as defined in the 7.75% Indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.75% Indenture) may result in the acceleration of the maturity of the 7.75% Notes.

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

7.50% Senior Notes Due 2022

On August 15, 2012, the Company issued $500 million of the 7.50% Senior Notes due 2022 (the 7.50% Notes). The 7.50% Notes are general unsecured senior obligations of the Company. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between the Company and Wells Fargo Bank, N.A., as trustee.

As of December 28, 2013, the outstanding aggregate principal amount of the 7.50% Notes was $500 million.

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

Holders have the right to require the Company to repurchase all or a portion of the 7.50% Notes in the event that the Company undergoes a change of control, as defined in the 7.50% Indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.50% Indenture) may result in the acceleration of the maturity of the 7.50% Notes.

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

Potential Repurchase of Outstanding Notes

The Company may elect to purchase or otherwise retire the 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable to do so. Subsequent to December 28, 2013, the Company repurchased an additional $64 million in principal amount of the 6.00% Notes (which is a portion of the outstanding 6.00% Notes).

Secured Revolving Line of Credit

On November 12, 2013, the Company and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement (the Loan Agreement) for a senior secured asset based line of credit for a principal amount up to $500 million (the Secured Revolving Line of Credit) with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). The Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.

The Borrowers can elect that the borrowings under the Secured Revolving Line of Credit may bear interest at a rate per annum equal to (a) London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 2.00% to 2.75%, or (b) (i) the greater of (x) the Agent’s prime rate, (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) an applicable margin ranging from 1.00% to 1.75%. The applicable margin to be applied to the borrowings under the Company’s Secured Revolving Line of Credit is dependent on the Borrowers achieving a certain fixed charge coverage ratio. The Secured Revolving Line of Credit may be optionally prepaid or terminated or unutilized commitments may be reduced, in each case at any time without premium or penalty. In connection with the Secured Revolving Line of Credit, the Borrowers are required to pay an unused line fee equal to 0.50% per annum, payable monthly on the unused amount of the commitments under the Secured Revolving Line of Credit. The unused line fee decreases to 0.375% per annum when more than 50% of the Secured Revolving Line of Credit is utilized. The Borrowers will pay (i) a monthly fee on all letters of credit outstanding under the Secured Revolving Line of Credit equal to the applicable LIBOR margin and (ii) a fronting fee to the Agent equal to 0.125% of all such letters of credit, payable monthly in arrears.

The obligations under the Loan Agreement are secured by a first priority basis in the Borrowers’ account receivable, inventory and certain deposit accounts and specified related assets.

The Loan Agreement contains covenants that place certain restrictions on the Borrowers’ ability to, among other things, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Borrowers’ accounts or inventory other than certain ordinary-course transfers, make certain changes to either Borrower’s name or form or state of organization without notifying the Agent, or liquidate, dissolve, merge, combine or consolidate. Further restrictions apply during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $500 million, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $500 million for 45 days. Such restrictions limit the Borrowers’ ability to, among other things, allow certain subsidiaries that manufacture or process inventory for the Borrowers to borrow secured debt or unsecured debt beyond a certain amount, create any liens upon any of the Borrowers’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit)), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date, become a party to certain agreements restricting the Borrowers’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements or enter into any non-arm’s-length transaction with an affiliate.

During a Domestic Cash Trigger Period, the Borrowers are required to maintain a fixed charge coverage ratio each four-fiscal quarter periods ending on and after March 29, 2014.

At December 28, 2013, the Secured Revolving Line of Credit had an outstanding loan balance of $55 million, with an interest rate of 2.75%, and up to $445 million remained available for future borrowings. As of December 28, 2013, the Company was in compliance with all required covenants stated in the Loan Agreement.

The agreements governing the 6.00% Notes, 8.125% Notes, 7.75% Notes and 7.50% Notes and the Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Capital Lease Obligations

As of December 28, 2013, the Company had aggregate outstanding capital lease obligations of $16 million for one of its facilities in Canada, which is payable in monthly installments through 2017.

The gross amount of assets recorded under capital leases totaled approximately $23 million as of December 28, 2013 and December 29, 2012, and is included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $16 million and $14 million as of December 28, 2013 and December 29, 2012, respectively.

Future Payments on Total Debt

As of December 28, 2013, the Company’s future long term debt and capital lease payment obligations were as follows:

	Long Term Debt (Principal only)	Secured Revolving Line of Credit	Capital Leases
	(In millions)
2014	$—	$55	$6
2015	530	—	6
2016	—	—	6
2017	500	—	1
2018	—	—	—
2019 and thereafter	1,000	—	—
Total	2,030	55	19
Less: imputed interest	—	—	3
Total	$2,030	$55	$16

NOTE 12:	Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	2013	2012	2011
	(In millions)
GF investment impairment charge	$—	$—	$(209)
Impairment charge on marketable securities	—	(4)	—
Net loss on debt repurchases	(1)	—	(6)
Other	(4)	10	16
Other income (expense), net	$(5)	$6	$(199)

NOTE 13:	Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company uses the following two reportable segments:

•	the Computing Solutions segment, comprised of x86 microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•	the Graphics and Visual Solutions segment, comprised of GPUs, including professional graphics, semi-custom SOC products, revenue from development services and royalties for game consoles.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortizations of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, a charge related to the limited waiver of exclusivity from GF and legal settlements, net. The Company also reported the results of former businesses in the All Other category because the operating results were not material.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) from continuing operations before income taxes for 2013, 2012 and 2011.

	2013	2012	2011
	(In millions)
Net revenue:
Computing Solutions	$3,104	$4,005	$5,002
Graphics and Visual Solutions	2,193	1,417	1,565
All Other	2	—	1
Total net revenue	$5,299	$5,422	$6,568
Operating income (loss):
Computing Solutions	$(22)	$(231)	$556
Graphics and Visual Solutions	216	105	51
All Other	(91)	(930)	(239)
Total operating income (loss)	$103	$(1,056)	$368
Interest income	5	8	10
Interest expense	(177)	(175)	(180)
Other income (expense), net	(5)	6	(199)
Dilution gain in investee, net	—	—	492
Income (loss) from continuing operations before income taxes	$(74)	$(1,217)	$491

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include research and development activities; assembly, test, mark and packaging activities; and sales, marketing and administrative activities. The Company conducts product and system research and development activities for its products in the United States, with additional design and engineering teams in China, Canada, India, Singapore, Taiwan, and Israel. The Company’s assembly, test, market and packaging facilities are located in Malaysia and China. The Company’s material sales and marketing offices are located in the United States, Latin America, Europe and Asia.

The following table summarizes sales to external customers by country:

	2013	2012	2011
	(In millions)
United States	$801	$407	$456
Europe	460	469	779
China	2,519	3,131	3,493
Singapore	610	856	1,056
Japan	710	305	445
Other countries	199	254	339
Total sales to external customers	$5,299	$5,422	$6,568

The Company had three customers that accounted for more than 10% of the Company’s consolidated net revenue in 2013 and one customer that accounted for more than 10% of the Company’s consolidated revenue in 2012 and 2011. Net sales to these customers were approximately 17%, 11% and 10% of consolidated net revenue in 2013 and 22% of consolidated net revenue in 2012 and 2011.

The following table summarizes long-lived assets by geographic areas:

	December 28, 2013	December 29, 2012
	(In millions)
United States	$153	$417
Malaysia	66	66
China	46	59
Singapore	18	37
Other countries	63	79
Total long-lived assets	$346	$658

NOTE 14:	Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). As of December 28, 2013, the Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004, as well as equity compensation plans that the Company assumed as part of its SeaMicro acquisition. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the SeaMicro plan were consolidated into the 2004 Plan. As of December 28, 2013, the Company had 5.7 million shares of common stock that were available for future grants and 76 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock and restricted stock units.

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

Restricted Stock.    Restricted stock can be granted to any employee, director or consultant. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock based on continued service may fully vest with no minimum time requirements. Restricted stock that is performance based generally may not fully vest for at least one year from the date of grant.

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

Performance-based Restricted Stock Units.    On July 22, 2013, the Company granted 2,450,000 performance-based restricted stock units (the pRSUs) to specified officers of the Company. Each pRSU award reflects a target number of shares (Target Shares) that may be issued to the award recipient before adjusting based on the Company’s financial performance and market conditions. The actual number of shares the recipient receives is determined at the end of the specified performance period based on the actual financial results achieved by the Company versus certain pre-established Company financial performance goals. Those goals are AMD’s non-GAAP operating income plus interest expense over an 18-month performance period and total shareholder return (TSR) relative to the S&P 500 IT Sector over the same 18-month performance period. Depending on the results achieved during this time, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted, based on the calculations described below. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

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

Expected volatility	57.46%
Risk-free interest rate	0.20%
Expected dividends	—%
Expected life	1.44 years

Market-based Restricted Stock Units and Stock Options.    During 2012, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to certain officers of the Company. The market-based condition for these awards requires that AMD common stock maintains a weighted-average closing price during the three-year vesting period of equal to or greater than $10.00 per share over any 30-day period. Provided the market-based condition is satisfied and the respective officer remains an employee of the Company, the grants will vest in three equal annual installments on the applicable vesting date.

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

The Company estimated the fair value of market-based restricted stock units and stock options using a Monte Carlo simulation model on the date of grant. As of December 28, 2013, there were 1,693,000 market-based restricted stock units and 739,000 market-based stock options outstanding with a grant date fair value of $6.8 million and $2.0 million, respectively.

Valuation and Expense Information.    Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units was allocated in the consolidated statements of operations as follows:

	2013	2012	2011
	(In millions)
Cost of sales	$5	$8	$6
Research and development	48	52	46
Marketing, general, and administrative	38	37	38
Total stock-based compensation expense, net of tax of $0	$91	$97	$90

During 2013, 2012 and 2011, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any effects relating to financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.

The Company uses the lattice-binomial model in determining the fair value of the employee stock options.

The weighted-average estimated fair value of employee stock options granted for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $1.52, $2.12 and $2.85 per share respectively, using the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	59.03%	56.24%	54.82%
Risk-free interest rate	0.79%	0.52%	1.60%
Expected dividends	—%	—%	—%
Expected life (in years)	3.83	3.79	3.75

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

The following table summarizes stock option activity, including market-based stock options, and related information:

	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Stock options:
Outstanding at beginning of year	38	$5.51	34	$7.36	37	$7.77
Granted	6	$3.63	17	$3.41	8	$7.16
Canceled	(6)	$7.73	(8)	$11.26	(6)	$12.54
Exercised	(3)	$1.56	(5)	$2.71	(5)	$3.82
Outstanding at end of year	35	$5.08	38	$5.51	34	$7.36
Exercisable at end of year	22	$5.62	22	$6.14	25	$7.48

Included in the table above are approximately 1,652,000 vested and 4,792,000 unvested stock options issued upon the acquisition of SeaMicro in 2012 (See Note 4). The estimated fair value of the unvested stock options was $6.60 per share.

As of December 28, 2013, the weighted-average remaining contractual life of outstanding stock options was 4.25 years and their aggregate intrinsic value was $18 million. As of December 28, 2013, the weighted-average remaining contractual life of exercisable stock options was 3.20 years and their aggregate intrinsic value was $13 million. The total intrinsic value of stock options exercised for 2013, 2012 and 2011 was $5 million, $18 million and $21 million, respectively.

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

The summary of the changes in restricted stock and restricted stock units outstanding, including the market-based restricted stock units, during 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
	(In millions except share price)
Unvested balance at beginning of period	25	$6.41	24	$7.07	24	$6.50
Granted	28	$3.81	17	$5.43	14	$7.34
Forfeited	(3)	$5.76	(5)	$6.84	(4)	$6.66
Vested	(10)	$6.93	(11)	$6.05	(10)	$6.25
Unvested balance at end of period	40	$4.52	25	$6.41	24	$7.07

Included in the table above are approximately 322,000 shares of restricted stock granted upon the acquisition of SeaMicro in 2012 (See Note 4). The weighted-average estimated fair value of the restricted stock was $4.03.

The total fair value of restricted stock and restricted stock units vested during 2013, 2012 and 2011 was $36 million, $60 million and $74 million, respectively. Compensation expense recognized for the restricted stock and restricted stock units for 2013, 2012 and 2011 was approximately $68 million, $77 million and $73 million, respectively.

As of December 28, 2013, the Company had $26 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 1.90 years.

As of December 28, 2013, the Company had $112 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted-average period of 2.03 years.

NOTE 15:	Other Employee Benefit Plans

The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched 75% of employees’ contributions up to 6% of their compensation, to a maximum match of $11,475, $11,250 and $11,025 for 2013, 2012 and 2011, respectively, which is 4.5% (75% of the 6%) of the Internal Revenue Service compensation limit. The Company’s contributions to the 401(k) plan were approximately $19 million in 2013, $22 million in 2012 and $20 million in 2011.

NOTE 16:	Commitments and Guarantees

Operating Leases

As of December 28, 2013, the Company’s future non-cancelable operating lease commitments, including those for facilities vacated in connection with restructuring activities, were as follows:

Year	Operating leases
(In millions)
2014	$59
2015	51
2016	43
2017	40
2018	39
2019 and thereafter	156
Total non-cancelable operating lease commitments	$388

The Company leases certain of its facilities and in some jurisdictions the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2025. The Company also leases certain manufacturing and office equipment for terms ranging from 1 to 5 years. Rent expense was approximately $64 million, $49 million and $48 million in 2013, 2012 and 2011.

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

In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company recorded a deferred gain of $14 million on the sale and is amortizing over the initial lease term. The initial lease term expires in September 2023 and provides for options to extend the lease for 4 years, at the end of the initial lease term, and for an additional 3.5 years thereafter.

Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 28, 2013, were approximately $388 million.

Purchase and Other Contractual Obligations

The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. As of December 28, 2013, total non-cancelable purchase obligations, excluding the Company’s wafer purchase commitments to GF under the WSA, were $456 million.

The Company also had other contractual obligations, included in “Other long-term liabilities” on its consolidated balance sheet, which consists of $131 million of payments due under certain software and technology licenses that will be paid through 2017.

Future unconditional purchase obligations as of December 28, 2013 were as follows:

Year	Unconditional purchase obligations
(In millions)
2014	$438
2015	80
2016	39
2017	30
2018	—
2019 and thereafter	—
Total unconditional purchase commitments	$587

Obligations to GF

Obligations to GF represents all of the Company’s contractual obligations to GF, including approximately $250 million for inventory purchases during the first quarter of 2014 and other payables under the WSA as described below.

Pursuant to the third amendment to the WSA, GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, the Company agreed to pay GF a fee of $320 million. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD A-Series APU products that are commonly referred to as “processors in a box” and for PC workstation products. The Company has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s estimated liability for product warranty during the years ended December 28, 2013 and December 29, 2012 are as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Beginning balance	$16	$20
New warranties issued during the period	27	28
Settlements during the period	(25)	(30)
Changes in liability for pre-existing warranties during the period, including expirations	(1)	(2)
Ending balance	$17	$16

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

Securities Class Action

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired AMD common stock during the period October 27, 2011 through October 28, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for AMD’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. Based upon information presently known to the Company’s management, the Company believes that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Other Legal Matters

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 18:	Restructuring

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involves a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The Company recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million, which was primarily comprised of employee severance. Substantially all of the restructuring expense is related to severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2013, the Company incurred costs of $11 million related to facility consolidation and site closures, which were partially offset by the release of estimated employee related severance costs of $5 million. The 2012 restructuring plan was completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a restructuring plan to strengthen its competitive positioning, implement a more competitive cost structure and conduct a workforce rebalancing to better address faster growing market segments. The plan included a reduction of the Company’s global workforce by approximately 13% and contract and program terminations. The Company recorded a $100 million restructuring charge in the fourth quarter of 2011, which consisted of $54 million for severance and costs related to the continuation of certain employee benefits, $45 million for contract or program termination costs and $1 million for asset impairments. In 2012, the Company recorded an additional $8 million for severance and costs related to the continuation of certain employee benefits. The plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during 2013 and 2012 and the related liabilities recorded in “Accrued and other current liabilities” on the Company’s consolidated balance sheets remaining as of December 28, 2013:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 31, 2011	$22	$45	$67
Charges	95	5	100
Cash payments	(76)	(29)	(105)
Non-cash charges (reversals), net	—	(4)	(4)
Balance at December 29, 2012	41	17	58
Charges (reversals), net	(5)	11	6
Cash payments	(33)	(21)	(54)
Balance at December 28, 2013	$3	$7	$10

2008 Restructuring Plan

In 2011, the Company reversed approximately $2 million of costs associated with the 2008 restructuring plan because the actual restoration costs for vacated facilities were lower than previously estimated.

The following table provides a summary of each major type of cost associated with the 2012, 2011 and 2008 restructuring plans through December 28, 2013:

	2013	2012	2011
	(In millions)
Severance and benefits charges (reversals), net	$(5)	$95	$54
Contract or program termination charges	—	—	45
Asset impairments	—	4	1
Facility consolidation and closure charges (reversals), net	11	1	(2)
Total	$6	$100	$98

NOTE 19:	Hedging Transactions and Derivative Financial Instruments

The following table shows the amount of gain (loss) included in accumulated other comprehensive loss, the amount of gain (loss) reclassified from accumulated other comprehensive loss and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to contracts not designated as hedging instruments, which was allocated in the consolidated statement of operations:

	2013	2012
	(In millions)

Foreign Currency Forward Contracts

Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(3)	$2
Research and development	(2)	—
Marketing, general and administrative	(1)	—
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$1

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued and other current liabilities should these contracts be in a loss position. These amounts were recorded in the consolidated balance sheets as follows:

	December 28, 2013	December 29, 2012
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(3)	$—
Contracts not designated as hedging instruments	$(1)	$—

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of December 28, 2013 and December 29, 2012, the notional value of the Company’s outstanding foreign currency forward contracts was $124 million and $142 million, respectively. All the contracts mature within 12 months, and upon maturity, the amounts recorded in accumulated other comprehensive loss are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of December 28, 2013, the Company’s outstanding contracts were in a net loss position of $4 million. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of December 28, 2013, the Company was not required to post any collateral.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 28, 2013 and December 29, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 of Advanced Micro Devices, Inc., and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 18, 2014

Supplementary Financial Information

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2013 and 2012 consisted of 13 weeks.

	(In millions, except per share amounts)
	2013				2012
	Dec. 28	Sep. 28	Jun. 29	Mar. 30	Dec. 29	Sep. 29	Jun. 30	Mar. 31
Net revenue	$1,589	$1,461	$1,161	$1,088	$1,155	$1,269	$1,413	$1,585
Cost of sales (1)	1,036	940	702	643	977	877	775	1,558
Gross margin	553	521	459	445	178	392	638	27
Research and development	293	288	308	312	313	328	345	368
Marketing, general and administrative	169	155	171	179	193	188	212	230
Amortization of acquired intangible assets	4	5	4	5	4	4	4	1
Restructuring and other special charges (gains), net (2)	—	(22)	5	47	90	3	—	8
Legal settlements (4)	(48)	—	—	—	—	—	—	—
Operating income (loss)	135	95	(29)	(98)	(422)	(131)	77	(580)
Interest income	1	1	2	1	2	2	2	2
Interest expense	(44)	(47)	(42)	(44)	(45)	(44)	(43)	(43)
Other income (expense), net	(2)	2	(2)	(3)	(4)	16	(5)	(1)
Income (loss) before income taxes	90	51	(71)	(144)	(469)	(157)	31	(622)
Provision (benefit) for income taxes (3)	1	3	3	2	4	—	(6)	(32)
Net income (loss)	89	48	(74)	(146)	(473)	(157)	37	(590)
Net income (loss) per share
Basic	$0.12	$0.06	$(0.10)	$(0.19)	$(0.63)	$(0.21)	$0.05	$(0.80)
Diluted	$0.12	$0.06	$(0.10)	$(0.19)	$(0.63)	$(0.21)	$0.05	$(0.80)
Shares used in per share calculation
Basic	759	757	752	749	747	745	739	734
Diluted	766	764	752	749	747	745	755	734

(1)

During the first quarter of 2012, the Company recorded a charge related to the limited waiver of exclusivity from GF of $703 million. During the third quarter of 2012, the Company recorded a $100 million inventory write-down as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano.” During the fourth quarter of 2012, the Company recorded a lower of cost or market charge of $273 million related to GF’s waiver of a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012.

(2)

During the third quarter of 2013, the Company recorded a $17 million gain on sale of a light industrial building in Singapore, and $5 million gain on sale of an office building in Austin, Texas. In the second quarter of 2013, the Company incurred costs of $11 million related to facility consolidation and site closures, partially offset by the release of employee severance costs of $5 million. During the first quarter of 2013, the Company recorded a $52 million charge on sale of land and office buildings in Austin, Texas and a $6 million gain on sale of an office building in Markham, Ontario, Canada. During the fourth quarter of 2012, the Company implemented restructuring plans and incurred net restructuring charges of $90 million, which primarily included severance and related employee benefits.

(3)	During the first quarter of 2012, the Company recorded an income tax provision benefit of $32 million relating to the SeaMicro acquisition.
(4)

During the fourth quarter of 2013, the Company entered into licenses and settlements regarding patent-related matters, for which we received in aggregate $48 million in net cash, which the Company recorded as gain in operating expense.

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

As of December 28, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the 1992 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2013 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2013, which is included in Part II, Item 8, above.

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

The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2014 annual meeting of stockholder (our 2014 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Web Site Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Directors’ Compensation and Benefits” (including “2013 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2013 Summary Compensation Table,” “2013 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Grants of Plan-Based Awards in 2013” and “Option Exercises and Stock Vested in 2013”) and “Severance and Change in Control Arrangements” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2014 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2014 Proxy Statement, our 2014 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2014 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of AMD are set forth in Item 8 of this Annual Report on Form 10-K.

Other than Schedule II, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or related notes.

2.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., dated May 8, 2007, filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is hereby incorporated by reference.

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on July 30, 2009, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated July 30, 2009, are hereby incorporated by reference.

4.1	AMD hereby agrees to file on request of the SEC a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.2	Indenture governing 6.00% Convertible Senior Notes due 2015, including the Form of 6.00% Senior Note due 2015, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated April 27, 2007, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.3	Indenture governing 8.125% Senior Notes due 2017, including the Form of 8.125% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated November 30, 2009, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated November 30, 2009, is hereby incorporated by reference.

4.4	Indenture governing 7.75% Senior Notes due 2020, including the Form of 7.75% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated August 4, 2010, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 4, 2010, is hereby incorporated by reference.

4.5	Indenture governing 7.50% Senior Notes due 2022, including the Form of 7.50% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated as of August 15, 2012, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 15, 2012, is hereby incorporated by reference.

*10.1	1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.2	1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.3	2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference

*10.4	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.1 to AMD’s Registration Statement on Form S-8 filed with the SEC on July 19, 2013, is hereby incorporated by reference

*10.5	2011 Executive Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended April 2, 2011, is hereby incorporated by reference.

*10.6	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

*10.7	ATI Technologies Inc. Share Option Plan, as amended effective January 25, 2005, filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 filed with the SEC on October 30, 2006, is hereby incorporated by reference.

*10.8	SeaMicro, Inc. Amended and Restated 2007 Equity Incentive Plan, filed as Exhibit 10.1 on AMD’s Registration Statement on Form S-8, filed with the SEC on March 23, 2012, is hereby incorporated by reference.

*10.9	AMD’s U.S. Stock Option Program for Options Granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.10	AMD’s Stock Option Program for Employees Outside the U.S. for Options Granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.11	AMD’s U.S. Stock Option Program for Options Granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.12	Form of Stock Option Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.13	Form of Stock Option Agreement (Non-U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.14	Form of Stock Option Agreement (U.S. Senior Vice Presidents and Above) under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.15	Form of Stock Option Agreement (Non-U.S. Senior Vice Presidents and Above) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.16	Form of Restricted Stock Unit Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

*10.17	Form of Restricted Stock Unit Agreement (Non-U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.18	Form of Restricted Stock Unit Agreement (U.S. Senior Vice Presidents and Above) under the 2004 Equity Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.19	Form of Restricted Stock Unit Agreement (Non-U.S. Senior Vice Presidents and Above) under the 2004 Equity Plan, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.20	Form of Performance-Based Restricted Stock Unit Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2013, is hereby incorporated by reference.

*10.21	Outside Director Equity Compensation Policy, amended and restated as of October 20, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, is hereby incorporated by reference.

*10.22	AMD Executive Severance Plan and Summary Plan Description for Senior Vice Presidents, effective June 1, 2013, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 7, 2013, is hereby incorporated by reference.

*10.23	Guidelines for Business Aircraft Usage And Commercial Travel By Personal Guests, revised as of May 16, 2013, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2013, is hereby incorporated by reference.

*10.24	AMD Deferred Income Account Plan, as amended and restated, effective January 1, 2008, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.25	Amendment No. 1 to the AMD Deferred Income Account Plan, as amended and restated, effective July 1, 2012, filed as Exhibit 10.16(a) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

*10.26	Form of Indemnity Agreement, between Advanced Micro Devices, Inc. and its officers and directors, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.27	Form of Management Continuity Agreement, as amended and restated, filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.28	Form of Change in Control Agreement, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, is hereby incorporated by reference.

*10.29	Amended and Restated Management Continuity Agreement, between Advanced Micro Devices, Inc. and Devinder Kumar, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.30	Executive Resignation Agreement and General Release, between Advanced Micro Devices, Inc., its subsidiaries, joint ventures or other affiliates and Emilio Ghilardi, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated April 30, 2012, is hereby incorporated by reference.

*10.31	Employment Agreement, between Rory P. Read and Advanced Micro Devices, Inc., effective August 25, 2011, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 25, 2011, is hereby incorporated by reference.

*10.32	Relocation Expenses Agreement, between Advanced Micro Devices, Inc. and Rory P. Read, dated September 8, 2011, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.33	Sign-On Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.34	Sign-On Performance Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.35	Special Sign-On Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.36	Sign-On Stock Option Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.37	Sign-On Performance Stock Option Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011 filed, as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.38	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.39	Offer Letter, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.40	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Dr. Lisa Su, dated December 14, 2011, filed as Exhibit 10.64 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.41	Offer Letter, between Advanced Micro Devices, Inc. and Dr. Lisa Su, dated December 14, 2011, filed as Exhibit 10.65 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.42	Summary of Terms for John Byrne, Senior Vice President, Chief Sales Officer, dated August 6, 2012, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.43	Special Retention Bonus Award to John Byrne, dated October 25, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

10.44	Stock Purchase Agreement, between West Coast Hitech L.P. and Advanced Micro Devices, Inc., dated as of November 15, 2007, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.45	Master Transaction Agreement, among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P., dated October 6, 2008, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

10.46	Amendment to Master Transaction Agreement, among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P., dated December 5, 2008, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.47	Wafer Supply Agreement, among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US, Inc., dated March 2, 2009, filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.48	Wafer Supply Agreement Amendment No. 1, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore. Pte. Ltd., dated March 29, 2011, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the period ended April 2, 2011, is hereby incorporated by reference.

**10.49	Wafer Supply Agreement Amendment No. 2, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC and ATIC International Investment Company LLC, dated March 4, 2012, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is hereby incorporated by reference.

**10.50	Wafer Supply Agreement Amendment No. 3, among Advanced Micro Devices, Inc., GlOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 6, 2012, filed as Exhibit 10.34(c) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

10.51	Settlement Agreement, between Advanced Micro Devices, Inc. and Intel Corporation, dated November 17, 2009, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

**10.52	Patent Cross License Agreement, between Advanced Micro Devices, Inc. and Intel Corporation filed, dated November 11, 2009, as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.53	Registration Rights Agreement, between Advanced Micro Devices, Inc. and J.P. Morgan Securities LLC, dated August 15, 2012, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 15, 2012, is hereby incorporated by reference.

10.54	Loan and Security Agreement, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., the financial institutions party thereto from time to time as lenders and Bank of America, N.A., dated November 12, 2013, filed as Exhibit 1.01 to AMD’s Current Report on Form 8-K dated November 12, 2013, is hereby incorporated by reference.

10.55	Lease Agreement, between AMD and Delaware Chip LLC, dated December 22, 1998, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

*10.56	Agreement of Purchase and Sale, between Advanced Micro Devices, Inc. and 7171 Southwest Parkway Holdings, LP, effective March 11, 2013, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

*10.57	Sublease Agreement, between Lantana HP, LTD and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

*10.58	Master Landlord’s Consent to Sublease, between 7171 Southwest Parkway Holdings, L.P., Lantana HP, Ltd. and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

*10.59	Lease Agreement, between 7171 Southwest Parkway Holdings, L.P. and Lantana HP, Ltd., dated March 26, 2013, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

21	List of AMD subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

Exhibit Number	Description of Exhibits

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the SEC.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2014	ADVANCED MICRO DEVICES, INC.

	By:	/S/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RORY P. READ Rory P. Read	President and Chief Executive Officer (Principal Executive Officer), Director	February 18, 2014

/s/ DEVINDER KUMAR Devinder Kumar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2014

* W. Michael Barnes	Director	February 18, 2014

* John E. Caldwell	Director	February 18, 2014

* Henry WK Chow	Director	February 18, 2014

* Bruce L. Claflin	Chairman of the Board	February 18, 2014

* Nicholas M. Donofrio	Director	February 18, 2014

* H. Paulett Eberhart	Director	February 18, 2014

* Martin L. Edelman	Director	February 18, 2014

* John R. Harding	Director	February 18, 2014

* Ahmed Yahia	Director	February 18, 2014

*By:	/s/ DEVINDER KUMAR
Devinder Kumar, Attorney-in-Fact

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 31, 2011, December 29, 2012 and December 28, 2013

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 31, 2011	$4	$(1)	$(1)	$2
December 29, 2012	$2	$—	$—	$2
December 28, 2013	$2	$(2)	$—	$—

(1)	Accounts written off