Form 10-Q
period 2014-03-29
ADVANCED MICRO DEVICES INC
filed 2014-05-01
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of April 28, 2014: 762,041,883

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions, except per share amounts)
Net revenue	$1,397	$1,088
Cost of sales	910	643

Gross margin	487	445
Research and development	279	312
Marketing, general and administrative	156	179
Amortization of acquired intangible assets	3	5
Restructuring and other special charges, net	—	47

Operating income (loss)	49	(98)
Interest income	1	1
Interest expense	(47)	(44)
Other expense, net	(21)	(3)

Loss before income taxes	(18)	(144)
Provision for income taxes	2	2

Net loss	$(20)	$(146)

Net loss per share
Basic	$(0.03)	$(0.19)
Diluted	$(0.03)	$(0.19)
Shares used in per share calculation:
Basic	761	749
Diluted	761	749

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions)
Net loss	$(20)	$(146)

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized losses arising during the period, net of tax effects of $0 and $(1)	(3)	(1)
Reclassification adjustment for losses realized and included in net loss, net of tax effects of zero	2	—

Total other comprehensive loss	(1)	(1)

Total comprehensive loss	$(21)	$(147)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 29, 2014	December 28, 2013*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$554	$869
Marketable securities	348	228
Accounts receivable, net of allowances of $0 and $0	840	832
Inventories, net	869	884
Prepaid expenses and other current assets	79	71

Total current assets	2,690	2,884
Long-term marketable securities	80	90
Property, plant and equipment, net	337	346
Acquisition related intangible assets, net	75	78
Goodwill	553	553
Other assets	373	386

Total assets	$4,108	$4,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$60	$60
Accounts payable	483	519
Payable to GLOBALFOUNDRIES	213	364
Accrued and other current liabilities	482	530
Deferred income on shipments to distributors	146	145

Total current liabilities	1,384	1,618
Long-term debt	2,078	1,998
Other long-term liabilities	135	177
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 29, 2014 and December 28, 2013; shares issued: 772 shares on March 29, 2014 and 735 shares on December 28, 2013; shares outstanding: 762 shares on March 29, 2014 and 725 shares on December 28, 2013	8	7
Additional paid-in capital	6,883	6,894
Treasury stock, at cost (10 shares on March 29, 2014 and December 28, 2013)	(114)	(112)
Accumulated deficit	(6,263)	(6,243)
Accumulated other comprehensive loss	(3)	(2)

Total stockholders’ equity	511	544

Total liabilities and stockholders’ equity	$4,108	$4,337

*	Amounts were derived from the December 28, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In millions)
Cash flows from operating activities:
Net loss	$(20)	$(146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	66
Net loss on disposals of property, plant and equipment	—	48
Deferred income taxes	—	1
Stock-based compensation expense	23	24
Non-cash interest expense	6	6
Loss on debt redemptions	15	—
Other	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(8)	(14)
Inventories	14	(52)
Prepaid expenses and other assets	(8)	(1)
Payable to GLOBALFOUNDRIES	(151)	(74)
Accounts payable, accrued liabilities and other	(124)	(12)

Net cash used in operating activities	(204)	(155)

Cash flows from investing activities:
Purchases of available-for-sale securities	(310)	(361)
Purchases of property, plant and equipment	(21)	(20)
Proceeds from sales and maturities of available-for-sale securities	200	250
Proceeds from sale of property, plant and equipment	—	178

Net cash provided by (used in) investing activities	(131)	47

Cash flows from financing activities:
Proceeds from issuance of common stock	1	1
Proceeds from borrowings, net	589	—
Repayments of long-term debt and capital lease obligations	(569)	(1)
Other	(1)	—

Net cash provided by financing activities	20	—

Net decrease in cash and cash equivalents	(315)	(108)

Cash and cash equivalents at beginning of period	869	549

Cash and cash equivalents at end of period	$554	$441

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter March 29, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 29, 2014 and March 30, 2013 each consisted of 13 weeks.

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

Fourth Amendment to Wafer Supply Agreement. On March 30, 2014, the Company entered into a fourth amendment to the WSA. The primary effect of the fourth amendment was to establish volume purchase commitments and fixed pricing for the 2014 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of the Company’s microprocessor, graphics processor and semi-custom game console products to be delivered by GF to the Company during the 2014 calendar year.

The Company’s total purchases from GF related to wafer manufacturing and research and development activities in the first quarter of 2014 and the first quarter of 2013 were $260 million and $269 million, respectively.

The Company currently estimates that its wafer purchase obligation from GF under the fourth amendment to the WSA will be $1.2 billion for the 2014 calendar year. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond December 31, 2014, but it expects that its future purchases from GF will continue to be material.

GF is a related party of the Company because GF is affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder.

NOTE 3. Debt

6.75% Senior Notes Due 2019

On February 26, 2014, the Company issued $600 million of 6.75% Senior Notes due 2019 (6.75% Notes). The 6.75% Notes are general unsecured senior obligations of the Company. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. The 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between the Company and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before March 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 6.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 106.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time (which may be more than once) before March 1, 2019, the Company may redeem some or all of the 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

Holders have the right to require the Company to repurchase all or a portion of its 6.75% Notes in the event that the Company undergoes a change of control, as defined in the 6.75% Indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 6.75% Indenture) may result in the acceleration of the maturity of the 6.75% Notes.

The 6.75% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries, to:

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

The 6.75% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.75% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the 6.75% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so.

6.00% Convertible Senior Notes Due 2015

During the first quarter of 2014, the Company repurchased $64 million in aggregate principal amount of its 6.00% Convertible Senior Notes Due 2015 (6.00% Notes) in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, the Company repurchased a portion of its 6.00% Notes through a partial tender offer. The Company repurchased $423 million aggregate principal amount of the 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchases of the 6.00% Notes. As of March 29, 2014, the outstanding aggregate principal amount of the 6.00% Notes was $42 million and the remaining carrying value was $41 million, net of a debt discount of $1 million.

8.125% Senior Notes Due 2017

During the first quarter of 2014, the Company repurchased $48 million in aggregate principal amount of its 8.125% Senior Notes Due 2017 (8.125% Notes) pursuant to a partial tender offer for $51 million, which included payment of accrued and unpaid interest of $1 million. The Company incurred a total loss of $5 million in connection with the foregoing repurchase of the 8.125% Notes. As of March 29, 2014, the outstanding aggregate principal amount of the 8.125% Notes was $452 million and the remaining carrying value was $427 million, net of a debt discount of $25 million.

The agreements governing the Company’s 6.00% Notes, 8.125% Notes, 6.75% Notes, 7.75% Senior Notes due 2020 and 7.50% Senior Notes due 2022 and the Company’s senior secured asset based line of credit for a principal amount of up to $500 million (Secured Revolving Line of Credit) contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

NOTE 4. Supplemental Balance Sheet Information

Inventories

	March 29, 2014	December 28, 2013
	(In millions)
Raw materials	$29	$30
Work in process	650	727
Finished goods	190	127

Total inventories, net	$869	$884

Property, Plant and Equipment

	March 29, 2014	December 28, 2013
	(In millions)
Land and land improvements	$4	$3
Buildings and leasehold improvements	252	246
Equipment	1,446	1,466
Construction in progress	23	18

	1,725	1,733
Accumulated depreciation and amortization	(1,388)	(1,387)

Total property, plant and equipment, net	$337	$346

Other Assets

	March 29, 2014	December 28, 2013
	(In millions)
Software technology and licenses	$260	$280
Other	113	106

Total other assets	$373	$386

Accrued and Other Current Liabilities

	March 29, 2014	December 28, 2013
	(In millions)
Accrued compensation and benefits	$128	$186
Marketing programs and advertising expenses	143	150
Software technology and licenses payable	56	27
Other accrued and current liabilities	155	167

Total accrued and other current liabilities	$482	$530

NOTE 5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding and shares issuable upon exercise of a warrant issued by the Company to WCH, in connection with the GF transaction in 2009. On March 7, 2014, the Company issued 34,906,166 shares of common stock pursuant to the cashless exercise in full by WCH of its warrant to purchase up to 35,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. As a result, the warrant is no longer outstanding. The issuance of the common stock did not have any effect on basic and dilutive earnings per share amounts because the full 35,000,000 shares of common stock issuable to WCH had already been included in the denominator for calculating basic and dilutive earnings per share for all periods presented.

Diluted net income per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock and restricted stock units.

The following table sets forth the components of basic and diluted income (loss) per share:

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(20)	$(146)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	761	749
Net loss per share:
Basic	$(0.03)	$(0.19)
Diluted	$(0.03)	$(0.19)

Potential shares from employee stock options, restricted stock and restricted stock units totaling 45 million were not included in the net loss per share calculation for the first quarter of 2014 because their inclusion would have been anti-dilutive.

Potential shares from employee stock options, restricted stock and restricted stock units totaling 56 million were not included in the net loss per share calculation for the first quarter of 2013 because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

Financial instruments measured and recorded at fair value on a recurring basis as of March 29, 2014 and December 28, 2013 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
March 29, 2014
Cash	$285	$285	$—	$—
Level 1 (1)(2)
Money market funds	$18	$14	$—	$4

Total level 1	$18	$14	$—	$4

Level 2 (2)(3)
Commercial paper	$603	$255	$348	$—
Corporate bonds	76	—	—	76

Total level 2	$679	$255	$348	$76

Total	$982	$554	$348	$80

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
December 28, 2013
Cash	$429	$429	$—	$—
Level 1 (1)(2)
Money market funds	$21	$19	$—	$2

Total level 1	$21	$19	$—	$2

Level 2 (2)(3)
Commercial paper	$599	$421	$178	$—
Time deposit	50	—	50	—
Corporate bonds	88	—	—	88

Total level 2	$737	$421	$228	$88

Total	$1,187	$869	$228	$90

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.
(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 29, 2014 or the year ended December 28, 2013.
(3)	The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments are valued using broker reports that utilize a third-party professional pricing service that gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validates, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long term investments against the fair values of the portfolio balances of another third-party professional’s pricing service, other than that utilized by the brokers, that use a similar technique as the brokers to derive pricing as described above.

Available-for-sale securities held by the Company as of March 29, 2014 and December 28, 2013 consisted of money market funds, commercial paper, time deposits, corporate bonds and mutual funds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

In addition to those amounts presented above, at March 29, 2014 and December 28, 2013, the Company had $18 million of available-for-sale investments in money market funds used as collateral for leased buildings and letters of credit deposits, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.

Also in addition to those amounts presented above, at March 29, 2014 and December 28, 2013, the Company had $13 million and $14 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during the quarter ended March 29, 2014.

At March 29, 2014 and December 28, 2013, $80 million and $90 million, respectively, of investments were classified as long-term marketable securities. The Company’s intent is to hold such investments for greater than one year, and the Company does not intend to use them in current operations. As a result of narrowing investment yields, the Company will continue to re-evaluate its investment strategy related to amounts designated as long-term as such investments mature.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of March 29, 2014 were within one year, except those for certain long-term marketable securities. The Company’s long-term marketable securities currently consist of corporate bonds and money market funds. The corporate bonds have maximum stated maturities of two years, and the Company intends to invest the money market funds into corporate bonds with maturities greater than one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis. The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 29, 2014		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$55	$55	$55	$55
Long-term debt (excluding capital leases)	$2,068	$2,132	$1,986	$2,132

The fair value of the Company’s short-term and long-term debt that are Level 2 financial instruments was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

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

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive loss	$(1)	$(2)
Research and development	(1)	—
Marketing, general and administrative	(1)	—
Contracts not designated as hedging instruments
Other expense, net	$(1)	$(1)

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

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued and other current liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	March 29, 2014	December 28, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(4)	$(3)
Contracts not designated as hedging instruments	$—	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of March 29, 2014 and December 28, 2013, the notional values of the Company’s outstanding foreign currency forward contracts were $118 million and $124 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of March 29, 2014, the Company’s outstanding contracts were in a net loss position of $4 million. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of March 29, 2014, the Company was not required to post any collateral.

NOTE 7. Income Taxes

In the first quarter of 2014, the Company recorded an income tax provision of $2 million due to foreign taxes in profitable locations.

In the first quarter of 2013, the Company recorded an income tax provision of $2 million due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $1 million of tax benefits from Canadian co-op credits and the monetization of U.S. tax credits.

As of March 29, 2014, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at March 29, 2014, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $1 million during the first quarter of 2014 due to an increase in Canadian tax credits. The total gross unrecognized tax benefits as of March 29, 2014 were $53 million. As of March 29, 2014, the Company recognized $2 million of previously unrecognized tax benefits available to offset $2 million of tax liabilities. There were no material changes to accrued interest or penalties in the first quarter of 2014.

The Company currently expects to reduce its unrecognized tax benefits by $31 million primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

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

The Company uses the following two reportable segments:

•

the Computing Solutions segment, which primarily includes x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which primarily includes graphics processing units (GPU), including professional graphics, semi-custom System-on-Chip (SOC) products, development services and technology for game consoles.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, net restructuring and other special charges and workforce rebalancing severance charges. The Company also reported the results of former businesses in the All Other category because the operating results were not material.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions)
Net revenue:
Computing Solutions	$663	$751
Graphics and Visual Solutions	734	337

Total net revenue	$1,397	$1,088

Operating income (loss):
Computing Solutions	$(3)	$(39)
Graphics and Visual Solutions	91	16
All Other	(39)	(75)

Total operating income (loss)	$49	$(98)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions)
Cost of sales	$1	$2
Research and development	12	13
Marketing, general and administrative	10	9

Stock-based compensation expense, net of tax of $0	$23	$24

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value employee stock options are as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
Expected volatility	55.03%	60.97%
Risk-free interest rate	1.06%	0.61%
Expected dividends	0.00%	0.00%
Expected life	3.86 years	3.83 years

For the quarters ended March 29, 2014 and March 30, 2013, the Company granted 60,000 and 1,327,000, respectively, employee stock options with weighted average grant date fair values per share of $1.62 and $1.17, respectively.

Restricted Stock and Restricted Stock Units

For the quarters ended March 29, 2014 and March 30, 2013, the Company granted 480,000 and 2,447,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.80 and $2.69, respectively.

NOTE 10. Commitments and Contingencies

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and AMD APU products that are commonly referred to as “processors in a box” and for PC workstations products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s estimated liability for product warranty during the quarters ended March 29, 2014 and March 30, 2013 were as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
	(In millions)
Beginning balance	$17	$16
New warranties issued	8	6
Settlements	(9)	(6)
Changes in liability for pre-existing warranties, including expirations	2	(2)

Ending balance	$18	$14

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

Contingencies

Securities Litigation

On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding the Company’s 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company’s common stock during the period. Based upon information presently known to the Company’s management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period October 27, 2011 through October 28, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. Based upon information presently known to the Company’s management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive loss by component for the quarters ended March 29, 2014 and March 30, 2013.

	Quarter Ended
	March 29, 2014			March 30, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	1	$(3)	$(2)	—	$(3)	$(3)
Unrealized losses arising during the period, net of tax effects	—	(3)	(3)	—	(1)	(1)
Reclassification adjustment for losses realized and included in net loss, net of tax effects	—	2	2	—	—	—

Total other comprehensive loss	—	(1)	(1)	—	(1)	(1)

Ending balance	1	$(4)	$(3)	—	$(4)	$(4)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; sales patterns of our semi-custom System-on-Chip products for game consoles; consumer PC market conditions; the success of our transformation strategy; our ability to transform our business to attain approximately 50% of revenue from high-growth markets by the end of 2015; the level of international sales as compared to total sales; our ability to reduce our unrecognized tax benefits over the next twelve months; that our cash, cash equivalents and marketable securities, including long-term marketable securities, balances and available external financing will be sufficient to fund our operations including capital expenditures over the next twelve months; our ability to obtain sufficient external financing on favorable terms, or at all; our dependence on a small number of customers; our hedging strategy; and our expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third-party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF’s microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions do not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 33 and the “Financial Condition” section beginning on page 25 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Opteron, Radeon, FirePro and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Sony is a trademark of Sony Corporation. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 28, 2013 and December 29, 2012, and for each of the three years in the period ended December 28, 2013 as filed in our Annual Report on Form 10-K for the year ended December 28, 2013.

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•	graphics processing units (GPU), including professional graphics, semi-custom System-on-Chip (SOC) products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries, including a discussion of our results of operations for the quarter ended March 29, 2014 compared to the quarter ended December 28, 2013 and the quarter ended March 30, 2013, an analysis of changes in our financial condition and a discussion of our contractual obligations. References in this report to “us,” “our” or “AMD” include these consolidated operating results.

Our financial results for the first quarter of 2014 demonstrate our continued financial and operational discipline as we focused on executing our three-phase transformation plan to restructure, accelerate and transform AMD’s business. Net revenue for the first quarter of 2014 was $1.4 billion, a 28% increase from the first quarter of 2013 and a 12% decrease compared to the fourth quarter of 2013. Our operating income for the first quarter of 2014 was $49 million, compared to operating loss of $98 million in the first quarter of 2013 and operating income of $135 million in the fourth quarter of 2013. During the first quarter of 2014, we continued to manage our operating expenses, which were $438 million in the first quarter of 2014, compared to $418 million in the fourth quarter of 2013. Operating expenses in the first quarter of 2014 included the impact of workforce rebalancing severance charges of $14 million associated with the reduction of our global workforce as part of our transformation plan.

During the first quarter of 2014, we continued to focus on the third phase of our transformation plan to attain approximately 50% of revenue from high-growth adjacent markets by the end of 2015. We launched a number of new products including the AMD Embedded Radeon™ E8860 GPU, designed to provide immersive graphics and enhanced parallel compute capabilities for embedded applications, such as gaming machines, digital signage and medical imaging. Also, during the first quarter of 2014, we began sampling the AMD Opteron™ A1100 Series, our first 64-bit ARM-based server processor based on 28 nanometer technology. In the first quarter of 2014, we introduced the AMD FirePro™ W9100 professional graphics cards for next-generation workstations with ultra-high resolution and multi-display capabilities. We also launched our AMD A-Series APU, codenamed “Kaveri,” our newest performance APU in the first quarter of 2014.

We continued to focus on our balance sheet during the first quarter of 2014. Cash, cash equivalents and marketable securities, including long-term marketable securities, as of the end of the first quarter of 2014 were $982 million, compared to $1.2 billion as of the end of the fourth quarter of 2013. The decrease was primarily due to the final $200 million cash payment to GLOBALFOUNDRIES Inc. (GF) related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012. Long-term debt, excluding capital leases, as of the end of the first quarter of 2014 was $2.1 billion, an increase from $2.0 billion as of the end of the fourth quarter of 2013. During the first quarter of 2014, we repurchased $64 million in aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, we repurchased a portion of our 6.00% Notes and our 8.125% Senior Notes due 2017 (8.125% Notes) through partial cash tender offers. We repurchased $423 million aggregate principal amount of our 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. We repurchased $48 million aggregate principal amount of our 8.125% Notes for $51 million in cash, which included payment of accrued and unpaid interest of $1 million. To fund these tender offer repurchases, we used a portion of the net proceeds of $589 million from the issuance and sale of $600 million of our 6.75% Senior Notes due 2019 (6.75% Notes).

GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GF.

Third Amendment to Wafer Supply Agreement. On December 6, 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified the wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for its microprocessor and APU products to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

Fourth Amendment to Wafer Supply Agreement. On March 30, 2014, we entered into a fourth amendment to the WSA. The primary effect of the fourth amendment was to establish volume purchase commitments and fixed pricing for the 2014 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of our microprocessor, graphics processor and semi-custom game console products to be delivered by GF to us during the 2014 calendar year.

Our total purchases from GF related to wafer manufacturing and research and development activities in the first quarter of 2014 and the first quarter of 2013 were $260 million and $269 million, respectively.

We currently estimate that the wafer purchase obligation from GF under the fourth amendment to the WSA will be $1.2 billion for the 2014 calendar year. We are not able to meaningfully quantify or estimate its purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

GF is a related party of us because GF is affiliated with West Coast Hitech L.P., our largest stockholder.

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

Management believes there have been no significant changes during the quarter ended March 29, 2014 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 28, 2013.

During our fourth quarter of 2014, we will perform an annual goodwill impairment analysis pursuant to our accounting policy. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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

We use the following two reportable segments:

•	the Computing Solutions segment, which primarily includes x86 microprocessors, as standalone devices or as incorporated as an APU, chipsets, embedded processors and dense servers; and

•	the Graphics and Visual Solutions segment, which primarily includes GPUs, including professional graphics, semi-custom SOC products, development services and technology for game consoles.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the operating segments because management does not consider these expenses and credits in evaluating the performance of the operating segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, net restructuring and other special charges, net gain from licenses and settlement agreements regarding patent-related matters and workforce rebalancing severance charges. We also reported the results of former businesses in the All Other category because the operating results were not material.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 29, 2014, December 28, 2013 and March 30, 2013 each consisted of 13 weeks.

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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Quarter Ended
	March 29, 2014	December 28, 2013	March 30, 2013
	(In millions)
Net revenue:
Computing Solutions	$663	$722	$751
Graphics and Visual Solutions	734	865	337
All Other	—	2	—

Total net revenue	$1,397	$1,589	$1,088

Operating income (loss):
Computing Solutions	$(3)	$(7)	$(39)
Graphics and Visual Solutions	91	121	16
All Other	(39)	21	(75)

Total operating income (loss)	$49	$135	$(98)

Computing Solutions

Computing Solutions net revenue of $663 million in the first quarter of 2014 decreased by 12% compared to net revenue of $751 million in the first quarter of 2013 as a result of a 20% decrease in unit shipments, partially offset by a 10% increase in average selling price. The decrease was primarily attributable to lower unit shipments of our microprocessors for desktop PCs due to challenging consumer PC market conditions and the increasing popularity of tablets as a consumer device of choice, lower unit shipments of our microprocessors for server products due to challenging market conditions and lower unit shipments of our chipset products due to chipsets being integrated into our APU products. The increase in average selling price was attributable to an increase in average selling price of our chipsets and server products.

Computing Solutions net revenue of $663 million in the first quarter of 2014 decreased by 8% compared to $722 million in the fourth quarter of 2013 as a result of a 13% decrease in unit shipments, partially offset by a 5% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors for desktop PCs, servers and chipset products, partially offset by higher unit shipments for notebooks. Unit shipments of our microprocessors products decreased in line with seasonal trends.

Computing Solutions operating loss was $3 million in the first quarter of 2014 compared to operating loss of $39 million in the first quarter of 2013. The improvement in operating results was primarily due to a $44 million decrease in cost of sales, a $40 million decrease in marketing, general and administrative expenses and a $40 million decrease in research and development expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the first quarter of 2014 compared to the first quarter of 2013. In addition, operating loss for the first quarter of 2014 included a $4 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $20 million benefit in operating loss for the first quarter of 2013. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating loss was $3 million in the first quarter of 2014 compared to operating loss of $7 million in the fourth quarter of 2013. The improvement in operating results was primarily due to a $31 million decrease in research and development expenses, a $16 million decrease in cost of sales and a $16 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the first quarter of 2014 compared to the fourth quarter of 2013. In addition, operating loss for the first quarter of 2014 included a $4 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $7 million benefit in operating loss for the fourth quarter of 2013. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions

Graphics and Visual Solutions net revenue of $734 million in the first quarter of 2014 increased by 118% compared to net revenue of $337 million in the first quarter of 2013. The increase was primarily due to an increase in net revenue received in connection with sales of our semi-custom SOC products, which we began shipping in the second quarter of 2013, and an increase in net revenue from sales of our GPU products, partially offset by a decrease in net revenue from game console royalties. Net revenue from sales of GPU products increased due to an increase in average selling price, partially offset by lower unit shipments. GPU average selling price increased due to improved product mix to higher end GPU products, and unit shipments decreased due to a decrease in unit shipments of our mobile products.

Graphics and Visual Solutions net revenue of $734 million in the first quarter of 2014 decreased by 15% compared to net revenue of $865 million in the fourth quarter of 2013, primarily as a result of a decrease in unit shipments and in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our semi-custom SOC products. Unit shipments of our semi-custom SOC products decreased in line with the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year.

Graphics and Visual Solutions operating income was $91 million in the first quarter of 2014 compared to operating income of $16 million in the first quarter of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $313 million increase in cost of sales and an $11 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to the commencement of unit shipments of our semi-custom SOC products in the second quarter of 2013. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions operating income was $91 million in the first quarter of 2014 compared to operating income of $121 million in the fourth quarter of 2013. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $9 million increase in research and development expenses, partially offset by a $109 million decrease in cost of sales. The decrease in cost of sales was primarily due to a decrease in unit shipments of our semi-custom SOC products in the first quarter of 2014 compared to the fourth quarter of 2013. Research and development expenses increased for the reasons set forth under “Expenses,” below.

All Other

All Other operating loss of $39 million in the first quarter of 2014 included stock-based compensation expense of $23 million, $3 million related to amortization of acquired intangible assets and $14 million related to workforce rebalancing severance charges. In the first quarter of 2014, workforce rebalancing charges were incurred as part of our ongoing transformation and diversification strategy.

All Other operating loss of $75 million in the first quarter of 2013 included net restructuring and other special charges of $47 million, stock-based compensation expense of $24 million and $5 million related to amortization of acquired intangible assets.

All Other operating income of $21 million in the fourth quarter of 2013 included a net benefit of $48 million from legal settlements offset by stock-based compensation expense of $24 million and $4 million related to amortization of acquired intangible assets. During the fourth quarter of 2013, we entered into licenses and settlements regarding patent-related matters, for which we received in aggregate $48 million in net cash, which we recorded as a gain in operating expense. In addition, we reported $2 million of net revenue pertaining to results from former businesses.

International Sales

International sales as a percentage of net revenue were 81% in the first quarter of 2014, 92% in the first quarter of 2013 and 77% in the fourth quarter of 2013. The decrease in international sales as a percentage of net revenue in the first quarter of 2014 and the fourth quarter of 2013 compared to the first quarter of 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SOC products. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 29, 2014	December 28, 2013	March 30, 2013
	(In millions except for percentages)
Cost of sales	$910	$1,036	$643
Gross margin	487	553	445
Gross margin percentage	35%	35%	41%
Research and development	279	293	312
Marketing, general and administrative	156	169	179
Amortization of acquired intangible assets	3	4	5
Restructuring and other special charges, net	—	—	47
Legal settlements, net	—	(48)	—
Interest income	1	1	1
Interest expense	(47)	(44)	(44)
Other expense, net	(21)	(2)	(3)
Provision for income taxes	2	1	2

Gross Margin

Gross margin as a percentage of net revenue was 35% in the first quarter of 2014 compared to 41% in the first quarter of 2013. Gross margin in the first quarter of 2014 was adversely impacted by the lower average gross margins in our Graphics and Visual Solutions segment primarily driven by lower margin semi-custom SOC products, which we began shipping in the second quarter of 2013. In addition, gross margin in the first quarter of 2013 included a $20 million benefit from sales of previously reserved inventory in the third quarter of 2012, which accounted for two gross margin percentage points as compared to $4 million in the first quarter of 2014 which had a less than one percentage point impact.

Gross margin as a percentage of net revenue of 35% in the first quarter of 2014 remained flat compared to gross margin as a percentage of net revenue in the fourth quarter of 2013. Gross margin in the first quarter of 2014 included a $4 million benefit from sales of previously reserved inventory in the third quarter of 2012, as compared to a similar $7 million benefit in the fourth quarter of 2013, which had a less than one percentage point impact on gross margin in both first quarter of 2014 and fourth quarter of 2013.

Expenses

Research and Development Expenses

Research and development expenses of $279 million in the first quarter of 2014 decreased by $33 million, or 11%, compared to $312 million in the first quarter of 2013. The decrease was primarily due to a $40 million decrease in research and development expenses attributable to our Computing Solutions segment as a result of a $37 million decrease in product engineering and design costs, partially offset by a $9 million increase related to workforce rebalancing severance charges recorded in the All Other category.

Research and development expenses of $279 million in the first quarter of 2014 decreased by $14 million, or 5%, compared to $293 million in the fourth quarter of 2013. The decrease was primarily due to a $31 million decrease in research and development expenses attributable to our Computing Solutions segment, partially offset by a $9 million increase in research and development expense attributable to our Graphics and Visual Solutions segment and a $9 million increase related to workforce rebalancing severance charges recorded in the All Other category. Research and development expenses attributable to our Computing Solutions segment decreased primarily due to a $30 million decrease in product engineering and design costs. Research and development expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $9 million increase in product engineering and design costs.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $156 million in the first quarter of 2014 decreased by $23 million, or 13%, compared to $179 million in the first quarter of 2013. The decrease was primarily due to a $40 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by an $11 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment and a $5 million increase related to workforce rebalancing severance charges recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $25 million decrease in sales and marketing activities and a $13 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $6 million increase in other general and administrative expense and a $4 million increase in sales and marketing activities.

Marketing, general and administrative expenses of $156 million in the first quarter of 2014 decreased by $13 million, or 8%, compared to $169 million in fourth quarter of 2013. The decrease was primarily due to a $16 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $5 million increase related to workforce rebalancing severance charges recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $19 million decrease in sales and marketing activities, partially offset by a $3 million increase in other general and administrative expenses.

Interest Expense

Interest expense of $47 million in the first quarter of 2014 increased by $3 million compared to $44 million in the first quarter of 2013 and the fourth quarter of 2013 primarily due to the timing of the issuance of new debt and repurchase of other debt.

Other Expense, Net

Other expense, net, of $21 million in the first quarter of 2014 compared to $3 million and $2 million of other expense, net, in the first quarter of 2013 and the fourth quarter of 2013, respectively, resulted primarily from a $15 million loss from debt repurchases during the first quarter of 2014 and fluctuations of foreign currency exchange rates.

Income Taxes

In the first quarter of 2014, we recorded an income tax provision of $2 million due to foreign taxes in profitable locations.

In the first quarter of 2013, we recorded an income tax provision of $2 million due to $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $1 million of Canadian co-op tax credits and the monetization of U.S. tax credits.

As of March 29, 2014, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at March 29, 2014, in our estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits increased by $1 million during the first quarter of 2014 due to an increase in Canadian tax credits. The total gross unrecognized tax benefits as of March 29, 2014 were $53 million. As of March 29, 2014, we recognized $2 million of previously unrecognized tax benefits available to offset $2 million of tax liabilities. There were no material changes to accrued interest or penalties in the first quarter of 2014.

We expect to reduce our unrecognized tax benefits by $31 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Quarter Ended
	March 29, 2014	December 28, 2013	March 30, 2013
	(In millions)
Cost of sales	$1	$1	$2
Research and development	12	13	13
Marketing, general and administrative	10	10	9

Stock-based compensation expense, net of tax of $0	$23	$24	$24

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $23 million in the first quarter of 2014 was mostly flat as compared to $24 million in the first quarter of 2013 and fourth quarter of 2013.

FINANCIAL CONDITION

Liquidity

As of March 29, 2014, our cash, cash equivalents and marketable securities, including long-term marketable securities, of $982 million were lower compared to $1.2 billion as of December 28, 2013. The decrease was primarily due to the final $200 million cash payment related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012. We also used cash of $21 million for purchases of property, plant and equipment. The percentage of cash, cash equivalents and marketable securities, including long-term marketable securities, held domestically was 93% as of March 29, 2014.

Our debt and capital lease obligations as of March 29, 2014 were $2.14 billion, which reflected a debt discount adjustment of $26 million on our 6.00% Notes and 8.125% Notes. During the first quarter of 2014, we issued $600 million of 6.75% Notes. We also repurchased $423 million in aggregate principal amount of our 6.00% Notes pursuant to a partial tender offer for $460 million in cash, $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million and $48 million in aggregate principal amount of our 8.125% Notes pursuant to a partial tender offer for $51 million in cash.

With available external financing, we believe our cash, cash equivalents and marketable securities, including long-term marketable securities, balance will be sufficient to fund operations, including capital expenditures, over the next twelve months.

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

Operating Activities

Net cash used in operating activities was $204 million in the first quarter of 2014. A net loss of $20 million in the first quarter of 2014 was adjusted for non-cash charges consisting primarily of $53 million of depreciation and amortization expense, $23 million of employee stock-based compensation expense, a $15 million net loss on debt redemption related to our 6.00% Notes and 8.125% Notes and $6 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of March 29, 2014 compared to December 28, 2013 included a decrease in inventories of $14 million, primarily driven by higher sales of our GPU products during the first quarter of 2014, an increase in accounts receivable of $8 million, which was primarily due to timing of collections, and an increase in prepaid expense and other assets of $8 million, primarily due to increase in prepaid maintenance cost. Accounts payable, accrued liabilities and other decreased by $124 million in the first quarter of 2014, primarily due to a $58 million decrease in accrued compensation and benefits, a $36 million decrease in accounts payable driven by timing of purchases and payments, a $32 million decrease in accrued and other liabilities, primarily due to software and technology licenses payments of $19 million, and a decrease in accrued interest expense of $9 million, partially offset by a $2 million increase in deferred income on shipments to our distributor customers. Payables to GF, which included all amounts we owe to GF, decreased by $151 million in the first quarter of 2014. The decrease was primarily due to the final $200 million payment to GF related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase in accounts payable to GF due to timing of payment.

Net cash used in operating activities was $155 million in the first quarter of 2013. A net loss of $146 million was adjusted for non-cash charges consisting primarily of a $66 million of depreciation and amortization expense, a $48 million net loss on disposal of property, plant, and equipment, $24 million of employee stock-based compensation expense and $6 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of March 30, 2013 compared to December 29, 2012 included an increase in inventories of $52 million, primarily in preparation for upcoming product introductions, and an increase in accounts receivable of $14 million, which was primarily due to timing of sales and collections during the first quarter of 2013. Payables to GF, which included all amounts we owe to GF, decreased by $74 million in the first quarter of 2013. The decrease was due to a $175 million payment related to our take-or-pay obligation to

GF, offset by an increase of $99 million in the amount of billings related to wafer purchases. Accounts payable, accrued liabilities and other decreased by $12 million in the first quarter of 2013 primarily due to a $24 million decrease in accrued and other current liabilities, a $24 million decrease in other liabilities and a $11 million decrease in accrued compensation and benefits, partially offset by a $23 million increase in accounts payable and a $23 million increase in deferred income on shipments to our distributor customers.

Investing Activities

Net cash used in investing activities was $131 million in the first quarter of 2014, which consisted of a net cash outflow of $110 million from purchases, sales and maturity of available for sale securities and a cash outflow of $21 million for purchases of property, plant and equipment.

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

Financing Activities

Net cash provided by financing activities was $20 million in the first quarter of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million, partially offset by payments to repurchase a portion of our 6.00% Notes of $518 million, payments to repurchase a portion of our 8.125% Notes of $50 million and $1 million in payments for capital lease obligations.

No cash was provided by financing activities in the first quarter of 2013.

During the first quarters of 2014 and 2013, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of March 29, 2014, and is supplemented by the discussion following the table:

	Payments due by period as of March 29, 2014
(In millions)	Total	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
6.00% Notes (1)	$42	$—	$42	$—	$—	$—	$—
8.125% Notes (1)	452	—	—	—	452	—	—
6.75% Notes	600	—	—	—	—	—	600
7.75% Notes	500	—	—	—	—	—	500
7.50% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	55	55	—	—	—	—	—
Other long-term liabilities	92	—	24	38	29	—	1
Aggregate interest obligation (2)	898	117	154	154	152	117	204
Capital lease obligations (3)	16	4	5	5	2	—	—
Operating leases	374	45	51	43	40	39	156
Purchase obligations (4)	656	586	59	5	4	2	—
Obligations to GF (5)	1,051	1,051	—	—	—	—	—

Total contractual obligations	$5,236	$1,858	$335	$245	$679	$158	$1,961

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.
(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations and our senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit). Also excludes non-cash amortization of debt discounts on our 8.125% Notes and our 6.00% Notes.
(3)	Includes principal and imputed interest.
(4)	We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition we have obligations for software technology and licenses where payments are fixed and non-cancelable.

(5)	This amount includes all our contractual obligations to GF through December 31, 2014. Our total purchases from GF for the first quarter of 2014 were $260 million. We are not currently able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

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

During the first quarter of 2014, we repurchased $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, we repurchased a portion of our 6.00% Notes through a partial tender offer. We repurchased $423 million aggregate principal amount of our 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. We incurred a total loss of $10 million in connection with the foregoing repurchases of our 6.00% Notes. As of March 29, 2014, the outstanding aggregate principal amount of our 6.00% Notes was $42 million and the remaining carrying value was $41 million, net of a debt discount of $1 million.

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

We may redeem our 8.125% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Through December 14, 2014	104.063%
Beginning on December 15, 2014 through December 14, 2015	102.031%
On December 15, 2015 and thereafter	100.000%

During the first quarter of 2014, we repurchased $48 million in aggregate principal amount of our 8.125% Notes pursuant to a partial tender offer for $51 million, which included payment of accrued and unpaid interest of $1 million. We incurred a total loss of $5 million in connection with the foregoing repurchase of our 8.125% Notes. As of March 29, 2014, the outstanding aggregate principal amount of our 8.125% Notes was $452 million and the remaining carrying value was $427 million, net of a debt discount of $25 million.

6.75% Senior Notes Due 2019

On February 26, 2014, we issued $600 million of our 6.75% Notes. Our 6.75% Notes are our general unsecured senior obligations. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. Our 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before March 1, 2017, we may redeem up to 35% of the aggregate principal amount of our 6.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 106.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time (which may be more than once) before March 1, 2019, we may redeem some or all of our 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

As of March 29, 2014, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of our 7.75% Senior Notes Due 2020 (7.75% Notes). Our 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. Our 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before August 1, 2015, we may redeem some or all of our 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.75% Indenture).

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

As of March 29, 2014, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of our 7.50% Senior Notes Due 2022 (7.50% Notes). Our 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. Our 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between us and Wells Fargo Bank, National Association, as trustee.

At any time (which may be more than once) before August 15, 2022, we may redeem up to 35% of the aggregate principal amount of our 7.50% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price not greater than 107.5% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time (which may be more than once) before August 15, 2022, we may redeem some or all of our 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.50% Indenture).

As of March 29, 2014, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire our 6.00% Notes, 8.125% Notes, 6.75% Notes, 7.75% Notes and 7.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so. During the first quarter of 2014, we received $589 million net proceeds from the issuance of our 6.75% Notes, utilizing the proceeds to repurchase $423 million aggregate principal amount of our 6.00% Notes and $48 million aggregate principal amount of our 8.125% Notes. The remaining net proceeds of approximately $80 million as of March 29, 2014 borrowed under the new debt issuance will be used to pay down or repurchase outstanding debt.

Secured Revolving Line of Credit

On November 12, 2013, we and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement (the Loan Agreement) for a senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit) with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under our Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.

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

The obligations under the Loan Agreement are secured by a first priority basis in the Borrowers’ accounts receivable, inventory and certain deposit accounts and specified related assets.

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

At March 29, 2014, our Secured Revolving Line of Credit had an outstanding loan balance of $55 million, with an interest rate of 2.75%, and up to $445 million remained available for future borrowings. As of March 29, 2014, we were in compliance with all required covenants stated in the Loan Agreement and we were not in a Domestic Cash Trigger Period.

The agreements governing our 6.00% Notes, 8.125% Notes, 6.75% Notes, 7.75% Notes and 7.50% Notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $91 million of payments due under certain software and technology licenses that will be paid through 2017 and $1 million of payments related to employee compensation and benefit obligations that will be paid through 2019 and beyond.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 29, 2014, primarily consisted of $22 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013, $8 million deferred rent related to our facilities in Sunnyvale, California and $4 million restructuring accruals related to our 2012 restructuring plan. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserve and $3 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.

Capital Lease Obligations

As of March 29, 2014, we had aggregate outstanding capital lease obligations of $15 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 29, 2014 were $374 million, including $313 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, and Singapore.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of March 29, 2014, total non-cancelable purchase obligations were $656 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF through December 31, 2014. As of March 29, 2014, we currently estimate the remaining contractual obligations to GF will be $1.1 billion through December 31, 2014. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of March 29, 2014, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2013.

There have not been any material changes in market risk since December 28, 2013.

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

As of March 29, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against AMD (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period. Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. Original Equipment Manufacturers (OEMs) that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs and notebooks to tablets, and tablets have been one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that consumer PC market conditions will continue to remain challenging. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

If we cannot generate sufficient revenue and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments.

Our ability to fund research and development expenditures depends on generating sufficient revenue and cash flow from operations and the availability of external financing, if necessary. Our research and development expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline.

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

We rely on GF to manufacture most of our microprocessor and APU products and certain of our GPU and semi-custom products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs and our business could be materially adversely affected.

On March 30, 2014, we entered into a fourth amendment to the WSA with GF. The primary effect of the fourth amendment was to establish volume purchase commitments and fixed pricing for the 2014 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of our microprocessor, graphics processor and semi-custom game console products to be delivered by GF to us during the 2014 calendar year. If our requirements are less than the number of wafers that we committed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

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

We rely on third-party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third-party manufacturers to assemble, test, mark and pack certain of our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

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

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

If we transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third-party manufacturer, or if we for other reasons cease utilizing one of those suppliers, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries, including GF, are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships with our customers and reputation and materially adversely affect our business.

We may not be able to successfully implement our long-term business strategy.

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that the consumer PC market will continue to remain challenging. The goal of our long-term strategy is to derive approximately 50% of our revenue from high growth adjacent markets by the end of 2015. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities or meet competitive challenges. However, if demand for these products is below our expectations, or if we are not able to improve cost efficiencies of this business model, we may not realize benefits from our long-term business strategy.

Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. For example, in our first quarter of 2014, we sampled “Seattle,” our first 64-bit ARM server processor. We cannot assure you that our new strategic direction, including our efforts to address markets beyond our core PC market and our efforts to create ARM-based products such as “Seattle,” will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

Global economic uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. For example, our revenue from the second half of 2012 and through the first quarter of 2014 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will continue to remain challenging.

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our Secured Revolving Line of Credit, in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Secured Revolving Line of Credit or borrow more funds on terms acceptable to us, if at all.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our total debt as of March 29, 2014 was $2.1 billion, which reflects the debt discount adjustment on our 6.00% Notes and our 8.125% Notes.

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

The indentures governing our 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.75% Notes contain various covenants which limit our ability to, among other things:

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

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes, 6.75% Notes and 6.00% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 8.125% Notes, 7.50% Notes, 6.75% Notes or 6.00% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state of the art visual experience), power consumption (including battery life), reliability, selling price, processor clock speed, size (or form factor), cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability and brand awareness.

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive and aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. With the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of our competitor’s integrated graphics and the graphics performance of our APUs. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the high-growth adjacent ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. However, we are entering markets with new and different competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 54% of our net revenue in the first quarter of 2014. On a segment basis, during the first quarter of 2014, five customers accounted for approximately 54% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 75% of the net revenue of our Graphics and Visual Solutions segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

Our receipt of revenue from our semi-custom SOC products is dependent upon our technology being designed into third-party products and the success of those products.

The revenue that we receive from our semi-custom SOC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SOC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline and our semi-custom SOC products being incorporated into those customer’s products. Any revenue from sales of our semi-custom SOC products is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SOC product revenue expected by us may not be fully realized and our operating results may be adversely affected.

The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.

A significant portion of our business is currently dependent upon the market for desktop PCs and notebooks. Form factors have increasingly shifted from desktop PCs and notebooks to tablets, with tablets being one of the fastest growing form factors. Historically, a significant portion of our Computing Solutions revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that consumer PC market conditions will continue to remain challenging. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, our net revenue from the second half of 2012 through the first quarter of 2014 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. The success of our semi-custom SOC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet consumer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available in the time frame or price point needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of our 8.125% Notes, 7.75% Notes, 7.50% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of March 29, 2014, $55 million was outstanding under our Secured Revolving Line of Credit and $2.1 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

Global economic uncertainty and weakness have also impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. For example, our net revenue from the second half of 2012 through the first quarter of 2014 was adversely affected, in part, by the overall weakness in the global economy and weak consumer demand for end-user PC products, which impacted sales. We believe that consumer PC market conditions will continue to remain challenging.

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

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

Our products may not be fully compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware, we could be materially adversely affected. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on our business.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, expand to high-growth adjacent markets, acquire new customers and strengthen relationships with existing customers, the efficiency of our supply chain will become increasingly important because many of our customers tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse effect on our business.

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

These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We are currently implementing an initiative to transition certain key information technology applications and business systems from various development locations to centralized consolidated data centers. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, and computer system or network failures. There can be no assurance that our business systems or those of our third-party business partners would not be subject to similar incidents, including cyber-security incidents, exposing us to significant cost, reputational harm and disruption or damage to our business.

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

Because market conditions are uncertain and because we believe that consumer PC market conditions will continue to remain challenging, these and other factors could materially adversely affect our business.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 81% in the first quarter of 2014. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Canadian dollar and Chinese renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow. In addition, the majority of our product sales are denominated in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the local currency can cause increases or decreases in the cost of our products in the local currency of such customers. An appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014 and March 20, 2014, complaints were filed against us seeking damages for alleged securities law violations, which are described in Note 10 of our unaudited condensed consolidated financial statements, above. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including claims in the January 15, 2014 and March 20, 2014 complaints filed against us, may result in the payment of damages that could be material to our business.

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

ITEM 6.	EXHIBITS

4.1	Indenture governing 6.75% Senior Notes due 2019, including the Form of 6.75% Senior Note due 2019, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated February 26, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 26, 2014, is hereby incorporated by reference.

10.1*	Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014.

10.2	Registration Rights Agreement, between Advanced Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated February 26, 2014, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated February 26, 2014, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 1, 2014	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer