Form 10-Q
period 2014-06-28
ADVANCED MICRO DEVICES INC
filed 2014-07-31
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of July 28, 2014: 765,509,752

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions, except per share amounts)
Net revenue	$1,441	$1,161	$2,838	$2,249
Cost of sales	943	702	1,853	1,345

Gross margin	498	459	985	904
Research and development	277	308	556	620
Marketing, general and administrative	154	171	310	350
Amortization of acquired intangible assets	4	4	7	9
Restructuring and other special charges, net	—	5	—	52

Operating income (loss)	63	(29)	112	(127)
Interest income	—	2	1	3
Interest expense	(46)	(42)	(93)	(86)
Other expense, net	(49)	(2)	(70)	(5)

Loss before income taxes	(32)	(71)	(50)	(215)
Provision for income taxes	4	3	6	5

Net loss	$(36)	$(74)	$(56)	$(220)

Net loss per share
Basic	$(0.05)	$(0.10)	$(0.07)	$(0.29)
Diluted	$(0.05)	$(0.10)	$(0.07)	$(0.29)
Shares used in per share calculation:
Basic	764	752	762	751
Diluted	764	752	762	751

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Net loss	$(36)	$(74)	$(56)	$(220)

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $1, $(1), $1 and $(2)	3	(2)	—	(3)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects of zero	1	—	3	—

Total other comprehensive income (loss)	4	(2)	3	(3)

Total comprehensive loss	$(32)	$(76)	$(53)	$(223)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 28, 2014	December 28, 2013*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$503	$869
Marketable securities	445	228
Accounts receivable, net of allowances of $0 and $0	872	832
Inventories, net	960	884
Prepaid expenses and other current assets	152	71

Total current assets	2,932	2,884
Long-term marketable securities	—	90
Property, plant and equipment, net	329	346
Acquisition related intangible assets, net	72	78
Goodwill	553	553
Other assets	360	386

Total assets	$4,246	$4,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$101	$60
Accounts payable	511	519
Payable to GLOBALFOUNDRIES	295	364
Accrued and other current liabilities	480	530
Deferred income on shipments to distributors	118	145

Total current liabilities	1,505	1,618
Long-term debt	2,109	1,998
Other long-term liabilities	131	177
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 28, 2014 and December 28, 2013; shares issued: 776 shares on June 28, 2014 and 735 shares on December 28, 2013; shares outstanding: 765 shares on June 28, 2014 and 725 shares on December 28, 2013	8	7
Additional paid-in capital	6,905	6,894
Treasury stock, at cost (11 shares on June 28, 2014 and 10 shares on December 28, 2013)	(114)	(112)
Accumulated deficit	(6,299)	(6,243)
Accumulated other comprehensive income (loss)	1	(2)

Total stockholders’ equity	501	544

Total liabilities and stockholders’ equity	$4,246	$4,337

*	Amounts were derived from the December 28, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
	(In millions)
Cash flows from operating activities:
Net loss	$(56)	$(220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	125
Net loss on disposals of property, plant and equipment	—	47
Deferred income taxes	1	1
Stock-based compensation expense	44	44
Non-cash interest expense	9	12
Loss on debt redemptions	64	—
Other	(5)	1
Changes in operating assets and liabilities:
Accounts receivable	(40)	(39)
Inventories	(76)	(149)
Prepaid expenses and other assets	(84)	(75)
Payable to GLOBALFOUNDRIES	(69)	(40)
Accounts payable, accrued liabilities and other	(126)	103

Net cash used in operating activities	(232)	(190)

Cash flows from investing activities:
Purchases of available-for-sale securities	(618)	(753)
Purchases of property, plant and equipment	(44)	(48)
Proceeds from sales and maturities of available-for-sale securities	488	593
Proceeds from sale of property, plant and equipment	—	181

Net cash used in investing activities	(174)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	2
Proceeds from borrowings, net	1,080	—
Net proceeds from grants	2	2
Repayments of long-term debt and capital lease obligations	(1,042)	(2)
Other	(2)	—

Net cash provided by financing activities	40	2

Net decrease in cash and cash equivalents	(366)	(215)

Cash and cash equivalents at beginning of period	869	549

Cash and cash equivalents at end of period	$503	$334

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 28, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 28, 2014 and June 29, 2013 each consisted of 13 and 26 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and early adoption is not permitted. The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and also has not yet determined which approach it will apply.

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

The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 28, 2014 and June 29, 2013 were $293 million and $255 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 28, 2014 and June 29, 2013 were $553 million and $524 million, respectively.

At June 28, 2014, the Company had prepayments to GF of $70 million related to wafer purchases, which were included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

The Company currently estimates that its wafer purchase obligation from GF will be $1.2 billion for the 2014 calendar year. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond December 31, 2014, but it expects that its future purchases from GF will continue to be material.

GF is a related party of the Company because GF is affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder.

NOTE 3. Debt

7.00% Senior Notes Due 2024

On June 16, 2014, the Company issued $500 million of 7.00% Senior Notes due 2024 (7.00% Notes). The 7.00% Notes are general unsecured senior obligations of the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between the Company and Wells Fargo Bank, National Association, as trustee.

At any time before July 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 7.00% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 107.000% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to July 1, 2019, the Company may redeem some or all of the 7.00% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.00% Indenture).

Starting July 1, 2019, the Company may redeem the 7.00% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on July 1, 2019 through June 30, 2020	103.500%
Beginning on July 1, 2020 through June 30, 2021	102.333%
Beginning on July 1, 2021 through June 30, 2022	101.167%
On July 1, 2022 and thereafter	100.000%

Holders have the right to require the Company to repurchase all or a portion of the 7.00% Notes in the event that the Company undergoes a change of control, as defined in the 7.00% Indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 7.00% Indenture) may result in the acceleration of the maturity of the 7.00% Notes.

The 7.00% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries, to:

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

The 7.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 7.00% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

The Company may elect to purchase or otherwise retire the 7.00% Notes with cash, stock or other assets from time to time in open market or private negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so.

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

At any time before March 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 6.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 106.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time before March 1, 2019, the Company may redeem some or all of the 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

Holders have the right to require the Company to repurchase all or a portion of the 6.75% Notes in the event that the Company undergoes a change of control, as defined in the 6.75% Indenture, at a price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default (as defined in the 6.75% Indenture) may result in the acceleration of the maturity of the 6.75% Notes.

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

During the second quarter of 2014, the Company repurchased and redeemed the remaining $452 million in aggregate principal amount of the 8.125% Notes for $480 million, which included payment of accrued and unpaid interest of $7 million. The Company incurred a total loss of $49 million in connection with the foregoing repurchase and redemption of the 8.125% Notes. As of June 28, 2014, the Company did not have any 8.125% Notes outstanding.

6.00% Convertible Senior Notes Due 2015

During the first quarter of 2014, the Company repurchased $64 million in aggregate principal amount of its 6.00% Convertible Senior Notes Due 2015 (6.00% Notes) in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, the Company repurchased a portion of the 6.00% Notes through a partial tender offer. The Company repurchased $423 million aggregate principal amount of the 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchases of the 6.00% Notes. As of June 28, 2014, the outstanding aggregate principal amount of the 6.00% Notes was $42 million and the remaining carrying value was $41 million, net of a debt discount of $1 million. The remaining $41 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the condensed consolidated balance sheet as of June 28, 2014.

The agreements governing the Company’s 6.00% Notes, 6.75% Notes, 7.00% Notes, 7.50% Senior Notes due 2022, 7.75% Senior Notes due 2020 and the Company’s senior secured asset based line of credit for a principal amount of up to $500 million (Secured Revolving Line of Credit) contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable, which would have a material adverse effect on us.

NOTE 4. Supplemental Balance Sheet Information

Inventories

	June 28, 2014	December 28, 2013
	(In millions)
Raw materials	$34	$30
Work in process	688	727
Finished goods	238	127

Total inventories, net	$960	$884

Prepaid Expenses and Other Current Assets

	June 28, 2014	December 28, 2013
	(In millions)
Prepayments to GF	$70	$—
Other prepaid expenses and other current assets	82	71

Total prepaid expenses and other current assets	$152	$71

Property, Plant and Equipment

	June 28, 2014	December 28, 2013
	(In millions)
Land and land improvements	$4	$3
Buildings and leasehold improvements	252	246
Equipment	1,457	1,466
Construction in progress	16	18

	1,729	1,733
Accumulated depreciation and amortization	(1,400)	(1,387)

Total property, plant and equipment, net	$329	$346

Other Assets

	June 28, 2014	December 28, 2013
	(In millions)
Software and technology licenses	$241	$280
Other	119	106

Total other assets	$360	$386

Accrued and Other Current Liabilities

	June 28, 2014	December 28, 2013
	(In millions)
Accrued compensation and benefits	$140	$186
Marketing programs and advertising expenses	126	150
Software and technology licenses payable	41	27
Other accrued and current liabilities	173	167

Total accrued and other current liabilities	$480	$530

NOTE 5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding and shares issuable upon exercise of a warrant issued by the Company to WCH in connection with the GF transaction in 2009. On March 7, 2014, the Company issued 34,906,166 shares of common stock pursuant to the cashless exercise in full by WCH of its warrant to purchase up to 35,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. As a result, the warrant is no longer outstanding. The issuance of the common stock did not have any effect on basic and dilutive earnings per share amounts because the full 35,000,000 shares of common stock issuable to WCH had already been included in the denominator for calculating basic and dilutive earnings per share for all periods presented prior to the exercise of the warrant.

Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock and restricted stock units.

The following table sets forth the components of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(36)	$(74)	$(56)	$(220)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	764	752	762	751
Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.07)	$(0.29)
Diluted	$(0.05)	$(0.10)	$(0.07)	$(0.29)

Potential shares from employee stock options, restricted stock and restricted stock units totaling 39 million were not included in the net loss per share calculation for the second quarter of 2014 because their inclusion would have been anti-dilutive.

Potential shares from employee stock options, restricted stock and restricted stock units totaling 45 million were not included in the net loss per share calculation for the six months ended June 28, 2014 because their inclusion would have been anti-dilutive.

Potential shares from employee stock options, restricted stock and restricted stock units totaling 52 million were not included in the net loss per share calculation for the second quarter of 2013 because their inclusion would have been anti-dilutive.

Potential shares from employee stock options, restricted stock and restricted stock units totaling 54 million were not included in the net loss per share calculation for the six months ended June 29, 2013 because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

Financial instruments measured and recorded at fair value on a recurring basis as of June 28, 2014 and December 28, 2013 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
June 28, 2014
Cash	$372	$372	$—	$—
Level 1(1) (2)
Money market funds	$6	$6	$—	$—

Total level 1	$6	$6	$—	$—

Level 2(2) (3)
Commercial paper	$525	$125	$400	$—
Corporate bonds	45	—	45	—

Total level 2	$570	$125	$445	$—

Total	$948	$503	$445	$—

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
December 28, 2013
Cash	$429	$429	$—	$—
Level 1(1) (2)
Money market funds	$21	$19	$—	$2

Total level 1	$21	$19	$—	$2

Level 2(2) (3)
Commercial paper	$599	$421	$178	$—
Time deposit	50	—	50	—
Corporate bonds	88	—	—	88

Total level 2	$737	$421	$228	$88

Total	$1,187	$869	$228	$90

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.
(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and six months ended June 28, 2014 or the year ended December 28, 2013.
(3)	The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments were valued using broker reports that utilize a third-party professional pricing service that gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validated, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long-term investments against the fair values of the portfolio balances of another third-party professional’s pricing service, other than that utilized by the brokers, that use a similar technique as the brokers to derive pricing as described above.

Available-for-sale securities held by the Company as of June 28, 2014 and December 28, 2013 consisted of money market funds, commercial paper, time deposits, corporate bonds and mutual funds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

In addition to those amounts presented above, at June 28, 2014 and December 28, 2013, the Company had $19 million and $18 million, respectively, of available-for-sale investments in money market funds used as collateral for leased buildings and letters of credit deposits, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.

Also in addition to those amounts presented above, at June 28, 2014 and December 28, 2013, the Company had $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during the quarter and six months ended June 28, 2014 or during the quarter ended June 29, 2013. During the six months ended June 29, 2013, the Company did not realize any gain or loss on sales of available-for-sale securities of $14 million. The cost of securities sold is determined based on the specific identification method.

During the three months ended June 28, 2014, the Company reclassified $45 million of its marketable securities that were previously classified as long-term to short-term. At June 28, 2014, the Company had no investments that were classified as long-term marketable securities. At December 28, 2013, $90 million of investments were classified as long-term marketable securities.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of June 28, 2014 were within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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

	June 28, 2014		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$96	$98	$55	$55
Long-term debt (excluding capital leases)	$2,100	$2,232	$1,986	$2,132

The Company’s short-term and long-term debt are classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$5	$(2)	$4	$(4)
Research and development	(1)	—	(2)	—
Marketing, general and administrative	—	—	(1)	—
Contracts not designated as hedging instruments
Other income (expense), net	$1	$(1)	$—	$(2)

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

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued and other current liabilities should these contracts be in a loss position. These amounts were recorded in the condensed consolidated balance sheet as follows:

	June 28, 2014	December 28, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$1	$(3)
Contracts not designated as hedging instruments	$—	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of June 28, 2014 and December 28, 2013, the notional values of the Company’s outstanding foreign currency forward contracts were $204 million and $124 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of June 28, 2014, the Company’s outstanding contracts were in a net gain position of $1 million. The Company is required to post collateral should the derivative contracts be in a net loss position exceeding certain thresholds. As of June 28, 2014, the Company was not required to post any collateral.

NOTE 7. Income Taxes

In the second quarter of 2014, the Company recorded an income tax provision of $4 million, consisting of $5 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits. For the six months ended June 28, 2014, the Company recorded an income tax provision of $6 million arising from $8 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits.

In the second quarter of 2013, the Company recorded an income tax provision of $3 million, consisting of $3 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $1 million of tax benefits from Canadian tax credits and the monetization of U.S. tax credits. For the six months ended June 29, 2013, the Company recorded an income tax provision of $5 million arising from $5 million of foreign taxes in profitable locations and $2 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $2 million of tax benefits for Canadian tax credits and monetization of U.S. tax credits.

As of June 28, 2014, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at June 28, 2014, in management’s estimate, is not more likely than not to be achieved.

The Company’s total gross unrecognized tax benefits as of June 28, 2014 were $62 million. The Company currently expects to reduce its unrecognized tax benefits by approximately $31 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

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

As of June 28, 2014, the Company used the following two reportable segments:

•

the Computing Solutions segment, which primarily includes x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•

the Graphics and Visual Solutions segment, which primarily includes graphics processing units (GPUs), including professional graphics, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles.

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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Net revenue:
Computing Solutions	$669	$841	$1,332	$1,592
Graphics and Visual Solutions	772	320	1,506	657

Total net revenue	$1,441	$1,161	$2,838	$2,249

Operating income (loss):
Computing Solutions	$9	$2	$6	$(37)
Graphics and Visual Solutions	82	—	173	16
All Other	(28)	(31)	(67)	(106)

Total operating income (loss)	$63	$(29)	$112	$(127)

In connection with the Company’s continued strategic transformation, effective as of July 1, 2014, the Company realigned its organizational structure. As a result of this organizational change, the Company will have the following two reportable segments:

•	the Computing and Graphics segment, which will primarily include desktop and notebook processors, chipsets, discrete GPUs and professional graphics; and

•

the Enterprise, Embedded and Semi-Custom segment, which will primarily include server and embedded processors, dense servers, semi-custom SoC products, development services and technology for game consoles.

The Company will present the effects of these new reportable segments in its segment financial data as of July 1, 2014, including any applicable restatements of prior period results to reflect these new reportable segments. The reportable segments used and disclosed in this quarterly report are based on the Company’s organizational structure in effect as of June 28, 2014.

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Cost of sales	$1	$1	$2	$3
Research and development	11	10	23	23
Marketing, general and administrative	9	9	19	18

Stock-based compensation expense, net of tax of $0	$21	$20	$44	$44

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value employee stock options are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected volatility	51.68%	57.18%	53.36%	59.08%
Risk-free interest rate	1.12%	0.58%	1.09%	0.60%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.86 years	3.83 years	3.86 years	3.83 years

For the quarter ended June 28, 2014, the Company granted 95,000 employee stock options with weighted average grant date fair value per share of $1.66. The Company did not grant any employee stock options during the quarter ended June 29, 2013. For the six months ended June 28, 2014 and June 29, 2013, the Company granted 155,000 and 1,327,000 employee stock options, respectively, with weighted average grant date fair values per share of $1.65 and $1.17, respectively.

Restricted Stock and Restricted Stock Units

For the quarters ended June 28, 2014 and June 29, 2013, the Company granted 1,690,000 and 14,149,000 restricted stock units, respectively, with weighted average grant date fair values per share of $4.00 and $3.91, respectively. For the six months ended June 28, 2014 and June 29, 2013, the Company granted 2,169,000 and 16,596,000 restricted stock units, respectively, with weighted average grant date fair values per share of $3.96 and $3.73, respectively.

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

Changes in the Company’s estimated liability for product warranty during the quarters and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Beginning balance	$18	$14	$17	$16
New warranties issued	8	6	16	12
Settlements	(10)	(5)	(19)	(11)
Changes in liability for pre-existing warranties, including expirations	3	(1)	5	(3)

Ending balance	$19	$14	$19	$14

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

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the quarters and six months ended June 28, 2014 and June 29, 2013.

	Three Months Ended
	June 28, 2014			June 29, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(4)	$(3)	$—	$(4)	$(4)
Unrealized gains (losses) arising during the period, net of tax effects	—	3	3	—	(2)	(2)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects	—	1	1	—	—	—

Total other comprehensive income (loss)	—	4	4	—	(2)	(2)

Ending balance	$1	$—	$1	$—	$(6)	$(6)

	Six Months Ended
	June 28, 2014			June 29, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(3)	$(2)	$—	$(3)	$(3)
Unrealized gains (losses) arising during the period, net of tax effects	—	—	—	—	(3)	(3)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects	—	3	3	—	—	—

Total other comprehensive income (loss)	—	3	3	—	(3)	(3)

Ending balance	$1	$—	$1	$—	$(6)	$(6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; sales patterns of our semi-custom System-on-Chip products for game consoles; consumer PC market conditions; the success of our transformation strategy; our ability to transform our business to attain revenue from high-growth markets; the level of international sales as compared to total sales; our ability to reduce our unrecognized tax benefits over the next twelve months; that our cash, cash equivalents and marketable securities balances and our senior secured asset based line of credit will be sufficient to fund our operations including capital expenditures over the next twelve months; our ability to obtain sufficient external financing on favorable terms, or at all; our dependence on a small number of customers; our hedging strategy; and our expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third-party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF’s microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 37 and the “Financial Condition” section beginning on page 28 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, embedded processors and dense servers; and

•	graphics processing units (GPUs), including professional graphics, semi-custom System-on-Chip (SoC) products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and six months ended June 28, 2014 compared to the quarter ended March 29, 2014 and the quarter and six months ended June 29, 2013, an analysis of changes in our financial condition and a discussion of our contractual obligations.

We believe our financial results for the second quarter of 2014 demonstrate our continued progress toward executing our three-phase transformation plan to restructure, accelerate and transform AMD’s business. Net revenue for the second quarter of 2014 was $1.4 billion, a 24% increase compared to the second quarter of 2013 and a 3% increase compared to the first quarter of 2014. Our operating income for the second quarter of 2014 was $63 million, compared to an operating loss of $29 million in the second quarter of 2013 and operating income of $49 million in the first quarter of 2014. During the second quarter of 2014, our operating expenses were $435 million, compared to $488 million in the second quarter of 2013 and $438 million in the first quarter of 2014.

During the second quarter of 2014, we continued to focus on the third phase of our transformation plan to generate approximately 50% of net revenue from high-growth adjacent markets by the end of 2015. During the second quarter of 2014, we announced our ambidextrous computing roadmap, including a 64-bit ARM architectural license and plans to develop custom high-performance ARM and x86 processor cores for 2016. For the first time, we also publicly demonstrated the AMD Opteron™ A1100 Series, our first 64-bit ARM-based server processor based on 28 nanometer technology. We also expanded our notebook APU offerings in the second quarter of 2014 with the introduction of the AMD 2014 Performance Mobile APU designed for ultrathin and high-performance mobile PCs, the AMD Pro A-Series APU for commercial PCs and the third-generation AMD mainstream and low-powered mobile APU designed for a variety of commercial and consumer mobile devices. We introduced several new embedded processors: the second-generation AMD Embedded R-series APU and CPU, the new x86 AMD Embedded G-Series SOC and the AMD Embedded G-Series CPU. With respect to our graphics products, we launched the AMD Radeon™ R9 295X2 designed for performance gaming, and we expanded our second-generation Graphics Core Next-based professional graphics solutions with the launch of the AMD FirePro W8100 professional graphics card.

Cash, cash equivalents and marketable securities as of the end of the second quarter of 2014 were $948 million, compared to $982 million as of the end of the first quarter of 2014. Total debt as of the end of the second quarter of 2014 was $2.2 billion, an increase from $2.1 billion as of the end of the first quarter of 2014. During the second quarter of 2014, we issued $500 million of 7.00% Senior Notes due 2024 (7.00% Notes). We used the proceeds from this issuance to repurchase and redeem the remaining $452 million in aggregate principal amount of our 8.125% Senior Notes due 2017 (8.125% Notes). We incurred a total loss of $49 million in connection with this repurchase and redemption of our 8.125% Notes. As of June 28, 2014, we did not have any 8.125% Notes outstanding.

GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).

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

Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 28, 2014 and June 29, 2013 were $293 million and $255 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 28, 2014 and June 29, 2013 were $553 million and $524 million, respectively. At June 28, 2014, we had prepayments to GF of $70 million related to wafer purchases, which were included in prepaid expenses and other current assets on our consolidated balance sheets.

We currently estimate that our wafer purchase obligation from GF will be $1.2 billion for the 2014 calendar year. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

GF is a related party of us because GF is affiliated with West Coast Hitech L.P., our largest stockholder.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net revenue, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter and six months ended June 28, 2014 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 28, 2013.

During our fourth quarter of 2014, we will perform an annual goodwill impairment analysis pursuant to our accounting policy. However, we will also test for goodwill impairment at any time during the year if there are indicators of impairment present. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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

As of June 28, 2014, we used the following two reportable segments:

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 28, 2014, March 29, 2014 and June 29, 2013 each consisted of 13 weeks. The six months ended June 28, 2014 and June 29, 2013 consisted of 26 weeks.

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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended			Six Months Ended
	June 28, 2014	March 29, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Net revenue:
Computing Solutions	$669	$663	$841	$1,332	$1,592
Graphics and Visual Solutions	772	734	320	1,506	657

Total net revenue	$1,441	$1,397	$1,161	$2,838	$2,249

Operating income (loss):
Computing Solutions	$9	$(3)	$2	$6	$(37)
Graphics and Visual Solutions	82	91	—	173	16
All Other	(28)	(39)	(31)	(67)	(106)

Total operating income (loss)	$63	$49	$(29)	$112	$(127)

In connection with our continued strategic transformation, effective as of July 1, 2014, we realigned our organizational structure. As a result of this organizational change, we will have the following two reportable segments:

•	the Computing and Graphics segment, which will primarily include desktop and notebook processors, chipsets, discrete GPUs and professional graphics; and

•

the Enterprise, Embedded and Semi-Custom segment, which will primarily include server and embedded processors, dense servers, semi-custom SoC products, development services and technology for game consoles.

We will present the effects of these new reportable segments in our segment financial data as of July 1, 2014, including any applicable restatements of prior period results to reflect these new reportable segments. The reportable segments used and disclosed in this quarterly report are based on our organizational structure in effect as of June 28, 2014.

Computing Solutions

Computing Solutions net revenue of $669 million in the second quarter of 2014 decreased by 21% compared to net revenue of $841 million in the second quarter of 2013 as a result of a 33% decrease in unit shipments, partially offset by an 18% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors for desktop PCs and notebooks due to challenging consumer PC market conditions and lower unit shipments of our chipset products due to chipsets being integrated into our APU products. The increase in average selling price was attributable to an increase in average selling price of our microprocessor products.

Computing Solutions net revenue of $669 million in the second quarter of 2014 increased by 1% compared to $663 million in the first quarter of 2014 as a result of a 3% increase in average selling price, partially offset by a 2% decrease in unit shipments. The increase in average selling price was attributable to an increase in average selling price of our microprocessors for notebooks and servers, partially offset by a decrease in average selling price of our microprocessors for desktop PCs. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessors for desktop PCs and lower units shipments of our chipset products due to chipsets being integrated into our APU products, partially offset by higher unit shipments of our notebook and embedded processors.

Computing Solutions net revenue of $1,332 million in the first six months of 2014 decreased by 16% compared to net revenue of $1,592 million in the first six months of 2013 as a result of a 27% decrease in unit shipments, partially offset by a 14% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products due to challenging consumer PC market conditions and lower unit shipments of our chipset products due to chipsets being integrated into our APU products. The increase in average selling price was attributable to an increase in average selling price of microprocessor, chipset and embedded products.

Computing Solutions operating income was $9 million in the second quarter of 2014 compared to operating income of $2 million in the second quarter of 2013. The improvement in operating results was primarily due to a $113 million decrease in cost of sales, a $35 million decrease in research and development expenses and a $33 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the second quarter of 2014 compared to the second quarter of 2013. In addition, operating income for the second quarter of 2014 included a $3 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $11 million benefit for the second quarter of 2013. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $9 million in the second quarter of 2014 compared to operating loss of $3 million in the first quarter of 2014. The improvement in operating results was primarily due to the increase in net revenue referenced above, a $10 million decrease in cost of sales and a $2 million decrease in marketing, general and administrative expenses, partially offset by a $6 million increase in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in the second quarter of 2014 compared to the first quarter of 2014. In addition, operating income for the second quarter of 2014 included a $3 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $4 million benefit for the first quarter of 2014. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing Solutions operating income was $6 million in the first six months of 2014 compared to operating loss of $37 million in the first six months of 2013. The improvement in operating results was primarily due to a $157 million decrease in cost of sales, a $74 million decrease in research and development expenses and a $72 million decrease in marketing, general and administrative expenses, partially offset by the decrease in revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the first six months of 2014 compared to the first six months of 2013. In addition, operating loss for the six months ended June 29, 2013 included a $31 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $7 million benefit for the six months ended June 28, 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions

Graphics and Visual Solutions net revenue of $772 million in the second quarter of 2014 increased by 141% compared to net revenue of $320 million in the second quarter of 2013. The increase was primarily due to an increase in net revenue received in connection with sales of our semi-custom SoC products, which we began shipping in the second quarter of 2013, partially offset by a decrease in net revenue received from sales of our GPU products.

Graphics and Visual Solutions net revenue of $772 million in the second quarter of 2014 increased by 5% compared to net revenue of $734 million in the first quarter of 2014. The increase was primarily due to an increase in net revenue received in connection with sales of our semi-custom SoC products, partially offset by decrease in revenue from sales of GPU products. Net revenue from sales of GPU products decreased primarily as a result of a decrease in average selling price, partially offset by an increase in GPU unit shipments.

Graphics and Visual Solutions net revenue of $1,506 million in the first six months of 2014 increased by 129% compared to net revenue of $657 million in the first six months of 2013. The increase was primarily due to an increase in net revenue received in connection with sales of our semi-custom SoC products, which we began shipping in the second quarter of 2013, and an increase in net revenue from sales of GPU products.

Graphics and Visual Solutions operating income was $82 million in the second quarter of 2014 compared to breakeven operating income in the second quarter of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $355 million increase in cost of sales, a $12 million increase in marketing, general and administrative expenses and a $2 million increase in research and development expenses. The increase in cost of sales was primarily due to the commencement of unit shipments of our semi-custom SoC products in the second quarter of 2013. Marketing, general and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions operating income was $82 million in the second quarter of 2014 compared to operating income of $91 million in the first quarter of 2014. The decline in operating results was primarily due to a $44 million increase in cost of sales, a $2 million increase in marketing, general and administrative expenses and a $2 million increase in research and development expenses, partially offset by the increase in net revenue referenced above. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in the second quarter of 2014 compared to the first quarter of 2014. General and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses,” below.

Graphics and Visual Solutions operating income was $173 million in the first six months of 2014 compared to operating income of $16 million in the first six months of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $667 million increase in cost of sales, a $23 million increase in marketing, general and administrative expenses and a $1 million increase in research and development expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in the first six months of 2014 compared to the first six months of 2013. General and administrative expenses and research and development expenses increased for the reasons set forth under “Expenses” below.

All Other

All Other operating loss of $28 million in the second quarter of 2014 included stock-based compensation expense of $21 million, $4 million related to amortization of acquired intangible assets and $3 million related to other expenses. All Other operating loss of $31 million in the second quarter of 2013 included stock-based compensation expense of $20 million, net restructuring charges of $5 million and $4 million related to amortization of acquired intangible assets.

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

All Other operating income of $67 million in the first six months of 2014 included stock-based compensation expense of $44 million, $7 million related to amortization of acquired intangible assets, $14 million related to workforce rebalancing severance charges and $3 million related to other expenses. In the first quarter of 2014, workforce rebalancing charges were incurred as part of our ongoing transformation and diversification strategy. All Other operating loss of $106 million in the first six months of 2013 included net restructuring and other special charges of $52 million, stock-based compensation expense of $44 million and $9 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 82% in the second quarter of 2014, 93% in the second quarter of 2013 and 81% in the first quarter of 2014. The decrease in international sales as a percentage of net revenue in the second quarter of 2014 and the first quarter of 2014 compared to the second quarter of 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SoC products.

International sales as a percentage of net revenue were 81% in the first six months of 2014 and 92% in the first six months of 2013. The decrease in international sales as a percentage of net revenue in the first six months of 2014 compared to the first six months of 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SoC products.

We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2014	March 29, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions except for percentages)
Cost of sales	$943	$910	$702	$1,853	$1,345
Gross margin	498	487	459	985	904
Gross margin percentage	35%	35%	40%	35%	40%
Research and development	277	279	308	556	620
Marketing, general and administrative	154	156	171	310	350
Amortization of acquired intangible assets	4	3	4	7	9
Restructuring and other special charges, net	—	—	5	—	52
Interest income	—	1	2	1	3
Interest expense	(46)	(47)	(42)	(93)	(86)
Other expense, net	(49)	(21)	(2)	(70)	(5)
Provision for income taxes	4	2	3	6	5

Gross Margin

Gross margin as a percentage of net revenue was 35% in the second quarter of 2014 compared to 40% in the second quarter of 2013. Gross margin in the second quarter of 2014 was impacted by the lower average gross margins in our Graphics and Visual Solutions segment primarily driven by lower margin semi-custom SoC products, which we began shipping in the second quarter of 2013, partially offset by gross margin improvement in our Computing Solution segment primarily due to improved product mix in our microprocessor products. In addition, gross margin in the second quarter of 2013 included a $11 million benefit from sales of previously reserved inventory in the third quarter of 2012, which accounted for one gross margin percentage point as compared to $3 million in the second quarter of 2014 which had a less than one percentage point impact.

Gross margin as a percentage of net revenue of 35% in the second quarter of 2014 remained flat compared to gross margin as a percentage of net revenue in the first quarter of 2014. Gross margin in the first quarter of 2014 included a $4 million benefit from sales of previously reserved inventory in the third quarter of 2012, as compared to a similar $3 million benefit in the second quarter of 2014.

Gross margin as a percentage of net revenue was 35% in the first six months of 2014 compared to 40% in the first six months of 2013. Gross margin in the first six months of 2014 was impacted by the lower average gross margins in our Graphics and Visual Solutions segment primarily driven by lower margin semi-custom SoC products, which we began shipping in the second quarter of 2013, partially offset by gross margin improvement in our Computing Solutions segment primarily due to improved product mix. In addition, gross margin in the first six months of 2013 included a $31 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point as compared to $7 million in the first six months of 2014 which had a less than one percentage point impact.

Expenses

Research and Development Expenses

Research and development expenses of $277 million in the second quarter of 2014 decreased by $31 million, or 10%, compared to $308 million in the second quarter of 2013. The decrease was primarily due to a $35 million decrease in research and development expenses attributable to our Computing Solutions segment as a result of a $33 million decrease in product engineering and design costs.

Research and development expenses of $277 million in the second quarter of 2014 remained relatively flat as compared to $279 million in the first quarter of 2014.

Research and development expenses of $556 million in the first six months of 2014 decreased by $64 million, or 10%, compared to $620 million in the first six months of 2013. The decrease was primarily due to a $74 million decrease in research and development expenses attributable to our Computing Solutions segment primarily driven by a $71 million decrease in product engineering and design costs, partially offset by a $9 million increase in the All Other category related to workforce rebalancing severance charge recorded in the first quarter of 2014.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $154 million in the second quarter of 2014 decreased by $17 million, or 10%, compared to $171 million in the second quarter of 2013. The decrease was primarily due to a $33 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $12 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $24 million decrease in sales and marketing activities and a $10 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to an $8 million increase in other general and administrative expense and a $3 million increase in sales and marketing activities.

Marketing, general and administrative expenses of $154 million in the second quarter of 2014 remained relatively flat as compared to $156 million in the first quarter of 2014.

Marketing, general and administrative expenses of $310 million in the first six months of 2014 decreased by $40 million, or 11%, compared to $350 million in the first six months of 2013. The decrease was primarily due to a $72 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by a $23 million increase in marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment and a $5 million increase in the All Other category related to workforce rebalancing severance charge recorded in the first quarter of 2014. Marketing, general and administrative expenses attributable to our Computing Solutions segment decreased primarily due to a $47 million decrease in sales and marketing activities and a $23 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Graphics and Visual Solutions segment increased primarily due to a $14 million increase in other general and administrative expenses and a $6 million increase in sales and marketing activities.

Interest Expense

Interest expense of $46 million in the second quarter of 2014 increased by $4 million compared to $42 million in the second quarter of 2013, primarily due to the timing of the issuance of new debt and repurchases of other debt.

Interest expense of $46 million in the second quarter of 2014 was relatively flat compared to $47 million in the first quarter of 2014.

Interest expense of $93 million in the first six months of 2014 increased by $7 million compared to $86 million in the first six months of 2013, primarily due to the timing of the issuances of new debt and repurchases of other debt.

Other Expense, Net

Other expense, net, of $49 million in the second quarter of 2014 increased compared to $2 million of other expense, net, in the second quarter of 2013 and $21 million of other expense, net, in the first quarter of 2014. In the second quarter of 2014, we recorded a $49 million loss from debt repurchases. In the first quarter of 2014, we recorded a $15 million loss from debt repurchases and a $4 million loss from fluctuations of foreign currency exchange rates.

Other expense, net, of $70 million in the first six months of 2014 increased compared to $5 million of other expense, net, in the first six months of 2013, primarily as a result of a $64 million loss from debt repurchases and $5 million loss from fluctuations of foreign currency exchange rates in the first six months of 2014.

Income Taxes

In the second quarter of 2014, we recorded an income tax provision of $4 million, consisting of $5 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and

Canadian tax credits. For the six months ended June 28, 2014, we recorded an income tax provision of $6 million arising from $8 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits.

In the second quarter of 2013, we recorded an income tax provision of $3 million, consisting of $3 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $1 million of tax benefits from Canadian tax credits and the monetization of U.S. tax credits. For the six months ended June 29, 2013, we recorded an income tax provision of $5 million arising from $5 million of foreign taxes in profitable locations and $2 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $2 million of tax benefits for Canadian tax credits and monetization of U.S. tax credits.

As of June 28, 2014, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at June 28, 2014, in our estimate, is not more likely than not to be achieved.

Our total gross unrecognized tax benefits as of June 28, 2014 were $62 million. We currently expect to reduce our unrecognized tax benefits by approximately $31 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended			Six Months Ended
	June 28, 2014	March 29, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Cost of sales	$1	$1	$1	$2	$3
Research and development	11	12	10	23	23
Marketing, general and administrative	9	10	9	19	18

Stock-based compensation expense, net of tax of $0	$21	$23	$20	$44	$44

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $21 million in the second quarter of 2014 remained relatively flat as compared to $20 million in the second quarter of 2013 and $23 million in the first quarter of 2014.

Stock-based compensation expense of $44 million in the first six months of 2014 remained flat as compared to $44 million in the first six months of 2013.

FINANCIAL CONDITION

Liquidity

As of June 28, 2014, our cash, cash equivalents and marketable securities of $948 million were lower compared to $1.2 billion as of December 28, 2013. The decrease was primarily due to the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012 and the timing of sales and related collections. During the six months ending June 28, 2014, we also used $44 million for purchases of property, plant and equipment. Also, during the three months ended June 28, 2014, we reclassified $45 million of our marketable securities that were previously classified as long-term to short-term. The percentage of cash, cash equivalents and marketable securities held domestically was 87% as of June 28, 2014.

Our debt and capital lease obligations as of June 28, 2014 were $2.2 billion. During the second quarter of 2014, we issued $500 million of 7.00% Notes. We also repurchased and redeemed the remaining $452 million in aggregate principal amount of our 8.125% Notes for $480 million in cash.

During the first quarter of 2014, we issued $600 million of 6.75% Senior Notes due 2019 (6.75% Notes). We also repurchased $423 million in aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) pursuant to a partial tender offer for $460 million in cash, $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million in cash and $48 million in aggregate principal amount of our 8.125% Notes pursuant to a partial tender offer for $51 million in cash.

We believe our cash, cash equivalents and marketable securities balance along with our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next twelve months. We believe that in the event we decide to obtain external funding, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available on terms favorable to us or at all.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, as amended, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past and may in the future adversely impact our business. If market conditions deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Operating Activities

Net cash used in operating activities was $232 million in the first six months of 2014. A net loss of $56 million was adjusted for non-cash charges consisting primarily of $106 million of depreciation and amortization expense, $64 million net loss on debt redemptions related to our 6.00% Notes and 8.125% Notes, $44 million of employee stock-based compensation expense and $9 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of June 28, 2014 compared to December 28, 2013 included an increase in prepaid expense and other assets of $84 million, primarily due to prepayments to GF of $70 million, an increase in inventories of $76 million (primarily driven by increased levels of the latest 28nm microprocessor products and lower unit shipments to channel distributors) and an increase in accounts receivable of $40 million, which was primarily due to timing of sales and collections. Accounts payable, accrued liabilities and other decreased by $126 million during the first six months of 2014, primarily due to a $46 million decrease in accrued compensation and benefits, a $45 million decrease in accrued and other liabilities (primarily driven by software and technology licenses payments of $43 million) and a decrease in marketing accruals of $24 million, partially offset by an increase in accrued interest expense of $10 million and an increase in deferred revenue of $12 million, a $27 million decrease in deferred income on shipments to our distributor customers and an $8 million decrease in accounts payable driven by timing of purchases and payments. Payable to GF, which included all amounts we owe to GF, decreased by $69 million during the first six months of 2014. The decrease was primarily due to the final $200 million payment to GF made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase in accounts payable to GF due to timing of payment.

Net cash used in operating activities was $190 million in the first six months of 2013. A net loss of $220 million was adjusted for non-cash charges consisting primarily of $125 million of depreciation and amortization expense, a $47 million net loss on disposal of property, plant and equipment, $44 million of employee stock-based compensation expense and $12 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of June 29, 2013 compared to December 29, 2012 included an increase in inventories of $149 million, primarily due to the ramp of semi-custom products and new products for the traditional PC market, an increase in prepaid expenses and other current assets of $42 million (primarily driven by an increase in non-trade receivables of $27 million and new maintenance contracts of $29 million, partially offset by a periodic amortization of the maintenance contracts of $14 million), an increase in accounts receivable of $39 million (primarily driven by timing of sales and collections during the first six months of 2013) and an increase in other assets of $33 million. During the first six months of 2013, accounts payable, accrued liabilities and other increased by $103 million primarily due to a $124 million increase in accounts payable (primarily driven by timing of purchases and payments), a $21 million increase in deferred income on shipments to our distributor customers and a $9 million increase in accrued compensation and benefits, partially offset by a $34 million decrease in accrued and other current liabilities and a $17 million decrease in other liabilities. Payable to GF, which included all amounts we owe to GF, decreased by $40 million. The decrease was due to payments of $215 million related to our take-or-pay obligation to GF, offset by an increase of $175 million in the amount of billings related to wafer purchases.

Investing Activities

Net cash used in investing activities was $174 million in the first six months of 2014, which consisted of a net cash outflow of $130 million from purchases, sales and maturity of available for sale securities and a cash outflow of $44 million for purchases of property, plant and equipment.

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

Financing Activities

Net cash provided by financing activities was $40 million in the first six months of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million and our 7.00% Notes of $491 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Notes and $2 million in payments for capital lease obligations. During the first six months of 2014, we also received $2 million in net proceeds from U.S. government grants for research and development activities and $2 million from the exercise of employee stock options.

Net cash provided by financing activities was $2 million in the first six months of 2013 primarily due to $2 million in net proceeds from U.S. government grants for research and development activities and $2 million from the exercise of employee stock options, offset by payments of capital lease obligations of $2 million.

During the first six months of 2014 and 2013, we did not realize any excess tax benefit related to employee stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of June 28, 2014, and is supplemented by the discussion following the table:

	Payments due by period as of June 28, 2014
(In millions)	Total	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
6.00% Notes (1)	$42	$—	$42	$—	$—	$—	$—
6.75% Notes	600	—	—	—	—	—	600
7.75% Notes	500	—	—	—	—	—	500
7.50% Notes	500	—	—	—	—	—	500
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	55	55	—	—	—	—	—
Other long-term liabilities	88	—	19	39	29	—	1
Aggregate interest obligation (2)	1,155	79	156	154	154	154	458
Capital lease obligations (3)	15	3	5	6	1	—	—
Operating leases	360	30	52	43	40	39	156
Purchase obligations (4)	679	603	66	5	3	2	—
Obligations to GF (5)	759	759	—	—	—	—	—

Total contractual obligations	$5,253	$1,529	$340	$247	$227	$195	$2,715

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.

(2)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations and our senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit). Also excludes non-cash amortization of debt discounts on our 6.00% Notes.

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

During the first quarter of 2014, we repurchased $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, we repurchased a portion of our 6.00% Notes through a partial tender offer. We repurchased $423 million aggregate principal amount of our 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. We incurred a total loss of $10 million in connection with the foregoing repurchases of our 6.00% Notes. As of June 28, 2014, the outstanding aggregate principal amount of our 6.00% Notes was $42 million, and the remaining carrying value was $41 million, net of a debt discount of $1 million. The remaining $41 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the condensed consolidated balance sheet as of June 28, 2014.

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

During the second quarter of 2014, we repurchased and redeemed the remaining $452 million in aggregate principal amount of our 8.125% Notes for $480 million in cash, which included payment of accrued and unpaid interest of $7 million. We incurred a total loss of $49 million in connection with the foregoing repurchase and redemption of our 8.125% Notes. As of June 28, 2014, we did not have any 8.125% Notes outstanding.

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

At any time before March 1, 2017, we may redeem up to 35% of the aggregate principal amount of our 6.75% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 106.75% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time before March 1, 2019, we may redeem some or all of our 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

As of June 28, 2014, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.

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

At any time before August 1, 2015, we may redeem some or all of our 7.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.75% Indenture).

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

As of June 28, 2014, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

At any time before August 15, 2022, we may redeem up to 35% of the aggregate principal amount of our 7.50% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 107.5% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time before August 15, 2022, we may redeem some or all of our 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.50% Indenture).

As of June 28, 2014, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

7.00% Senior Notes Due 2024

On June 16, 2014, we issued $500 million of 7.00% Notes. The 7.00% Notes are our general unsecured senior obligations. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between us and Wells Fargo Bank, National Association, as trustee.

At any time before July 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 7.00% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 107.000% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. Prior to July 1, 2019, we may redeem some or all of the 7.00% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.00% Indenture).

Starting July 1, 2019, we may redeem our 7.00% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on July 1, 2019 through June 30, 2020	103.500%
Beginning on July 1, 2020 through June 30, 2021	102.333%
Beginning on July 1, 2021 through June 30, 2022	101.167%
On July 1, 2022 and thereafter	100.000%

As of June 28, 2014, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire our 6.00% Notes, 6.75% Notes, 7.00% Notes, 7.50% Notes and 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Secured Revolving Line of Credit

On November 12, 2013, we and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement (the Loan Agreement) for a senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit) with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under our Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.

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

At June 28, 2014, our Secured Revolving Line of Credit had an outstanding loan balance of $55 million, with an interest rate of 2.75%, and up to $445 million remained available for future borrowings. As of June 28, 2014, we were in compliance with all required covenants stated in the Loan Agreement, and we were not in a Domestic Cash Trigger Period.

The agreements governing our 6.00% Notes, 6.75% Notes, 7.00% Notes, 7.50% Notes and 7.75% Notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable, which would have a material adverse effect on us.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $87 million of payments due under certain software and technology licenses that will be paid through 2017 and $1 million of payments related to employee compensation and benefit obligations that will be paid through 2019 and beyond.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of June 28, 2014, primarily consisted of $21 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013. Deferred rent related to our facilities in Sunnyvale, California of $7 million and accruals related to facility consolidation and site closure costs under our 2012 restructuring plan of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $4 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.

Capital Lease Obligations

As of June 28, 2014, we had aggregate outstanding capital lease obligations of $14 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 28, 2014 were $360 million, including $304 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, and Singapore.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of June 28, 2014, total non-cancelable purchase obligations were $679 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF through December 31, 2014. As of June 28, 2014, we currently estimate the remaining contractual obligations to GF will be $759 million through December 31, 2014. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of June 28, 2014, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2013.

There have not been any material changes in market risk since December 28, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 28, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, GF has relied on Mubadala Technology Investments LLC (Mubadala Tech), formerly known as Advanced Technology Investment Company, for its funding needs. If Mubadala Tech fails to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us could be materially adversely affected.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that the consumer PC market will continue to remain challenging. The goal of our long-term strategy is to derive approximately 50% of our revenue from high growth adjacent markets by the end of 2015. As part of our long-term business strategy, effective as of July 1, 2014, we realigned our organizational structure to create a Computing and Graphics Business Group and an Enterprise, Embedded and Semi-Custom Business Group. However, if demand for products from high growth adjacent markets is below our expectations or if we are not able to improve cost or operational efficiencies of this business model, we may not realize benefits from our long-term business strategy. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategy or meet competitive challenges.

Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. For example, in our first quarter of 2014, we began sampling “Seattle,” our first 64-bit ARM server processor and in May 2014, we announced a 64-bit ARM architectural license for the development of custom high-performance cores for high-growth adjacent markets. We cannot assure you that our new strategic direction, including our efforts to address markets beyond our core PC market and our efforts to create ARM-based products will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

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

Our total debt as of June 28, 2014 was $2.2 billion, which reflects the debt discount adjustment on our 6.00% Notes.

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

The indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes contain various covenants which limit our ability to, among other things:

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

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes, 6.75% Notes and 6.00% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes, 6.75% Notes or 6.00% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state-of-the-art visual experience), power consumption (including battery life), reliability, selling price, processor clock speed, size (or form factor), cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability and brand awareness.

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. With the introduction of our APU products and other competing solutions, we believe that demand for additional discrete graphic cards may decrease in the future due to both the improvement of the quality of our competitor’s integrated graphics and the graphics performance of our APUs. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.

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

Collectively, our top five customers accounted for approximately 60% of our net revenue in the second quarter of 2014. On a segment basis, during the second quarter of 2014, five customers accounted for approximately 56% of the net revenue of our Computing Solutions segment and five customers accounted for approximately 81% of the net revenue of our Graphics and Visual Solutions segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize to support our microprocessor, GPU and APU offerings. We also rely on our add-in-boards (AIBs) to support our GPU and APU businesses. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of June 28, 2014, $55 million was outstanding under our Secured Revolving Line of Credit and $2.1 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

The growth of our business is also dependent on continued demand for our products from high-growth adjacent emerging global markets. Our ability to be successful in such markets depends in part on our ability to establish adequate local infrastructure, as well as our ability to cultivate and maintain local relationships in these markets. If demand from these markets is below our expectations, sales of our products may decrease, which would have a material adverse effect on us.

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

Our reliance on third-party distributors and AIB partners subjects us to certain risks.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% in the second quarter of 2014. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

Recent U.S. legislation includes disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free,” and if we cannot satisfy these customers, they may choose a competitor’s products. In May 2014, Intel reported that all of its client microprocessor and chipset products are “conflict free.”

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

ITEM 6.	EXHIBITS

4.1	Indenture governing 7.00% Senior Notes due 2024, including the Form of 7.00% Senior Note due 2024, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated June 16, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated June 16, 2014, is hereby incorporated by reference.

10.1	Outside Director Equity Compensation Policy, amended and restated as of May 8, 2014.

10.2	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.1 to AMD’s Registration Statement on Form S-8 filed with the SEC on May 15, 2014, is hereby incorporated by reference.

10.3	Registration Rights Agreement, between Advanced Micro Devices, Inc. and J.P. Morgan Securities LLC, dated June 16, 2014, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 16, 2014, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

July 31, 2014	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer