Form 10-Q/A
period 2014-03-29
ADVANCED MICRO DEVICES INC
filed 2014-08-12
CIK 2488

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of August 11, 2014: 767,907,043

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Advanced Micro Devices, Inc. (“AMD”) for the fiscal quarter ended March 28, 2014, which was originally filed on May 1, 2014 (the “Original Filing”). AMD is filing this Amendment Filing solely for the purpose of re-filing Exhibit 10.1 thereto in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Wafer Supply Agreement Amendment No. 4, dated as of March 30, 2014, by and among AMD, GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc.

This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibit 10.1.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

4.1**	Indenture governing 6.75% Senior Notes due 2019, including the Form of 6.75% Senior Note due 2019, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated February 26, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 26, 2014, is hereby incorporated by reference.

10.1*	Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014.

10.2**	Registration Rights Agreement, between Advanced Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated February 26, 2014, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated February 26, 2014, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ADVANCED MICRO DEVICES, INC.

Date: August 12, 2014	By:	/s/ Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer