Form 10-Q
period 2014-09-27
ADVANCED MICRO DEVICES INC
filed 2014-10-30
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of October 27, 2014: 775,340,409

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions, except per share amounts)
Net revenue	$1,429	$1,461	$4,267	$3,710
Cost of sales	935	940	2,788	2,285

Gross margin	494	521	1,479	1,425
Research and development	278	288	834	908
Marketing, general and administrative	150	155	460	505
Amortization of acquired intangible assets	3	5	10	14
Restructuring and other special charges (gains), net	—	(22)	—	30

Operating income (loss)	63	95	175	(32)
Interest income	1	1	2	4
Interest expense	(43)	(47)	(136)	(133)
Other income (expense), net	(2)	2	(72)	(3)

Income (loss) before income taxes	19	51	(31)	(164)
Provision for income taxes	2	3	8	8

Net Income (loss)	$17	$48	$(39)	$(172)

Net income (loss) per share
Basic	$0.02	$0.06	$(0.05)	$(0.23)
Diluted	$0.02	$0.06	$(0.05)	$(0.23)
Shares used in per share calculation:
Basic	770	757	765	753
Diluted	785	764	765	753

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Net income (loss)	$17	$48	$(39)	$(172)

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $(1), $0, $0 and $(2)	(3)	3	(3)	—
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of zero	1	1	4	1

Total other comprehensive income (loss)	(2)	4	1	1

Total comprehensive income (loss)	$15	$52	$(38)	$(171)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 27, 2014	December 28, 2013*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$640	$869
Marketable securities	298	228
Accounts receivable, net of allowances of $0 and $0	973	832
Inventories, net	897	884
Prepaid expenses and other current assets	212	71

Total current assets	3,020	2,884
Long-term marketable securities	—	90
Property, plant and equipment, net	328	346
Acquisition related intangible assets, net	69	78
Goodwill	553	553
Other assets	355	386

Total assets	$4,325	$4,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$102	$60
Accounts payable	498	519
Payable to GLOBALFOUNDRIES	317	364
Accrued and other current liabilities	555	530
Deferred income on shipments to distributors	94	145

Total current liabilities	1,566	1,618
Long-term debt	2,106	1,998
Other long-term liabilities	118	177
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 27, 2014 and December 28, 2013; shares issued: 787 shares on September 27, 2014 and 735 shares on December 28, 2013; shares outstanding: 775 shares on September 27, 2014 and 725 shares on December 28, 2013	8	7
Additional paid-in capital	6,928	6,894
Treasury stock, at cost (12 shares on September 27, 2014 and 10 shares on December 28, 2013)	(118)	(112)
Accumulated deficit	(6,282)	(6,243)
Accumulated other comprehensive loss	(1)	(2)

Total stockholders’ equity	535	544

Total liabilities and stockholders’ equity	$4,325	$4,337

*	Amounts were derived from the December 28, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(In millions)
Cash flows from operating activities:
Net loss	$(39)	$(172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	182
Net loss on disposals of property, plant and equipment	—	30
Stock-based compensation expense	65	67
Non-cash interest expense	11	18
Loss on debt redemptions	64	—
Other	(9)	1
Changes in operating assets and liabilities:
Accounts receivable	(144)	(242)
Inventories	(14)	(360)
Prepaid expenses and other assets	(156)	(85)
Payable to GLOBALFOUNDRIES	(47)	41
Accounts payable, accrued liabilities and other	(100)	351

Net cash used in operating activities	(214)	(169)

Cash flows from investing activities:
Purchases of available-for-sale securities	(646)	(985)
Purchases of property, plant and equipment	(73)	(63)
Proceeds from sales and maturities of available-for-sale securities	664	969
Proceeds from sale of property, plant and equipment	—	238

Net cash provided by (used in) investing activities	(55)	159

Cash flows from financing activities:
Proceeds from issuance of common stock	4	3
Proceeds from borrowings, net	1,080	—
Net proceeds from grants	5	6
Repayments of long-term debt and capital lease obligations	(1,043)	(4)
Other	(6)	(1)

Net cash provided by financing activities	40	4

Net decrease in cash and cash equivalents	(229)	(6)

Cash and cash equivalents at beginning of period	869	549

Cash and cash equivalents at end of period	$640	$543

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 27, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 27, 2014 and September 28, 2013 each consisted of 13 and 39 weeks, respectively.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Change to Prior Period Information. During the third quarter of 2014, the Company realigned its organizational structure. As a result of this organizational change, beginning in third quarter of 2014, the Company is reporting its financial statements based on the new segments described in Note 8 - Segment Reporting with no other impact on the Company’s condensed consolidated financial statements. All prior-period amounts have been adjusted retrospectively to reflect the Company’s reportable segment changes.

Impairment of Goodwill. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets,” the Company applies a fair value based impairment test to the net book value of goodwill as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step of the impairment test is to compare the fair value of each reporting unit to its carrying value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

The Company’s realignment of its organizational structure, effective July 1, 2014, caused a change in the composition of its reportable segments and reporting units. This represented a change in circumstance requiring an interim goodwill impairment analysis and the reassignment of the goodwill to the new reporting units using a relative fair value approach. The Company completed this goodwill impairment analysis during the third quarter of 2014. For purposes of this analysis, the Company’s estimates of fair value were based on the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows. The Company determined that each reporting unit’s estimated fair value exceeded its carrying value, indicating that there was no goodwill impairment. The Company will perform its annual goodwill impairment as of the first day of the fourth quarter of 2014.

Recently Issued Accounting Standards

Disclosure of Going Concern Uncertainties. In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its condensed consolidated financial statements.

Share-Based Payments with Performance Targets. In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be

Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target be treated as a performance condition if it affects vesting and could be achieved after the requisite service period is rendered. ASU 2014-12 will be effective in the first quarter of 2016, with early adoption permitted. The Company may use either of two methods: (i) prospective application to all awards granted or modified after the effective date or (ii) retrospective application to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2014-12 on its condensed consolidated financial statements and has not yet determined which method it will apply.

Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of 2017 and early adoption is not permitted. The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its condensed consolidated financial statements and has not yet determined which approach it will apply.

NOTE 2. GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES Inc. (GF).

Third Amendment to Wafer Supply Agreement. On December 6, 2012, the Company entered into a third amendment to the WSA. Pursuant to the third amendment, the Company modified its wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, the Company agreed to certain pricing and other terms of the WSA applicable to wafers for its microprocessor and accelerated processing unit (APU) products to be delivered by GF to the Company from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of the Company’s wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, the Company agreed to pay GF a fee of $320 million. As a result, the Company recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

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

The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 27, 2014 and September 28, 2013 were $290 million and $221 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 27, 2014 and September 28, 2013 were $843 million and $746 million, respectively.

At September 27, 2014, the Company had prepayments to GF of $128 million related to wafer purchases, which were included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

The Company currently estimates that its wafer purchase obligation from GF will be approximately $1.2 billion for the 2014 calendar year. The Company is not able to meaningfully quantify or estimate its purchase obligations to GF beyond December 31, 2014, but it expects that its future purchases from GF will continue to be material.

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

During the second quarter of 2014, the Company repurchased and redeemed the remaining $452 million in aggregate principal amount of the 8.125% Notes for $480 million, which included payment of accrued and unpaid interest of $7 million. The Company incurred a total loss of $49 million in connection with the foregoing repurchase and redemption of the 8.125% Notes. As of the end of the second quarter of 2014, the Company did not have any 8.125% Notes outstanding.

6.00% Convertible Senior Notes Due 2015

During the first quarter of 2014, the Company repurchased $64 million in aggregate principal amount of its 6.00% Convertible Senior Notes due 2015 (6.00% Notes) in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, the Company repurchased a portion of the 6.00% Notes through a partial tender offer. The Company repurchased $423 million aggregate principal amount of the 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchases of the 6.00% Notes. As of September 27, 2014, the outstanding aggregate principal amount and remaining carrying value of the 6.00% Notes were $42 million. The remaining $42 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the condensed consolidated balance sheet as of September 27, 2014.

The agreements governing the Company’s 6.00% Notes, 6.75% Notes, 7.00% Notes, 7.50% Senior Notes due 2022 (7.50% Notes), 7.75% Senior Notes due 2020 (7.75% Notes) and the Company’s senior secured asset based line of credit for a principal amount of up to $500 million (Secured Revolving Line of Credit) contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable, which would have a material adverse effect on us.

Subsequent to September 27, 2014, the Company repurchased $50 million in principal amount of its 7.75% Notes and $17 million in principal amount of the 7.50% Notes.

NOTE 4. Supplemental Balance Sheet Information

Inventories

	September 27, 2014	December 28, 2013
	(In millions)
Raw materials	$36	$30
Work in process	648	727
Finished goods	213	127

Total inventories, net	$897	$884

Prepaid Expenses and Other Current Assets

	September 27, 2014	December 28, 2013
	(In millions)
Prepayments to GF	$128	$—
Other prepaid expenses and other current assets	84	71

Total prepaid expenses and other current assets	$212	$71

Property, Plant and Equipment

	September 27, 2014	December 28, 2013
	(In millions)
Land and land improvements	$4	$3
Buildings and leasehold improvements	252	246
Equipment	1,450	1,466
Construction in progress	34	18

	1,740	1,733
Accumulated depreciation and amortization	(1,412)	(1,387)

Total property, plant and equipment, net	$328	$346

Other Assets

	September 27, 2014	December 28, 2013
	(In millions)
Software and technology licenses	$238	$280
Other	117	106

Total other assets	$355	$386

Accrued and Other Current Liabilities

	September 27, 2014	December 28, 2013
	(In millions)
Accrued compensation and benefits	$178	$186
Marketing programs and advertising expenses	132	150
Software and technology licenses payable	63	27
Other accrued and current liabilities	182	167

Total accrued and other current liabilities	$555	$530

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

The following table sets forth the components of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$17	$48	$(39)	$(172)
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	770	757	765	753
Effect of potentially dilutive shares:
Employee stock options, restricted stock and restricted stock units	15	7	—	—

Denominator for diluted net income (loss) per share	785	764	765	753

Net income (loss) per share:
Basic	$0.02	$0.06	$(0.05)	$(0.23)
Diluted	$0.02	$0.06	$(0.05)	$(0.23)

Potential shares from employee stock options, restricted stock and restricted stock units totaling 28 million and 53 million were not included in the net income per share calculations for the quarters ended September 27, 2014 and September 28, 2013, respectively, because their inclusion would have been anti-dilutive.

Potential shares from employee stock options, restricted stock and restricted stock units totaling 46 million and 61 million were not included in the net loss per share calculations for the nine months ended September 27, 2014 and September 28, 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 6. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

Financial instruments measured and recorded at fair value on a recurring basis as of September 27, 2014 and December 28, 2013 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
September 27, 2014
Cash	$362	$362	$—	$—
Level 1(1) (2)
Money market funds	$27	$27	$—	$—

Total level 1	$27	$27	$—	$—

Level 2(2) (3)
Commercial paper	$504	$251	$253	$—
Corporate bonds	45	—	45	—

Total level 2	$549	$251	$298	$—

Total	$938	$640	$298	$—

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
December 28, 2013
Cash	$429	$429	$—	$—
Level 1(1) (2)
Money market funds	$21	$19	$—	$2

Total level 1	$21	$19	$—	$2

Level 2(2) (3)
Commercial paper	$599	$421	$178	$—
Time deposits	50	—	50	—
Corporate bonds	88	—	—	88

Total level 2	$737	$421	$228	$88

Total	$1,187	$869	$228	$90

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.
(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and nine months ended September 27, 2014 or the year ended December 28, 2013.
(3)	The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments were valued using broker reports that utilize a third-party professional pricing service that gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validated, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long-term investments against the fair values of the portfolio balances of another third-party professional’s pricing service, other than that utilized by the brokers, that use a similar technique as the brokers to derive pricing as described above.

Available-for-sale securities held by the Company as of September 27, 2014 and December 28, 2013 consisted of money market funds, commercial paper, time deposits, corporate bonds and mutual funds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

In addition to those amounts presented above, at September 27, 2014 and December 28, 2013, the Company had approximately $18 million of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.

Also in addition to those amounts presented above, at September 27, 2014 and December 28, 2013, the Company had approximately $15 million and $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other Assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during the quarter and nine months ended September 27, 2014 or during the quarter ended September 28, 2013. During the nine months ended September 28, 2013, the Company did not realize any gain or loss on sales of available-for-sale securities of $14 million. The cost of securities sold is determined based on the specific identification method.

During the nine months ended September 27, 2014, the Company reclassified $45 million of its marketable securities that were previously classified as long-term to short-term. At September 27, 2014, the Company had no investments that were classified as long-term marketable securities. At December 28, 2013, $90 million of investments were classified as long-term marketable securities.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of September 27, 2014 were within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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

	September 27, 2014		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$97	$98	$55	$55
Long-term debt (excluding capital leases)	$2,100	$2,149	$1,986	$2,132

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

Hedging Transactions and Derivative Financial Instruments

Cash Flow Hedges

The following table shows the amount of gain (loss) included in accumulated other comprehensive income (loss), the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to contracts not designated as hedging instruments, which was allocated in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(3)	$3	$1	$(1)
Research and development	—	(1)	(2)	(1)
Marketing, general and administrative	(1)	—	(2)	—
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$1	$(2)	$(1)

The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued and other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	September 27, 2014	December 28, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(2)	$(3)
Contracts not designated as hedging instruments	$(1)	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of September 27, 2014 and December 28, 2013, the notional values of the Company’s outstanding foreign currency forward contracts were $211 million and $124 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of September 27, 2014, the Company’s outstanding contracts were in a net loss position of $3 million.

Fair Value Hedges

In the third quarter of 2014, the Company entered into fixed-to-floating interest rate swaps on a notional amount of $250 million to hedge a portion of the Company’s 6.75% Notes. The purpose of these swaps is to manage a portion of the Company’s exposure to interest rate risk by converting fixed rate interest payments to floating rate interest payments. The swaps effectively converted a portion of the fixed interest payments payable on the 6.75% Notes into variable interest payments based on LIBOR. The interest rate swaps are designated as a fair value hedge. Because the specific terms and notional amount of the swaps are intended to match the portion of the 6.75% Notes being hedged, it is assumed to be a highly effective hedge. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the 6.75% Notes. All changes in fair value of the swaps are recorded on the Company’s condensed consolidated balance sheets with no net impact to the Company’s condensed consolidated statements of operations.

The Company’s fair value hedge derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table shows the fair value amounts included in long-term other assets should the fair value hedge derivative contracts be in a gain position or included in other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	September 27, 2014	December 28, 2013
	(In millions)
Interest Rate Swap Contracts
Contracts designated as fair value hedging instruments	$(1)	$—

NOTE 7. Income Taxes

In the third quarter of 2014, the Company recorded an income tax provision of $2 million, consisting of $2 million of foreign taxes in profitable locations. For the nine months ended September 27, 2014, the Company recorded an income tax provision of $8 million, arising from $9 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits.

In the third quarter of 2013, the Company recorded an income tax provision of $3 million, consisting of $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income. For the nine months ended September 28, 2013, the Company recorded an income tax provision of $8 million, arising from $7 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $2 million of tax benefits for Canadian tax credits and monetization of U.S. tax credits.

As of September 27, 2014, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at September 27, 2014, in management’s estimate, is not more likely than not to be achieved.

The Company’s total gross unrecognized tax benefits as of September 27, 2014 were $61 million. The Company currently expects to reduce its unrecognized tax benefits by approximately $31 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

NOTE 8. Segment Reporting

Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. In connection with the Company’s continued strategic transformation, effective July 1, 2014, the Company realigned its organizational structure. As a result of this organizational change, the Company has the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, dense servers, semi-custom System-on-Chip (SoC) products, engineering services and royalties.

Effective October 8, 2014, Dr. Lisa T. Su became the Company’s Chief Executive Officer, succeeding Rory P. Read. This management change did not result in a change in the Company’s reportable segments or to the fact that the Chief Operating Decision Maker is the Chief Executive Officer.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, net, restructuring and other special charges (gains) and workforce rebalancing severance charges. The Company also reported the results of former businesses in the All Other category because the operating results were not material.

The following table provides a summary of net revenue and operating income (loss) by segment, the prior period results have been restated to reflect the Company’s new reportable segments:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Net revenue:
Computing and Graphics	$781	$925	$2,470	$2,832
Enterprise, Embedded and Semi-Custom	648	536	1,797	878

Total net revenue	$1,429	$1,461	$4,267	$3,710

Operating income (loss):
Computing and Graphics	$(17)	$9	$(20)	$(86)
Enterprise, Embedded and Semi-Custom	108	92	290	166
All Other	(28)	(6)	(95)	(112)

Total operating income (loss)	$63	$95	$175	$(32)

NOTE 9. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Cost of sales	$1	$1	$3	$4
Research and development	11	12	34	35
Marketing, general and administrative	9	10	28	28

Stock-based compensation expense, net of tax of $0	$21	$23	$65	$67

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value employee stock options are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected volatility	51.94%	57.98%	52.88%	58.71%
Risk-free interest rate	1.16%	1.05%	1.11%	0.75%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.86 years	3.83 years	3.86 years	3.83 years

For the quarters ended September 27, 2014 and September 28, 2013, the Company granted 5,562,000 and 4,647,000 employee stock options, respectively, with weighted average grant date fair value per share of $1.59 and $1.62, respectively. For the nine months ended September 27, 2014 and September 28, 2013, the Company granted 5,716,000 and 5,974,000 employee stock options, respectively, with weighted average grant date fair values per share of $1.59 and $1.52, respectively.

Restricted Stock and Restricted Stock Units

For the quarters ended September 27, 2014 and September 28, 2013, the Company granted 17,736,000 and 8,702,000 restricted stock units, respectively, with weighted average grant date fair values per share of $4.12 and $3.89, respectively. For the nine months ended September 27, 2014 and September 28, 2013, the Company granted 19,905,000 and 25,299,000 restricted stock units, respectively, with weighted average grant date fair values per share of $4.11 and $3.78, respectively.

Performance-based Restricted Stock Units

For the quarters ended September 27, 2014 and September 28, 2013, the Company granted 2,890,000 and 2,450,000 performance-based restricted stock units (the pRSUs), respectively, to senior executives of the Company. Each pRSU award reflects a target number of shares that may be issued to the award recipient, which may be adjusted based on the Company’s financial performance. The actual number of shares the recipient receives is determined at the end of the specified performance period based on the actual financial results achieved by the Company versus certain pre-established Company financial performance goals and total shareholder return (TSR) relative to the S&P 500 IT Sector over the same performance period. The Company estimates the fair value of the pRSUs using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The weighted-average grant date fair value per share of these pRSUs granted for the quarters ended September 27, 2014 and September 28, 2013 was $4.36 and $4.07, respectively. The following weighted-average assumptions, in addition to projections of market conditions, were used to measure the weighted-average fair value:

	Three Months Ended
	September 27, 2014	September 28, 2013
Expected volatility	46.68%	57.46%
Risk-free interest rate	0.24%	0.20%
Expected dividends	0.00%	0.00%
Expected life	1.39 years	1.44 years

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

Changes in the Company’s estimated liability for product warranty during the quarters and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Beginning balance	$19	$14	$17	$16
New warranties issued	6	7	22	19
Settlements	(9)	(6)	(28)	(17)
Changes in liability for pre-existing warranties, including expirations	3	—	8	(3)

Ending balance	$19	$15	$19	$15

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

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. Based upon information presently known to the Company’s management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the quarters and nine months ended September 27, 2014 and September 28, 2013.

	Three Months Ended
	September 27, 2014			September 28, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$—	$1	$—	$(6)	$(6)
Unrealized gains (losses) arising during the period, net of tax effects	—	(3)	(3)	—	3	3
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects	—	1	1	—	1	1

Total other comprehensive income (loss)	—	(2)	(2)	—	4	4

Ending balance	$1	$(2)	$(1)	$—	$(2)	$(2)

	Nine Months Ended
	September 27, 2014			September 28, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(3)	$(2)	$—	$(3)	$(3)
Unrealized gains (losses) arising during the period, net of tax effects	—	(3)	(3)	—	—	—
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects	—	4	4	—	1	1

Total other comprehensive income (loss)	—	1	1	—	1	1

Ending balance	$1	$(2)	$(1)	$—	$(2)	$(2)

NOTE 12. Subsequent Events

In October 2014, the Company announced a restructuring plan (the 2014 Restructuring Plan). Under the 2014 Restructuring Plan, the Company expects to reduce global headcount by approximately 7 percent, largely expected to be completed by the end of the fourth quarter of 2014, and to align its real estate footprint with its reduced headcount, largely expected to be completed by the end of first half of 2015.

The Company currently estimates that it will record a restructuring and impairment charge of approximately $57 million in the fourth quarter of 2014, primarily related to severance, and a restructuring charge of approximately $13 million in the first half of 2015, primarily related to real estate actions. The Company expects to make cash payments related to the 2014 Restructuring Plan of approximately $34 million in the fourth quarter of 2014 and approximately $20 million in the first half of 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; sales patterns of our semi-custom System-on-Chip products; consumer PC market conditions; the success of our transformation strategy; our ability to transform our business to attain revenue from high-growth markets; our restructuring plan announced in October 2014 (the 2014 Restructuring Plan), including the timing of actions implemented in connection with the 2014 Restructuring Plan and expected restructuring and impairment charges and cash payments; expected benefits of the 2014 Restructuring Plan and our transformation initiatives; the level of international sales as compared to total sales; our ability to reduce our unrecognized tax benefits over the next twelve months; that other unrecognized tax benefits will not materially change in the next 12 months; that our cash, cash equivalents and marketable securities balances and our senior secured asset based line of credit will be sufficient to fund our operations including capital expenditures over the next twelve months; our ability to obtain sufficient external financing on favorable terms, or at all; our dependence on a small number of customers; our hedging strategy; and our expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: the expected rate of market growth and demand for our products and technologies (and the mix thereof); GF’s manufacturing yields and wafer volumes; our expected market share; our expected product costs and average selling price; our overall competitive position and the competitiveness of our current and future products; our ability to introduce new products, consistent with our current roadmap; our ability to make additional investment in research and development and that such opportunities will be available; the expected demand for computers; and the state of credit markets and macroeconomic conditions. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact our plans; that we will require additional funding and may be unable to raise sufficient capital on favorable terms, or at all; that customers stop buying our products or materially reduce their operations or demand for our products; that we may be unable to develop, launch and ramp new products and technologies in the volumes that are required by the market at mature yields on a timely basis; that our third-party foundry suppliers will be unable to transition our products to advanced manufacturing process technologies in a timely and effective way or to manufacture our products on a timely basis in sufficient quantities and using competitive process technologies; that we will be unable to obtain sufficient manufacturing capacity or components to meet demand for our products or will not fully utilize our projected manufacturing capacity needs at GF’s microprocessor manufacturing facilities; that our requirements for wafers will be less than the fixed number of wafers that we agreed to purchase from GF or GF encounters problems that significantly reduce the number of functional die we receive from each wafer; that we are unable to successfully implement our long-term business strategy; that the completion and impact of the 2014 Restructuring Plan and our transformation initiatives could adversely affect us; that we inaccurately estimate the quantity or type of products that our customers will want in the future or will ultimately end up purchasing, resulting in excess or obsolete inventory; that we are unable to manage the risks related to the use of our third-party distributors and add-in-board (AIB) partners or offer the appropriate incentives to focus them on the sale of our products; that we may be unable to maintain the level of investment in research and development that is required to remain competitive; that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time; that global business and economic conditions will not improve or will worsen; that PC market conditions will not improve or will worsen; that demand for computers will be lower than currently expected; and the effect of political or economic instability, domestically or internationally, on our sales or supply chain.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 43 and the “Financial Condition” section beginning on page 33 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and processional graphics; and

•	server and embedded processors, dense servers, semi-custom System-on-Chip (SoC) products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and nine months ended September 27, 2014 compared to the quarter ended June 28, 2014 and the quarter and nine months ended September 28, 2013, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the third quarter of 2014 was $1.4 billion, relatively flat compared to the second quarter of 2014, and a 2 percent decrease compared to the third quarter of 2013. Net revenue in the third quarter of 2014 included net revenue of $27 million related to technology licensing. Compared to the second quarter of 2014, a 6 percent increase of Enterprise, Embedded and Semi-Custom net revenue was offset by a 6 percent decrease in Computing and Graphics segment net revenue. The increase in Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to higher revenue in connection with higher unit shipments of our semi-custom SoC products. Computing and Graphics segment net revenue decreased primarily due to lower unit shipments of our chipsets and GPU products. We believe that our Computing and Graphics segment results reflect the ongoing weakness in the consumer PC market.

Gross margin, as a percentage of net revenue, for the third quarter of 2014 was 35 percent, flat compared to the second quarter of 2014 and as compared to 36 percent in the third quarter of 2013. Gross margin in the third quarter of 2014 was favorably impacted by 2 percentage points as a result of the $27 million technology licensing revenue noted above. We continued to manage our operating expenses during the third quarter of 2014. Operating expenses were $431 million in the third quarter of 2014, compared to $435 million in the second quarter of 2014 and $426 million in the third quarter of 2013. Our cash, cash equivalents and marketable securities as of the end of the third quarter of 2014 were $938 million as compared to $948 million as of the end of the second quarter of 2014. Total debt as of the end of the third quarter of 2014 of $2.20 billion remained relatively flat as compared to the end of the second quarter of 2014.

During the third quarter of 2014, we continued to focus on our ongoing transformation to diversify our business. We launched new the AMD A10-7800 APU and the AMD A6-7800 APU in the third quarter of 2014. We designed the AMD A10-7800APU with HSA features and GCN architecture for system builders and the DIY market, and we designed the AMD A6-7800 APU for smaller form factor gaming and home theater PC systems. We also launched the AMD Radeon™ R9 285 graphics card designed for our enthusiast gamers. We expanded our AMD FirePro™ family of workstation graphics cards by introducing the AMD FirePro W2100, AMD FirePro W4100, AMD FirePro W5100 and AMD FirePro W7100 for entry-level workstation users. We also launched the AMD FirePro S9150 and AMD FirePro S9050 server cards designed specifically for intense compute workloads. In the third quarter of 2014, we made available the AMD Opteron™A1100-Series development kit, featuring our first 64-bit ARM®-based processor, formerly codenamed “Seattle” for software developers and integrators.

In October 2014, we announced a restructuring plan (the 2014 Restructuring Plan) designed to implement operational efficiencies and cost savings. Under the 2014 Restructuring Plan, we expect to reduce global headcount by approximately 7 percent, largely expected to be completed by the end of the fourth quarter of 2014. We intend to align our real estate footprint as a result of our reduced headcount, which we largely expect will be completed by the end of the first half of 2015.

GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).

Third Amendment to Wafer Supply Agreement. On December 6, 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified the wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our wafer purchase commitments for the fourth quarter of 2012. In consideration of this waiver, we agreed to pay GF a fee of $320 million. As a result, we recorded a lower of cost or market charge of $273 million for the write-down of inventory to its market value in the fourth quarter of 2012. The cash impact of this $320 million fee was paid over several quarters, with $80 million paid on December 28, 2012, $40 million paid on April 1, 2013 and $200 million paid on December 31, 2013.

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

Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 27, 2014 and September 28, 2013 were $290 million and $221 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 27, 2014 and September 28, 2013 were $843 million and $746 million, respectively. At September 27, 2014, we had prepayments to GF of $128 million related to wafer purchases, which were included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

We currently estimate that our wafer purchase obligation from GF will be approximately $1.2 billion for the 2014 calendar year. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

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

Management believes there have been no significant changes during the quarter and nine months ended September 27, 2014 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 28, 2013.

Our realignment of our organizational structure, effective July 1, 2014, caused a change in the composition of our reportable segments and reporting units. This represented a change in circumstance requiring an interim goodwill impairment analysis and reassignment of the goodwill to the new reporting units using a relative fair value approach. We completed this goodwill impairment analysis during the third quarter of 2014. For the purposes of this analysis, our estimates of fair value were based on the income approach, which estimates the fair value of our reporting units based on future discounted cash flows. We determined that each reporting unit’s estimated fair value exceeded its carrying value, indicating that there was no goodwill impairment. We will perform an annual goodwill impairment as of the first day of the fourth quarter of 2014 pursuant to our accounting policy. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. In connection with our continued strategic transformation, effective July 1, 2014, we realigned our organizational structure. As a result of this organizational change, we have the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete GPUs and professional graphics; and

•	the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, dense servers, semi-custom SoC products, engineering services and royalties.

Effective October 8, 2014, Dr. Lisa T. Su became our Chief Executive Officer, succeeding Rory P. Read. This management change did not result in a change in our reportable segments or to the fact that the Chief Operating Decision Maker is our Chief Executive Officer.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, net restructuring and other special charges (gains) and workforce rebalancing severance charges. We also reported the results of former businesses in the All Other category because the operating results were not material.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 27, 2014, June 28, 2014 and September 28, 2013 each consisted of 13 weeks. The nine months ended September 27, 2014 and September 28, 2013, each consisted of 39 weeks.

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

The following table provides a summary of net revenue and operating income (loss) by segment. The prior period results have been restated to reflect these new reportable segments.

	Three Months Ended			Nine Months Ended
	September 27, 2014	June 28, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Net revenue:
Computing and Graphics	$781	$828	$925	$2,470	$2,832
Enterprise, Embedded and Semi-Custom	648	613	536	1,797	878

Total net revenue	$1,429	$1,441	$1,461	$4,267	$3,710

Operating income (loss):
Computing and Graphics	$(17)	$(6)	$9	$(20)	$(86)
Enterprise, Embedded and Semi-Custom,	108	97	92	290	166
All Other	(28)	(28)	(6)	(95)	(112)

Total operating income (loss)	$63	$63	$95	$175	$(32)

Computing and Graphics

Computing and Graphics net revenue of $781 million in the third quarter of 2014 decreased by 16% compared to net revenue of $925 million in the third quarter of 2013 as a result of a 31% decrease in unit shipments, partially offset by a 22% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products for desktop and notebook PCs and chipsets due to challenging consumer PC market conditions and our chipsets being integrated into our APU products. The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessor products due to improved product mix in our microprocessor products for notebook PCs.

Computing and Graphics net revenue of $781 million in the third quarter of 2014 decreased by 6% compared to $828 million in the second quarter of 2014 as a result of an 8% decrease in unit shipments, partially offset by a 3% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our chipsets and our GPU products due to challenging consumer PC market conditions. The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessor products for notebook PCs due to improved product mix, partially offset by a decrease in average selling price of our GPU products primarily due to a decrease in the average selling price of our GPU desktop products.

Computing and Graphics net revenue of $2.5 billion in the first nine months of 2014 decreased by 13% compared to net revenue of $2.8 billion in the first nine months of 2013 as a result of a 26% decrease in unit shipments, partially offset by an 18% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products for desktop and notebook PCs and chipsets due to challenging consumer PC market conditions and lower unit shipments of our chipset products due to chipsets being integrated into our APU products. The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessor products, chipsets and GPU products due to improved product mix.

Computing and Graphics operating loss was $17 million in the third quarter of 2014 compared to operating income of $9 million in the third quarter of 2013. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $76 million decrease in cost of sales, a $34 million decrease in research and development expenses and an $8 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the third quarter of 2014 compared to the third quarter of 2013. Operating loss for the third quarter of 2014 included a $19 million benefit from technology licensing revenue. In addition, operating income for the third quarter of 2013 included a $19 million benefit from sales of previously reserved inventory in the third quarter of 2012. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing and Graphics operating loss was $17 million in the third quarter of 2014 compared to operating loss of $6 million in the second quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $29 million decrease in cost of sales, a $5 million decrease in research and development expenses and a $2 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the third quarter of 2014 compared to the second quarter of 2014. Operating loss for the third quarter of 2014 included a $19 million benefit from technology licensing revenue. In addition, operating loss for the second quarter of 2014 included a $3 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012.

Computing and Graphics operating loss was $20 million in the first nine months of 2014 compared to operating loss of $86 million in the first nine months of 2013. The improvement in operating results was primarily due to a $215 million decrease in cost of sales, a $136 million decrease in research and development expenses and a $77 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the first nine months of 2014 compared to the first nine months of 2013. Operating loss for the first nine months of 2014 included a $19 million benefit from technology licensing revenue. In addition, operating loss for the first nine months of 2013 included a $50 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $7 million benefit for the first nine months of 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Enterprise, Embedded and Semi-Custom

Enterprise, Embedded and Semi-Custom net revenue of $648 million in the third quarter of 2014 increased by 21% compared to net revenue of $536 million in the third quarter of 2013. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products, partially offset by a decrease in net revenue received in connection with lower unit shipments of our server products.

Enterprise, Embedded and Semi-Custom net revenue of $648 million in the third quarter of 2014 increased by 6% compared to net revenue of $613 million in the second quarter of 2014. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products.

Enterprise, Embedded and Semi-Custom net revenue of $1.8 billion in the first nine months of 2014 increased by 105% compared to net revenue of $878 million in the first nine months of 2013. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products, which we began shipping in the second quarter of 2013, partially offset by a decrease in net revenue in connection with lower unit shipments of server products.

Enterprise, Embedded and Semi-Custom operating income was $108 million in the third quarter of 2014 compared to operating income of $92 million in the third quarter of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $70 million increase in cost of sales, a $23 million increase in research and development expenses and a $3 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in the third quarter of 2014 compared to the third quarter of 2013. In addition, operating income for the third quarter of 2014 included an $8 million benefit from technology licensing revenue. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Enterprise, Embedded and Semi-Custom operating income was $108 million in the third quarter of 2014 compared to operating income of $97 million in the second quarter of 2014. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $19 million increase in cost of sales and a $5 million increase in research and development expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in the third quarter of 2014 compared to the second quarter of 2014. In addition, operating income for the third quarter of 2014 included an $8 million benefit from technology licensing revenue.

Enterprise, Embedded and Semi-Custom operating income was $290 million in the first nine months of 2014 compared to operating income of $166 million in the first nine months of 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $720 million increase in cost of sales, a $53 million increase in research and development expenses and a $22 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in the first nine months of 2014 compared to the first nine months of 2013. In addition, operating income for the first nine months of 2014 included an $8 million benefit from interface technology license revenue. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

All Other

All Other operating loss of $28 million in the third quarter of 2014 included stock-based compensation expense of $21 million, $4 million related to other expenses and $3 million related to amortization of acquired intangible assets. All Other operating loss of $6 million in the third quarter of 2013 included stock-based compensation expense of $23 million and $5 million related to amortization of acquired intangible assets, offset by net restructuring and other special gains of $22 million. All Other operating loss of $28 million in the second quarter of 2014 included stock-based compensation expense of $21 million, $4 million related to amortization of acquired intangible assets and $3 million related to other expenses.

All Other operating loss of $95 million in the first nine months of 2014 included stock-based compensation expense of $65 million, $14 million related to workforce rebalancing severance charges, $10 million related to amortization of acquired intangible assets and $6 million related to other expenses. In the first quarter of 2014, workforce rebalancing charges were incurred as part of our ongoing transformation and diversification strategy. All Other operating loss of $112 million in the first nine months of 2013 included stock-based compensation expense of $67 million, net restructuring and other special charges of $30 million and $14 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 82% in the third quarter of 2014, the third quarter of 2013 and the second quarter of 2014.

International sales as a percentage of net revenue were 82% in the first nine months of 2014 and 88% in the first nine months of 2013. The decrease in international sales as a percentage of net revenue in the first nine months of 2014 compared to the first nine months of 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SoC products.

We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2014	June 28, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions except for percentages)
Cost of sales	$935	$943	$940	$2,788	$2,285
Gross margin	494	498	521	1,479	1,425
Gross margin percentage	35%	35%	36%	35%	38%
Research and development	278	277	288	834	908
Marketing, general and administrative	150	154	155	460	505
Amortization of acquired intangible assets	3	4	5	10	14
Restructuring and other special charges (gain), net	—	—	(22)	—	30
Interest income	1	—	1	2	4
Interest expense	(43)	(46)	(47)	(136)	(133)
Other income (expense), net	(2)	(49)	2	(72)	(3)
Provision for income taxes	2	4	3	8	8

Gross Margin

Gross margin as a percentage of net revenue was 35% in the third quarter of 2014 compared to 36% in the third quarter of 2013. Gross margin in the third quarter of 2014 included a $27 million benefit from technology licensing revenue, which accounted for two gross margin percentage points. Gross margin in the third quarter of 2013 included a $19 million benefit from sales of previously reserved inventory in the third quarter of 2012, which accounted for one gross margin percentage point. Gross margin in the third quarter of 2014 was adversely impacted by lower average gross margins in our Enterprise, Embedded and Semi-Custom segment driven by lower margin semi-custom SoC products.

Gross margin as a percentage of net revenue of 35% in the third quarter of 2014 remained flat compared to the second quarter of 2014. Gross margin in the third quarter of 2014 included a $27 million benefit from technology licensing revenue, which accounted for two gross margin percentage points. Gross margin in the second quarter of 2014 included a $3 million benefit from sales of previously reserved inventory in the third quarter of 2012, which had a less than one percentage point impact.

Gross margin as a percentage of net revenue was 35% in the first nine months of 2014 compared to 38% in the first nine months of 2013. Gross margin in the first nine months of 2014 included a $27 million benefit from technology licensing revenue, which accounted for less than one gross margin percentage point. Gross margin in the first nine months of 2013 included a $50 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point as compared to $7 million in the first nine months of 2014 which had a less than one percentage point impact. Gross margin in the first nine months of 2014 was adversely impacted by lower average gross margins in our Enterprise, Embedded and Semi-Custom segment driven by lower margin semi-custom SoC products.

Expenses

Research and Development Expenses

Research and development expenses of $278 million in the third quarter of 2014 decreased by $10 million, or 3%, compared to $288 million in the third quarter of 2013. The decrease was primarily due to a $34 million decrease in research and development expenses attributable to our Computing and Graphics segment, partially offset by a $23 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $37 million decrease in product engineering and design costs, partially offset by a $5 million increase in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $21 million increase in product engineering and design costs.

Research and development expenses of $278 million in the third quarter of 2014 remained relatively flat as compared to $277 million in the second quarter of 2014.

Research and development expenses of $834 million in the first nine months of 2014 decreased by $74 million, or 8%, compared to $908 million in the first nine months of 2013. The decrease was primarily due to a $136 million decrease in research and development expenses attributable to our Computing and Graphics segment, partially offset by a $53 million increase in research and development expenses attribute to our Enterprise, Embedded and Semi-Custom segment and a $9 million increase in the All Other category related to a workforce rebalancing severance charge recorded in the first quarter of 2014. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $127 million decrease in product engineering and design costs and an $8 million decrease in manufacturing process technology expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $46 million increase in product engineering and design costs and a $6 million increase in other employee compensation and benefit expenses.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $150 million in the third quarter of 2014 remained relatively flat as compared to $155 million in the third quarter of 2013 and $154 million in the second quarter of 2014.

Marketing, general and administrative expenses of $460 million in the first nine months of 2014 decreased by $45 million, or 9%, compared to $505 million in the first nine months of 2013. The decrease was primarily due to a $77 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, partially offset by a $22 million increase in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $5 million increase in the All Other category related to a workforce rebalancing severance charge recorded in the first quarter of 2014. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $54 million decrease in sales and marketing activities and a $26 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $14 million increase in other general and administrative expenses and a $6 million increase in sales and marketing activities.

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

2014 Restructuring Plan

In October 2014, we announced a restructuring plan, the 2014 Restructuring Plan designed to implement operating efficiencies and cost savings. Under the 2014 Restructuring Plan, we expect to reduce global headcount by approximately 7 percent, largely expected to be completed by the end of the fourth quarter of 2014, and to align our real estate footprint with our reduced headcount, largely expected to be completed by the end of the first half of 2015. We currently estimate that we will record a restructuring and impairment charge of approximately $57 million in the fourth quarter of 2014, primarily related to severance, and a restructuring charge of approximately $13 million in the first half of 2015, primarily related to real estate actions. We expect to make cash payments related to the 2014 Restructuring Plan of approximately $34 million in the fourth quarter of 2014 and approximately $20 million in the first half of 2015.

Interest Expense

Interest expense of $43 million in the third quarter of 2014 decreased by $4 million compared to $47 million in the third quarter of 2013, primarily due to a tax-related interest expense recorded in the third quarter of 2013.

Interest expense of $43 million in the third quarter of 2014 decreased by $3 million compared to $46 million in the second quarter of 2014, primarily due to the timing of the issuance of new debt and repurchases of other debt.

Interest expense of $136 million in the first nine months of 2014 increased by $3 million compared to $133 million in the first nine months of 2013, primarily due to the timing of the issuances of new debt and repurchases of other debt, partially offset by a tax-related interest expense recorded in the third quarter of 2013.

Other Income (Expense), Net

Other expense, net, of $2 million in the third quarter of 2014 compared to $2 million of other income, net, in the third quarter of 2013 resulted primarily from fluctuations of foreign currency exchange rates.

Other expense, net, of $2 million in the third quarter of 2014 decreased by $47 million compared to $49 million of other expense, net, in the second quarter of 2014 primarily due to a $49 million loss from debt repurchase recorded in the second quarter of 2014.

Other expense, net, of $72 million in the first nine months of 2014 increased by $69 million compared to $3 million of other expense, net, in the first nine months of 2013, primarily as a result of a $64 million loss from debt repurchases and $6 million loss from fluctuations of foreign currency exchange rates in the first nine months of 2014.

Income Taxes

In the third quarter of 2014, we recorded an income tax provision of $2 million, consisting of $2 million of foreign taxes in profitable locations. For the nine months ended September 27, 2014, we recorded an income tax provision of $8 million arising from $9 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits.

In the third quarter of 2013, we recorded an income tax provision of $3 million, consisting of $2 million of foreign taxes in profitable locations and $1 million related to the reversal of previously recognized tax benefits associated with other comprehensive income. For the nine months ended September 28, 2013, we recorded an income tax provision of $8 million arising from $7 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, partially offset by $2 million of tax benefits for Canadian tax credits and monetization of U.S. tax credits.

As of September 27, 2014, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at September 27, 2014, in our estimate, is not more likely than not to be achieved.

Our total gross unrecognized tax benefits as of September 27, 2014 were $61 million. We currently expect to reduce our unrecognized tax benefits by approximately $31 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended			Nine Months Ended
	September 27, 2014	June 28, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Cost of sales	$1	$1	$1	$3	$4
Research and development	11	11	12	34	35
Marketing, general and administrative	9	9	10	28	28

Stock-based compensation expense, net of tax of $0	$21	$21	$23	$65	$67

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $21 million in the third quarter of 2014 remained relatively flat as compared to $23 million in the third quarter of 2013 and $21 million in the second quarter of 2014.

Stock-based compensation expense of $65 million in the first nine months of 2014 remained relatively flat as compared to $67 million in the first nine months of 2013.

FINANCIAL CONDITION

Liquidity

As of September 27, 2014, our cash, cash equivalents and marketable securities of $938 million were lower compared to $1.2 billion as of December 28, 2013. The decrease was primarily due to the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012 and the timing of sales and related collections. During the nine months ended September 27, 2014, we also used $73 million for purchases of property, plant and equipment. Also, during the nine months ended September 27, 2014, we reclassified $45 million of our marketable securities that were previously classified as long-term to short-term. The percentage of cash, cash equivalents and marketable securities held domestically was 89% as of September 27, 2014.

Our debt and capital lease obligations as of September 27, 2014 were $2.2 billion as compared to $2.1 billion as of December 28, 2013. During the second quarter of 2014, we issued $500 million of 7.00% Senior Notes due 2024 (7.00% Notes). We also repurchased and redeemed the remaining $452 million in aggregate principal amount of our 8.125% Senior Notes due 2017 (8.125% Notes) for $480 million in cash. As of the end of the second quarter of 2014, we did not have any 8.125% Notes outstanding.

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

Subsequent to September 27, 2014, we repurchased $50 million in principal amount of the 7.75% Notes and $17 million in principal amount of the 7.50% Notes.

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

Operating Activities

Net cash used in operating activities was $214 million in the first nine months of 2014. A net loss of $39 million was adjusted for non-cash charges consisting primarily of $155 million of depreciation and amortization expense, $65 million of employee stock-based compensation expense, $64 million net loss on debt redemptions related to our 6.00% Notes and 8.125% Notes and $11 million of non-cash interest expense related to our 6.00% Notes and 8.125% Notes. The net changes in operating assets as of September 27, 2014 compared to December 28, 2013 included an increase in prepaid expenses and other assets of $156 million, primarily due to prepayments to GF of $128 million, an increase in accounts receivable of $144 million, which was primarily due to timing of sales and collections, and an increase in inventories of $14 million. Accounts payable, accrued liabilities and other decreased by $100 million during the first nine months of 2014, primarily due to a $50 million decrease in deferred income on shipments to our distributor customers, a $22 million decrease in accrued and other liabilities, primarily driven by software and technology licenses payments of $47 million, partially offset by an increase in deferred revenue of $28 million, a $21 million decrease in accounts payable driven by timing of purchases and payments and a $7 million decrease in accrued compensation and benefits. Payable to GF, which included all amounts we owe to GF, decreased by $47 million during the first nine months of 2014. The decrease was primarily due to the final $200 million payment to GF made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase in accounts payable to GF due to timing of payments.

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

Investing Activities

Net cash used in investing activities was $55 million in the first nine months of 2014, which consisted of a cash outflow of $73 million for purchases of property, plant and equipment, offset by a net cash inflow of $18 million from purchases, sales and maturity of available for sale securities.

Net cash provided by investing activities was $159 million in the first nine months of 2013. A cash inflow from sales of property, plant and equipment of $238 million, which consisted primarily of net cash proceeds from the real estate transactions in Austin, Texas of $179 million, in Singapore of $46 million and in Markham, Ontario, Canada of $13 million, was partially offset by a cash outflow of $63 million for purchases of property, plant and equipment and a net cash outflow of $16 million from purchases, sales and maturity of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was $40 million in the first nine months of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million and our 7.00% Notes of $491 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Notes and $3 million in payments for capital lease obligations. During the first nine months of 2014, we also received $5 million in net proceeds from U.S. government grants for research and development activities and $4 million from the exercise of employee stock options.

Net cash provided by financing activities was $4 million in the first nine months of 2013, primarily due to $6 million in net proceeds from U.S. government grants for research and development activities and $3 million from the exercise of employee stock options, partially offset by repayment of capital lease obligations of $4 million.

During the first nine months of 2014 and 2013, we did not realize any excess tax benefit related to employee stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of September 27, 2014, and is supplemented by the discussion following the table:

	Payments due by period as of September 27, 2014
(In millions)	Total	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
6.00% Notes (1)	$42	$—	$42	$—	$—	$—	$—
6.75% Notes	600	—	—	—	—	—	600
7.75% Notes	500	—	—	—	—	—	500
7.50% Notes	500	—	—	—	—	—	500
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	55	55	—	—	—	—	—
Other long-term liabilities	75	—	1	41	31	1	1
Aggregate interest obligation (2)	1,116	40	156	154	154	154	458
Capital lease obligations (3)	13	1	5	6	1	—	—
Operating leases	356	15	50	46	44	41	160
Purchase obligations (4)	465	287	100	34	19	25	—
Obligations to GF (5)	471	471	—	—	—	—	—

Total contractual obligations	$4,693	$869	$354	$281	$249	$221	$2,719

(1)	Represents aggregate par value of the notes, without the effect of associated discounts.

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

During the first quarter of 2014, we repurchased $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during the first quarter of 2014, we repurchased a portion of our 6.00% Notes through a partial tender offer. We repurchased $423 million aggregate principal amount of our 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. We incurred a total loss of $10 million in connection with the foregoing repurchases of our 6.00% Notes. As of September 27, 2014, the outstanding aggregate principal amount and remaining carrying value of our 6.00% Notes were $42 million. The remaining $42 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the condensed consolidated balance sheet as of September 27, 2014.

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

During the second quarter of 2014, we repurchased and redeemed the remaining $452 million in aggregate principal amount of our 8.125% Notes for $480 million in cash, which included payment of accrued and unpaid interest of $7 million. We incurred a total loss of $49 million in connection with the foregoing repurchase and redemption of our 8.125% Notes. As of the end of the second quarter of 2014, we did not have any 8.125% Notes outstanding.

6.75% Senior Notes Due 2019

On February 26, 2014, we issued $600 million of our 6.75% Senior Notes due 2019 (6.75% Notes). Our 6.75% Notes are our general unsecured senior obligations. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. Our 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between us and Wells Fargo Bank, National Association, as trustee.

At any time before March 1, 2019, we may redeem some or all of our 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

As of September 27, 2014, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.

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

As of September 27, 2014, the outstanding aggregate principal amount of our 7.75% Notes was $500 million.

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

As of September 27, 2014, the outstanding aggregate principal amount of our 7.50% Notes was $500 million.

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

As of September 27, 2014, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire our 6.00% Notes, 6.75% Notes, 7.00% Notes, 7.50% Notes and 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so. Subsequent to September 27, 2014, we repurchased $50 million in principal amount of our 7.75% Notes and $17 million in principal amount of our 7.50% Notes.

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

At September 27, 2014, our Secured Revolving Line of Credit had an outstanding loan balance of $55 million, with an interest rate of 2.75%, and up to $445 million remained available for future borrowings. As of September 27, 2014, we were in compliance with all required covenants stated in the Loan Agreement, and we were not in a Domestic Cash Trigger Period.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $74 million of payments due under certain software and technology licenses that will be paid through 2018 and $1 million of payments related to employee compensation and benefit obligations that will be paid through 2019 and beyond.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of September 27, 2014, primarily consisted of $20 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013. Deferred rent related to our facilities in Sunnyvale, California of $7 million and accruals related to facility consolidation and site closure costs under our 2012 restructuring plan of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $4 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.

Capital Lease Obligations

As of September 27, 2014, we had aggregate outstanding capital lease obligations of $12 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 27, 2014 were $356 million, including $295 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, and Singapore.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of September 27, 2014, total non-cancelable purchase obligations were $465 million.

Obligations to GF

Obligations to GF represent all our contractual obligations to GF through December 31, 2014. As of September 27, 2014, we currently estimate the remaining contractual obligations to GF will be $471 million through December 31, 2014. We are not able to meaningfully quantify or estimate our purchase obligations to GF beyond December 31, 2014, but we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of September 27, 2014, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2013.

Interest Rate Risk

We have issued long-term debt in U.S. dollars based on market conditions at the time of financing. In the third quarter of 2014, we entered into interest rate swaps of $250 million, that are designed as fair value hedges, for a portion of our 6.75% Notes to reduce our potential exposure due to interest rate variability. In effect, the hedge transaction converted a portion of the fixed interest payments payable on the 6.75% Notes into variable interest payments.

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

As of September 27, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors have increasingly shifted from desktop PCs and notebooks to tablets, and tablets have been one of the fastest growing form factors. Historically, a significant portion of our Computing and Graphics revenue has been related to desktop PCs. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that consumer PC market conditions will continue to remain challenging. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the faster growing ultra low-power client, embedded, professional graphics, semi-custom and dense server markets. Currently, a significant portion of our business is focused on the consumer PC portions of the market, and we believe that the consumer PC market will continue to remain challenging. One of the goals of our long-term strategy is to derive approximately 50% of our revenue from high growth adjacent markets by the end of 2015. As part of our long-term business strategy, effective July 1, 2014, we realigned our organizational structure to create a Computing and Graphics Business Group and an Enterprise, Embedded and Semi-Custom Business Group. However, if demand for products from high growth adjacent markets is below our expectations or if we are not able to improve cost or operational efficiencies of this business model, we may not realize benefits from our long-term business strategy. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategy or meet competitive challenges.

Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. For example, in our first quarter of 2014, we began sampling “Seattle,” our first 64-bit ARM server processor and in the second quarter of 2014, we announced a 64-bit ARM architectural license for the development of custom high-

performance cores for high-growth adjacent markets. We cannot assure you that our new strategic direction, including our efforts to address markets beyond our core PC market and our efforts to create ARM-based products will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

The completion and impact of the 2014 Restructuring Plan and our transformation initiatives could adversely affect us.

We have taken and plan to take a number of actions, including the 2014 Restructuring Plan announced in October 2014, designed to improve operating efficiencies and cost savings. Pursuant to the 2014 Restructuring Plan, we plan to reduce global headcount by approximately 7 percent and to align our real estate footprint with our reduced headcount. These restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other benefits from the 2014 Restructuring Plan. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected. In addition, as a result of the 2014 Restructuring Plan, we expect to record a restructuring and impairment charge of approximately $57 million in the fourth quarter of 2014, primarily related to severance, and a restructuring charge of approximately $13 million in the first half of 2015, primarily related to real estate actions. We also expect to make cash payments related to the 2014 Restructuring Plan of approximately $34 million in the fourth quarter of 2014 and approximately $20 million in the first half of 2015.

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

Our total debt as of September 27, 2014 was $2.2 billion, which reflects the debt discount adjustment on our 6.00% Notes.

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

We enter into interest rate swap agreements from time to time to manage our exposure to interest rate risk. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, the risk that these arrangements may not be effective in reducing our exposure to changes in interest rates and the risk that our exposure to interest rates may increase if interest rates increase.

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

Collectively, our top five customers accounted for approximately 64% of our net revenue in the third quarter of 2014. On a segment basis, during the third quarter of 2014, five customers accounted for approximately 55% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 91% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components to support our business.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize to support our microprocessor, GPU and APU offerings. We also rely on our add-in-boards (AIBs) to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

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

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are not able to continue to attract, train and retain qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate qualified personnel, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our results of operations. In addition, our current and any future restructuring plans may adversely impact our ability to attract and retain key employees.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Line of Credit, which would result in a default under the indentures and our Secured Revolving Line of Credit.

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of September 27, 2014, $55 million was outstanding under our Secured Revolving Line of Credit and $2.1 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-

party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% in the third quarter of 2014. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

ITEM 6.	EXHIBITS

4.1	Amendment to Indenture governing 6.75% Senior Notes due 2019, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated June 16, 2014.

10.1	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

10.3	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 30, 2014	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer