Form 10-K
period 2014-12-27
ADVANCED MICRO DEVICES INC
filed 2015-02-19
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 27, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place, Sunnyvale, California	94088
(Address of principal executive offices)	(Zip Code)

(408) 749-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock $0.01 par value per share	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 28, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.6 billion based on the reported closing sale price of $4.11 per share as reported on the New York Stock Exchange on June 27, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 777,300,258 shares of common stock, $0.01 par value per share, as of February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders (2015 Proxy Statement) are incorporated into Part III hereof. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 27, 2014.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 27, 2014

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the timing, features and functionality of our future products; future patent applications; demand for our products; the growth, change and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; sales patterns of our semi-custom System-on-Chip (SoC) products; consumer PC market conditions; the success of our transformation strategy; our ability to transform our business to attain revenue from high-growth markets; expected Enterprise, Embedded and Semi-Custom segment research and development costs; expected restructuring charge and cash payments to be made in connection with our restructuring plan announced in October 2014 (the 2014 Restructuring Plan); expected benefits of the 2014 Restructuring Plan and our transformation initiatives; suitability and adequacy of our existing facilities; the level of international sales as compared to total sales; our ability to reduce our unrecognized tax benefits over the next twelve months; that other unrecognized tax benefits will not materially change in the next 12 months; that our cash, cash equivalents and marketable securities balances, the savings from our 2014 Restructuring Plan and our senior secured asset based line of credit will be sufficient to fund our operations including capital expenditures over the next 12 months; our ability to obtain sufficient external financing on favorable terms, or at all; our dependence on a small number of customers; our hedging strategy; and our expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively; we rely on GF to manufacture most of our microprocessor and APU products and certain of our GPU and semi-custom products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted; we rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected; failure to achieve expected manufacturing yields for our products could negatively impact our financial results; the success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions; if we cannot generate sufficient revenue and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments; we may not be able to successfully implement our business strategy to refocus our business to address markets beyond our core PC market to high-growth adjacent markets; the completion and impact of the 2014 Restructuring Plan and our transformation initiatives could adversely affect us; global economic uncertainty may adversely impact our business and operating results; we may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements; we have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; the agreements governing our notes and our senior secured asset based line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit) impose restrictions on us that may adversely affect our ability to operate our business; the markets in which our products are sold are highly competitive; the loss of a significant customer may have a material adverse effect on us; our receipt of revenue from our semi-custom SoC products is dependent upon our technology being designed into third-party products and the success of those products; the demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations; our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; we depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components to support our business; if we lose Microsoft Corporation’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected; we may incur future impairments of goodwill; uncertainties involving the ordering and shipment of our products could materially adversely affect us; our reliance on third-party distributors and AIB partners subjects us to certain risks; our inability to continue to attract and retain qualified personnel may hinder our product development programs; in the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Line of Credit, which would result in a default under the indentures and our Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future; our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls; data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation; our operating results are subject to quarterly and seasonal sales patterns; if essential equipment or materials are not available to manufacture our products, we could be materially adversely affected; if our products are not compatible with some or all industry-standard software and hardware, we could be materially adversely affected; costs related to defective products could have a material adverse effect on us; if we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected; we outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management and information technology support services; acquisitions could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock; our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us; worldwide political conditions may adversely affect demand for our products; unfavorable currency exchange rate fluctuations could adversely affect us; our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us; if we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses; we are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products; a variety of environmental laws that we are subject to could result in additional costs and liabilities; higher health care costs and labor costs could adversely affect our business; and, our business is subject to potential tax liabilities.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 41 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities worldwide. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	server and embedded processors, dense servers, semi-custom System-on-Chip (SoC) products and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 12 of our consolidated financial statements, beginning on page 95 below.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock was listed on the New York Stock Exchange from 1979 until the close of trading on December 31, 2014. On January 2, 2015, we transferred the listing of our common stock to The Nasdaq Stock Market under the symbol “AMD”. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.

AMD, the AMD Arrow logo, ATI, the ATI logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD Sempron, AMD Turion, FirePro, CrossFire, Radeon, Geode, SeaMicro and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Xbox360 and Xbox One are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. PlayStation is a registered trademark of Sony Computer Entertainment, Inc. Wii and Wii U are registered trademarks of Nintendo of America, Inc. ARM and Cortex are registered trademarks of ARM Limited (or its subsidiaries).

Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Web Site Access to Our SEC Filings and Corporate Governance Documents

On the Investor Relations pages of our Web site, www.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers and all other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our Board of Directors and all of our employees, and the charters of the Audit and Finance, Compensation, Nominating and Corporate Governance and Innovation and Technology committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Secretary, AMD, 7171 Southwest Parkway, M/S B100.2, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.

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

Our Industry

We are a global semiconductor company. Semiconductors are components used in a variety of electronic products and systems. An integrated circuit (IC) is a semiconductor device that consists of many interconnected transistors on a single chip. Since the invention of the transistor in 1948, improvements in IC process and design technologies have led to the development of smaller, more complex and more reliable ICs at a lower cost-per-function.

Computing and Graphics

The x86 Microprocessor and Chipset Markets

Central Processing Unit (CPU).    A microprocessor is an IC that serves as the CPU of a computer. It generally consists of hundreds of millions or billions of transistors that process data and control other devices in the system, acting as the “brain” of the computer. The performance of a microprocessor is a critical factor impacting the performance of computing and entertainment platforms, such as desktop PCs, notebooks, tablets and workstations. The principal elements used to measure CPU performance are work-per-cycle (or how many instructions are executed per cycle), clock speed (representing the rate at which a CPU’s internal logic operates, measured in units of gigahertz, or billions of cycles per second) and power consumption. Other factors impacting microprocessor performance include the number and type of cores in a microprocessor, the bit rating of the microprocessor, memory size and data access speed.

Developments in IC design and manufacturing process technologies have resulted in significant advances in microprocessor performance. As businesses and consumers require greater performance from their computer systems due to the growth of digital data and increasingly sophisticated software applications, semiconductor companies are designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores, each of which can execute a task at full speed. Multi-core microprocessors can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. Businesses and consumers also require computer systems with improved power management technology, which helps them to reduce the power consumption of their computer systems and lower total cost of ownership.

Accelerated Processing Unit (APU) and System-on-Chip (SoC).    Consumers increasingly demand computing devices, including desktop and notebooks PCs, and smaller form factors, such as tablets and 2-in-1s (PCs that can function both as a notebook or a tablet), with improved end-user experience, system performance and energy efficiency. Consumers also continue to demand thinner and lighter mobile devices, with better performance and longer battery life. We believe that a computing architecture that optimizes the use of its components can provide these improvements.

An APU is a processing unit that integrates a CPU and a GPU onto one chip (or one piece of silicon), along with, in some cases, other special-purpose components. This integration enhances system performance by “offloading” selected tasks to the best-suited component (i.e., the CPU or the GPU) to optimize component use, increasing the speed of data flow between the CPU and GPU through shared memory and allowing the GPU to function as both a graphics engine and an application accelerator. Having the CPU and GPU on the same chip also typically improves energy efficiency by, for example, eliminating connections between discrete chips.

An SoC is a type of IC with a CPU, GPU and other components, such as a memory controller and peripheral management, comprising a complete computing system on a single chip. By combining all of these elements as an SoC, system performance and energy efficiency is improved, similar to an APU.

Heterogeneous System Architecture (HSA) describes an industry standard that is an overarching design for having combinations of CPU and GPU processor cores operate as a unified, integrated engine that shares system responsibilities and resources. We are a founding member of the HSA Foundation, a non-profit organization established to define and promote this open standards-based approach to heterogeneous computing. Heterogeneous computing allows for the elevation of the GPU to the same level of the CPU for memory access, queuing and execution. In other words, rather than having a CPU as a master and other various processors as subordinates, these CPU and GPU processing units can be referred to as “compute cores” (where each core is capable of running at least one process in its own context and virtual memory space, independently from other cores). Heterogeneous computing also allows software programmers to develop applications that more fully utilize the full compute capabilities of APUs and SoCs.

Chipset.    A chipset is a generic term referring to a collection of system level components that manage data flow among a microprocessor or microprocessors, memory and peripherals (such as CD ROM drives, DVD drives and USB peripherals). Chipsets perform essential logic functions, balance a system’s performance and provide system control and power management functions. Some chipsets have graphics capabilities by including an integrated graphics processor (IGP) within the chipset. A chipset with an IGP is known as an IGP chipset. IGP chipsets can offer a lower cost, reduced power alternative and are often also used in smaller form factors. Systems that are powered by an APU or by a CPU and discrete GPU combination often do not have a chipset and instead use an AMD Controller Hub chip to perform the functions of a chipset. As a result, we believe that either an APU and AMD Controller Hub chip combination or an SoC, which already includes a chipset, will eventually replace the market for IGP chipsets.

Our x86 Microprocessor and Chipset Products

Our microprocessors are incorporated into computing platforms, which are a collection of technologies that are designed to work together to provide a more complete computing solution and to enable and advance the computing components. We believe that integrated, balanced computing platforms consisting of microprocessors, chipsets and GPUs that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. In addition, we believe our customers also benefit from an all-AMD platform (consisting of an APU or CPU, a discrete GPU and a chipset or an AMD Fusion Controller Hub chip), as we are able to optimize interoperability, provide them with a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.

We currently base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output (I/O) channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second-level cache, and L3, or third-level cache, to enable faster data access and higher performance.

We focus on continually improving the energy efficiency of our products through our design principles and innovations in power management technology. To that end, we offer CPUs, GPUs, APUs, SoCs and chipsets with multiple low power states that utilize lower clock speeds and voltages to reduce processor power consumption during active and idle times. The use of intelligent, dynamic power management is designed to create lower energy use by allowing compute applications to be completed quickly and efficiently, enabling a return to the ultra-low power idle state.

Desktop.    Our APUs for desktop PCs consist primarily of the AMD A-Series and AMD E-Series APUs. We also offer AMD FX CPUs for the enthusiast market. In January 2014, we launched the AMD A10-7850K and A10-7700K, formerly codenamed “Kaveri,” for desktops. “Kaveri” is the world’s first APU to include HSA features, AMD TrueAudio technology for improved fidelity and immersive audio and the HD gaming experience of AMD’s Mantle application programming interface (API). Our Mantle API is designed to allow game developers to take greater advantage of the full capability of our Graphic Core Next (GCN) architecture. Our GCN is our new approach to the design of a consumer GPU. In July 2014, we expanded our desktop AMD A-Series APU with the AMD A10-7800 APU, our high performance APU. We also introduced the AMD A8-7600, AMD A6-7400K and AMD A4-7300 APUs, which are designed to allow consumers to upgrade their application and office experience on their desktop PC. The latest generation of our AMD FX CPUs is based on the “Piledriver” x86 multi-core architecture. Our AMD FX CPUs are designed for multitasking, high resolution gaming and HD media processing and come in eight-, six- and quad-core versions.

Notebook and 2-in-1s.    In response to consumer demand, we continue to invest in designing and developing high performing and low power notebook PC platforms. Our APUs for notebook PCs consist primarily of performance AMD A-Series APUs and AMD E-Series APUs. These APUs combine discrete-level AMD Radeon™ graphics, dedicated HD video processing and multi-core CPU processors on a single chip and are designed to maximize performance and energy efficiency. In April 2014, we announced our 2014 mainstream and low-power APUs and mobile APUs, formerly codenamed “Beema” and “Mullins,” respectively, which feature up to four newly-designed x86 CPU cores with AMD Radeon graphics and a hardware-level data security solution based on the ARM® Cortex®-A5, all on a single SoC. In June 2014, we introduced our 2014 Performance Mobile APUs, formerly codenamed “Kaveri,” designed for ultrathin and high-performance mobile PCs. As part of the 2014 Performance Mobile APUs, we introduced the AMD FX APU designed for enthusiast-level performance for gaming and multitasking. Also, in June 2014, we announced our new AMD Pro A-Series APUs with HSA features designed for commercial notebook PCs.

Chipsets.    Our portfolio of chipset products includes chipsets with and without IGPs for desktop and notebook PCs and servers, as well as AMD Controller Hub-based chipsets for our APUs. We offer AMD 9-Series and AMD A88X, A85X, A78, A75, A68H, A58 and A55 for desktop PCs, and we offer AMD A76M chipsets for notebook PCs. We also offer AMD 785E, SR5690, 780E and M690T chipsets for our embedded products.

Graphics Market

The semiconductor graphics market addresses the need for improved visual processing in various computing devices. Many consumers value a rich visual experience to enable a more compelling and immersive experience, and, for these consumers, the PC is evolving from a traditional data processing and communications device to an entertainment platform. As a result, visual realism and graphical display capabilities are key product differentiation elements among computing devices. This has led to increasing creation and use of processing-intensive multimedia content for computing devices, including playing games, capturing TV and other multimedia content, viewing online videos, photo editing and managing digital content. In turn, these trends have contributed to higher consumer demand for performance graphics solutions and manufacturers designing computing devices with these capabilities.

Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dedicated GPUs) are on a separate chip from the CPU and are specifically architected for higher performance graphics processing. Heavy computational workloads have traditionally been processed on a CPU, but we believe that the industry is shifting to a new computing paradigm that increasingly relies more on a discrete GPU or an APU. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable discrete AMD GPUs, working in concert with the CPU, to accelerate applications beyond traditional graphics and video processing by allowing the discrete GPU and the CPU to process information cooperatively. In addition, computing devices with HSA features run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user.

Our Graphics Products

Our graphics products can be found in an APU, GPU, SoC or a combination of a GPU with one of the other foregoing products working in tandem. Our customers generally use our graphics solutions to increase the speed of rendering images and to help improve image resolution and color definition. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, 2-in-1s and professional workstations. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. In addition, our recent generation graphics products have Linux® driver support.

Discrete Desktop Graphics.    We offer discrete graphics products for gaming, multimedia, editing photos and videos as well as other graphic-intensive applications on desktop platforms. Our discrete GPUs for desktop

PCs include the AMD Radeon R7 and R9 series, AMD Radeon HD 8000 series, AMD Radeon 7000 series and AMD Radeon HD 6000 series. In February 2014, we introduced two new additions to the R7 series—the AMD Radeon R7 250X and R7 265. In March 2014, we added the AMD Radeon R9 280 to the R9 Series, and more recently in April 2014, we introduced the AMD Radeon R9 295X2, powered by two AMD Radeon R9 295 GPUs on a single card designed for gamers and PC enthusiasts. All models of our AMD Radeon R7 and R9 series graphic cards support our Mantle API.

Discrete Notebook Graphics.    Our discrete GPUs for notebooks are designed to address graphics performance, visual experience, power efficiency, dedicated memory support and ease of design integration, all of which are key considerations for notebook manufacturers. The AMD lineup of discrete GPUs for notebooks includes the AMD Radeon HD 7000M series and AMD Radeon HD 6000M series. In January 2014, we introduced the AMD Radeon R9, R7 and R5 M200 Series, our new family of discrete GPUs for notebooks designed with support for Mantle API.

Professional Graphics.    Our AMD FirePro™ family of professional graphics products consists of 3D and 2D multi-view graphics cards and GPUs that we designed for integration in mobile and desktop workstations, as well as commercial PCs. We designed our AMD FirePro 3D graphics cards for demanding applications, such as those found in the computer aided design (CAD) and digital content creation (DCC) markets, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. We designed our AMD FirePro 2D graphics cards with dual- and quad-display outputs for financial and corporate environments.

We also provide the AMD FirePro S-Series GPU products for the server market, where we target high performance computing (HPC) and virtual desktop infrastructure (VDI) use cases. In April 2014, we launched the AMD FirePro W9100 professional graphics cards for next-generation workstations with ultra-high resolution and multi-display capabilities. In June 2014, we launched the AMD FirePro W8100 professional graphics card designed for the next generation 4K CAD and media and entertainment workflows, engineering analysis and supercomputing applications. In August 2014, we introduced new additions to the next generation AMD FirePro professional graphics family, the AMD FirePro W2100, AMD FirePro W4100, AMD FirePro W5100 and AMD FirePro W7100. Additionally, we announced the AMD FirePro S9150 Server GPU in August 2014, designed for large scale multi-GPU support and the AMD FirePro S9100 in October 2014, designed for high visualization, high throughput and multi-tasking.

Enterprise, Embedded and Semi-Custom

The Enterprise, Embedded and Semi-Custom Markets

Server.    A server is a computer system that performs services for connected customers as part of a client-server architecture. Many servers are designed to run an application or applications often for extended periods of time with minimal human intervention. Examples of servers include web servers, e-mail servers and print servers. These servers can run a variety of applications, including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration. Servers are also used in cloud computing, which is a computing model where data, applications and services are delivered over the internet or an intranet. Today’s data centers require new technologies and configuration models to meet the demand driven by the staggering amount of data that needs to be stored, accessed and managed. Servers must be efficient, scalable and adaptable to meet the compute characteristics of new and changing workloads.

Embedded.    Embedded products address computing needs in PC-adjacent markets, such as industrial control and automation, digital signage, point of sale/self-service kiosks, medical imaging, set-top box and casino gaming machines as well as enterprise class telecommunications, networking, security, storage systems and “thin clients” (which are computers that serve as an access device on a network). Typically, our embedded products are used in applications that require high to moderate levels of performance, where key features may include mobility, relatively low power, small form factor, and 24x7 operations. High performance graphics are increasingly important in many embedded systems. Support for Linux, Windows and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.

Semi-Custom.    We have leveraged our core IP, including our graphics and processing technologies developed for the PC market, to develop semi-custom solutions for customers who want differentiation in their products, including today’s leading game console manufacturers. In this market, semiconductor suppliers work alongside game console manufacturers to enhance the visual performance and overall user experience for game console customers. This same type of collaborative development approach can also address customer needs in many other markets beyond game consoles, leveraging our existing IP to create a variety of products tailored to a specific customer’s needs, ranging from complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.

Our Enterprise, Embedded and Semi-Custom Products

Server Processors.    Our microprocessors for server platforms currently include:

•

The AMD OpteronTM X-Series includes small-core x86 APUs and CPUs that are ideal for next-generation scale-out Web and cloud applications ranging from big data analytics to image processing, multimedia content delivery and hosting.

•

AMD Opteron 6300 Series processors, which are designed to meet the demanding performance per-watt, per-dollar requirements that are at the heart of server buying decisions. The AMD Opteron 6338P (12 core) and 6370P (16 core) processors are optimized to handle the heavily virtualized workloads found in enterprise environments. These processors feature the “Piledriver” core and are fully socket and software compatible with the existing AMD Opteron 6300 Series.

During 2014, we began sampling the AMD Opteron A1100 Series processor, our first 64-bit ARM-based server processor based on 28nm technology. AMD Opteron A-Series processors combine AMD’s expertise in delivering server-class silicon with ARM’s trademark low-power architecture. These products are designed to bring the experience and technology portfolio of an established server processor vendor to the ARM ecosystem and complement our AMD Opteron x86 server processors. The first AMD Opteron A-Series processors are expected to launch later in 2015.

Dense Server Systems.    In addition, to offering microprocessors for servers, we offer dense server systems, designed to reduce power consumption and improve space efficiency for data centers. Our dense server products currently include the SeaMicro SM15000™ server, as well as the SeaMicro Freedom™ Fabric Storage series of storage enclosures. SeaMicro dense servers incorporate our proprietary fabric technology, the Freedom™ supercomputer fabric, which interconnects hundreds of card-sized motherboards, eliminating top-of-rack switches, terminal servers, hundreds of cables and thousands of unnecessary components for a more efficient and simple operational environment. We designed this fabric to reduce data center power consumption while providing low latency and higher bandwidth interconnections.

Embedded Processors.    Our embedded processors are increasingly driving intelligence into new areas of our lives, from smart TVs and set-top boxes to interactive digital signage, casino gaming, and medical imaging. These products are designed to support greater connectivity and productivity, and we believe they are a strong driver for the “internet of things” and “surround computing” areas in the computing industry. Our processor products for embedded platforms include the following:

•	Our second generation AMD Embedded R-Series APU and CPU launched in May 2014, formerly codenamed “Bald Eagle,” supports HSA and was designed for processing performance, power efficiency and multimedia immersion in mid-to high-end visual and parallel compute-intensive embedded applications.

•

The AMD Embedded G-Series SoC platform is a high-performance, low-power design offering ultra-low power consumption and advanced graphics performance. In June 2014, we announced our AMD Embedded G-Series SoC, formerly codenamed “Steppe Eagle,” designed for rugged and harsh environments such as ATMs, kiosks, automation, medical equipment and gaming machines. Also in June 2014, we introduced another AMD Embedded G-Series CPU, formerly codenamed “Crowned Eagle,” for networking and communications infrastructure applications that require high performance at low cost and low power.

•

The AMD Embedded Radeon™ E-Series GPU family includes a broad array of discrete GPU products designed to provide immersive graphics and enhanced parallel compute capabilities for the embedded market. The AMD Embedded Radeon E8860 GPU is the industry’s first discrete graphics card for embedded applications based on GCN architecture, delivering 3D and 4K graphics to embedded gaming machines, digital signage, medical imaging, commercial aerospace, and other embedded applications.

In October 2014, we began sampling our first 64-bit ARM Cortex-A57-based AMD Embedded R-Series SoC, codenamed “Hierofalcon.” The AMD Embedded R-Series SoC platform is designed for embedded data center applications, communications infrastructure and industrial solutions and is expected to ship in the first half of 2015.

Semi-Custom.    Our semi-custom products are tailored, high-performance customer-specific solutions based on AMD’s CPU, GPU and multi-media technologies. We work closely together with our customers to define solutions to precisely match the requirements of the device or application. Historically we have leveraged our core graphics processing technology into the game console market by licensing our graphic technology in game consoles such as the Microsoft® Xbox 360™ and Nintendo Wii and Wii U. In the fourth quarter of 2013, Sony launched its Sony Playstation®4 and Microsoft launched its Microsoft® Xbox One. Both of these next-generation game consoles are powered by AMD semi-custom SoC products.

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

We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, we also offer a three-year limited warranty to end users for only those CPU and AMD A-Series APU products purchased as individually packaged products, commonly referred to as “processors in a box” and for PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products for each of our business units and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We market and sell our latest products under the AMD trademark and some legacy graphics products under the ATI trademark. Our desktop PC product brands for microprocessors are AMD A-Series, AMD E-Series, AMD FX CPU, AMD Athlon CPU and APU and AMD Sempron APU and CPU. Our notebook and 2-in-1s for microprocessors are AMD A-Series, AMD E-Series, AMD C-Series, AMD Z-Series, AMD FX APU, AMD Phenom, AMD Athlon CPU and APU, AMD Turion and AMD Sempron APU and CPU. Our server brand for microprocessors is AMD Opteron. We sell dense server systems products under the SeaMicro brand, including the SM15000 series and Freedom Fabric Storage series for storage systems. We also sell low-power versions of our AMD Opteron, AMD Athlon and AMD Sempron, as well as AMD Geode, AMD R-Series and G-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon. Our product brand for professional graphics products is AMD FirePro. We also market and sell our chipsets under the AMD trademark.

We market our products through our direct marketing and co-marketing programs. In addition, we have cooperative advertising and marketing programs with customers and third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our co-marketing development programs, eligible customers can use market development funds as reimbursement for advertisements and marketing programs related to our products and third-party systems integrating our products, subject to meeting defined criteria.

Customers

Our microprocessor customers consist primarily of original equipment manufacturers (OEMs), original design manufacturers (ODMs), system builders and independent distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers, OEMs and system builders. Our graphics product customers include the foregoing as well as add-in-board manufacturers (AIBs).

Customers of our chipset products consist primarily of PC and server OEMs, often through ODMs or other contract manufacturers, who build the OEM motherboards, as well as desktop and server motherboard manufacturers who incorporate chipsets into their channel motherboards.

We work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet our customers’ needs. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products. We believe that our commitment to customer service and design support improves our customers’ time-to-market and fosters relationships that encourage customers to use the next generation of our products.

We work closely with our customers to create differentiated products that leverage our CPU, GPU and APU technology. In some cases, customers of our semi-custom products pay us non-recurring engineering fees for design and development services and a purchase price for the resulting semi-custom products.

Collectively, our top five customers accounted for approximately 61% of our net revenue during the year ended 2014. In 2014, Hewlett-Packard Company, Microsoft Corporation and Sony Corporation each accounted for more than 13% of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing and Graphics segment. Sales to Microsoft and Sony consisted primarily of products from our Enterprise, Embedded and Semi-Custom segment. Five customers, including Hewlett-Packard, accounted for approximately 54% of the net revenue attributable to our Computing and Graphics segment. In addition, five customers, including Sony, Microsoft and Hewlett-Packard, accounted for approximately 90% of the net revenue attributable to our Enterprise, Embedded and Semi-Custom segment. A loss of any of these customers would have a material adverse effect on our business.

Original Equipment Manufacturers

We focus on three types of OEM customers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks, PC motherboards and game consoles.

Third-Party Distributors

Our authorized channel distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, including those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book that is not more than 12 months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

Add-in-Board (AIB) Manufacturers and System Integrators

We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to system integrators (SIs), and to retail buyers. Our agreements with AIBs protect their inventory of our products against price reductions. We also sell directly to our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.

Competition

Generally, the IC industry is intensely competitive. Products typically compete on timely product introductions, product quality (including enabling state-of-the art visual experiences), power consumption (including battery life), reliability, processor clock speed, performance, size (or form factor), selling, price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability. Technological advances in the industry result in frequent product introductions, regular price reductions and short product life cycles for some products, and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

Competition in the Microprocessor and Chipset Market

Intel Corporation has been the market share leader for microprocessors for many years. Intel’s market share, margins and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to influence customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and a lower average selling price for many of our products and adversely affect our margins and profitability.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards and specifications for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its market position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel recently introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks.

Intel’s position in the microprocessor market and IGP chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.

Other competitors include a variety of companies providing or developing ARM-based designs at relatively low cost and low power processors for the computing market including netbooks, tablets and thin-client form factors, as well as dense servers, set-top boxes and gaming consoles. ARM Holdings designs and licenses its ARM architecture to third parties, including us, and offers supporting software and services. Our ability to compete with companies who use ARM-based solutions depends on our ability to timely design and bring to market energy-efficient, high-performing products at an attractive price point.

In the chipset market, our competitors include suppliers of IGP chipsets. PC manufacturers use IGP chipsets because they cost less than traditional discrete GPUs while offering acceptable graphics performance for most mainstream PC users. Intel also leverages its dominance in the microprocessor market to sell its IGP chipsets. Intel manufactures and sells IGP chipsets bundled with their microprocessors and is our main competitor in this market.

Competition in the Graphics Markets

In the graphics market, our competitors include suppliers of discrete graphics, embedded graphics processors and IGP chipsets. Intel manufactures and sells embedded graphics processors and IGP chipsets, and is a dominant competitor with respect to this portion of our business. Higher unit shipments of our APUs and Intel’s integrated graphics may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users, at a lower cost. Intel could take actions that place our discrete GPUs and IGP chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

Our principal competitor in the graphics market is Nvidia. AMD and Nvidia are the two principal players offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of graphics processors and the associated research and development costs represent an increasingly higher barrier to entry in this market. In the semi-custom game console products, where graphics performance is critical, we compete against primarily Nvidia, and also compete against Imagination Technology Group.

Research and Development

We focus our research and development activities on improving and enhancing product design. One main area of focus is on delivering the next generation of products with greater system level integration of the CPU and GPU and transforming our products into SoCs, with, in each case, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors and APU products for notebooks and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low-power integrated platforms to serve key markets, including commercial clients, mobile computing and gaming and media computing, as well as developing an HSA, which is designed for software developers to easily program APUs by combining scalar processing on the CPU with parallel processing on the GPU, all while providing high bandwidth access to memory at low power. We believe that these integrated platforms will bring customers better time-to-market and increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and we work with others in the industry, public foundations, universities and industry consortia to conduct early stage research and development.

Our research and development expenses for 2014, 2013 and 2012 were approximately $1.1 billion, $1.2 billion and $1.4 billion, respectively. For more information, see “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in China, Canada, India, Singapore, Taiwan and Israel.

Manufacturing Arrangements and Assembly and Test Facilities

Third-Party Wafer Foundry Facilities

GLOBALFOUNDRIES Inc.    On March 2, 2009, we entered into a Wafer Supply Agreement (the WSA) with GLOBALFOUNDRIES Inc. (GF). The WSA governs the terms by which we purchase products manufactured by GF, a related party to us. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements from GF with limited exceptions. For more information about the WSA, see “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-GLOBALFOUNDRIES,” below. GF currently manufactures wafers for our products on 300 millimeter wafers primarily in technologies ranging from 32nm to 28nm.

Taiwan Semiconductor Manufacturing Company.    We also have foundry arrangements with Taiwan Semiconductor Manufacturing Company (TSMC) for the production of wafers for certain products. We are in production in TSMC’s 300 millimeter fabrication facilities in technologies ranging from 65nm to 28nm.

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

The remaining wafers for our products are delivered from third-party foundries to our test, assembly and packaging partners located in the Asia-Pacific region who package and test our final semiconductor products.

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 27, 2014, we had approximately 4,900 patents in the United States and approximately 1,200 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business.

As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the cross license agreement that we entered into with Intel on November 11, 2009. Under the cross license agreement, we granted to Intel and Intel granted to us, non-exclusive, royalty-free licenses to all of each other’s patents that were first filed no later than November 11, 2014 and each party can exploit these patents anywhere in the world for making and selling certain semiconductor- and electronic-related products. Under the cross license agreement, Intel has rights to make semiconductor products for third parties, but the third-party product designs are not licensed as a result of such manufacture. We have rights to perform assembly and testing for third parties but not rights to make semiconductor products for third parties. The term of the cross license agreement continues until the expiration of the last to expire of the licensed patents, unless earlier terminated. A party can terminate the cross license agreement or the rights and licenses of the other party if the other party materially breaches the cross license agreement and does not correct the noticed material breach within 60 days. Upon such termination, the terminated party’s license rights terminate but the terminating party’s license rights continue, subject to that party’s continued compliance with the terms of the cross license agreement. The cross license agreement will automatically terminate if a party undergoes a change of control (as defined in the cross license agreement), and both parties’ licenses will terminate. Upon the bankruptcy of a party, that party may assume, but may not assign, the cross license agreement, and in the event that the cross license agreement cannot be assumed, the cross license agreement and the licenses granted will terminate.

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

Employees

As of December 27, 2014, we had approximately 9,700 employees.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer road maps, or produce sudden changes in demand, which may result in excess inventory. A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.

Recent U.S. legislation includes disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.

While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us. See also, “Item 3-Legal Proceedings-Environmental Matters,” below.

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

Intel Corporation has been the market share leader for microprocessors for many years. Intel’s market share, margins and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to influence customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and a lower average selling price for many of our products and adversely affect our margins and profitability.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. Original equipment manufacturers (OEMs) that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards and specifications for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its market position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel recently introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks.

Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

Intel’s position in the microprocessor market and integrated graphics chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.

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

Further, if our requirements are less than the number of wafers that we may commit to purchase from GF, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

We are currently in the process of negotiating a fifth amendment to the WSA, and we expect that our future purchases from GF will continue to be material. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margin and our results of operations.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors continue to shift from desktop PCs and notebooks to tablets. Historically, a significant portion of our Computing and Graphics revenue has been related to desktop PCs. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. Currently, a large portion of our business is focused on the consumer PC portions of the market, which has experienced a decline driven by the adoption of smaller form factors and increased competition. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

We may not be able to successfully implement our business strategy to refocus our business to address markets beyond our core PC market to high-growth adjacent markets.

We are implementing a business strategy to refocus our business to address markets beyond our core PC market to high-growth adjacent markets, representing the embedded, professional graphics, semi-custom, dense server and ultra low-power client markets. One of the goals of our strategy is to derive approximately 50% of our revenue from high growth adjacent markets by the end of 2015. As part of our business strategy, effective July 1, 2014, we realigned our organizational structure to create a Computing and Graphics segment and an Enterprise,

Embedded and Semi-Custom segment. However, if demand for products from high growth adjacent markets is below our expectations or if we are not able to improve cost or operational efficiencies of this business model, we may not realize benefits from our business strategy. Despite our efforts, we may not be able to effectively implement our strategy in a timely manner to exploit potential market opportunities, achieve the goals of our business strategy or meet competitive challenges.

Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. For example, throughout 2014, we sampled “Seattle,” our first 64-bit ARM server processor and in the second quarter of 2014, we announced a 64-bit ARM architectural license for the development of custom high-performance cores for high-growth adjacent markets. Also in the second quarter of 2014 we announced our third generation mainstream and low powered mobile APUs, formerly codenamed “Mullins” and “Beema,” and we released our new embedded APU, formerly codenamed “Bald Eagle,” which is our first embedded processor to incorporate HSA features. We cannot assure you that our new strategic direction, including our efforts to address markets beyond our core PC market and our efforts to create ARM-based products, will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.

The completion and impact of the 2014 Restructuring Plan and our transformation initiatives could adversely affect us.

In October 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6%, largely completed by the end of 2014, and an alignment of our real estate footprint with the reduced headcount, largely expected to be completed by the end of the first half of 2015. These restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other benefits from the 2014 Restructuring Plan. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected. In addition, as a result of the 2014 Restructuring Plan, we recorded a restructuring and impairment charge of $57 million in the fourth quarter of 2014, and we expect to record a restructuring charge of approximately $13 million in 2015, primarily related to real estate actions. We also made cash payments related to the 2014 Restructuring Plan of $19 million in the fourth quarter of 2014 and expect to make cash payments related to the 2014 Restructuring Plan of approximately $34 million in 2015 and approximately $8 million in 2016.

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our senior secured asset based line of credit for a principal amount up to $500 million (our Secured Revolving Line of Credit, as amended), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Secured Revolving Line of Credit or borrow more funds on terms acceptable to us, if at all.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our total debt as of December 27, 2014 was $2.2 billion. Our substantial indebtedness may:

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

The indentures governing our 7.75% Senior Notes due 2020 (7.75% Notes), 7.50% Senior Notes due 2022 (7.50% Notes), 7.00% Senior Notes due 2024 (7.00% Notes) and 6.75% Senior Notes due 2019 (6.75% Notes) contain various covenants which limit our ability to, among other things:

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

Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $250 million, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $250 million for 45 days, we will become subject to various additional covenants which limit our ability to, among other things:

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

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes, 6.75% Notes and 6.00% Convertible Senior Notes due 2015 (6.00% Notes), as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes, 6.75% Notes or 6.00% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state-of-the-art visual experience), power consumption (including battery life), reliability, processor clock speed, perfomance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability.

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

We are implementing a long-term business strategy to refocus our business to address markets beyond our core PC market to the high-growth adjacent markets. However, we are entering markets with new and different competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for approximately 61% of our net revenue in 2014. On a segment basis, during 2014, five customers accounted for approximately 54% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 90% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenues of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

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

A significant portion of our business is currently dependent upon the market for desktop PCs and notebooks. Form factors continue to shift from desktop PCs and notebooks to tablets. Historically, a significant portion of our Computing and Graphics revenue has been related to desktop PCs. Currently, a large portion of our business is focused on the consumer PC portions of the market, which has experienced a decline driven by the adoption of smaller form factors and increased competition. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.

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

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that our customers utilize to support our microprocessor, GPU and APU offerings. We also rely on AIBs to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards and other components decrease their support for our product offerings, our business could be materially adversely affected.

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

We perform our annual goodwill impairment analysis as of the first day of the fourth quarter of each year. Based on the annual goodwill impairment analysis that we conducted during the fourth quarter of 2014, we concluded that the carrying amount of goodwill assigned to our Computing and Graphics reporting unit exceeded its estimated fair value, and accordingly, we recorded a goodwill impairment charge of $233 million, which represented the entire goodwill balance within this reporting unit. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of goodwill impairment. The occurrence of any of these events may require us to record goodwill impairment charges in the future.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel.

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

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of December 27, 2014, $130 million debt was outstanding under our Secured Revolving Line of Credit and $2.07 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Currently, a large portion of our business is focused on the consumer PC portions of the market, which has experienced a decline driven by the adoption of smaller form factors and increased competition.

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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to our business. Our business processes and information systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. As such, our information systems will continually evolve and adapt in order to meet our business needs. These changes may be costly and disruptive to our operations and could impose substantial demands on management time.

These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We continuously work on simplifying our information systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyber-attacks, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business.

In addition, as our IT environment continues to evolve, we are embracing new ways of communicating and sharing data internally and externally with customers and partners using methods such as mobility and the cloud that can promote business efficiency. However, these practices can also result in a more distributed IT environment, making it more difficult for us to maintain visibility and control over internal and external users, and meet scalability and administrative requirements. If our security controls cannot keep pace with the speed of these changes, or if we are not able to meet regulatory and compliance requirements, our business would be materially adversely affected.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

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

We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, to our manufacturing suppliers and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including help desk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration and voice, video and remote access. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in- house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 81% in 2014. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

We have costs, assets and liabilities that are denominated in foreign currencies. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow. In addition, the majority of our product sales are denominated in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the local currency can cause increases or decreases in the cost of our products in the local currency of such customers. An appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014 and March 20, 2014, complaints were filed against us seeking damages for alleged securities law violations, which are described in Note 16 of our consolidated financial statements. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including claims in the January 15, 2014 and March 20, 2014 complaints filed against us, may result in the payment of damages that could be material to our business.

With respect to intellectual property litigation, from time to time, we have been notified of, or third parties may bring or have brought, actions against us and/or against our customers based on allegations that we are infringing the intellectual property rights of others, contributing to or inducing the infringement of the intellectual property rights of others, improperly claiming ownership of intellectual property or otherwise improperly using the intellectual property of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. These parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. A number of jurisdictions including the EU, Australia and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.

Recent U.S. legislation includes disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the U.S. government. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

Higher health care costs and labor costs could adversely affect our business.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the ACA), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions affecting us presently anticipated to begin in the second quarter of fiscal 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

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

At December 27, 2014, we owned principal research and development, engineering, manufacturing, warehouse and administrative facilities located in the Canada, China and Malaysia. These facilities totaled approximately 934,000 square feet.

We lease our main facility with respect to our graphics and chipset products, which is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We own and operate one additional facility in Markham, Ontario which consists of approximately 123,000 square feet, including office space and approximately 30,000 square-feet of warehouse space. We also currently own and operate two microprocessor assembly and test facilities comprising an aggregate of approximately 811,000 square feet, including office space and approximately 250,000 square feet of assembly, test, mark and packaging facilities. Our current microprocessor assembly and test facilities are located in Malaysia and China and are described in further detail in the section entitled “Assembly, Test, Mark and Packaging Facilities,” above.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 422,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.

As of December 27, 2014, we also leased approximately 2.5 million square feet of space for engineering, manufacturing, warehouse and administrative use, including our headquarters in Sunnyvale, California, our principal administrative facilities in Austin, Texas, and a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2025, although some of these leases include optional renewals. The lease for our headquarters in Sunnyvale, California expires in December 2018, and provides for two successive 10-year optional renewals. The lease for our principal administrative facilities in Austin, Texas expires in March 2025, and provides for one 10-year optional renewal.

We also have approximately 360,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to portions of this space that expire at various dates through 2022. We are actively marketing portions of our vacant lease space for sublease.

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

Securities Class Action

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers, collectively AMD, for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, AMD filed a motion to dismiss plaintiffs’ claims. Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuit

On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against AMD (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period. The shareholder derivative lawsuit is currently stayed pending a decision on the motion to dismiss the class action lawsuit Hatamian v. AMD, et al. Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

In 1991, we received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We have entered into settlement agreements with other responsible parties on two of the orders. During the term of such agreements, other parties have agreed to assume most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. We remain responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. Costs could also increase as a result of additional test and remediation obligations imposed by the Environmental Protection Agency or California Regional Water Quality Control Board. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Our common stock was listed on the New York Stock Exchange from 1979 until the close of trading on December 31, 2014. On January 2, 2015, we transferred the listing of our common stock to The Nasdaq Stock Market (Nasdaq) under the symbol “AMD”. On February 13, 2015, there were 6,937 registered holders of our common stock, and the closing price of our common stock was $3.15 per share as reported on Nasdaq.

The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal Year 2014 Quarters Ended:
March 29, 2014	$4.60	$3.29
June 28, 2014	$4.50	$3.65
September 27, 2014	$4.80	$3.60
December 27, 2014	$3.66	$2.35

	High	Low
Fiscal Year 2013 Quarters Ended:
March 30, 2013	$2.93	$2.28
June 29, 2013	$4.42	$2.26
September 28, 2013	$4.65	$3.25
December 28, 2013	$4.13	$3.04

Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our indentures for our 6.75% Notes, 7.00% Notes, 7.75% Notes and 7.50% Notes, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the indentures. We are prohibited from paying cash dividends on our common stock during a Domestic Cash Trigger Period under our Secured Revolving Line of Credit, which includes a period during which our domestic cash or cash equivalents held in certain accounts is at any time less than $250 million.

For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 25, 2009 through December 27, 2014. The past performance of our common stock is no indication of future performance.

	Base Period 12/24/2009	Years Ending
Company / Index		12/25/2010	12/31/2011	12/29/2012	12/28/2013	12/27/2014
Advanced Micro Devices, Inc.	100	81.13	54.49	23.01	38.14	26.74
S&P 500 Index	100	113.82	116.31	132.67	177.94	205.98
S&P 500 Semiconductors Index	100	110.88	113.97	108.05	148.09	206.36

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 27, 2014

(In millions except per share amounts)

	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
Net revenue	$5,506	$5,299	$5,422	$6,568	$6,494
Income (loss) from continuing operations(2)(3)(4)(5)(6)(7)	(403)	(83)	(1,183)	495	471
Loss from discontinued operations, net of tax(8)	—	—	—	(4)	—
Net income (loss) attributable to AMD common stockholders	$(403)	$(83)	$(1,183)	$491	$471
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$(0.53)	$(0.11)	$(1.60)	$0.68	$0.66
Discontinued operations	—	—	—	(0.01)	—

Basic net income (loss) attributable to AMD common stockholders per common share	$(0.53)	$(0.11)	$(1.60)	$0.68	$0.66
Diluted
Continuing operations	$(0.53)	$(0.11)	$(1.60)	$0.67	$0.64
Discontinued operations	—	—	—	(0.01)	—

Diluted net income (loss) attributable to AMD common stockholders per common share	$(0.53)	$(0.11)	$(1.60)	$0.66	$0.64
Shares used in per share calculation
Basic	768	754	741	727	711
Diluted	768	754	741	742	733
Long-term debt and other long term liabilities(9)	$2,140	$2,175	$2,065	$1,590	$2,270
Total assets	$3,767	$4,337	$4,000	$4,954	$4,964

(1)	2014, 2013, 2012 and 2010 consisted of 52 weeks, whereas 2011 consisted of 53 weeks.
(2)

In 2010, we entered into a settlement agreement with Samsung. Pursuant to the settlement agreement, Samsung agreed to pay us $283 million, net of withholding taxes. We recorded this amount as a gain in 2010. In 2013, we entered into licenses and settlements regarding patent-related matters. Pursuant to these licenses and settlements, we received in aggregate, $48 million, net, which we recorded within net legal settlements in 2013.

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

(5)

In 2014, 2012 and 2011, we implemented restructuring plans and incurred net charges of $58 million, $6 million, $100 million and $100 million in 2014, 2013, 2012 and 2011, respectively, which primarily consisted of severance and related employee benefits.

(6)

In 2014, we incurred other special charges of $13 million primarily related to the departure of our former CEO. In 2013, we sold and leased back buildings in various locations and land in Austin, Texas, for which we recorded a net charge of $24 million in other special charges.

(7)

In 2014, we recorded a goodwill impairment charge of $233 million related to our Computing and Graphics segment. Also in 2014, we recorded a $58 million lower of cost or market inventory adjustment related to our second generation APU products.

(8)

In 2008, we sold our Digital Television business to Broadcom Corporation for $141.5 million and classified it as discontinued operations. In 2011, we recorded a charge of $4 million in connection with a payment to Broadcom related to this asset sale.

(9)

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

The following discussion should be read in conjunction with the consolidated financial statements as of December 27, 2014 and December 28, 2013 and for each of the three years in the period ended December 27, 2014 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Introduction

We are a global semiconductor company with facilities worldwide. Within the global semiconductor industry, we offer primarily:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

(ii)	server and embedded processors, dense servers, semi-custom System-on-Chip (SoC) products and technology for game consoles.

In this MD&A, we will describe the results of operations and the financial condition for us and our consolidated subsidiaries, including a discussion of our results of operations for 2014 compared to 2013 and 2013 compared to 2012, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

Overview

Net revenue for 2014 was $5.5 billion, an increase of 4% compared to 2013 net revenue of $5.3 billion. The increase in net revenue from 2013 was due to a 51% increase in Embedded, Enterprise and Semi-Custom segment revenue, primarily due to higher semi-custom SoC sales. The annual increase in Embedded, Enterprise and Semi-Custom segment net revenue was offset by a 16% decrease in Computing and Graphics segment net revenue. The annual decrease in the Computing and Graphics segment was primarily due to lower desktop processor and chipset sales. While we believe the pace of the decline in the PC market is slowing, our annual Computing and Graphics segment results reflect the ongoing challenges of a competitive consumer PC market.

During 2014, as part of our strategy to transform our business to attain approximately 50% of our revenue from high-growth adjacent markets by the end of 2015, we continued to focus on introducing a more diverse product portfolio. By the end of 2014, we derived approximately 40% of our annual revenues from high-growth markets. In the second quarter of 2014, we announced our ambidextrous computing roadmap to develop custom high-performance ARM and x86 processor cores for 2016. At the same time, we publicly demonstrated the AMD Opteron™ A1100 Series, our first 64-bit ARM-based server processor based on 28 nanometer (nm) technology. During 2014, we continued to experience strong demand for our AMD semi-custom SoCs that are found in Sony PlayStation®4 and Microsoft Xbox One. We also launched a number of new embedded products during 2014, including the second-generation AMD Embedded R-series APU and CPU, the new x86 AMD Embedded G-Series SoC, the AMD Embedded G-Series CPU and the AMD Embedded Radeon™ E8860 GPU. We also continued to develop and introduce differentiated products in 2014. We expanded our notebook APU offerings in 2014 with the introduction of the AMD 2014 Performance Mobile APU designed for ultrathin and high-performance mobile PCs, the AMD Pro A-Series APU for commercial PCs and the third-generation AMD mainstream and low-powered mobile APU designed for commercial and consumer mobile devices. We also launched a number of graphics products in 2014, including the AMD Radeon™ R9 295X2 and AMD Radeon™ R9 285 designed for performance gaming.

In 2014, we made progress in improving our balance sheet by re-profiling our debt maturity schedule. During 2014, we repurchased $487 million in aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes), reducing the outstanding aggregate principal amount to $42 million. We repurchased

$500 million in aggregate principal amount of 8.125% Senior Notes due 2017 (8.125% Notes). We also repurchased $50 million in aggregate principal amount of our 7.75% Senior Notes due 2020 (7.75% Notes) in open market transactions, and $25 million in aggregate principal amount of our 7.50% Senior Notes due 2022 (7.50% Notes). The repurchases of the 7.75% Notes and 7.50% Notes were funded with our Secured Revolving Line of Credit. To assist us in financing these note repurchases, during 2014, we issued $500 million of 7.00% Senior Notes due 2024 (7.00% Notes) and $600 million of 6.75% Senior Notes due 2019 (6.75% Notes). Total debt as of the end December 27, 2014 was $2.2 billion compared to $2.1 billion as of December 28, 2013. Our cash, cash equivalents and marketable securities as of December 27, 2014 were $1.0 billion compared to $1.2 billion as of December 28, 2013.

GLOBALFOUNDRIES

Formation and Accounting

On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (currently known as Mubadala Technology Investments LLC (Mubadala Tech)) and West Coast Hitech L.P. (WCH), pursuant to which we formed GF. In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, AMD, Mubadala Tech and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.

At GF’s formation on March 2, 2009 and through December 26, 2009, GF was deemed a variable-interest entity, and we were deemed to be GF’s primary beneficiary. Accordingly, we consolidated GF under applicable accounting rules. As a result of certain GF governance changes, we deconsolidated GF and accounted for our GF ownership under the equity method of accounting as of December 27, 2009. Following the deconsolidation, GF became our related party.

In the first quarter of 2011, as a result of a contribution to GF by an affiliate of Mubadala Tech and certain GF governance changes noted above, our ownership in GF was diluted, and we concluded that we no longer had the ability to exercise significant influence over GF. Accordingly, we changed our accounting for our investment in GF from the equity method to the cost method of accounting and recognized a dilution gain in investee of approximately $492 million. In the fourth quarter of 2011, we identified indicators of impairment in GF that were deemed other than temporary. We performed a valuation analysis and recorded a non-cash impairment charge of $209 million. The carrying value of our remaining investment in GF after the impairment charge was $278 million as of December 31, 2011.

On March 4, 2012, as partial consideration for certain rights received under a second amendment to the WSA, we transferred to GF all of the remaining capital stock of GF that we owned. In addition, as of March 4, 2012, the Funding Agreement was terminated, and we were no longer party to the Shareholders’ Agreement. As a result of these transactions, we no longer owned any GF capital stock as of March 4, 2012.

GF continues to be a related party of us because Mubadala Development Company PJSC (Mubadala) and Mubadala Tech are affiliated with WCH, our largest stockholder. WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

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

On March 4, 2012, we entered into a second amendment to the WSA. The primary effect of the second amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us during 2012. Under the terms of the second amendment to the WSA, GF granted us rights to contract with another wafer foundry supplier with respect to specified 28nm products for a specified period of time (the limited waiver of exclusivity). In consideration for the limited waiver of exclusivity, we recorded a charge of $703 million in the first quarter of 2012 consisting of a $425 million cash payment and a $278 million non-cash charge representing the transfer to GF of our remaining investment in GF at fair value.

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

We are currently in the process of negotiating a fifth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

Our total purchases from GF related to wafer manufacturing and research and development activities for 2014, 2013 and 2012 were $1.0 billion, $1.0 billion and $1.2 billion, respectively.

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

Revenue Allowances.    We record a provision for estimated sales returns and allowances on product sales for estimated future price reductions and other customer incentives in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, historical allowances, historical price reductions, market activity and other known or anticipated trends and factors. These estimates are subject to management’s judgment and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenue and operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence based on projected sales outlook. This evaluation includes analysis of historical sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory. In addition, we write off inventories that we consider obsolete. We adjust the remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and market value. If, in any period, we anticipate future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually, or more frequently if there are indicators of impairment present.

We perform an annual goodwill impairment analysis as of the first day of the fourth quarter of each year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of a reporting unit is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market condition. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 13% to 19% from 2012 to 2014. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.

Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly-traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

For the annual goodwill impairment analysis in 2014, we determined that the carrying value of the Computing and Graphics reporting unit exceeded its estimated fair value and accordingly an impairment charge of $233 million was recorded, which represented the entire goodwill balance within this reporting unit. The remaining two reporting units’ estimated fair values exceeded their carrying value, ranging from approximately 156% to approximately 209%. In estimating the fair value of our reporting units, we took into consideration the challenging industry and market trends that existed as of September 28, 2014, the date of the annual goodwill impairment test for each respective reporting unit.

Based on the results of our annual analysis of goodwill in 2013 and 2012, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment.

Estimates of fair value for all or our reporting units can be affected by a variety of external and internal factors. Potential events or circumstance that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our reporting units include adverse changes in our industry, increased competition, an inability to successfully introduce new products in the marketplace or to achieve internal forecasts, and a decline in our stock price. If the estimated fair value of our reporting units declines due to any of these factors, we may be required to record future goodwill impairment.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing authority. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. We recognize the interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.

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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, net restructuring and other special charges, workforce rebalancing severance charges, goodwill impairment charge, significant or unusual lower of cost or market inventory adjustments, loss on debt repurchases, a charge related to the limited waiver of exclusivity from GF and a net gain from licenses and settlement agreements regarding patent-related matters. We also reported the results of former businesses in the All Other category because the operating results were not material. In addition, during 2014, we reclassified $273 million of lower of cost or market inventory adjustment previously recorded in Computing and Graphics segment in 2012 to All Other category to conform with the current year’s presentation.

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

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 27, 2014, December 28, 2013 and December 29, 2012 each included 52 weeks. References in this report to 2014, 2013 and 2012 refer to the fiscal year unless explicitly stated otherwise.

The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) before income taxes for 2014, 2013 and 2012. The prior period results have been recast to reflect our new reportable segments.

	2014	2013	2012
	(In millions)
Net revenue:
Computing and Graphics	$3,132	$3,720	$4,724
Enterprise, Embedded and Semi-Custom	2,374	1,577	698
All Other	—	2	—
Total net revenue	$5,506	$5,299	$5,422
Operating income (loss):
Computing and Graphics	$(76)	$(101)	$129
Enterprise, Embedded and Semi-Custom	399	295	18
All Other	(478)	(91)	(1,203)
Total operating income (loss)	$(155)	$103	$(1,056)
Interest income	3	5	8
Interest expense	(177)	(177)	(175)
Other income (expense), net	(69)	(5)	6
Loss before income taxes	$(398)	$(74)	$(1,217)

Computing and Graphics

Computing and Graphics net revenue of $3.1 billion in 2014 decreased by 16% compared to $3.7 billion in 2013 as a result of a 27% decrease in unit shipments, partially offset by a 15% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products for desktop and notebook PCs and chipsets due to challenging consumer PC market conditions and our chipsets being integrated into our APU products. The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessor products due to improved product mix of our microprocessor products for desktop and notebook PCs.

Computing and Graphics net revenue of $3.7 billion in 2013 decreased by 21% compared to $4.7 billion in 2012 as a result of a 23% decrease in unit shipments and a 2% increase in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products for desktop and notebook PCs, chipset products and GPU products. The increase in average selling price was primarily attributable to an increase in average selling price of our GPU products, partially offset by a decrease in average selling price of our microprocessor products for desktop and notebook PCs and chipset products. Unit shipments and average selling price for microprocessor products for desktop and notebook PCs and chipset products decreased primarily due to challenging market conditions and the increasing popularity of tablets as a consumer device of choice, which resulted in decreased demand for our products.

Computing and Graphics operating loss was $76 million in 2014 compared to an operating loss of $101 million in 2013. The improvement in operating results was primarily due to a $323 million decrease in cost of sales, a $201 million decrease in research and development expenses and a $89 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in 2014 compared to 2013. Operating loss in 2014 included a $19 million benefit from technology licensing revenue. In addition, operating loss in 2013 included a $57 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $8 million benefit in 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.

Computing and Graphics operating loss was $101 million in 2013 compared to an operating income of $129 million in 2012. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $582 million decrease in cost of sales, a $154 million decrease in marketing, general and administrative expenses and a $37 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in 2013 compared to 2012 as well as the absence of the inventory write-down of approximately $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano”. In addition, operating loss for 2013 included a $57 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses,” below.

Enterprise, Embedded and Semi-Custom

Enterprise, Embedded and Semi-Custom net revenue of $2.4 billion in 2014 increased by 51% compared to net revenue of $1.6 billion in 2013. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products, which we began shipping in the second quarter of 2013.

Enterprise, Embedded and Semi-Custom net revenue of $1.6 billion in 2013 increased by 126% compared to net revenue of $0.7 billion in 2012. The increase was primarily due to net revenue received in connection with sales of our semi-custom SoC products, which we began shipping in the second quarter of 2013, partially offset by a decrease in net revenue from server products. Net revenue from sales of server products decreased in 2013 compared to 2012 due to lower unit shipments, as well as lower average selling price due to challenging market conditions, which adversely impacted demand.

Enterprise, Embedded and Semi-Custom operating income was $399 million in 2014 compared to $295 million in 2013. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $614 million increase in cost of sales, a $64 million increase in research and development expenses and a $15 million increase in marketing, general and administrative expenses. The increase in cost of sales was primarily due to an increase in unit shipments of our semi-custom SoC products in 2014 compared to 2013. In addition, operating income in 2014 included an $8 million benefit from technology license revenue. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom operating income was $295 million in 2013 compared to $18 million in 2012. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $702 million increase in cost of sales and a $12 million increase in marketing, general and administrative expenses, partially offset by a $112 million decrease in research and development expenses. The increase in cost of sales was primarily due to the commencement of unit shipments of our semi-custom SoC products in the second quarter of 2013. Marketing, general and administrative expenses increased and research and development expenses decreased for the reasons set forth under “Expenses” below.

All Other

All Other revenue pertains to results from former businesses, which were immaterial in 2014, 2013 and 2012.

All Other operating loss of $478 million in 2014 included a goodwill impairment charge of $233 million, stock-based compensation expense of $81 million, net restructuring and other special charges of $71 million, lower of cost or market inventory adjustment of $58 million, $14 million related to workforce rebalancing severance charges, $14 million related to amortization of acquired intangible assets and $7 million related to other expenses.

All Other operating loss of $91 million in 2013 included stock-based compensation expense of $91 million, net restructuring and other special charges of $30 million and $18 million related to amortization of acquired intangible assets. During the fourth quarter of 2013, we entered into licenses and settlements regarding patent-related matters, for which we received in aggregate $48 million in net cash, which we recorded as an offset to operating expenses.

All Other operating loss of $1.2 billion in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, lower of cost or market inventory adjustment of $273 million related to the fee for GF’s waiver of a portion of our obligations, $100 million of net restructuring charges, stock-based compensation expense of $97 million, $14 million related to amortization of acquired intangible assets and $6 million related to our acquisition of SeaMicro, Inc. (SeaMicro) in 2012.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net and Income Taxes

The following is a summary of certain consolidated statement of operations data for 2014, 2013 and 2012.

	2014	2013	2012
	(In millions, except for percentages)
Cost of sales	$3,667	$3,321	$4,187
Gross margin	1,839	1,978	1,235
Gross margin percentage	33%	37%	23%
Research and development	1,072	1,201	1,354
Marketing, general and administrative	604	674	823
Amortization of acquired intangible assets	14	18	14
Restructuring and other special charges, net	71	30	100
Goodwill impairment charge	233	—	—
Legal settlements, net	—	(48)	—
Interest income	3	5	8
Interest expense	(177)	(177)	(175)
Other income (expense), net	(69)	(5)	6
Provision (benefit) for income taxes	$5	$9	$(34)

Gross Margin

Gross margin as a percentage of net revenue was 33% in 2014 compared to 37% in 2013. Gross margin in 2014 included a $58 million lower of cost or market inventory adjustment, which accounted for one gross margin percentage point, and a $27 million benefit from technology licensing revenue, which accounted for less than one gross margin percentage point. Gross margin in 2013 included a $57 million benefit from sales of inventory that was previously reserved in the third quarter of 2012, which accounted for one gross margin percentage point as compared to $8 million in 2014 which had a less than one percentage point impact. Gross margin in 2014 was adversely impacted by lower average gross margins in our Enterprise, Embedded and Semi-Custom segment driven by increased sales of lower margin semi-custom SoC products.

Gross margin as a percentage of net revenue was 37% in 2013 compared to 23% in 2012. Gross margin in 2012 included a $703 million charge related to the limited waiver of exclusivity from GF, a lower of cost or market charge of $273 million and a $5 million charge recorded to cost of sales related to a legal settlement. Absent the effect of these charges, which we believe are not indicative of our ongoing operating performance, our gross margin would have been 41% in 2012 compared to 37% in 2013. Gross margin in 2013 was adversely impacted by the lower average gross margins in our Enterprise, Embedded and Semi-Custom segment primarily driven by lower margin semi-custom SoC products, which we began shipping in the second quarter of 2013. Gross margin in 2012 was adversely impacted by an inventory write-down of $100 million during the third quarter of 2012 as a result of lower than anticipated future demand for certain products, mainly first generation A-Series APU products, codenamed “Llano,” which accounted for two gross margin percentage points. Gross margin in 2013 included a $57 million benefit from sales of this previously reserved inventory, which accounted for one gross margin percentage point.

Expenses

Research and Development Expenses

Research and development expenses of $1.1 billion in 2014 decreased by $129 million, or 11%, compared to $1.2 billion in 2013. The decrease was primarily due to a $201 million decrease in research and development expenses attributable to our Computing and Graphics segment, partially offset by a $64 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $9 million increase in the All Other category related to a workforce rebalancing severance charge recorded in the first quarter of 2014. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $171 million decrease in product engineering and design costs, a $22 million decrease in other employee compensation and benefit expenses and a $10 million decrease in manufacturing process technology expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment, where we expect to continue to increase our investment, increased primarily due to a $59 million increase in product engineering and design costs and a $3 million increase in other employee compensation and benefit expenses.

Research and development expenses of $1.2 billion in 2013 decreased by $153 million, or 11%, compared to $1.4 billion in 2012. The decrease was primarily due to a $112 million decrease in research and development expense attributable to our Enterprise, Embedded and Semi-Custom segment, a $37 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $4 million decrease in stock-based compensation expense recorded in the All Other category. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased as a result of a $103 million decrease in product engineering costs and a $9 million decrease in manufacturing process technology expenses. The decrease in research and development expenses attributable to our Computing and Graphics segment was primarily due to a $38 million decrease in product engineering costs and a $35 million decrease in manufacturing process technology expenses, partially offset by a $34 million increase in other employee compensation and benefit expenses.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $604 million in 2014 decreased by $70 million, or 10%, compared to $674 million in 2013. The decrease was primarily due to an $89 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, partially offset by a $15 million increase in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $5 million increase in the All Other category related to a workforce rebalancing severance charge recorded in the first quarter of 2014. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $61 million decrease in sales and marketing activities and a $25 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to an $8 million increase in sales and marketing activities and a $5 million increase in other general and administrative expenses.

Marketing, general and administrative expenses of $674 million in 2013 decreased by $149 million, or 18%, compared to $823 million in 2012. The decrease was primarily due to a $154 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment and a $6 million decrease in the All Other category due to the absence of SeaMicro acquisition-related costs recorded in 2012, partially offset by a $12 million increase in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $93 million decrease in sales and marketing activities and a $72 million decrease in other general and administrative expenses, partially offset by a $10 million increase in other employee compensation and benefit expense. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom Solutions segment increased primarily due to a $33 million increase in other general and administrative expenses, partially offset by a $20 million decrease in sales and marketing activities.

Legal Settlements

During the fourth quarter of 2013, we entered into licenses and settlement agreements regarding patent-related matters for which we received in aggregate $48 million in net cash, which we recorded as an offset to operating expenses. At the time we entered into the agreements, we did not have any future obligations that we were required to perform in order to earn the settlement payments. Accordingly, we recognized the entire settlement amount in our operating results for the fourth quarter of 2013.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $14 million in 2014, $18 million in 2013 and $14 million in 2012. The decrease from 2013 to 2014 was due to the reduced amortization base amount of acquired intangible assets of ATI. The increase from 2012 to 2013 was due to amortization of the intangible assets of SeaMicro, which we acquired in 2012.

Restructuring and Other Special Charges, Net

Effects of Restructuring Plans

2014 Restructuring Plan

In October 2014, we implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6%, largely completed by the end of 2014, and an alignment of our real estate footprint with the reduced headcount, largely expected to be completed by the end of first half of 2015. We recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities related costs and $6 million for asset impairments, a non-cash charge. In accordance with the restructuring plan, we expect to record a restructuring charge of approximately $13 million in 2015, primarily related to real estate actions. We made cash payments of $19 million in the fourth quarter of 2014 and expect to make cash payments of $34 million and $8 million in 2015 and 2016, respectively.

2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million, which was primarily comprised of employee severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2014 and 2013, we incurred costs of $3 million and $11 million, respectively, related to facility consolidation and site closures, which were partially offset by the release of estimated employee-related severance costs of $5 million and $2 million, respectively. The 2012 restructuring plan was largely completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In 2012, we recorded an approximately $8 million for severance and costs related to certain employee benefits. The 2011 restructuring plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during 2014 and 2013 and the remaining related liabilities recorded in “Accrued and other current liabilities” and “Other long-term liabilities” on our consolidated balance sheet as of December 27, 2014:

	Severance and related benefits	Other exit Related Costs	Total
	(In millions)
Balance at December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	11	6
Cash payments	(33)	(21)	(54)
Balance at December 28, 2013	3	7	10
Charges (reversals), net	42	16	58
Cash payments	(19)	(4)	(23)
Non-cash charges	—	(6)	(6)
Balance at December 27, 2014	$26	$13	$39

The following table provides a summary of each major type of cost associated with the 2014, 2012 and 2011 restructuring plans for the periods presented:

	2014	2013	2012
	(In millions)
Severance and benefits charges (reversals), net	$42	$(5)	$95
Contract or program termination charges	6	—	—
Asset impairments	6	—	4
Facility consolidation and closure charges	4	11	1
Total	$58	$6	$100

Sale and Leaseback Transactions

In September 2013, we sold a light industrial building in Singapore and leased back a portion of the original space. We received net cash proceeds of $46 million in connection with the sale, which resulted in a $17 million gain that we recorded in the third quarter of 2013 and a deferred gain of $14 million (as of September 28, 2013) that is being amortized over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the operating lease for 4 years at the end of the initial lease term and for an additional 3.5 years thereafter.

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

Executive Officer Separation

In the fourth quarter of 2014, we recorded other special charges of $13 million. The amount primarily included $10 million due to the departure of our former CEO, of which $5 million was related to cash and $5 million was related to stock-based compensation expenses. The amount is recorded as “Restructuring and other special charges, net” on the consolidated statements of operations.

Interest Income

Interest income was $3 million in 2014 compared to $5 million in 2013. The decrease was primarily due to a decrease in average investments in marketable securities and a decrease in the weighted-average interest rate during 2014.

Interest income was $5 million in 2013 compared to $8 million in 2012. The decrease was primarily due to a decrease in average investments in marketable securities during 2013.

Interest Expense

Interest expense of $177 million in 2014 was relatively flat as compared to $177 million in 2013 and $175 million in 2012.

Other Income (Expense), Net

Other expense, net, in 2014 was $69 million compared to $5 million of other expense, net, in 2013 and $6 million of other income, net, in 2012.

In 2014, we recognized $69 million of other expense, net, primarily due to a $61 million loss from debt repurchases and a $7 million loss from foreign currency exchange rate fluctuations.

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

Income Taxes

We recorded an income tax provision of $5 million and $9 million in 2014 and 2013, respectively, and an income tax benefit of $34 million in 2012.

The income tax provision in 2014 was primarily due to $7 million of foreign taxes in profitable locations, offset by $2 million of tax benefits for Canadian tax credits and the monetization of certain US tax credits.

The income tax provision in 2013 was primarily due to $9 million of foreign taxes in profitable locations and $3 million related to the reversal of previously recognized tax benefits associated with other comprehensive income, offset by $3 million of tax benefits for Canadian tax credits and the monetization of certain U.S. tax credits.

The income tax benefit in 2012 was primarily due to a tax benefit of $36 million relating to our SeaMicro acquisition, a $1 million tax benefit for the tax effects of items credited directly to other comprehensive income, a $2 million tax benefit for Canadian tax credits and a $9 million tax benefit associated with the successful negotiation of a tax holiday in a foreign jurisdiction net of $14 million of foreign taxes in profitable locations.

As of December 27, 2014, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 27, 2014, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was allocated in our consolidated statements of operations as follows:

	2014	2013	2012
	(In millions)
Cost of sales	$3	$5	$8
Research and development	44	48	52
Marketing, general and administrative	34	38	37
Total stock-based compensation expense, net of tax of $0	$81	$91	$97

During 2014, 2013 and 2012, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any effects relating to financing cash flows.

Stock-based compensation expense of $81 million in 2014 decreased by $10 million as compared to $91 million in 2013. The decrease was primarily due to lower expense related to stock options and restricted stock granted in connection with our SeaMicro acquisition as most were becoming fully vested during 2014 and lower stock compensation expense as a result of our 2014 restructuring plan.

Stock-based compensation expenses of $91 million in 2013 decreased $6 million compared to $97 million in 2012. The decrease was primarily due to a lower weighted average grant date fair value and lower stock compensation expense as a result of our 2012 restructuring plan, partially offset by the additional expense related to stock options and restricted stock granted in connection with our SeaMicro acquisition.

As of December 27, 2014, we had $16 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.08 years. Also, as of December 27, 2014, we had $98 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units including performance-based restricted stock units that will be recognized over a weighted-average period of 1.75 years.

International Sales

International sales as a percentage of net revenue were 81% in 2014, 85% in 2013 and 92% in 2012. The decrease in international sales as a percentage of net revenue in 2014 compared 2013 and 2012 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SoC products. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

FINANCIAL CONDITION

Liquidity

As of December 27, 2014, our cash, cash equivalents and marketable securities of $1.0 billion were lower compared to $1.2 billion as of December 28, 2013. The decrease was primarily due to the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012 and the timing of sales and related collections. During 2014, we also used $95 million for purchases of property, plant and equipment. Also, during 2014, we reclassified $45 million of our marketable securities that were previously classified as long-term to short-term as those were intended to be used for operations in the next twelve months. The percentage of cash, cash equivalents and marketable securities held domestically was 89% as of December 27, 2014.

Our debt and capital lease obligations as of December 27, 2014 were $2.2 billion as compared to $2.1 billion as of December 28, 2013. During 2014, we issued $600 million of 6.75% Notes, $500 million of 7.00% Notes, and received $75 million net proceeds from our Secured Revolving Line of Credit borrowings.

During 2014, we repurchased and redeemed $500 million in aggregate principal amount of our 8.125% Notes for $531 million in cash. As of the end of December 27, 2014, we did not have any 8.125% Notes outstanding. Also in 2014, we repurchased $487 million in aggregate principal amount of our 6.00% Notes for $529 million in cash, $50 million in aggregate principal amount of our 7.75% Notes for $48 million in cash, and $25 million in aggregate principal amount of our 7.50% Notes for $24 million in cash. The repurchases of the 7.75% Notes and 7.50% Notes were funded with our Secured Revolving Line of Credit.

In the fourth quarter of 2014, we announced a restructuring plan to implement operating efficiencies. We believe our cash, cash equivalents and marketable securities balance along with the savings from our restructuring plan and our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next twelve months. We believe that in the event we decide to obtain external funding, we may be able to access the capital markets on terms and in amounts adequate to meet our objectives.

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

Operating Activities

Net cash used in operating activities was $98 million in 2014. A net loss of $403 million in 2014 was primarily adjusted for $233 million of goodwill impairment charge, $203 million of depreciation and amortization expenses, $81 million of stock-based compensation expenses, $61 million net loss on debt redemptions, $17 million of non-cash interest expenses primarily related to amortization of debt discounts on our 6.00% Notes and 8.125% Notes, amortization of debt issuance costs and a software and technology license and $14 million non-cash net restructuring and other special charges. The net changes in operating assets as of December 27, 2014 compared to December 28, 2013 included a decrease in inventories of $199 million, largely driven by the lower of cost or market inventory adjustment and lower levels of inventory for our Computing and Graphics and semi-custom SoC products, a decrease in accounts receivable of $7 million, which was primarily due to timing of sales and collections, an increase in prepayments to GF of $113 million and an increase in prepaid expenses and other assets of $7 million. Accounts payable, accrued liabilities and other decreased by $231 million in 2014 as compared to 2013, primarily due to a $104 million decrease in accounts payable driven by timing of purchases and payments, a $73 million decrease in deferred income on shipments to our distributor customers and a $47 million decrease in accrued compensation and benefits. During 2014, our payables to GF, which included all amounts we owe to GF, decreased by $146 million as compared to 2013. The decrease was primarily due to the final $200 million payment to GF made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase in accounts payable to GF due to timing of payments.

Net cash used in operating activities was $148 million in 2013. A net loss of $83 million in 2013 was primarily adjusted for $236 million of depreciation and amortization expenses, $91 million of stock-based compensation expenses, $31 million net loss on disposal of property, plant and equipment and $25 million of non-cash interest expenses primarily related to amortization of debt discounts on our 6.00% Notes and 8.125% Notes and amortization of debt issuance costs. The net changes in operating assets as of December 28, 2013 compared to December 29, 2012 included an increase in inventories of $322 million, largely driven by an increase in Computing and Graphics inventory as well as semi-custom SoC products due to our customers’ next generation game console ramps, an increase in accounts receivable of $200 million, which was primarily due to higher sales during the fourth quarter of 2013 compared to the fourth quarter of 2012, an increase in other assets of $92 million, primarily due to new software licenses and an increase in prepaid expenses and other current assets of $11 million. Accounts payable, accrued and other liabilities increased by $266 million in 2013 as compared to 2012, primarily due to a $241 million increase in accounts payable driven by larger purchases of inventory to support higher sales during the fourth quarter of 2013 compared to the fourth quarter of 2012, a $36 million increase in deferred income on shipments to our distributor customers, and a $28 million increase in accrued compensation and benefits, partially offset by a $39 million decrease in other liabilities, primarily due to a decrease in restructuring accruals and payments for technology licenses. During 2013, our payables to GF, which included all amounts we owe to GF, decreased by $89 million as compared to 2012. The decrease was primarily due to payments of $175 million related to GF’s limited waiver of exclusivity and $40 million related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by an increase of $126 million of payables related to wafer purchases.

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

Investing Activities

Net cash used in investing activities was $12 million in 2014, which consisted of a cash outflow of $95 million for purchases of property, plant and equipment, offset by a net cash inflow of $83 million from purchases, sales and maturities of available for sale securities.

Net cash provided by investing activities was $455 million in 2013 and primarily consisted of net proceeds of $301 million from the purchase, sales and maturities of available-for-sale securities and net proceeds of $154 million from sales and purchases of property, plant and equipment.

Net cash used in investing activities was $19 million in 2012. We had a net cash inflow of $404 million in 2012 from purchases, sales and maturities of available-for-sale securities, partially offset by a net cash outflow of $281 million related to our SeaMicro acquisition, a cash outflow of $133 million for purchases of property, plant and equipment and a cash outflow of $9 million related to other investing activities.

Financing Activities

Net cash provided by financing activities was $46 million in 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million, our 7.00% Notes of $491 million and our Secured Revolving Line of Credit of $75 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Notes, $48 million in payments to repurchase a portion of our 7.75% Notes, $24 million in payments to repurchase a portion of our 7.50% Notes and $3 million in payments for capital lease obligations. During 2014, we also received $8 million in net proceeds, primarily from U.S. government grants for research and development activities and $4 million from the exercise of employee stock options.

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

Net cash provided by financing activities was $37 million in 2012, primarily due to net proceeds from the issuance of our 7.50% Notes of $491 million, $23 million from foreign grants from the Canadian government for research and development activities related to our AMD APU products and from the Malaysian and Chinese governments for our local microprocessor assembly, test and packaging facilities and $14 million from the issuance of common stock under our stock-based compensation plan, partially offset by our repayment of outstanding principal and accrued interest on our 5.75% Convertible Senior Notes due 2012 and repayment of capital lease obligations of $489 million.

During 2014, 2013 and 2012, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of December 27, 2014, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2015	2016	2017	2018	2019	2020 and thereafter
6.00% Notes	$42	$42	$—	$—	$—	$—	$—
6.75% Notes	600	—	—	—	—	600	—
7.75% Notes	450	—	—	—	—	—	450
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	130	130	—	—	—	—	—
Other long-term liabilities	68	—	35	31	1	—	1
Aggregate interest obligation(1)	1,037	150	148	148	148	126	317
Capital lease obligations(2)	12	5	6	1	—	—	—
Operating leases	340	50	46	43	41	27	133
Purchase obligations(3)	688	542	50	71	25	—	—
Obligations to GF(4)	80	80	—	—	—	—	—
Total contractual obligations	$4,422	$999	$285	$294	$215	$753	$1,876

(1)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt discounts on our 6.00% Notes and amortization of debt issuance costs.

(2)	Includes principal and imputed interest.
(3)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition we have obligations for software technology and licenses where payments are fixed and non-cancelable which are also included in the table above.

(4)

Represents our payment obligations to GF as of the end of our fiscal year for wafer receipts and research and development activities. We negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future payment obligations to GF. We are currently in the process of negotiating a fifth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

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

During the first quarter of 2014, we repurchased $64 million in aggregate principal amount of our 6.00% Notes in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during 2014, we repurchased a portion of our 6.00% Notes through a partial tender offer. We repurchased $423 million aggregate principal amount of our 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. We incurred a total loss of $10 million in connection with the foregoing repurchases of our 6.00% Notes.

In 2013, we repurchased $50 million in aggregate principal amount of our 6.00% Notes in open market transactions for $53 million. As of December 27, 2014, the outstanding aggregate principal amount and remaining carrying value of our 6.00% Notes were $42 million. The remaining $42 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the consolidated balance sheet as of December 27, 2014 due May 2015.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 6.00% Notes.

8.125% Senior Notes Due 2017

On November 30, 2009, we issued $500 million of our 8.125% Notes at a discount of 10.204%.

During 2014, we repurchased and redeemed the entire $500 million in aggregate principal amount of our 8.125% Notes for $531 million, which included payment of accrued and unpaid interest of $8 million. We incurred a total loss of $54 million in connection with the foregoing repurchase and redemption of the 8.125% Notes. As of December 27, 2014, we did not have any 8.125% Notes outstanding.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 8.125% Notes.

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

As of December 27, 2014, the outstanding aggregate principal amount of our 6.75% Notes was $600 million, and we reported $600 million of the 6.75% Notes on our consolidated balance sheets.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 6.75% Notes.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of our 7.75% Notes. Our 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. Our 7.75% Notes are governed by the terms of an indenture dated August 4, 2010 between us and Wells Fargo Bank, N.A., as trustee.

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

As of December 27, 2014, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.75% Notes.

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

At any time (which may be more than once) before August 15, 2015, we may redeem up to 35% of the aggregate principal amount of our 7.50% Notes within 90 days of the closing of an equity offering with the net proceeds thereof at a redemption price equal to 107.5% of the principal amount thereof, together with accrued and unpaid interest to but excluding the date of redemption. At any time before August 15, 2022, we may redeem some or all of our 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.50% Indenture).

As of December 27, 2014, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.50% Notes.

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

As of December 27, 2014, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.

See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.00% Notes.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire our 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Secured Revolving Line of Credit

We and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014 (the Loan Agreement) for our Secured Revolving Line of Credit for a principal amount of up to $500 million, with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under our Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.

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

The Loan Agreement contains covenants that place certain restrictions on the Borrowers’ ability to, among other things, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Borrowers’ accounts or inventory other than certain ordinary-course transfers, make certain changes to either Borrower’s name or form or state of organization without notifying the Agent, or liquidate, dissolve, merge, combine or consolidate. Further restrictions apply during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $250 million, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $250 million for 45 days. Such restrictions limit the Borrowers’ ability to, among other things, allow certain subsidiaries that manufacture or process inventory for the Borrowers to borrow secured debt or unsecured debt beyond a certain amount, create any liens upon any of the Borrowers’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit)), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date, become a party to certain agreements restricting the Borrowers’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements or enter into any non-arm’s-length transaction with an affiliate.

During a Domestic Cash Trigger Period, the Borrowers are subject to financial covenants requirement and are required to maintain a fixed charge coverage ratio of 1:1 for each trailing four-fiscal quarter period ending on and after March 29, 2014.

At December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $130 million, with an interest rate of 4.25%, $6 million related to outstanding Letters of Credit, and up to $364 million available for future borrowings. As of December 27, 2014, we were in compliance with all required covenants stated in the Loan Agreement.

The agreements governing our 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes, 7.00% Notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consisted of $67 million of payments due under certain software and technology licenses that will be paid through 2018.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 27, 2014, primarily consisted of $17 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013. Deferred rent related to our facilities in Sunnyvale, California of $7 million and accruals related to facility consolidation and site closure costs under our 2012 restructuring plan of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $5 million of environmental reserves and $3 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.

Capital Lease Obligations

As of December 27, 2014, we had aggregate outstanding capital lease obligations of $12 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities, and in some jurisdictions, we lease the land on which these facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of December 27, 2014 were $340 million, including approximately $284 million of future lease payments and estimated operating costs related to real estate in Austin, Texas, Sunnyvale, California and Singapore that we sold and leased back.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of December 27, 2014, total non-cancelable purchase obligations were $688 million.

Obligations to GF

Obligations to GF represent all of our expected cash payments to GF based on wafer receipts and research and development activities. As of December 27, 2014, payments owed to GF were $80 million. We are currently in the process of negotiating a fifth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of December 27, 2014, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 27, 2014, our investment portfolio consisted primarily of commercial paper, corporate bonds and money market funds. These investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.

As of December 27, 2014, the majority of our outstanding debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

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

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 27, 2014, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.

There were no sales of available-for-sale securities during 2014.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2014:

	2015	2016	2017	2018	2019	2020 and thereafter	Total	2014 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$410	$—	$—	$—	$—	$—	$410	$410
Weighted-average rate	0.13%	—	—	—	—	—	0.13%
Variable rate amounts	$4	$—	$—	$—	$—	$—	$4	$4
Weighted-average rate	5.68%	—	—	—	—	—	5.68%
Marketable securities
Fixed rate amounts	$235	$—	$—	$—	$—	$—	$235	$235
Weighted-average rate	0.30%	—	—	—	—	—	0.30%
Total Investment Portfolio	$649	$—	$—	$—	$—	$—	$649	$649
Debt Obligations
Fixed rate amounts	$172	$—	$—	$—	$600	$1,425	$2,197	$2,031
Weighted-average effective interest rate	5.17%	—%	—%	—%	6.75%	7.40%	7.05%	7.63%
Total Debt Obligations	$172	$—	$—	$—	$600	$1,425	$2,197	$2,031

Foreign Exchange Risk.    As a result of our foreign operations, we incur costs and we carry assets and liabilities that are denominated in foreign currencies, while sales of products are primarily denominated in U.S. dollars.

We maintain a foreign currency hedging strategy, which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of our exposures. We do not use derivative financial instruments for trading or speculative purposes.

In applying our strategy, from time to time, we use foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies. We designate these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules, and evaluate hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

We also use, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries. We do not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.

The following table provides information about our foreign currency forward contracts as of December 27, 2014 and December 28, 2013. All of our foreign currency forward contracts mature within 12 months.

	December 27, 2014			December 28, 2013
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$143	1.1264	$(5.0)	$124	1.0409	$(4.0)
Malaysian Ringgit	42	3.5482	—	—	—	—
Indian Rupee	35	64.1608	(1.1)	—	—	—
Singapore Dollar	33	1.313	(0.4)	—	—	—
Taiwan Dollar	23	31.1284	(0.4)	—	—	—
Chinese Renminbi	22	6.1906	0.1	—	—	—
Total	$298		$(6.8)	$124		$(4.0)

In addition, we use fixed-to-floating interest rate swaps to manage a portion of our exposure to interest rate risk by converting fixed rate interest payments of a portion of our 6.75% Notes to floating rate interest payments based on LIBOR. The notional amount of the interest rate swap we entered into was $250 million as of December 27, 2014. The interest rate swaps are designated as a fair value hedge. All changes in fair value of the swaps are recorded on the Company’s consolidated balance sheets with no net impact to the Company’s consolidated statements of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc.

Consolidated Statements of Operations

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In millions, except per share amounts)
Net revenue	$5,506	$5,299	$5,422
Cost of sales	3,667	3,321	4,187
Gross margin	1,839	1,978	1,235
Research and development	1,072	1,201	1,354
Marketing, general and administrative	604	674	823
Amortization of acquired intangible assets	14	18	14
Restructuring and other special charges, net	71	30	100
Goodwill impairment charge	233	—	—
Legal settlements, net	—	(48)	—
Operating income (loss)	(155)	103	(1,056)
Interest income	3	5	8
Interest expense	(177)	(177)	(175)
Other income (expense), net	(69)	(5)	6
Loss before income taxes	(398)	(74)	(1,217)
Provision (benefit) for income taxes	5	9	(34)
Net loss	$(403)	$(83)	$(1,183)
Net loss per share
Basic	$(0.53)	$(0.11)	$(1.60)
Diluted	$(0.53)	$(0.11)	$(1.60)
Shares used in per share calculation
Basic	768	754	741
Diluted	768	754	741

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In millions)
Net loss	$(403)	$(83)	$(1,183)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period, net of tax effect of zero	—	(1)	1
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effect of zero	—	2	—
Total change in unrealized gains (losses) on available-for-sale securities, net of tax	—	1	1
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax benefit (expense) of $0, $0 and $1	(9)	(6)	1
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax expense (benefit) of $0, $3 and $0	6	6	—
Total change in unrealized gains (losses) on cash flow hedges, net of tax	(3)	—	1
Total other comprehensive income (loss)	(3)	1	2
Total comprehensive loss	$(406)	$(82)	$(1,181)

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Balance Sheets

	December 27, 2014	December 28, 2013
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$805	$869
Marketable securities	235	228
Accounts receivable, net	818	832
Inventories, net	685	884
Prepayments to GLOBALFOUNDRIES	113	—
Prepaid expenses and other current assets	80	71
Total current assets	2,736	2,884
Long-term marketable securities	—	90
Property, plant and equipment, net	302	346
Acquisition related intangible assets, net	65	78
Goodwill	320	553
Other assets	344	386
Total assets	$3,767	$4,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$177	$60
Accounts payable	415	519
Payable to GLOBALFOUNDRIES	218	364
Accrued and other current liabilities	558	530
Deferred income on shipments to distributors	72	145
Total current liabilities	1,440	1,618
Long-term debt	2,035	1,998
Other long-term liabilities	105	177
Commitments and contingencies (see Notes 15 and 16)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 27, 2014 and December 28, 2013; shares issued: 788 shares on December 27, 2014 and 735 shares on December 28, 2013; shares outstanding: 776 shares on December 27, 2014 and 725 shares on December 28, 2013	8	7
Additional paid-in capital	6,949	6,894
Treasury stock, at cost (12 shares on December 27, 2014 and 10 shares on December 28, 2013)	(119)	(112)
Accumulated deficit	(6,646)	(6,243)
Accumulated other comprehensive loss	(5)	(2)
Total stockholders’ equity	187	544
Total liabilities and stockholders’ equity	$3,767	$4,337

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 27, 2014

(In millions)

	Number of shares	Common Stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
December 31, 2011	698	$7	$6,672	$(107)	$(4,977)	$(5)	$1,590
Net loss	—	—	—	—	(1,183)	—	(1,183)
Other comprehensive income, net	—	—	—	—	—	2	2
Common stock issued under stock-based compensation plans, net of tax withholding	15	—	15	(2)	—	—	13
Stock-based compensation	—	—	97	—	—	—	97
Assumption of stock awards in connection with acquisition	—	—	19	—	—	—	19
December 29, 2012	713	7	6,803	(109)	(6,160)	(3)	538
Net loss	—	—	—	—	(83)	—	(83)
Other comprehensive income, net	—	—	—	—	—	1	1
Common stock issued under stock-based compensation plans, net of tax withholding	12	—	3	(3)	—	—	—
Stock-based compensation	—	—	91	—	—	—	91
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(3)	—	—	—	(3)
December 28, 2013	725	7	6,894	(112)	(6,243)	(2)	544
Net loss	—	—	—	—	(403)	—	(403)
Other comprehensive loss, net	—	—	—	—	—	(3)	(3)
Common stock issued under stock-based compensation plans, net of tax withholding	16	—	4	(6)	—	—	(2)
Common stock issued by exercise of warrants	35	1	—	(1)	—	—	—
Stock-based compensation	—	—	81	—	—	—	81
Stock-based compensation related to restructuring and other special charges	—	—	5	—	—	—	5
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(35)	—	—	—	(35)
December 27, 2014	776	$8	$6,949	$(119)	$(6,646)	$(5)	$187

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In millions)
Cash flows from operating activities:
Net loss	$(403)	$(83)	$(1,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of the limited waiver of exclusivity from GLOBALFOUNDRIES	—	—	278
Depreciation and amortization	203	236	260
Net loss on disposal of property, plant and equipment	—	31	1
Deferred income taxes	—	1	(40)
Stock-based compensation expense	81	91	97
Non-cash interest expense	17	25	23
Goodwill impairment charge	233	—	—
Restructuring and other special charges, net	14	—	4
Net loss on debt redemptions	61	1	—
Other	(13)	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	7	(200)	290
Inventories	199	(322)	(83)
Prepayments to GLOBALFOUNDRIES	(113)	—	—
Prepaid expenses and other assets	(7)	(103)	(32)
Accounts payables, accrued liabilities and other	(231)	266	(232)
Payable to GLOBALFOUNDRIES	(146)	(89)	277
Net cash used in operating activities	(98)	(148)	(338)
Cash flows from investing activities:
Acquisition of SeaMicro, Inc., net of cash acquired	—	—	(281)
Purchases of available-for-sale securities	(790)	(1,043)	(944)
Purchases of property, plant and equipment	(95)	(84)	(133)
Proceeds from sales and maturities of available-for-sale securities	873	1,344	1,348
Proceeds from sale of property, plant and equipment	—	238	—
Other	—	—	(9)
Net cash provided by (used in) investing activities	(12)	455	(19)
Cash flows from financing activities:
Proceeds from borrowings, net	1,155	55	491
Proceeds from issuance of common stock	4	3	14
Net proceeds from grants and allowances	8	11	23
Repayments of long-term debt and capital lease obligations	(1,115)	(55)	(489)
Other	(6)	(1)	(2)
Net cash provided by financing activities	46	13	37
Net increase (decrease) in cash and cash equivalents	(64)	320	(320)
Cash and cash equivalents at beginning of year	869	549	869
Cash and cash equivalents at end of year	$805	$869	$549
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$138	$152	$142
Income taxes	$7	$9	$9

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.

Notes to Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

NOTE 1:	Nature of Operations

Advanced Micro Devices, Inc. is a global semiconductor company with facilities worldwide. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. The Company provides:

(i)	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

(ii)	server and embedded processors, dense servers, semi-custom System-on-Chip (SoC) products and technology for game consoles.

NOTE 2:	Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2014, 2013 and 2012 ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, each consisted of 52 weeks.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation and impairment of goodwill, valuation of investments in marketable securities, deferred income taxes and restructuring charges.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectability is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book and that are not more than 12 months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Therefore, the Company is unable to estimate the product returns and pricing when the product is sold to the distributors. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors and reports such deferred amounts as “Deferred income on shipments to distributors” on its consolidated balance sheet. Products are sold to distributors at standard published prices that are contained in price books that are broadly provided to the Company’s various distributors. Distributors are then required to pay for these products within the Company’s standard contractual terms, which are typically net 60 days. The Company records allowances for price protection given to distributors and customer rebates in the period of distributor re-sale. The Company determines these allowances based on specific contractual terms with its distributors. Price reductions generally do not result in sales prices that are less than the Company’s product cost. Deferred income on shipments to distributors is revalued at the end of each period based on the change in inventory units at distributors, latest published prices and latest product costs.

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

Deferred revenue and related product costs were as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Deferred revenue	$130	$253
Deferred cost of sales	(58)	(108)

Deferred income on shipments to distributors	$72	$145

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step of the impairment test is to compare the fair value of each reporting unit to its carrying value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

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

Restructuring Charges.    Restructuring charges are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Severance and other employee separation costs are accrued when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on the Company’s policies and practices and negotiated settlements.

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments in Certain Debt and Equity Securities.    The Company classifies its investments in debt and marketable equity securities at the date of acquisition as available-for-sale. Available-for-sale securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses and declines in the value of available-for-sale securities determined to be other than temporary are included in other income (expense), net. The cost of securities sold is determined based on the specific identification method.

The Company classifies investments in debt securities with maturities of more than three months at the time of purchase as marketable securities on its consolidated balance sheet. Classification of these securities as current is based on the Company’s intent and belief in its ability to sell these securities and use the proceeds from sale in operations within 12 months.

Derivative Financial Instruments.    The Company maintains a foreign currency hedging strategy which uses derivative financial instruments to mitigate the risks associated with changes in foreign currency exchange rates. This strategy takes into consideration all of the Company’s consolidated exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

In applying its strategy, the Company used foreign currency forward contracts to hedge certain forecasted expenses denominated in foreign currencies. The Company designated these contracts as cash flow hedges of forecasted expenses, to the extent eligible under the accounting rules, and evaluates hedge effectiveness prospectively and retrospectively. As such, the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive loss and reclassified to earnings in the same line item as the associated forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion is immediately recorded in earnings.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to six years; buildings and building improvements, up to 40 years; and leasehold improvements, measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

Product Warranties.    The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD APU A-Series products that are commonly referred to as “processors in a box” for PC workstation products. The Company has also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets. The Company accrues warranty costs at the time of sale of warranted products.

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

The Company also received grants relating to certain research and development projects. These research and development funds are generally recorded as a reduction of research and development expenses when all conditions and requirements set forth in the underlying grant agreement are met.

Marketing, Communications and Advertising Expenses.    Marketing, communications and advertising expenses for 2014, 2013 and 2012 were approximately $194 million, $210 million and $287 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue.

Net Loss Per Share.    Basic net loss per share is computed based on the weighted-average number of shares outstanding and shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P. (WCH), in connection with the GLOBALFOUNDRIES, Inc. (GF) transaction in 2009. On March 7, 2014, the Company issued 34,906,166 shares of common stock pursuant to the cashless exercise in full by WCH of its warrant to purchase up to 35,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. As a result, the warrant is no longer outstanding. The issuance of the common stock did not have any effect on basic and dilutive earnings per share amounts because the full 35,000,000 shares of common stock issuable to WCH had already been included in the denominator for calculating basic and dilutive earnings per share for all periods presented.

Diluted net income per share is computed based on the weighted-average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock, restricted stock units and shares issuable upon the conversion of convertible debt.

The following table sets forth the components of basic and diluted loss per share:

	2014	2013	2012
	(In millions, except per share amounts)
Numerator—Net loss:
Numerator for basic and diluted net loss per share	$(403)	$(83)	$(1,183)
Denominator—Weighted-average shares:
Denominator for basic and diluted net loss per share	768	754	741
Net loss per share:
Basic	$(0.53)	$(0.11)	$(1.60)
Diluted	$(0.53)	$(0.11)	$(1.60)

Potential shares from outstanding stock options, restricted stock and restricted stock units totaling approximately 48 million, 59 million and 45 million for 2014, 2013 and 2012, respectively, were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.

Potential shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 (5.75% Notes) totaling 15 million for 2012 were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. The 5.75% Notes were fully repaid on August 15, 2012.

Accumulated Other Comprehensive Loss.    Unrealized holding gains or losses on the Company’s available-for-sale securities, unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges and changes in minimum pension liabilities are included in other comprehensive loss.

The table below summarizes the changes in accumulated other comprehensive loss by component for the years ended December 27, 2014 and December 28, 2013:

	December 27, 2014			December 28, 2013
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(3)	$(2)	—	$(3)	$(3)
Unrealized gains (losses) arising during the period, net of tax effects	—	(9)	(9)	(1)	(6)	(7)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects	—	6	6	2	6	8

Total other comprehensive income (loss)	—	(3)	(3)	1	—	1

Ending balance	$1	$(6)	$(5)	$1	$(3)	$(2)

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

Recently Issued Accounting Standards

Disclosure of Going Concern Uncertainties.    In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

Share-Based Payments with Performance Targets.    In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target be treated as a performance condition if it affects vesting and could be achieved after the requisite service period is rendered. ASU 2014-12 will be effective in the first quarter of 2016, with early adoption permitted. The Company may use either of two methods: (i) prospective application to all awards granted or modified after the effective date or (ii) retrospective application to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2014-12 on its consolidated financial statements and has not yet determined which method it will apply.

Revenue Recognition.    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of 2017 and early adoption is not permitted. The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined which approach it will apply.

NOTE 3:	GLOBALFOUNDRIES

Formation and Accounting

On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Advanced Technology Investment Company LLC (currently known as Mubadala Technology Investments LLC (Mubadala Tech)) and West Coast Hitech L.P. (WCH), pursuant to which the Company formed GLOBALFOUNDRIES Inc. (GF). In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, the Company, Mubadala Tech and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.

At GF’s formation on March 2, 2009 and through December 26, 2009, GF was deemed a variable-interest entity, and the Company was deemed to be GF’s primary beneficiary. Accordingly, the Company consolidated GF under applicable accounting rules. As a result of certain GF governance changes, the Company deconsolidated GF and accounted for its GF ownership under the equity method of accounting as of December 27, 2009. Following the deconsolidation, GF became the Company’s related party.

In the first quarter of 2011, as a result of a contribution to GF by an affiliate of Mubadala Tech and certain GF governance changes noted above, the Company’s ownership in GF was diluted, and the Company concluded that it no longer had the ability to exercise significant influence over GF. Accordingly, the Company changed the accounting for the investment in GF from the equity method to the cost method of accounting and recognized a dilution gain in investee of approximately $492 million. In the fourth quarter of 2011, the Company identified indicators of impairment in GF that were deemed other than temporary. The Company performed a valuation analysis and recorded a non-cash impairment charge of $209 million. The carrying value of the Company’s remaining investment in GF after the impairment charge was $278 million as of December 31, 2011.

On March 4, 2012, as partial consideration for certain rights received under a second amendment to the WSA, the Company transferred to GF all of the remaining capital stock of GF that the Company owned. In addition, as of March 4, 2012, the Funding Agreement was terminated, and the Company was no longer party to the Shareholders’ Agreement. As a result of these transactions, the Company no longer owned any GF capital stock as of March 4, 2012.

GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Tech are affiliated with WCH, the Company’s largest stockholder. WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

Wafer Supply Agreement

The WSA governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, the Company is required to purchase all microprocessor and APU product requirements from GF, with limited exceptions. If the Company acquires a third party business that manufactures microprocessor and APU products, the Company will have up to two years to transition the manufacture of such microprocessor and APU products to GF.

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

The total purchases from GF related to wafer manufacturing and research and development activities for 2014, 2013 and 2012 were $1.0 billion, $1.0 billion and $1.2 billion, respectively.

NOTE 4:	Sale and Leaseback Transactions

In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company received net proceeds of $46 million in connection with the sale, which resulted in a $17 million gain that the Company recorded in the third quarter of 2013 and a $14 million deferred gain as of September 28, 2013 that is being amortized over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the lease for 4 years, at the end of the initial operating lease term, and for an additional 3.5 years thereafter.

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

In March 2013, the Company also sold an office building in Markham, Ontario, Canada, and leased back a portion of the original space through June 2013. The Company received net cash proceeds of $13 million in connection with the sale and recorded a $6 million gain in the first quarter of 2013.

The net charge of $24 million in 2013 related to the real estate transactions described above is recorded in the “Restructuring and other special charges, net” on the consolidated statements of operations.

NOTE 5:	Supplemental Balance Sheet Information

Inventories

	December 27, 2014	December 28, 2013
	(In millions)
Raw materials	$40	$30
Work in process	431	727
Finished goods	214	127

Total inventories, net	$685	$884

Property, plant and equipment

	December 27, 2014	December 28, 2013
	(In millions)
Land and land improvements	$4	$3
Buildings and leasehold improvements	246	246
Equipment	1,416	1,466
Construction in progress	14	18

	1,680	1,733
Accumulated depreciation and amortization	(1,378)	(1,387)

Total property, plant and equipment, net	$302	$346

Depreciation expense for 2014, 2013 and 2012 was $115 million, $139 million and $179 million, respectively.

Other assets

	December 27, 2014	December 28, 2013
	(In millions)
Software and technology licenses	$219	$280
Other	125	106

Total other assets	$344	$386

Accrued and other current liabilities

	December 27, 2014	December 28, 2013
	(In millions)
Accrued compensation and benefits	$139	$186
Marketing programs and advertising expenses	141	150
Software technology and licenses payable	39	27
Other accrued and current liabilities	239	167

Total accrued and other current liabilities	$558	$530

NOTE 6:	Goodwill and Acquired Intangible Assets

Goodwill

The carrying amounts of goodwill as of December 27, 2014 and December 28, 2013 were as follows:

	Computing and Graphics	Enterprise, Embedded and Semi-Custom	All Other	Total
	(In millions)
Initial goodwill due to ATI acquisition	$1,194	$255	$745	$2,194
Initial goodwill due to SeaMicro acquisition	165	65	—	230
	1,359	320	745	2,424
Accumulated impairment losses	(1,126)	—	(745)	(1,871)
Balance as of December 29, 2012	233	320	—	553
Impairment charges	—	—	—	—
Balance as of December 28, 2013	233	320	—	553
Impairment charges	(233)	—	—	(233)
Balance as of December 27, 2014	—	320	—	320
Accumulated impairment losses	$(1,359)	$—	$(745)	$(2,104)

In the third quarter of 2014, the Company’s realignment of its organizational structure, effective July 1, 2014, caused a change in the composition of the Company’s reportable segments and reporting units. This represented a change in circumstance requiring the reassignment of the goodwill to the new reporting units using a relative fair value approach and an interim goodwill impairment analysis before and after the Company’s reorganization. The Company completed this goodwill impairment analysis during the third quarter of 2014. For purposes of this analysis, the Company’s estimates of fair value were based on the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows. The Company determined that each reporting unit’s estimated fair value exceeded its carrying value, indicating that there was no goodwill impairment.

During the fourth quarter of 2014, the Company conducted its annual impairment test of goodwill. In step one of the impairment test, the Company compared the fair value of each of the reporting units to its carrying value. The Company determined that the carrying value of the Computing and Graphics reporting unit exceeded its fair value, indicating potential goodwill impairment existed based on a combination of factors such as a decline in stock price. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit on a fair value basis, including any unrecognized intangible assets, with any excess representing the implied fair value of goodwill. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins. Based on this analysis, the implied fair value of the goodwill of the Computing and Graphics reporting unit was zero. The Company concluded that the carrying amount of goodwill assigned to the Computing and Graphics segment exceeded the implied fair values and recorded an impairment charge of $233 million, which is included in “Goodwill impairment charge” on the Company’s consolidated statement of operations.

The Company determined that the estimated fair value exceeded the carrying value of the remaining two reporting units, indicating that there was no goodwill impairment with respect to these reporting units. In connection with completing the goodwill impairment analysis, the Company reviewed its long-lived tangible and intangible assets within the Computing and Graphics reporting unit under ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

In the fourth quarters of 2013 and 2012, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment in 2013 or 2012.

Acquisition-related intangible assets

The balances of acquisition-related intangible assets as of December 27, 2014 and December 28, 2013 were as follows:

	December 27, 2014				December 28, 2013
	Gross	Accumulated Amortization	Net	Weighted- average amortization period	Gross	Accumulated Amortization	Net
	(In millions, except years)
Developed technology	$258	$(201)	$57	5.15 years	$258	$(189)	$69
In-process research and development	6	—	6	N/A	6	—	6
Customer relationships	168	(167)	1	1.25 years	168	(166)	2
Trademark and trade name	37	(36)	1	1.25 years	37	(36)	1

Total	$469	$(404)	$65	4.56 years	$469	$(391)	$78

The following table summarizes amortization expense associated with acquisition-related intangible assets:

	2014	2013	2012
	(In millions)
Developed technology	$13	$13	$9
Customer relationships	1	1	1
Trademark and trade name	—	4	4

Total	$14	$18	$14

As of December 27, 2014, the Company’s future amortization expenses related to acquisition-related intangible assets were as follows:

Year	(In millions)
2015	$13
2016	11
2017	11
2018	11
2019	11
2020 and thereafter	2
Total intangible assets subject to amortization	59
In-process research and development	6
Total intangible assets, net	$65

NOTE 7:	Financial Instruments

Cash, Cash Equivalents and Marketable Securities

Cash and financial instruments measured and recorded at fair value on a recurring basis as of December 27, 2014 and December 28, 2013 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
December 27, 2014
Cash	$391	$391	$—	$—
Level 1(1)(2)
Money market funds	4	4	—	—

Total level 1	4	4	—	—

Level 2(2)(3)
Commercial paper	618	410	208	—
Corporate bonds	27	—	27	—

Total level 2	645	410	235	—

Total	$1,040	$805	$235	$—

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
December 28, 2013
Cash	$429	$429	$—	$—
Level 1(1)(2)
Money market funds	21	19	—	2

Total level 1	21	19	—	2

Level 2(2)(3)
Commercial paper	599	421	178	—
Time deposits	50	—	50	—
Corporate bonds	88	—	—	88

Total level 2	737	421	228	88

Total	$1,187	$869	$228	$90

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.
(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2014 and 2013.

(3)	The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources. The Company’s Level 2 long-term investments were valued using broker reports that utilize a third-party professional pricing service that gathers information from multiple market sources and integrates relevant credit information, observed market movements and sector news into their pricing evaluation. The Company validated, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of the Level 2 long-term investments against the fair values of the portfolio balances of another third-party professional’s pricing service, other than that utilized by the brokers, that use a similar technique as the brokers to derive pricing as described above.

Available-for-sale securities held by the Company as of December 27, 2014 and December 28, 2013 consisted of money market funds, commercial paper, time deposits, corporate bonds and mutual funds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

In addition to those amounts presented above, at December 27, 2014 and December 28, 2013, the Company had approximately $10 million and $18 million of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other Assets on the Company’s consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.

Also in addition to those amounts presented above, at December 27, 2014 and December 28, 2013, the Company had approximately $16 million and $14 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other Assets on the Company’s consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

There were no sales of available-for-sale securities during 2014. During 2013 the Company realized a loss of $2 million on sales of available-for-sale securities of $28 million. The cost of securities sold is determined based on the specific identification method.

During 2014, the Company reclassified $45 million of its marketable securities that were previously classified as long-term to short-term as those were intended to be used for operations in the next twelve months.

At December 27, 2014, the Company had no investments that were classified as long-term marketable securities. At December 28, 2013, $90 million of investments were classified as long-term marketable securities.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of December 27, 2014 were within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

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

	December 27, 2014		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$172	$173	$55	$55
Long-term debt (excluding capital leases)	$2,025	$1,858	$1,986	$2,132

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

Hedging Transactions and Derivative Financial Instruments

Cash Flow Hedges

The following table shows the amount of gain (loss) included in accumulated other comprehensive income (loss), the amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to contracts not designated as hedging instruments, which was allocated in the consolidated statements of operations:

	2014	2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(3)	$(3)
Research and development	(3)	(2)
Marketing, general and administrative	(3)	(1)
Contracts not designated as hedging instruments
Other income (expense), net	$(3)	$(2)

The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The following table shows the fair value amounts included in prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in accrued and other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Foreign Currency Forward Contracts
Contracts designated as cash flow hedging instruments	$(6)	$(3)
Contracts not designated as hedging instruments	$(1)	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of December 27, 2014 and December 28, 2013, the notional values of the Company’s outstanding foreign currency forward contracts were $298 million and $124 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months. As of December 27, 2014, the Company’s outstanding contracts were in a net loss position of $7 million.

Fair Value Hedges

In the third quarter of 2014, the Company entered into fixed-to-floating interest rate swaps on a notional amount of $250 million to hedge a portion of the Company’s 6.75% Senior Notes due 2019 (6.75% Notes). The purpose of these swaps is to manage a portion of the Company’s exposure to interest rate risk by converting fixed rate interest payments to floating rate interest payments. The swaps effectively converted a portion of the fixed interest payments payable on the 6.75% Notes into variable interest payments based on LIBOR. The interest rate swaps are designated as a fair value hedge. Because the specific terms and notional amount of the swaps are intended to match the portion of the 6.75% Notes being hedged, it is assumed to be a highly effective hedge. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the 6.75% Notes. All changes in fair value of the swaps are recorded on the Company’s consolidated balance sheets with no net impact to the Company’s consolidated statements of operations.

The Company’s fair value hedge derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table shows the fair value amounts included in long-term other assets should the fair value hedge derivative contracts be in a gain position or included in other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Interest Rate Swap Contracts
Contracts designated as fair value hedging instruments	$3	$—

NOTE 8:	Concentrations of Credit and Operation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better. The Company invests in tax-exempt securities, including municipal notes and bonds, corporate bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 28%, 17% and 15% of the total consolidated accounts receivable balance as of December 27, 2014 and 21%, 18% and 17% of the total consolidated accounts receivable balance as of December 28, 2013. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience, and review of their current credit quality. The Company manages its exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.

The Company’s existing derivative financial instruments are with four large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 27, 2014, the Company’s obligations under the contracts exceeded the counterparties’ obligations by $7 million.

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

NOTE 9:	Income Taxes

The provision (benefit) for income taxes consists of:

	2014	2013	2012
	(In millions)
Current:
U.S. Federal	$(1)	$(2)	$—
U.S. State and Local	—	—	—
Foreign National and Local	6	10	6
Total	5	8	6
Deferred:
U.S. Federal	—	3	(37)
Foreign National and Local	—	(2)	(3)
Total	—	1	(40)
Provision (benefit) for income taxes	$5	$9	$(34)

Loss before income taxes consists of the following:

	2014	2013	2012
	(In millions)
U.S.	$(621)	$(397)	$(1,242)
Foreign	223	323	25
Total pre-tax loss	$(398)	$(74)	$(1,217)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 27, 2014 and December 28, 2013 are as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$1,978	$1,701
Deferred distributor income	28	49
Inventory valuation	22	32
Accrued expenses not currently deductible	107	113
Acquired intangibles	248	343
Tax deductible goodwill	295	271
Federal and state tax credit carryovers	391	321
Foreign capitalized research and development costs	41	22
Foreign research and development ITC credits	282	305
Discount of convertible notes	11	65
Other	167	217
Total deferred tax assets	3,570	3,439
Less: valuation allowance	(3,495)	(3,375)
Total deferred tax assets, net of valuation allowance	75	64
Deferred tax liabilities:
Acquired intangibles	(37)	(28)
Other	(19)	(17)
Total deferred tax liabilities	(56)	(45)
Net deferred tax assets	$19	$19

The breakdown between current and non-current deferred tax assets and deferred tax liabilities as of December 27, 2014 and December 28, 2013 is as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Current deferred tax assets	$2	$2
Non-current deferred tax assets	33	18
Current deferred tax liabilities	(16)	(1)
Net deferred tax assets	$19	$19

Current deferred tax assets and current deferred tax liabilities are included in captions “Prepaid expenses and other current assets” and “Accrued and other current liabilities,” respectively, on the consolidated balance sheets. Non-current deferred tax assets are included in the caption “Other assets” on the consolidated balance sheets.

As of December 27, 2014, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 27, 2014, in management’s estimate, is not more likely than not to be achieved. In 2014, the net valuation allowance increased by $120 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses in the

United States. In 2013, the net valuation allowance decreased by $26 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income in Canada. In 2012, the net valuation allowance increased by $423 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses net of the benefit relating to the SeaMicro acquisition. Purchase accounting for the SeaMicro acquisition required the establishment of a deferred tax liability related to the book tax basis differences of identifiable intangible assets that increased goodwill. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of the Company’s U.S. valuation allowance.

As of December 27, 2014 and December 28, 2013, the Company had $127 million and $191 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances. As of December 27, 2014 and December 28, 2013, $10 million of deferred tax assets subject to valuation allowance related to a deductible discount for tax only associated with the Company’s 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The tax benefit from these deductions will increase capital in excess of par when realized, if at all.

The following is a summary of the various tax attribute carryforwards the Company had as of December 27, 2014. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
U.S.-net operating loss carryovers	$5,432	$231	2015 to 2034
U.S.-credit carryovers	$403	$193	2018 to 2034
Canada-net operating loss carryovers	$217	$217	2025 to 2028
Canada-credit carryovers	$357	$31	2021 to 2034
Canada-R&D pools	$154	$154	no expiration
Barbados-net operating loss carryovers	$198	N/A	2015 to 2017
Other foreign net operating loss carryovers	$5	N/A	various

Utilization of $17 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI Technologies ULC (ATI) acquisition.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	2014	2013	2012
	(In millions)
Statutory federal income tax benefit at 35% rate	$(139)	$(26)	$(426)
State taxes, net of federal benefit	1	1	1
Foreign (income) expense at other than U.S. rates	1	15	(13)
U.S. valuation allowance generated	144	22	406
Credit monetization	(2)	(3)	(2)
Provision (benefit) for income taxes	$5	$9	$(34)

The Company has made no provision for U.S. income taxes on approximately $349 million of cumulative undistributed earnings of certain foreign subsidiaries through December 27, 2014 because it is the Company’s intention to indefinitely reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $122 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Malaysia currently operate under a tax holiday, which will expire in 2018. This tax holiday may be extended if specific conditions are met. The net impact of the tax holiday was to decrease the Company’s net loss by $2 million in 2014, less than $.01 per share, diluted. The net impact of tax holidays decreased the Company’s net loss by $1 million in 2013, less than $.01 per share, diluted, and decreased the Company’s net loss by $11 million in 2012, less than $.02 per share, diluted.

A reconciliation of the gross unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Balance at beginning of year	$52	$56	$69
Increases for tax positions taken in prior years	1	1	3
Decreases for tax positions taken in prior years	—	(2)	(4)
Increases for tax positions taken in the current year	2	4	3
Decreases for settlements with taxing authorities	(27)	(7)	(15)
Balance at end of year	$28	$52	$56

The amount of unrecognized tax benefits that would impact the effective tax rate was $3 million, $3 million and $2 million as of December 27, 2014, December 28, 2013 and December 29, 2012, respectively. The Company had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 27, 2014, December 28, 2013 and December 29, 2012. The Company recognizes the accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.

During the 12 months beginning December 28, 2014, the Company expects to reduce its unrecognized tax benefits by $7 million primarily as a result of the settlement of tax audits with certain foreign tax authorities. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.

As of December 27, 2014, the Canada Revenue Agency, or CRA, had completed its audit of ATI for the years 2005 through 2007 and issued its final Notice of Assessment, which the Company has reviewed and agreed to. The CRA is currently auditing international transactions for the years 2008 through 2010. As of December 27, 2014, the Italian tax authorities are currently conducting their audit of the Company’s subsidiaries’ activities in Italy for the years 2003 through 2013. The Company is in the process of providing documentation in response to the inquiries. The Company and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 27, 2014.

NOTE 10:	Debt and Other Obligations

Total Debt

The Company’s total debt as of December 27, 2014 and December 28, 2013 consisted of:

	December 27, 2014	December 28, 2013
	(In millions)
6.00% Notes, net of discount	$42	$517
8.125% Notes, net of discount	—	470
6.75% Notes	600	—
6.75% Notes, interest rate swap	3	—
7.75% Notes	450	500
7.50% Notes	475	500
7.00% Notes	500	—
Secured Revolving Line of Credit	130	55
Capital lease obligations	12	16
Total debt	2,212	2,058
Less: current portion	177	60
Total debt, less current portion	$2,035	$1,998

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Convertible Senior Notes (6.00% Notes). The 6.00% Notes are general unsecured senior obligations. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture), dated April 27, 2007, between the Company and Wells Fargo Bank, N.A., as trustee.

In 2014, the Company repurchased $64 million in aggregate principal amount of its 6.00% Notes in open market transactions for $69 million, which included payment of accrued and unpaid interest of $1 million. Also, during 2014, the Company repurchased a portion of the 6.00% Notes through a partial tender offer. The Company repurchased $423 million aggregate principal amount of the 6.00% Notes for $460 million in cash, which included payment of accrued and unpaid interest of $10 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchases of the 6.00% Notes.

In 2013, the Company repurchased $50 million in aggregate principal amount of its 6.00% Notes in open market transactions for $53 million. For the repurchase of the 6.00% Notes during 2013, the Company allocated $3 million of the $53 million aggregate cash payment to the equity component and reduced the principal amount of the debt by $50 million. Prior to 2013, the Company repurchased $1.6 billion in principal amount of the 6.00% Notes for $1.4 billion.

As of December 27, 2014, the outstanding aggregate principal amount and remaining carrying value of the 6.00% Notes were $42 million. The remaining $42 million of aggregate principal amount of 6.00% Notes has been reclassified as short-term debt on the consolidated balance sheet as of December 27, 2014.

The proceeds from the issuance of the 6.00% Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the 6.00% Notes. The debt discount is being accrued from issuance through April 2015, the period the 6.00% Notes are expected to be outstanding, with the accretion recorded as additional non-cash interest expense. The equity component is included in the paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. The initial value of the equity component ($259 million), which reflects the equity conversion feature of the 6.00% Notes, is equal to the initial debt discount.

Information related to equity and debt components:

	December 27, 2014	December 28, 2013
	(In millions)
Carrying amount of the equity component	$125	$159
Principal amount of the 6.00% Notes	42	530
Unamortized discount	—	(13)
Net carrying amount	$42	$517

Information related to interest rates and expense:

	2014	2013	2012
	(In millions, except percentages)
Effective interest rate	8%	8%	8%
Interest cost related to contractual interest coupon	$9	$45	$44
Interest cost related to amortization of the discount	$3	$10	$9

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

8.125% Senior Notes Due 2017

On November 30, 2009, the Company issued $500 million of the 8.125% Senior Notes Due 2017 (8.125% Notes) at a discount of 10.204%.

During 2014, the Company repurchased and redeemed the entire $500 million in aggregate principal amount of its 8.125% Notes for $531 million, which included payment of accrued and unpaid interest of $8 million. The Company incurred a total loss of $54 million in connection with the foregoing repurchase and redemption of the 8.125% Notes. As of December 27, 2014, the Company did not have any 8.125% Notes outstanding.

6.75% Senior Notes Due 2019

On February 26, 2014, the Company issued $600 million of its 6.75% Notes. The 6.75% Notes are general unsecured senior obligations of the Company. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. The 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between the Company and Wells Fargo Bank, N.A., as trustee.

As of December 27, 2014, the outstanding aggregate principal amount of the 6.75% Notes was $600 million.

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

7.75% Senior Notes Due 2020

On August 4, 2010, the Company issued $500 million of its 7.75% Senior Notes Due 2020 (7.75% Notes). The 7.75% Notes are general unsecured senior obligations of the Company. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between the Company and Wells Fargo Bank, N.A., as trustee.

During 2014, the Company repurchased $50 million in aggregate principal amount of its 7.75% Notes in open market transactions for $49 million, which included payment of accrued and unpaid interest of $1 million. The Company recorded a total gain of $2 million in connection with the foregoing repurchase of the 7.75% Notes. As of December 27, 2014, the outstanding aggregate principal amount of the 7.75% Notes was $450 million.

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

7.50% Senior Notes Due 2022

On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022 (7.50% Notes). The 7.50% Notes are general unsecured senior obligations of the Company. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between the Company and Wells Fargo Bank, N.A., as trustee.

During 2014, the Company repurchased $25 million in aggregate principal amount of its 7.50% Notes in open market transactions for $24 million. The payment of accrued and unpaid interest included in the purchase price was immaterial. The Company incurred a total gain of $1 million in connection with the foregoing repurchase of the 7.50% Notes. As of December 27, 2014, the outstanding aggregate principal amount of the 7.50% Notes was $475 million.

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

7.00% Senior Notes Due 2024

On June 16, 2014, the Company issued $500 million of its 7.00% Senior Notes due 2024 (7.00% Notes). The 7.00% Notes are general unsecured senior obligations of the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between the Company and Wells Fargo Bank, N.A., as trustee.

As of December 27, 2014, the outstanding aggregate principal amount of the 7.00% Notes was $500 million.

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

The 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

Potential Repurchase of Outstanding Notes

The Company may elect to purchase or otherwise retire the 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable to do so.

Secured Revolving Line of Credit

On November 12, 2013, the Company and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement (the Loan Agreement) for a senior secured asset based line of credit for a principal amount up to $500 million (the Secured Revolving Line of Credit) with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the “Agent”). The Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.

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

The Loan Agreement contains covenants that place certain restrictions on the Borrowers’ ability to, among other things, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Borrowers’ accounts or inventory other than certain ordinary-course transfers, make certain changes to either Borrower’s name or form or state of organization without notifying the Agent, or liquidate, dissolve, merge, combine or consolidate. Further restrictions apply during a domestic cash trigger period (a Domestic Cash Trigger Period), which occurs (i) upon an event of default or (ii) when the amount of domestic cash or cash equivalents held in certain accounts is at any time less than $250 million, as amended in 2014, and ends when both (a) no event of default has existed for 45 days and (b) the amount of domestic cash or cash equivalents held in such accounts has been equal to or greater than $250 million, as amended during 2014, for 45 days. Such restrictions limit the Borrowers’ ability to, among other things, allow certain subsidiaries that manufacture or process inventory for the Borrowers to borrow secured debt or unsecured debt beyond a certain amount, create any liens upon any of the Borrowers’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit)), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date, become a party to certain agreements restricting the Borrowers’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements or enter into any non-arm’s-length transaction with an affiliate.

During a Domestic Cash Trigger Period, the Borrowers are subject to financial covenants requirement and are required to maintain a fixed charge coverage ratio of 1:1 for each trailing four-fiscal quarter period ending on and after March 29, 2014.

At December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $130 million, with an interest rate of 4.25%, as amended during 2014, $6 million related to outstanding Letters of Credit, and up to $364 million available for future borrowings. As of December 27, 2014, the Company was in compliance with all required covenants stated in the Loan Agreement.

The agreements governing the 6.00% Notes, 6.75% Notes, 7.75% Notes, 7.50% Notes, 7.00% Notes and the Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Capital Lease Obligations

As of December 27, 2014, the Company had aggregate outstanding capital lease obligations of $12 million for one of its facilities in Canada, which is payable in monthly installments through 2017.

The gross amount of assets recorded under capital leases totaled approximately $23 million as of December 27, 2014 and December 28, 2013, and is included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $18 million and $16 million as of December 27, 2014 and December 28, 2013, respectively.

Future Payments on Total Debt

As of December 27, 2014, the Company’s future debt and capital lease payment obligations were as follows:

	Long Term Debt (Principal only)	Short Term Debt (Principal only)	Capital Leases
	(In millions)
2015	$—	$172	$5
2016	—	—	6
2017	—	—	1
2018	—	—	—
2019	600	—	—
2020 and thereafter	1,425	—	—
Total	2,025	172	12
Less: imputed interest	—	—	—
Total	$2,025	$172	$12

NOTE 11:	Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	2014	2013	2012
	(In millions)
Impairment charge on marketable securities	$—	$—	$(4)
Net loss on debt redemptions	(61)	(1)	—
Other	(8)	(4)	10
Other income (expense), net	$(69)	$(5)	$6

NOTE 12:	Segment Reporting

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortizations of acquired intangible assets, employee stock-based compensation expense, net restructuring and other special charges, workforce rebalancing severance charges, goodwill impairment charges, significant or unusual lower of cost or market inventory adjustments, loss on debt repurchases, a charge related to the limited waiver of exclusivity from GF and a net gain from licenses and settlement agreements regarding patent-related matters. The Company also reported the results of former businesses in the All Other category because the operating results were not material. In addition, during 2014, the Company reclassified $273 million of lower of cost or market inventory adjustment previously recorded in Computing and Graphics segment in 2012 to All Other category to conform with the current year’s presentation.

The following table provides a summary of net revenue and operating loss by segment and income (loss) before income taxes for 2014, 2013 and 2012. The prior period results have been recast to reflect the Company’s new reportable segments.

	2014	2013	2012
	(In millions)
Net revenue:
Computing and Graphics	$3,132	$3,720	$4,724
Enterprise, Embedded and Semi-Custom	2,374	1,577	698
All Other	—	2	—
Total net revenue	$5,506	$5,299	$5,422
Operating income (loss):
Computing and Graphics	$(76)	$(101)	$129
Enterprise, Embedded and Semi-Custom	399	295	18
All Other	(478)	(91)	(1,203)
Total operating income (loss)	$(155)	$103	$(1,056)
Interest income	3	5	8
Interest expense	(177)	(177)	(175)
Other income (expense), net	(69)	(5)	6
Loss before income taxes	$(398)	$(74)	$(1,217)

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include research and development activities; assembly, test, mark and packaging activities; and sales, marketing and administrative activities. The Company conducts product and system research and development activities for its products in the United States, with additional design and development engineering teams located in China, Canada, India, Singapore, Taiwan, and Israel. The Company’s assembly, test, mark and packaging facilities are located in Malaysia and China. The Company’s material sales and marketing offices are located in the United States, Latin America, Europe and Asia.

The following table summarizes sales to external customers by country, which is based on the billing location of the customer:

	2014	2013	2012
	(In millions)
United States	$1,030	$801	$407
Europe	325	460	469
China	2,324	2,519	3,131
Singapore	371	610	856
Japan	1,324	710	305
Other countries	132	199	254
Total sales to external customers	$5,506	$5,299	$5,422

The Company had three customers that accounted for more than 10% of the Company’s consolidated net revenue in 2014 and 2013 and one customer that accounted for more than 10% of the Company’s consolidated net revenue in 2012. Net sales to these customers were approximately 23%, 13% and 13% of consolidated net revenue in 2014, 17%, 11% and 10% of consolidated net revenue in 2013 and 22% of consolidated net revenue in 2012. The majority of the revenue from these customers was related to products from the Enterprise, Embedded and Semi-Custom segment in 2014 and 2013. In 2012, the majority of the revenue from the customer was related to products from the Computing and Graphics segment.

The following table summarizes long-lived assets by geographic areas:

	December 27, 2014	December 28, 2013
	(In millions)
United States	$149	$153
Malaysia	57	66
China	45	46
Singapore	17	18
Other countries	34	63
Total long-lived assets	$302	$346

NOTE 13:	Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). As of December 27, 2014, the Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004, as well as equity compensation plans that the Company assumed as part of its SeaMicro acquisition. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the SeaMicro plan were consolidated into the 2004 Plan. As of December 27, 2014, the Company had 12.3 million shares of common stock that were available for future grants and 79 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock and restricted stock units.

Under the 2004 Plan, stock options generally vest and become exercisable over a three- to four-year period from the date of grant and expire within ten years after the grant date. Unvested shares that are reacquired by the Company from outstanding equity awards become available for grant and may be reissued as new awards.

Under the 2004 Plan, the Company can grant fair market value awards or full value awards. Fair market value awards are awards granted at or above the fair market value of the Company’s common stock on the date of grant. Full value awards are awards granted at less than the fair market value of the Company’s common stock on the date of grant. Awards can consist of (i) stock options and stock appreciation rights granted at the fair market value of the Company’s common stock on the date of grant and (ii) restricted stock or restricted stock units, as full value awards. The following is a description of the material terms of the awards that may be granted under the 2004 Plan.

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

Performance-based Restricted Stock Units.    The Company also can grant performance-based restricted stock units (the pRSUs). The performance metrics can be financial performance, non-financial performance and/or market condition.

Financial Performance and Market-based Restricted Stock Units. During 2014 and 2013, the Company granted 4,108,000 and 2,450,000 restricted stock units, respectively, with the Company’s financial performance, a market condition and a service condition (financial performance and market-based restricted stock units) to the Company’s senior executives. Such pRSU award reflects a target number of shares (Target Shares) that may be issued to the award recipient before adjusting based on the Company’s financial performance and market conditions. The actual number of shares the recipient receives is determined at the end of the specified performance period based on the actual financial results achieved by the Company versus certain pre-established Company financial performance goals. Those goals are AMD’s adjusted non-GAAP operating income plus interest expense over the performance period and total shareholder return (TSR) relative to the S&P 500 IT Sector over the same performance period. Depending on the results achieved during this time, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted, based on the calculations described below. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

The adjusted non-GAAP operating income plus interest expense goal was established at the inception of the award. At the end of the performance period, the number of actual shares to be awarded varies between 0%, if performance is below the minimum level, and 160%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate percentage is applied based on relative performance between the minimum and the maximum levels.

The number of shares to be awarded at the end of the performance period is adjusted by a TSR modifier. The TSR modifier varies between 75% for stock performance at or below the minimum level and 125% at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate TSR modifier between 75% and 125% is applied based on relative performance between the minimum and the maximum levels.

For these pRSUs granted in 2014, the earned shares vest 50% on December 31, 2015, at the end of the performance period, and the remaining 50% on December 31, 2016. For these pRSUs granted in 2013, the earned shares vest 50% on June 30, 2015, six months after the performance period, and the remaining 50% on June 30, 2016. Target Shares subject to these pRSU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued, following the end of the applicable requisite service period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of the adjusted non-GAAP operating income plus interest expense goal during the performance period. The Company estimates the fair value of these pRSUs using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The weighted-average grant date fair value per share of these pRSUs for the years ended December 27, 2014 and December 28, 2013 was $3.80 and $4.07, respectively. The following weighted-average assumptions, in addition to projections of market conditions, were used to measure the weighted-average fair value:

	2014	2013
Expected volatility	46.88%	57.46%
Risk-free interest rate	0.22%	0.20%
Expected dividends	—%	—%
Expected life	1.32 years	1.44 years

Market-based Restricted Stock Units. During 2012, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s senior executives. The market-based condition for these awards requires that AMD common stock maintains a weighted-average closing price during the three-year vesting period of equal to or greater than $10.00 per share over any 30-day period. Provided the market-based condition is satisfied and the respective officer remains an employee of the Company, the grants will vest in three equal annual installments on the applicable vesting date.

The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of December 27, 2014, there were 1,313,000 market-based restricted stock units outstanding with a grant date fair value of $5.2 million.

Valuation and Expense Information

Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units was allocated in the consolidated statements of operations as follows:

	2014	2013	2012
	(In millions)
Cost of sales	$3	$5	$8
Research and development	44	48	52
Marketing, general, and administrative	34	38	37
Total stock-based compensation expense, net of tax of $0	$81	$91	$97

During 2014, 2013 and 2012, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any effects relating to financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.

The Company uses the lattice-binomial model in determining the fair value of the employee stock options.

The weighted-average estimated fair value of employee stock options granted for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $1.46, $1.52 and $2.12 per share respectively, using the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	53.36%	59.03%	56.24%
Risk-free interest rate	1.15%	0.79%	0.52%
Expected dividends	—%	—%	—%
Expected life (in years)	3.86	3.83	3.79

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

The following table summarizes stock option activity, including market-based stock options, and related information:

	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Stock options:
Outstanding at beginning of year	35	$5.08	38	$5.51	34	$7.36
Granted	8	$3.73	6	$3.63	17	$3.41
Canceled	(4)	$7.64	(6)	$7.73	(8)	$11.26
Exercised	(3)	$1.47	(3)	$1.56	(5)	$2.71
Outstanding at end of year	36	$4.78	35	$5.08	38	$5.51
Exercisable at end of year	23	$5.28	22	$5.62	22	$6.14

Included in the table above are approximately 1,652,000 vested and 4,792,000 unvested stock options issued upon the acquisition of SeaMicro in 2012. The estimated fair value of the unvested stock options was $6.60 per share.

As of December 27, 2014, the weighted-average remaining contractual life of outstanding stock options was 3.44 years and their aggregate intrinsic value was $4 million. As of December 27, 2014, the weighted-average remaining contractual life of exercisable stock options was 2.45 years and their aggregate intrinsic value was $4 million. The total intrinsic value of stock options exercised for 2014, 2013 and 2012 was $7 million, $5 million and $18 million, respectively.

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

The summary of the changes in restricted stock and restricted stock units outstanding, including the pRSUs, during 2014, 2013 and 2012 is presented below:

	2014		2013		2012
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
	(In millions except share price)
Unvested balance at beginning of period	40	$4.52	25	$6.41	24	$7.07
Granted	23	$3.89	28	$3.81	17	$5.43
Forfeited	(5)	$4.48	(3)	$5.76	(5)	$6.84
Vested	(15)	$4.90	(10)	$6.93	(11)	$6.05
Unvested balance at end of period	43	$4.05	40	$4.52	25	$6.41

Included in the table above are approximately 322,000 shares of restricted stock granted upon the acquisition of SeaMicro in 2012. The weighted-average estimated fair value of the restricted stock was $4.03.

The total fair value of restricted stock and restricted stock units vested during 2014, 2013 and 2012 was $60 million, $36 million and $60 million, respectively. Compensation expense recognized for the restricted stock and restricted stock units for 2014, 2013 and 2012 was approximately $65 million, $68 million and $77 million, respectively.

As of December 27, 2014, the Company had $16 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 2.08 years.

As of December 27, 2014, the Company had $98 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted-average period of 1.75 years.

The summary of the changes in the pRSUs during 2014, 2013 and 2012 is presented below.

	2014	2013	2012
	(Shares in millions)
Unvested shares at beginning of period	5	2	—
Granted	5	3	2
Forfeited	(1)	—	—
Vested	—	—	—
Unvested shares at end of period	9	5	2

NOTE 14:	Other Employee Benefit Plans

The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched 75% of employees’ contributions up to 6% of their compensation, to a maximum match of $11,700, $11,475 and $11,250 for 2014, 2013 and 2012, respectively, which is 4.5% (75% of the 6%) of the Internal Revenue Service compensation limit. The Company’s contributions to the 401(k) plan for 2014, 2013 and 2012 were approximately $18 million, $19 million and $22 million, respectively.

NOTE 15: Commitments and Guarantees

Operating Leases

As of December 27, 2014, the Company’s future non-cancelable operating lease commitments, including those for facilities vacated in connection with restructuring activities, were as follows:

Year	Operating leases
(In millions)
2015	$50
2016	46
2017	43
2018	41
2019	27
2019 and thereafter	133
Total non-cancelable operating lease commitments	$340

The Company leases certain of its facilities and in some jurisdictions the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2025. The Company also leases certain manufacturing and office equipment for terms ranging from one to five years. Rent expense for 2014, 2013 and 2012 was $59 million, $64 million and $49 million, respectively.

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

Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 27, 2014 were $340 million.

Purchase and Other Contractual Obligations

The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. As of December 27, 2014, total non-cancelable purchase obligations, excluding the Company’s wafer purchase commitments to GF under the WSA, were $688 million.

The Company also had other contractual obligations, included in “Other long-term liabilities” on its consolidated balance sheet, which consists of $67 million of payments due under certain software and technology licenses that will be paid through 2018.

Future unconditional purchase obligations as of December 27, 2014 were as follows:

Year	Unconditional purchase obligations
(In millions)
2015	$542
2016	85
2017	102
2018	26
2019	—
2020 and thereafter	—
Total unconditional purchase commitments	$755

Obligations to GF

Obligations to GF represent all of the Company’s expected cash payments to GF based on wafer receipts and research and development activities. As of December 27, 2014, cash payments owed to GF were $80 million.

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD A-Series APU products purchased as individually packaged products that are commonly referred to as “processors in a box” and for PC workstation products. The Company has also offered extended limited warranties to certain customers of “tray” microprocessor products for each of its business units and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s estimated liability for product warranty during the years ended December 27, 2014 and December 28, 2013 are as follows:

	December 27, 2014	December 28, 2013
	(In millions)
Beginning balance	$17	$16
New warranties issued during the period	32	27
Settlements during the period	(39)	(25)
Changes in liability for pre-existing warranties during the period, including expirations	9	(1)
Ending balance	$19	$17

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

Securities Class Action

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

In 1991, the Company received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. The Company has entered into settlement agreements with other responsible parties on two of the orders. During the term of such agreements, other parties have agreed to assume most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. The Company remains responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $5 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

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

NOTE 17:	Restructuring

2014 Restructuring Plan

In October 2014, the Company implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6%, largely completed by the end of 2014, and an alignment of its real estate footprint with its reduced headcount, largely expected to be completed by the end of first half of 2015. The Company recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities related costs and $6 million for asset impairments, a non-cash charge. In accordance with the restructuring plan, the Company expects to record a restructuring charge of approximately $13 million in 2015, primarily related to real estate actions.

2012 Restructuring Plan

In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The Company recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million which was primarily comprised of employee severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2014 and 2013, the Company incurred costs of $3 million and $11 million, respectively, related to facility consolidation and site closures, which were partially offset by the release of employee severance costs of $2 million and $5 million, respectively. The 2012 restructuring plan was largely completed as of the end of the third quarter of 2013.

2011 Restructuring Plan

In 2012, the Company recorded an approximately $8 million for severance and costs related to certain employee benefits. The plan was completed as of the end of the first quarter of 2012.

The following table provides a summary of the restructuring activities during 2014 and 2013 and the related liabilities recorded in “Accrued and other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheets remaining as of December 27, 2014:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 29, 2012	$41	$17	$58
Charges (reversals), net	(5)	11	6
Cash payments	(33)	(21)	(54)
Balance at December 28, 2013	3	7	10
Charges (reversals), net	42	16	58
Cash payments	(19)	(4)	(23)
Non-cash charges	—	(6)	(6)
Balance at December 27, 2014	$26	$13	$39

The following table provides a summary of each major type of cost associated with the 2014, 2012 and 2011 restructuring plans through December 27, 2014:

	2014	2013	2012
	(In millions)
Severance and benefits charges (reversals), net	$42	$(5)	$95
Contract or program termination charges	6	—	—
Asset impairments	6	—	4
Facility consolidation and closure charges	4	11	1
Total	$58	$6	$100

Executive Officer Separation

In the fourth quarter of 2014, the Company recorded other special charges of $13 million. The amount primarily includes $10 million due to the departure of the Company’s former CEO, of which $5 million was related to cash and $5 million was related to stock-based compensation expense. The amount is recorded under “Restructuring and other special charges, net” on the consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15 (1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 27, 2014 and December 28, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014 of Advanced Micro Devices, Inc., and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 19, 2015

Supplementary Financial Information (unaudited)

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2014 and 2013 consisted of 13 weeks.

	(In millions, except per share amounts)
	2014				2013
	Dec. 27	Sep. 27	Jun. 28	Mar. 29	Dec. 28	Sep. 28	Jun. 29	Mar. 30
Net revenue	$1,239	$1,429	$1,441	$1,397	$1,589	$1,461	$1,161	$1,088
Cost of sales (1)	879	935	943	910	1,036	940	702	643
Gross margin	360	494	498	487	553	521	459	445
Research and development	238	278	277	279	293	288	308	312
Marketing, general and administrative	144	150	154	156	169	155	171	179
Amortization of acquired intangible assets	4	3	4	3	4	5	4	5
Restructuring and other special charges (gains), net (2)	71	—	—	—	—	(22)	5	47
Goodwill impairment charge (3)	233	—	—	—	—	—	—	—
Legal settlements (4)	—	—	—	—	(48)	—	—	—
Operating income (loss)	(330)	63	63	49	135	95	(29)	(98)
Interest income	1	1	—	1	1	1	2	1
Interest expense	(41)	(43)	(46)	(47)	(44)	(47)	(42)	(44)
Other income (expense), net	3	(2)	(49)	(21)	(2)	2	(2)	(3)
Income (loss) before income taxes	(367)	19	(32)	(18)	90	51	(71)	(144)
Provision (benefit) for income taxes	(3)	2	4	2	1	3	3	2
Net income (loss)	(364)	17	(36)	(20)	89	48	(74)	(146)
Net income (loss) per share
Basic	$(0.47)	$0.02	$(0.05)	$(0.03)	$0.12	$0.06	$(0.10)	$(0.19)
Diluted	$(0.47)	$0.02	$(0.05)	$(0.03)	$0.12	$0.06	$(0.10)	$(0.19)
Shares used in per share calculation
Basic	776	770	764	761	759	757	752	749
Diluted	776	785	764	761	766	764	752	749

(1)	During the fourth quarter of 2014, the Company recorded a lower of cost or market charge of $58 million related to our second-generation APU products.
(2)

During the fourth quarter of 2014, the Company implemented restructuring plans and incurred net restructuring and other special charges of $71 million, which primarily included severance and related employee benefits. During the third quarter of 2013, the Company recorded a $17 million gain on sale of a light industrial building in Singapore, and $5 million gain on sale of an office building in Austin, Texas. In the second quarter of 2013, the Company incurred costs of $11 million related to facility consolidation and site closures, partially offset by the release of employee severance costs of $5 million. During the first quarter of 2013, the Company recorded a $52 million charge on sale of land and office buildings in Austin, Texas and a $6 million gain on sale of an office building in Markham, Ontario, Canada.

(3)	During the fourth quarter of 2014, the Company recorded a goodwill impairment charge of $233 million relating to its Computing and Graphics segment.
(4)

During the fourth quarter of 2013, the Company entered into licenses and settlements regarding patent-related matters, for which we received in aggregate $48 million in net cash, which the Company recorded in operating expense.

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

As of December 27, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2014, which is included in Part II, Item 8, above.

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

The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2015 annual meeting of stockholders (our 2015 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Web Site Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Directors’ Compensation and Benefits” (including “2014 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2014 Summary Compensation Table,” “2014 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Grants of Plan-Based Awards in 2014” and “Option Exercises and Stock Vested in 2014”) and “Severance and Change in Control Arrangements” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2015 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2015 Proxy Statement, our 2015 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2015 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2015	ADVANCED MICRO DEVICES, INC.

	By:	/S/ DEVINDER KUMAR
Devinder Kumar
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LISA T. SU Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	February 19, 2015

/S/ DEVINDER KUMAR Devinder Kumar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015

* W. Michael Barnes	Director	February 19, 2015

* John E. Caldwell	Director	February 19, 2015

* Henry WK Chow	Director	February 19, 2015

* Bruce L. Claflin	Chairman of the Board	February 19, 2015

* Nora Denzel	Director	February 19, 2015

* Nicholas M. Donofrio	Director	February 19, 2015

* Martin L. Edelman	Director	February 19, 2015

* Michael Inglis	Director	February 19, 2015

* John R. Harding	Director	February 19, 2015

* Joseph Householder	Director	February 19, 2015

* Ahmed Yahia	Director	February 19, 2015

*By:	/s/ DEVINDER KUMAR
Devinder Kumar, Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., dated May 8, 2007, filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is hereby incorporated by reference.

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on July 30, 2009, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated July 30, 2009, are hereby incorporated by reference.

4.1	AMD hereby agrees to file on request of the SEC a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.2	Indenture governing 6.00% Convertible Senior Notes due 2015, including the Form of 6.00% Senior Note due 2015, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated April 27, 2007, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.3	Indenture governing 7.75% Senior Notes due 2020, including the Form of 7.75% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated August 4, 2010, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 4, 2010, is hereby incorporated by reference.

4.4	Indenture governing 7.50% Senior Notes due 2022, including the Form of 7.50% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated as of August 15, 2012, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 15, 2012, is hereby incorporated by reference.

4.5	Indenture governing the 6.75% Senior Notes due 2019, including the form of the 6.75% Note, between Advanced Micro Devices, Inc. and Wells Fargo, National Association, as Trustee, dated February 26, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 26, 2014 is hereby incorporated by reference.

4.6	Indenture governing 7.00% Senior Notes due 2024, including the Form of 7.00% Senior Note due 2024, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated June 16, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated June 16, 2014, is hereby incorporated by reference.

4.7	First Supplemental Indenture by and among Advanced Micro Devices, Inc. and Wells Fargo Bank N.A., dated June 20,2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated June 23, 2014, is hereby incorporated by reference.

4.8	Amendment to Indenture governing 6.75% Senior Notes due 2019, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated June 16, 2014, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.1	1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.2	1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.3	2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference

Exhibit	Description of Exhibits

*10.4	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.1 to AMD’s Registration Statement on Form S-8 filed with the SEC on May 15, 2014, is hereby incorporated by reference

*10.5	2011 Executive Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended April 2, 2011, is hereby incorporated by reference.

*10.6	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

*10.7	ATI Technologies Inc. Share Option Plan, as amended effective January 25, 2005, filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 filed with the SEC on October 30, 2006, is hereby incorporated by reference.

*10.8	SeaMicro, Inc. Amended and Restated 2007 Equity Incentive Plan, filed as Exhibit 10.1 on AMD’s Registration Statement on Form S-8, filed with the SEC on March 23, 2012, is hereby incorporated by reference.

*10.9	AMD’s U.S. Stock Option Program for Options Granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.10	AMD’s Stock Option Program for Employees Outside the U.S. for Options Granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.11	AMD’s U.S. Stock Option Program for Options Granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.12	Form of Stock Option Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.13	Form of Stock Option Agreement (Non-U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.14	Form of Stock Option Agreement (U.S. Senior Vice Presidents and Above) under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.15	Form of Stock Option Agreement (Non-U.S. Senior Vice Presidents and Above) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.16	Form of Restricted Stock Unit Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

*10.17	Form of Restricted Stock Unit Agreement (Non-U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2009, is hereby incorporated by reference.

*10.18	Form of Restricted Stock Unit Agreement (U.S. Senior Vice Presidents and Above) under the 2004 Equity Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

Exhibit	Description of Exhibits

*10.19	Form of Restricted Stock Unit Agreement (Non-U.S. Senior Vice Presidents and Above) under the 2004 Equity Plan, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

*10.20	Form of Performance-Based Restricted Stock Unit Agreement (U.S.) under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2013, is hereby incorporated by reference.

*10.21	Outside Director Equity Compensation Policy, amended and restated as of May 8, 2014, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, is hereby incorporated by reference.

*10.22	AMD Executive Severance Plan and Summary Plan Description for Senior Vice Presidents, effective June 1, 2013, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 7, 2013, is hereby incorporated by reference.

*10.23	Guidelines for Business Aircraft Usage And Commercial Travel By Personal Guests, revised as of May 16, 2013, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2013, is hereby incorporated by reference.

*10.24	AMD Deferred Income Account Plan, as amended and restated, effective January 1, 2008, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.25	Amendment No. 1 to the AMD Deferred Income Account Plan, as amended and restated, effective July 1, 2012, filed as Exhibit 10.16(a) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

*10.26	Form of Indemnity Agreement, between Advanced Micro Devices, Inc. and its officers and directors, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.27	Form of Management Continuity Agreement, as amended and restated, filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.28	Form of Change in Control Agreement, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, is hereby incorporated by reference.

*10.29	Amended and Restated Management Continuity Agreement, between Advanced Micro Devices, Inc. and Devinder Kumar, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.30	Executive Resignation Agreement and General Release, between Advanced Micro Devices, Inc., its subsidiaries, joint ventures or other affiliates and Emilio Ghilardi, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated April 30, 2012, is hereby incorporated by reference.

*10.31	Employment Agreement, between Rory P. Read and Advanced Micro Devices, Inc., effective August 25, 2011, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 25, 2011, is hereby incorporated by reference.

*10.32	Relocation Expenses Agreement, between Advanced Micro Devices, Inc. and Rory P. Read, dated September 8, 2011, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.33	Sign-On Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

Exhibit	Description of Exhibits

*10.34	Sign-On Performance Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.35	Special Sign-On Restricted Stock Unit Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.36	Sign-On Stock Option Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011, filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.37	Sign-On Performance Stock Option Grant Notice, between Advanced Micro Devices, Inc. and Rory P. Read, dated August 25, 2011 filed, as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, is hereby incorporated by reference.

*10.38	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.62 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.39	Offer Letter, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.40	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Dr. Lisa Su, dated December 14, 2011, filed as Exhibit 10.64 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.41	Offer Letter, between Advanced Micro Devices, Inc. and Dr. Lisa Su, dated December 14, 2011, filed as Exhibit 10.65 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

*10.42	Summary of Terms for John Byrne, Senior Vice President, Chief Sales Officer, dated August 6, 2012, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.43	Special Retention Bonus Award to John Byrne, dated October 25, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

10.44	Stock Purchase Agreement, between West Coast Hitech L.P. and Advanced Micro Devices, Inc., dated as of November 15, 2007, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

10.45	Master Transaction Agreement, among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P., dated October 6, 2008, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 16, 2008, is hereby incorporated by reference.

10.46	Amendment to Master Transaction Agreement, among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P., dated December 5, 2008, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated by reference.

**10.47	Wafer Supply Agreement, among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US, Inc., dated March 2, 2009, filed as Exhibit 10.5 to AMD’s Current Report on Form 8-K dated March 5, 2009, is hereby incorporated by reference.

Exhibit	Description of Exhibits

**10.48	Wafer Supply Agreement Amendment No. 1, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore. Pte. Ltd., dated March 29, 2011, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the period ended April 2, 2011, is hereby incorporated by reference.

**10.49	Wafer Supply Agreement Amendment No. 2, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC and ATIC International Investment Company LLC, dated March 4, 2012, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is hereby incorporated by reference.

**10.50	Wafer Supply Agreement Amendment No. 3, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 6, 2012, filed as Exhibit 10.34(c) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

10.51	Settlement Agreement, between Advanced Micro Devices, Inc. and Intel Corporation, dated November 17, 2009, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

**10.52	Patent Cross License Agreement, between Advanced Micro Devices, Inc. and Intel Corporation filed, dated November 11, 2009, as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.53	Loan and Security Agreement, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., the financial institutions party thereto from time to time as lenders and Bank of America, N.A., dated November 12, 2013, filed as Exhibit 1.01 to AMD’s Current Report on Form 8-K dated November 12, 2013, is hereby incorporated by reference.

10.54	Lease Agreement, between AMD and Delaware Chip LLC, dated December 22, 1998, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.55	Agreement of Purchase and Sale, between Advanced Micro Devices, Inc. and 7171 Southwest Parkway Holdings, LP, effective March 11, 2013, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.56	Sublease Agreement, between Lantana HP, LTD and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.57	Master Landlord’s Consent to Sublease, between 7171 Southwest Parkway Holdings, L.P., Lantana HP, Ltd. and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.58	Lease Agreement, between 7171 Southwest Parkway Holdings, L.P. and Lantana HP, Ltd., dated March 26, 2013, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

**10.59	Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014, field as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the period ended March 29, 2014, is hereby incorporated by reference.

*10.60

Transition, Separation Agreement and Release by and between Rory P. Read and Advanced Micro Devices, Inc. effective October 8, 2014, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated October 14, 2014, is hereby incorporated by reference.

Exhibit	Description of Exhibits

*10.61	Employment Agreement by and between Lisa T. Su and Advanced Micro Devices, Inc. effective October 8, 2014, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K/A dated October 14, 2014, is hereby incorporated by reference.

10.62	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

10.63	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

10.64	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

10.65	First Amendment to Loan and Security Agreement, dated as of December 11, 2014, by and among the Company, AMD International Sales & Service, Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 17, 2014, is hereby incorporated by reference.

*10.66	Offer Letter, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014.

*10.67	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014.

*10.68	Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Senior Vice Presidents effective December 31, 2014.

21	List of AMD subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts and compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the SEC.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 29, 2012, December 28, 2013 and December 27, 2014

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 29, 2012	$2	$—	$—	$2
December 28, 2013	$2	$(2)	$—	$—
December 27, 2014	$—	$—	$—	$—

(1)	Accounts written off