Form 10-Q
period 2015-03-28
ADVANCED MICRO DEVICES INC
filed 2015-04-29
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Indicate the number of shares outstanding of the registrant’s common stock,  $0.01 par value, as of April 24, 2015: 778,059,809

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions, except per share amounts)
Net revenue	$1,030	$1,397
Cost of sales	704	910

Gross margin	326	487
Research and development	242	279
Marketing, general and administrative	131	156
Amortization of acquired intangible assets	3	3
Restructuring and other special charges, net	87	—

Operating income (loss)	(137)	49
Interest income	—	1
Interest expense	(40)	(47)
Other income (expense), net	—	(21)

Loss before income taxes	(177)	(18)
Provision for income taxes	3	2

Net loss	$(180)	$(20)

Net loss per share
Basic	$(0.23)	$(0.03)
Diluted	$(0.23)	$(0.03)
Shares used in per share calculation:
Basic	777	761
Diluted	777	761

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Net loss	$(180)	$(20)

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $0 and $0	(11)	(3)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of $0 and $0	4	2

Total other comprehensive loss	(7)	(1)

Total comprehensive loss	$(187)	$(21)

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 28, 2015	December 27, 2014*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$677	$805
Marketable securities	229	235
Accounts receivable, net of allowances of $0 and $0	771	818
Inventories, net	688	685
Prepayments to GLOBALFOUNDRIES	44	113
Prepaid expenses and other current assets	88	80

Total current assets	2,497	2,736
Property, plant and equipment, net	297	302
Acquisition related intangible assets, net	—	65
Goodwill	320	320
Other assets	314	344

Total assets	$3,428	$3,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$235	$177
Accounts payable	381	415
Payable to GLOBALFOUNDRIES	121	218
Accrued and other current liabilities	494	558
Deferred income on shipments to distributors	61	72

Total current liabilities	1,292	1,440
Long-term debt	2,033	2,035
Other long-term liabilities	86	105
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 28, 2015 and December 27, 2014; shares issued: 790 shares on March 28, 2015 and 788 shares on December 27, 2014; shares outstanding: 778 shares on March 28, 2015 and 776 shares on December 27, 2014	8	8
Additional paid-in capital	6,967	6,949
Treasury stock, at cost (12 shares on March 28, 2015 and December 27, 2014)	(120)	(119)
Accumulated deficit	(6,826)	(6,646)
Accumulated other comprehensive loss	(12)	(5)

Total stockholders’ equity	17	187

Total liabilities and stockholders’ equity	$3,428	$3,767

*	Amounts were derived from the December 27, 2014 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Cash flows from operating activities:
Net loss	$(180)	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	53
Stock-based compensation expense	17	23
Non-cash interest expense	3	6
Loss on debt redemptions	—	15
Restructuring and other special charges, net	71	—
Other	(1)	(4)
Changes in operating assets and liabilities:
Accounts receivable	46	(8)
Inventories	(6)	14
Prepayments to GLOBALFOUNDRIES	68	—
Prepaid expenses and other assets	(16)	(8)
Accounts payable, accrued liabilities and other	(124)	(124)
Payable to GLOBALFOUNDRIES	(97)	(151)

Net cash used in operating activities	(173)	(204)

Cash flows from investing activities:
Purchases of available-for-sale securities	(223)	(310)
Purchases of property, plant and equipment	(22)	(21)
Proceeds from sales and maturities of available-for-sale securities	230	200

Net cash used in investing activities	(15)	(131)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
Proceeds from borrowings, net	58	589
Net proceeds from grants	4	—
Repayments of long-term debt and capital lease obligations	(1)	(569)
Other	(1)	(1)

Net cash provided by financing activities	60	20

Net decrease in cash and cash equivalents	(128)	(315)

Cash and cash equivalents at beginning of period	805	869

Cash and cash equivalents at end of period	$677	$554

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 28, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 28, 2015 and March 29, 2014 each consisted of 13 weeks.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Change to Prior Period Information. During the third quarter of 2014, the Company realigned its organizational structure. As a result of this organizational change, beginning in third quarter of 2014, the Company reports its financial statements based on the new segments described in Note 7 - Segment Reporting with no other impact on the Company’s condensed consolidated financial statements. All prior-period amounts have been adjusted retrospectively to reflect the Company’s reportable segment changes.

Recently Issued Accounting Standards

Interest—Imputation of Interest. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU 2015-03 on its consolidated financial statements.

Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

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

Fourth Amendment to Wafer Supply Agreement. On March 30, 2014, the Company entered into a fourth amendment to the WSA. The primary effect of the fourth amendment was to establish volume purchase commitments and fixed pricing for the 2014 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of the Company’s microprocessor unit, graphics processor unit and semi-custom game console products to be delivered by GF to the Company during the 2014 calendar year.

Fifth Amendment to Wafer Supply Agreement. On April 16, 2015, the Company entered into a fifth amendment to the WSA. The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of the Company’s microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to the Company during the 2015 calendar year.

The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended March 28, 2015 and March 29, 2014 were $170 million and $260 million, respectively.

The Company currently estimates that its purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal 2015 and at least $70 million during the first quarter of fiscal 2016. The Company is not able to meaningfully quantify or estimate its future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but it expects that its future purchases from GF will continue to be material.

GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

NOTE 3. Supplemental Balance Sheet Information

Inventories

	March 28, 2015	December 27, 2014
	(In millions)
Raw materials	$38	$40
Work in process	465	431
Finished goods	185	214

Total inventories, net	$688	$685

Property, Plant and Equipment

	March 28, 2015	December 27, 2014
	(In millions)
Land and land improvements	$2	$4
Buildings and leasehold improvements	231	246
Equipment	1,420	1,416
Construction in progress	25	14

	1,678	1,680
Accumulated depreciation and amortization	(1,381)	(1,378)

Total property, plant and equipment, net	$297	$302

Other Assets

	March 28, 2015	December 27, 2014
	(In millions)
Software and technology licenses, net	$203	$219
Other	111	125

Total other assets	$314	$344

Accrued and Other Current Liabilities

	March 28, 2015	December 27, 2014
	(In millions)
Accrued compensation and benefits	$140	$139
Marketing programs and advertising expenses	128	141
Software and technology licenses payable	45	39
Other	181	239

Total accrued and other current liabilities	$494	$558

NOTE 4. Net Loss Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding, and for the first quarter of 2014 also based on shares issuable upon exercise of warrants issued by the Company to WCH in connection with the GF transaction in 2009.

Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units.

The following table sets forth the components of basic and diluted loss per share:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(180)	$(20)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	777	761
Net loss per share:
Basic	$(0.23)	$(0.03)
Diluted	$(0.23)	$(0.03)

Potential shares from stock options and restricted stock units totaling 64 million and 45 million were not included in the net loss per share calculations for the first quarters of 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

NOTE 5. Financial Instruments

Cash and Cash Equivalents and Marketable Securities

Cash and financial instruments measured and recorded at fair value on a recurring basis as of March 28, 2015 and December 27, 2014 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
March 28, 2015
Cash	$402	$402	$—
Level 2(2) (3)
Commercial paper	500	275	225
Corporate bonds	4	—	4

Total level 2	504	275	229

Total	$906	$677	$229

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 27, 2014
Cash	$391	$391	$—
Level 1(1) (2)
Money market funds	4	4	—

Total level 1	4	4	—

Level 2(2) (3)
Commercial paper	618	410	208
Corporate bonds	27	—	27

Total level 2	645	410	235

Total	$1,040	$805	$235

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.
(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 28, 2015 or the year ended December 27, 2014.
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

Available-for-sale securities held by the Company as of March 28, 2015 and December 27, 2014 consisted of money market funds, commercial paper and corporate bonds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.

All contractual maturities of the Company’s available-for-sale marketable debt securities as of March 28, 2015 were within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

In addition to those amounts presented above, as of March 28, 2015 and December 27, 2014, the Company had approximately $10 million of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.

Also in addition to those amounts presented above, as of March 28, 2015 and December 27, 2014, the Company had approximately $14 million and $16 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were also included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

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

	March 28, 2015		December 27, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$230	$230	$172	$173
Long-term debt (excluding capital leases)	$2,025	$1,906	$2,025	$1,858

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

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive loss	$(7)	$(1)
Cost of sales	(1)	—
Research and development	(2)	(1)
Marketing, general and administrative	(1)	(1)
Contracts not designated as hedging instruments
Other expense, net	$(1)	$(1)

The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

The following table shows the fair value amounts included in Prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in Accrued and other current liabilities should these contracts be in a loss position. As of March 28, 2015, the Company’s outstanding contracts were in a net loss position of $14 million. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	March 28, 2015	December 27, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(13)	$(6)
Contracts not designated as hedging instruments	$(1)	$(1)

For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.

As of March 28, 2015 and December 27, 2014, the notional values of the Company’s outstanding foreign currency forward contracts were $240 million and $298 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.

Fair Value Hedges

The Company’s fair value hedge derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	March 28, 2015	December 27, 2014
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$3	$3

NOTE 6. Income Taxes

In the first quarter of 2015, the Company recorded an income tax provision of $3 million due to foreign taxes in profitable locations.

In the first quarter of 2014, the Company recorded an income tax provision of $2 million due to foreign taxes in profitable locations.

As of March 28, 2015, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of March 28, 2015, in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits did not change during the first quarter of 2015. The total gross unrecognized tax benefits as of March 28, 2015 were $28 million. There were no material changes to accrued interest or penalties in the first quarter of 2015.

The Company currently expects to reduce its unrecognized tax benefits by approximately $7 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

NOTE 7. Segment Reporting

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, stock-based compensation expense, restructuring and other special charges, net and workforce rebalancing severance charges.

The following table provides a summary of net revenue and operating income (loss) by segment. All period results presented reflect the Company’s new reportable segments:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Net revenue:
Computing and Graphics	$532	$861
Enterprise, Embedded and Semi-Custom	498	536

Total net revenue	$1,030	$1,397

Operating income (loss):
Computing and Graphics	$(75)	$3
Enterprise, Embedded and Semi-Custom	45	85
All Other	(107)	(39)

Total operating income (loss)	$(137)	$49

NOTE 8. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Cost of sales	$1	$1
Research and development	10	12
Marketing, general and administrative	6	10

Stock-based compensation expense, net of tax of $0	$17	$23

For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock Options

The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value employee stock options are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Expected volatility	53.99%	55.03%
Risk-free interest rate	1.26%	1.06%
Expected dividends	0.00%	0.00%
Expected life	3.91 years	3.86 years

In the first quarters of 2015 and 2014, the Company granted 0.2 million and 0.1 million shares employee stock options, respectively, with weighted average grant date fair value per share of $1.29 and $1.62, respectively.

Restricted Stock Units

In the first quarters of 2015 and 2014, the Company granted 5.3 million and 0.5 million shares restricted stock units, respectively, with weighted average grant date fair values per share of $2.53 and $3.80, respectively.

NOTE 9. Commitments and Contingencies

Warranties and Indemnities

The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and AMD accelerated processing unit (APU) products that are commonly referred to as “processors in a box” and for PC workstations products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In millions)
Beginning balance	$19	$17
New warranties issued	8	8
Settlements	(9)	(9)
Changes in liability for pre-existing warranties, including expirations	3	2

Ending balance	$21	$18

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

Contingencies

Securities Class Action

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company’s 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs.

On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss.

Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuit

On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against the Company (as a nominal defendant only) and certain of the Company’s directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding the Company’s 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company’s common stock during the period.

The shareholder derivative lawsuit is currently stayed.

Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

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

NOTE 10. Restructuring and Other Special Charges, Net

2014 Restructuring Plan

In October 2014, the Company implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the first quarter of 2015, the Company recorded a $12 million restructuring charge, which consisted of $5 million for severance and related benefits and $7 million for facilities related costs. The Company expects the plan to be largely completed by the end of the third quarter of 2015.

The following table provides a summary of the restructuring activities in the first quarter of 2015 and the related liabilities recorded in Accrued and other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of March 28, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 27, 2014	$26	$13	$39
Charges	5	7	12
Cash payments	(14)	(1)	(15)
Non-cash charges	—	(3)	(3)

Balance as of March 28, 2015	$17	$16	$33

Dense Server Systems Business Exit

As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company decided to exit the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result of the Company’s decision to exit this business, the Company recorded a charge of $75 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first quarter of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company has no current plans to utilize the related freedom fabric technology in any of its future products nor does it have any plans at this time to monetize the associated intellectual property. In addition, the exit charge consisted of a $6 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company expects to complete this exit activity within 12 months.

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	March 28, 2015			March 29, 2014
	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(6)	$(5)	$1	$(3)	$(2)
Unrealized gains (losses) arising during the period, net of tax	—	(11)	(11)	—	(3)	(3)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax	—	4	4	—	2	2

Total other comprehensive income (loss)	—	(7)	(7)	—	(1)	(1)

Ending balance	$1	$(13)	$(12)	$1	$(4)	$(3)

NOTE 12. Secured Revolving Line of Credit

Loan and Security Agreement

The Company and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014 (the Loan Agreement), for a secured revolving line of credit for a principal amount up to $500 million (the Secured Revolving Line of Credit), with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). The Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.

At March 28, 2015 and December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $188 million and $130 million, respectively, at an interest rate of 4.25%. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days.

Amended and Restated Loan and Security Agreement

On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent. The Amended and Restated Loan Agreement amended and restated the Loan Agreement.

The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit with up to $75 million available for issuance of letters of credit, which remained unchanged from the Loan Agreement. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.

The Secured Revolving Line of Credit matures on April 14, 2020 and is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.

The Borrowers may elect a per annum interest rate equal to (a) the London Interbank Offered Rate (LIBOR) plus the applicable margin set forth in the applicable chart below (the “Applicable Margin”) as determined by the average availability under the Secured Revolving Line of Credit and the fixed charge coverage ratio for the most recently ended four-fiscal quarter period; or (b) (i) the greatest of (x) the Agent’s prime rate, (y) the federal funds rate, as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) the Applicable Margin.

Applicable Margin, if average availability is equal to or greater than 66.66% of the total commitment amount and the fixed charge coverage ratio for the most recently ended four-fiscal quarter period is greater than or equal to 1.25 to 1.00, is 0.25% for Base Rate Revolver Loans and 1.25% for LIBOR Revolver Loans. Otherwise, Applicable Margin is determined in accordance with the below table:

Level	Average Availability for Last Fiscal Month	Base Rate Revolver Loans: Applicable Margin	LIBOR Revolver Loans: Applicable Margin
I	greater than or equal to 66.66% of the Revolver Commitment	0.50%	1.50%
II	greater than or equal to 33.33% of the Revolver Commitment, less than 66.66%	0.75%	1.75%
III	less than 33.33% of the Revolver Commitment	1.00%	2.00%

The Secured Revolving Line of Credit may be optionally prepaid or terminated, and unutilized commitments may be reduced at any time, in each case without premium or penalty. In connection with the Secured Revolving Line of Credit, the Borrowers will pay an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of the commitments under the Secured Revolving Line of Credit. The unused line fee decreases to 0.25% per annum when 35% or more of the Secured Revolving Line of Credit is utilized. The Borrowers will pay (i) a monthly fee on all letters of credit outstanding under the Secured Revolving Line of Credit equal to the applicable LIBOR margin and (ii) a fronting fee to the Agent equal to 0.125% of all such letters of credit, payable monthly in arrears.

The Amended and Restated Loan Agreement contains covenants that place certain restrictions on the Loan Parties’ ability to, among other things, allow certain of the Company’s subsidiaries that manufacture or process inventory for the Loan Parties to borrow secured debt or unsecured debt beyond a certain amount, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Loan Parties’ accounts or inventory other than certain ordinary-course transfers, make certain changes to any Loan Party’s name or form or state of organization without notifying the Agent, liquidate, dissolve, merge, amalgamate, combine or consolidate, or become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements.

Further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) is greater than the greater of 20% of the total commitment amount and $100 million. Such restrictions limit the Loan Parties’ ability to, among other things, create any liens upon any of the Loan Parties’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit)), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date or become a party to certain agreements restricting the Loan Parties’ ability to enter into any non arm’s-length transaction with an affiliate.

The Loan Parties are required to repurchase, redeem, defease, repay, create a segregated account for the repayment of, or request Agent reserve a sufficient available amount under the Secured Revolving Line of Credit for the repayment of, all debt for borrowed money exceeding $50 million, by no later than 60 days prior to its maturity date (not including the Secured Revolving Line of Credit). Any reserved funds for this purpose would not be included in domestic cash calculations.

In addition, if at any time the Loan Parties’ Excess Cash Availability is less than the greater of 15% of the total commitment amount and $75 million, the Loan Parties must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 until (i) no event of default exists and (ii) the Loan Parties’ Excess Cash Availability is greater than the greater of 15% of the total commitment amount and $75 million for 45 consecutive days.

The events of default under the Amended and Restated Loan Agreement include, among other things, payment defaults, the inaccuracy of representations or warranties, defaults in the performance of affirmative and negative covenants, bankruptcy and insolvency related defaults, a cross-default related to indebtedness in an aggregate amount in excess of $50 million, judgments entered against a Loan Party in an amount that exceeds cumulatively $50 million, certain ERISA events and events related to Canadian defined benefits plans and a change of control. When a Payment Condition has not been satisfied, additional events of default include, among other things, a loss, theft damage or destruction with respect to any collateral if the amount not covered by insurance exceeds $50 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for our products; the growth, change and competitive landscape of the markets in which we participate; the nature and extent of our future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of our future purchases from GF; sales patterns of our semi-custom System-on-Chip (SoC) products; our ability to transform our business to attain revenue from high-growth markets; expected benefits and completion of our restructuring plan announced in October 2014 (the 2014 Restructuring Plan) and our exit from the dense server systems business; the level of international sales as compared to total sales; our ability to reduce our unrecognized tax benefits over the next twelve months; that other unrecognized tax benefits will not materially change in the next 12 months; that our cash and cash equivalents and marketable securities balances, the savings from our 2014 Restructuring Plan and our secured revolving line of credit will be sufficient to fund our operations including capital expenditures over the next 12 months; our ability to obtain sufficient external financing on favorable terms, or at all; our dependence on a small number of customers; our hedging strategy; and our expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively; we rely on GF to manufacture most of our microprocessor and APU products and certain of our GPU and semi-custom products. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted; we rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected; failure to achieve expected manufacturing yields for our products could negatively impact our financial results; the success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions; if we cannot generate sufficient revenue and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments; we may not be able to successfully implement our business strategy to refocus our business to address markets beyond our core PC market to high-growth adjacent markets; the completion and impact of the 2014 Restructuring Plan and our transformation initiatives could adversely affect us; global economic uncertainty may adversely impact our business and operating results; we may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements; we have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; the agreements governing our notes and our secured revolving line of credit for a principal amount up to $500 million (Secured Revolving Line of Credit) impose restrictions on us that may adversely affect our ability to operate our business; the markets in which our products are sold are highly competitive; the loss of a significant customer may have a material adverse effect on us; our receipt of revenue from our semi-custom SoC products is dependent upon our technology being designed into third-party products and the success of those products; the demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations; our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; we depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other computer platform components to support our business; if we lose Microsoft Corporation’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected; we may incur future impairments of goodwill; uncertainties involving the ordering and shipment of our products could materially adversely affect us; our reliance on third-party distributors and AIB partners subjects us to certain risks; our inability to continue to attract and retain qualified personnel may hinder our product development programs; in the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Line of Credit, which would result in a default under the indentures and our Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future; our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls; data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation; our operating results are subject to quarterly and seasonal sales patterns; if essential equipment or materials are not available to manufacture our products, we could be materially adversely affected; if our products are not compatible with some or all industry-standard software and hardware, we could be materially adversely affected; costs related to defective products could have a material adverse effect on us; if we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected; we outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management and information technology support services; acquisitions could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock; our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us; worldwide political conditions may adversely affect demand for our products; unfavorable currency exchange rate fluctuations could adversely affect us; our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us; if we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses; we are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products; a variety of environmental laws that we are subject to could result in additional costs and liabilities; higher health care costs and labor costs could adversely affect our business; and, our business is subject to potential tax liabilities.

For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 41 and “Financial Condition” beginning on page 32 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI, the ATI logo and SeaMicro, and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Sony is a trademark of Sony Corporation. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 27, 2014 and December 28, 2013, and for each of the three years in the period ended December 27, 2014 as filed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter ended March 28, 2015 compared to the quarter ended December 27, 2014 and the quarter ended March 29, 2014, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Weaker than expected PC market conditions contributed to a challenging business environment during the first quarter of 2015. Net revenue in the first quarter of 2015 was $1.0 billion, a 17% decrease compared to the fourth quarter of 2014 and a 26% decrease compared to the first quarter of 2014. Gross margin was also impacted by weak PC market conditions. Gross margin, as a percentage of net revenue, for the first quarter of 2015 was 32% compared to 29% in the fourth quarter of 2014, and 36% in the first quarter of 2014. Gross margin in the fourth quarter of 2014 included a $58 million charge from a lower of cost or market inventory adjustment, which accounted for five gross margin percentage points.

Despite the challenging business environment we faced during the first quarter of 2015, we continued to closely manage our operating expenses. Operating expenses were $463 million in the first quarter of 2015 compared to $690 million in the fourth quarter of 2014 and $438 million in the first quarter of 2014. Operating expenses in the first quarter of 2015 included restructuring and other special charges, net of $87 million related to our decision to exit the dense server systems business, formerly SeaMicro, and our restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. Operating expenses in the fourth quarter of 2014 included a goodwill impairment charge of $233 million related to our Computing and Graphics segment and restructuring and other special charges, net of $71 million associated with our 2014 Restructuring Plan. Operating expenses in the first quarter of 2014 included the impact of workforce rebalancing severance charges of $14 million associated with the reduction of our global workforce as part of our transformation and diversification strategy.

Cash and cash equivalents and marketable securities as of the end of the first quarter of 2015 were $906 million compared to $1.0 billion as of the end of the fourth quarter of 2014. Total debt as of the end of the first quarter of 2015 was $2.3 billion compared to $2.2 billion at the end of the fourth quarter of 2014.

During the first quarter of 2015, we continued to focus on our engineering milestones related to the diversification of our business. In February 2015, we disclosed architecture details regarding two new 2015 AMD Mobile APUs, our first high performance SoC, codenamed “Carrizo,” and our mainstream SoC, codenamed “Carrizo-L”. In March 2015, we announced our LiquidVR™ initiative designed to deliver the next-generation of virtual reality capable of delivering immersive awareness where situations, objects, or characters within the virtual world seem “real.”

GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).

Fourth Amendment to Wafer Supply Agreement. On March 30, 2014, we entered into a fourth amendment to the WSA. The primary effect of the fourth amendment was to establish volume purchase commitments and fixed pricing for the 2014 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of our microprocessor unit, graphics processor unit and semi-custom game console products to be delivered by GF to us during the 2014 calendar year.

Fifth Amendment to Wafer Supply Agreement. On April 16, 2015, we entered into a fifth amendment to the WSA. The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of our microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to us during the 2015 calendar year.

Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended March 28, 2015 and March 29, 2014 were $170 million and $260 million, respectively.

We currently estimate that our purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal 2015 and at least $70 million during the first quarter of fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material.

GF continues to be a related party of AMD because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), our largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

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

Management believes there have been no significant changes during the first quarter of 2015 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 27, 2014.

We will perform an annual goodwill impairment as of the first day of the fourth quarter of 2015 pursuant to our accounting policy. However, we will also test for goodwill impairment at any time during the year if there are indicators of impairment present. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, workforce rebalancing severance charges, goodwill impairment charge and significant or unusual lower of cost or market inventory adjustments.

We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 28, 2015, December 27, 2014 and March 29, 2014 each consisted of 13 weeks.

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

The following table provides a summary of net revenue and operating income (loss) by segment. All period results presented reflect these new reportable segments.

	Three Months Ended
	March 28, 2015	December 27, 2014	March 29, 2014
	(In millions)
Net revenue:
Computing and Graphics	$532	$662	$861
Enterprise, Embedded and Semi-Custom	498	577	536

Total net revenue	$1,030	$1,239	$1,397

Operating income (loss):
Computing and Graphics	$(75)	$(56)	$3
Enterprise, Embedded and Semi-Custom	45	109	85
All Other	(107)	(383)	(39)

Total operating income (loss)	$(137)	$(330)	$49

Computing and Graphics

Computing and Graphics net revenue of $532 million in the first quarter of 2015 decreased by 38%, compared to net revenue of $861 million in the first quarter of 2014, as a result of a 36% decrease in unit shipments. The decrease in unit shipments was primarily attributable to lower unit shipments of our microprocessor products for desktop PCs and chipsets and our channel GPU products due to challenging PC market conditions and our efforts to rebalance our channel inventory and our chipsets being integrated into our APU products. Average selling price was relatively flat in the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to an increase in average selling price of our microprocessors for notebook PCs, partially offset by a decrease in average selling price of our microprocessors for desktop PCs and chipsets and our GPU products. Average selling price of our microprocessors products increased primarily due to a favorable shift in our product mix of our microprocessors for notebook PCs. Average selling price of microprocessors for desktop PCs and chipsets and GPU products decreased primarily due to a shift in our product mix to lower end products.

Computing and Graphics net revenue of $532 million in the first quarter of 2015 decreased by 20%, compared to $662 million in the fourth quarter of 2014, as a result of a 19% decrease in unit shipments. Unit shipments of all categories of products decreased due to challenging PC market conditions and our chipsets being integrated into our APU products. Average selling price was relatively flat in the first quarter of 2015 compared to the fourth quarter of 2014, primarily attributable to an increase in average selling price of our GPU products, which was partially offset by a decrease in average selling price of our microprocessor products. Average selling price of our GPU products increased primarily due to a favorable shift in the product mix to higher end GPU products, especially for our channel GPU and professional graphics products. Average selling price of our microprocessor products decreased due to a shift in our product mix to lower end microprocessor products.

Computing and Graphics operating loss was $75 million in the first quarter of 2015 compared to operating income of $3 million in the first quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $196 million decrease in cost of sales, a $41 million decrease in research and development expenses and a $14 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first quarter of 2015 compared to the first quarter of 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Computing and Graphics operating loss was $75 million in the first quarter of 2015 compared to operating loss of $56 million in the fourth quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by an $88 million decrease in cost of sales, a $15 million decrease in marketing, general and administrative expenses and a $7 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in the first quarter of 2015 compared to the fourth quarter of 2014. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom

Enterprise, Embedded and Semi-Custom net revenue of $498 million in the first quarter of 2015 decreased by 7% compared to net revenue of $536 million in the first quarter of 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server products, a decrease in game console royalties and lower unit shipments of our dense server systems products.

Enterprise, Embedded and Semi-Custom net revenue of $498 million in the first quarter of 2015 decreased by 14% compared to net revenue of $577 million in the fourth quarter of 2014. The decrease was primarily due to a decrease in net revenue received in connection with seasonally lower unit shipments of our semi-custom SoC products, a decrease in game console royalties and a decrease in net revenue of our embedded products.

Enterprise, Embedded and Semi-Custom operating income was $45 million in the first quarter of 2015 compared to operating income of $85 million in the first quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $15 million increase in research and development expenses, partially offset by a $10 million decrease in cost of sales and a $3 million decrease in marketing, general and administrative expenses. The decrease in cost of sales was primarily due to a decrease in unit shipments of our server products in the first quarter of 2015 compared to the first quarter of 2014. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom operating income was $45 million in the first quarter of 2015 compared to operating income of $109 million in the fourth quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $13 million increase in research and development expenses, partially offset by a $30 million decrease in cost of sales. The decrease in cost of sales was primarily due to a decrease in unit shipments of our semi-custom SoC products in the first quarter of 2015 compared to the fourth quarter of 2014. Research and development expenses increased for the reasons set forth under “Expenses” below.

All Other

All Other operating loss of $107 million in the first quarter of 2015 included restructuring and other special charges, net of $87 million, stock-based compensation expense of $17 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $87 million included $75 million related to our decision to exit from the dense server systems business and $12 million related to our 2014 Restructuring Plan.

All Other operating loss of $39 million in the first quarter of 2014 included stock-based compensation expense of $23 million, $14 million related to workforce rebalancing severance charges and $3 million related to amortization of acquired intangible assets. In the first quarter of 2014, we incurred workforce rebalancing severance charges as part of our transformation and diversification strategy.

All Other operating loss of $383 million in the fourth quarter of 2014 included a goodwill impairment charge of $233 million, restructuring and other special charges, net of $71 million, lower of cost or market inventory adjustment of $58 million, stock-based compensation expense of $16 million and $4 million related to amortization of acquired intangible assets.

International Sales

International sales as a percentage of net revenue were 75% in the first quarter of 2015, 81% in the first quarter of 2014 and 80% in the fourth quarter of 2014. The decrease in international sales as a percentage of net revenue in the first quarter of 2015 compared to the first and fourth quarters of 2014 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.

We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 28, 2015	December 27, 2014	March 29, 2014
	(In millions except for percentages)
Cost of sales	$704	$879	$910
Gross margin	326	360	487
Gross margin percentage	32%	29%	35%
Research and development	242	238	279
Marketing, general and administrative	131	144	156
Amortization of acquired intangible assets	3	4	3
Restructuring and other special charges, net	87	71	—
Goodwill impairment charge	—	233	—
Interest income	—	1	1
Interest expense	(40)	(41)	(47)
Other income (expense), net	—	3	(21)
Provision (benefit) for income taxes	3	(3)	2

Gross Margin

Gross margin as a percentage of net revenue was 32% in the first quarter of 2015 compared to 35% in the first quarter of 2014. Gross margin in the first quarter of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment products which have lower average gross margins and a shift in our product mix to lower average gross margin products.

Gross margin as a percentage of net revenue was 32% in the first quarter of 2015 compared to 29% in the fourth quarter of 2014. Gross margin in the fourth quarter of 2014 included a $58 million charge from a lower of cost or market inventory adjustment, which accounted for five gross margin percentage points. Gross margin in the first quarter of 2015 was adversely impacted by a shift in our product mix to lower average gross margin products and lower game console royalties.

Expenses

Research and Development Expenses

Research and development expenses of $242 million in the first quarter of 2015 decreased by $37 million, or 13%, compared to $279 million in the first quarter of 2014. The decrease was primarily due to a $41 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $9 million decrease in the All Other category related to workforce rebalancing severance charges recorded in the first quarter of 2014, partially offset by a $15 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $36 million decrease in product engineering and design costs. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $15 million increase in product engineering and design costs.

Research and development expenses of $242 million in the first quarter of 2015 increased by 4 million, or 2%, compared to $238 million in the fourth quarter of 2014. The increase was primarily due to a $13 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment, partially offset by a $7 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $21 million decrease in product engineering and design costs, partially offset by a $14 million increase in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $10 million increase in product engineering and design costs and a $4 million increase in other employee compensation and benefit expenses.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $131 million in the first quarter of 2015 decreased by $25 million, or 16%, compared to $156 million in the first quarter of 2014. The decrease was primarily due to a $14 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, a $5 million decrease in the All Other category related to workforce rebalancing severance charges recorded in the first quarter of 2014 and a $4 million decrease in stock-based compensation recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to an $8 million decrease in sales and marketing activities and a $5 million decrease in other general and administrative expenses.

Marketing, general and administrative expenses of $131 million in the first quarter of 2015 decreased by $13 million, or 9%, compared to $144 million in the fourth quarter of 2014. The decrease was primarily due to a $15 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $20 million decrease in sales and marketing activities.

Restructuring and Other Special Charges, Net

2014 Restructuring Plan

In October 2014, we implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first quarter of 2015, we recorded a $12 million restructuring charge, which consisted of $5 million for severance and related benefits and $7 million for facilities related costs. We expect the plan to be largely completed by the end of the third quarter of 2015.

The following table provides a summary of the restructuring activities in the first quarter of 2015 and the related liabilities recorded in Accrued and other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of March 28, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 27, 2014	$26	$13	$39
Charges	5	7	12
Cash payments	(14)	(1)	(15)
Non-cash charges	—	(3)	(3)

Balance at March 28, 2015	$17	$16	$33

Dense Server Systems Business Exit

As a part of our strategy to simplify and sharpen our investment focus, we decided to exit the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result of our decision to exit this business, we recorded a charge of $75 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first quarter of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we have no current plans to utilize the related freedom fabric technology in any of our future products nor do we have any plans at this time to monetize the associated intellectual property. In addition, the exit charge consisted of a $6 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We expect to complete this exit activity within 12 months.

Interest Expense

Interest expense of $40 million in the first quarter of 2015 decreased by $7 million compared to $47 million in the first quarter of 2014, primarily due to the timing of the issuance of new debt and repurchase of other debt in the first quarter of 2014.

Interest expense of $40 million in the first quarter of 2015 was relatively flat compared to $41 million in the fourth quarter of 2014.

Other Income (Expense), Net

Other expense, net of zero in the first quarter of 2015 compared to $21 million of other expense, net in the first quarter of 2014 resulted primarily from a $15 million loss from debt repurchases made during the first quarter of 2014 and fluctuations of foreign currency exchange rates.

Other expense, net of zero in the first quarter of 2015 compared to $3 million of other income, net in the fourth quarter of 2014 was primarily due to a $3 million gain from debt repurchases made during the fourth quarter of 2014 and fluctuations of foreign currency exchange rates.

Income Taxes

In the first quarter of 2015, we recorded an income tax provision of $3 million due to foreign taxes in profitable locations.

In the first quarter of 2014, we recorded an income tax provision of $2 million due to foreign taxes in profitable locations.

As of March 28, 2015, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at March 28, 2015, in our estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits did not change during the first quarter of 2015. The total gross unrecognized tax benefits as of March 28, 2015 were $28 million. There were no material changes to accrued interest or penalties in the first quarter of 2015.

We currently expect to reduce our unrecognized tax benefits by approximately $7 million, primarily as a result of the potential settlement of tax audits with certain foreign tax authorities over the next 12 months. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended
	March 28, 2015	December 27, 2014	March 29, 2014
	(In millions)
Cost of sales	$1	$—	$1
Research and development	10	10	12
Marketing, general and administrative	6	6	10

Stock-based compensation expense, net of tax of $0	$17	$16	$23

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.

Stock-based compensation expense of $17 million in the first quarter of 2015 decreased by $6 million compared to $23 million in the first quarter of 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2014 Restructuring Plan.

Stock-based compensation expense of $17 million in the first quarter of 2015 remained relatively flat compared to $16 million in the fourth quarter of 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities consisted of money market funds, commercial paper and corporate bonds. As of March 28, 2015, our cash and cash equivalents and marketable securities of $906 million were lower compared to $1.0 billion as of December 27, 2014. The decrease was primarily due to lower sales and the timing of related collections, as well as the timing of debt interest payments made during the first quarter of 2015. During the first quarter of 2015, we also used $22 million for purchases of property, plant and equipment. The percentage of cash and cash equivalents and marketable securities held domestically increased from 89% as of December 27, 2014 to 92% as of March 28, 2015 as a result of the repatriation of cash from China.

Our debt and capital lease obligations as of March 28, 2015 were $2.3 billion compared to $2.2 billion as of December 27, 2014. During the first quarter of 2015, we received $58 million net proceeds from our Secured Revolving Line of Credit.

We believe our cash and cash equivalents and marketable securities balance along with the savings from our 2014 Restructuring Plan and our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe that in the event we decide to obtain external funding, we may be able to access the capital markets on terms and in amounts adequate to meet our objectives.

Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, as amended, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past adversely impacted, and may in the future adversely impact, our business. If market conditions deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.

Operating Activities

Net cash used in operating activities was $173 million and $204 million, respectively, in the first quarters of 2015 and 2014. The reduced cash outflow was primarily due to lower labor cost and other operational expenses as a result of restructuring and the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments for the fourth quarter of 2012, partially offset by decreased cash collections driven by lower sales in the first quarter of 2015 compared to the first quarter of 2014.

Investing Activities

Net cash used in investing activities was $15 million in the first quarter of 2015, which consisted of a cash outflow of $22 million for purchases of property, plant and equipment, partially offset by a net cash inflow of $7 million from purchases, sales and maturity of available-for-sale securities.

Net cash used in investing activities was $131 million in the first quarter of 2014, which consisted of a net cash outflow of $110 million from purchases, sales and maturity of available-for-sale securities and a cash outflow of $21 million for purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $60 million in the first quarter of 2015, primarily due to $58 million net proceeds from our Secured Revolving Line of Credit borrowings.

Net cash provided by financing activities was $20 million in the first quarter of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Senior Notes due 2019 (6.75% Notes) of $589 million, partially offset by payments to repurchase a portion of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) of $518 million and payments to repurchase a portion of our 8.125% Senior Notes due 2017 of $50 million.

During the first quarters of 2015 and 2014, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations

The following table summarizes our consolidated principal contractual obligations, as of March 28, 2015, and is supplemented by the discussion following the table:

	Payments due by period as of March 28, 2015
(In millions)	Total	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter
6.00% Notes	$42	$42	$—	$—	$—	$—	$—
6.75% Notes	600	—	—	—	—	600	—
7.75% Notes	450	—	—	—	—	—	450
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	188	188	—	—	—	—	—
Other long-term liabilities	50	—	16	31	2	—	1
Aggregate interest obligation (1)	1,000	113	148	148	148	126	317
Capital lease obligations (2)	11	5	5	1	—	—	—
Operating leases	288	36	42	41	39	24	106
Purchase obligations (3)	599	509	78	12	—	—	—
Obligations to GF (4)	1,022	952	70	—	—	—	—
Total contractual obligations (5)	$5,225	$1,845	$359	$233	$189	$750	$1,849

(1)

Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding capital lease obligations. Also excludes non-cash amortization of debt issuance costs.

(2)	Includes principal and imputed interest.
(3)

We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition, we have obligations for software technology and licenses where payments are fixed and non-cancelable which are also included in the table above.

(4)

Includes our purchase obligations to GF for wafer manufacturing and research and development activities. The obligation for fiscal 2016 of at least $70 million represents our purchases under the fifth amendment to the WSA during the first quarter of fiscal 2016. We negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material.

(5)	Total amount excludes contractual obligations already recorded on our condensed consolidated balance sheets except for debt obligations and other long-term liabilities.

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

As of March 28, 2015, the outstanding aggregate principal amount and remaining $42 million of aggregate principal amount of 6.00% Notes was recorded as short-term debt on the condensed consolidated balance sheet.

6.75% Senior Notes Due 2019

On February 26, 2014, we issued $600 million of our 6.75% Notes. Our 6.75% Notes are our general unsecured senior obligations. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. Our 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between us and Wells Fargo Bank, N.A., as trustee.

At any time before March 1, 2019, we may redeem some or all of our 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).

As of March 28, 2015, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.

7.75% Senior Notes Due 2020

On August 4, 2010, we issued $500 million of our 7.75% Senior Notes due 2020 (7.75% Notes). Our 7.75% Notes are our general unsecured senior obligations. Interest is payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. Our 7.75% Notes are governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between us and Wells Fargo Bank, N.A., as trustee.

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

As of March 28, 2015, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.

7.50% Senior Notes Due 2022

On August 15, 2012, we issued $500 million of our 7.50% Senior Notes due 2022 (7.50% Notes). Our 7.50% Notes are our general unsecured senior obligations. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. Our 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between us and Wells Fargo Bank, N.A., as trustee.

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

As of March 28, 2015, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.

7.00% Senior Notes Due 2024

On June 16, 2014, we issued $500 million of 7.00% Senior Notes due 2024 (7.00% Notes). The 7.00% Notes are our general unsecured senior obligations. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between us and Wells Fargo Bank, N.A., as trustee.

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

As of March 28, 2015, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.

Potential Repurchase of Outstanding Notes

We may elect to purchase or otherwise retire 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Secured Revolving Line of Credit

We and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014, for our Secured Revolving Line of Credit for a principal amount of up to $500 million, with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under our Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.

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

As of March 28, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $188 million, with an interest rate of 4.25%, $6 million related to outstanding letters of credit, and up to $306 million available for future borrowings. As of March 28, 2015, we were in compliance with all required covenants stated in the Loan Agreement.

On April 14, 2015, the Borrowers and ATI Technologies ULC (collectively, the Loan Parties) entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders and the Agent. The Amended and Restated Loan Agreement amended and restated the Loan Agreement.

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

Other Long-Term Liabilities

Other long-term liabilities in the contractual obligations table above primarily consists of $49 million of payments due under certain software and technology licenses that will be paid through 2018.

Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 28, 2015, primarily consisted of $16 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013. Accruals related to facility consolidation and site closure costs under our restructuring plans 2014 Restructuring Plan of $7 million and deferred rent related to our facilities in Sunnyvale, California of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $3 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.

Capital Lease Obligations

As of March 28, 2015, we had aggregate outstanding capital lease obligations of $11 million for one of our facilities in Canada, which is payable in monthly installments through 2017.

Operating Leases

We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 28, 2015 were $288 million, including $235 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, and Singapore.

Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of March 28, 2015, total non-cancelable purchase obligations were $599 million.

Obligations to GF

Obligations to GF include our purchase obligations to GF for wafer manufacturing and research and development activities. As of March 28, 2015, we currently estimate the remaining contractual obligations to GF will be $952 million through the end of the fiscal 2015 and at least $70 million during the first quarter of fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material.

Off-Balance Sheet Arrangements

As of March 28, 2015, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 27, 2014.

There have not been any material changes in market risk since December 27, 2014.

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

As of March 28, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal controls over financial reporting during our first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Action

On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs.

On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss.

Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuit

On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for our common stock during the period.

The shareholder derivative lawsuit is currently stayed.

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

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its original equipment manufacture (OEM) customers.

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

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its market position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel has introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks.

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

On April 16, 2014, we entered into a fifth amendment to the WSA with GF. The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of AMD’s microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to us during the 2015 calendar year. If our requirements are less than the number of wafers that we committed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations.

In addition, GF has relied on Mubadala Technology Investments LLC (Mubadala Tech) for its funding needs. If Mubadala Tech fails to adequately fund GF on a timely basis, or at all, GF’s ability to manufacture products for us could be materially adversely affected.

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

We cannot guarantee that these manufacturers or our other third-party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business.

We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.

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

Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries, including GF, are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships and reputation with our customers and materially adversely affect our business.

The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factors continue to shift from desktop PCs and notebooks to tablets. Historically, a significant portion of our Computing and Graphics revenue has been related to desktop PCs. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. Currently, a large portion of our business is focused on the consumer PC portions of the market, which has and continues to experience a decline driven by the adoption of smaller form factors and increased competition. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.

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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In the first quarter of 2015, Moody’s lowered our corporate credit rating to B3 from B2 and our senior unsecured debt rating to Caa1 from B2. Furthermore, in the first quarter of 2015, Standard & Poor’s lowered our corporate credit rating and our senior unsecured debt rating to B- from B. In addition, credit agency downgrades or concerns regarding our credit worthiness may impact relationships with our suppliers, who may limit our credit lines. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

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

In October 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with the reduced headcount. The Company expects the 2014 Restructuring Plan to be largely completed by the end of the third quarter of 2015. These restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other benefits from the 2014 Restructuring Plan. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.

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

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our secured revolving line of credit for a principal amount up to $500 million (our Secured Revolving Line of Credit), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Secured Revolving Line of Credit or borrow more funds on terms acceptable to us, if at all.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our total debt as of March 28, 2015 was $2.3 billion. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	place us at a competitive disadvantage compared to our competitors with relatively less debt; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) available cash is greater than the greater of 20% of the total commitment amount and $100 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

•

allow certain subsidiaries that manufacture or process inventory for us, AMD International Sales & Service, Ltd. or ATI Technologies ULC (collectively, the Loan Parties) to borrow secured debt or unsecured debt beyond a certain amount;

•

create any liens upon any of the Loan Parties’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit));

•	declare or make any distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date;

•	become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions; and

•	become party to certain agreements restricting the Loan Parties’ ability to enter into any non-arm’s-length transaction with an affiliate.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state-of-the-art visual experience), power consumption (including battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability.

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

Collectively, our top five customers accounted for approximately 69% of our net revenue in the first quarter of 2015. On a segment basis, during the first quarter of 2015, five customers accounted for approximately 62% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 92% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces its operations or its demand for our products, our business would be materially adversely affected.

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

A significant portion of our business is currently dependent upon the market for desktop PCs and notebooks. Form factors continue to shift from desktop PCs and notebooks to tablets. Historically, a significant portion of our Computing and Graphics revenue has been related to desktop PCs. Currently, a large portion of our business is focused on the consumer PC portions of the market, which has and continues to experience a decline driven by the adoption of smaller form factors and increased competition. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.

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

We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIBs to offer our competitors’ products. We are dependent on our distributors and AIBs to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIBs terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date, and to offer to repurchase all of our 6.00% Notes then outstanding at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of March 28, 2015, $188 million was outstanding under our Secured Revolving Line of Credit and $2.07 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling prices;

•	the cyclical nature of supply and demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products; and

•	excess inventory levels.

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

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate and cause significant damage to our business and reputation.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SoC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.

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

Products as complex as those we offer may contain defects or failures when first introduced or when new versions or enhancements to existing products are released. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in recognition or loss of revenue, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related property damage or personal injury and damage to our reputation in the industry and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our business.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 75% in the first quarter of 2015. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014 and March 20, 2014, complaints were filed against us seeking damages for alleged securities law violations, which are described in Note 9 of our unaudited condensed consolidated financial statements. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including claims in the January 15, 2014 and March 20, 2014 complaints filed against us, may result in the payment of damages that could be material to our business.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the ACA), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Although many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions have been implemented in our first quarter of fiscal 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

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

ADVANCED MICRO DEVICES, INC.

April 29, 2015	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal financial and accounting officer