Form 10-Q
period 2015-06-27
ADVANCED MICRO DEVICES INC
filed 2015-07-30
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 24, 2015: 779,177,660

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions, except per share amounts)
Net revenue	$942	$1,441	$1,972	$2,838
Cost of sales	710	943	1,414	1,853
Gross margin	232	498	558	985
Research and development	235	277	477	556
Marketing, general and administrative	134	154	265	310
Amortization of acquired intangible assets	—	4	3	7
Restructuring and other special charges, net	—	—	87	—
Operating income (loss)	(137)	63	(274)	112
Interest expense	(40)	(46)	(80)	(93)
Other expense, net	(3)	(49)	(3)	(69)
Loss before income taxes	(180)	(32)	(357)	(50)
Provision for income taxes	1	4	4	6
Net loss	$(181)	$(36)	$(361)	$(56)
Net loss per share
Basic	$(0.23)	$(0.05)	$(0.46)	$(0.07)
Diluted	$(0.23)	$(0.05)	$(0.46)	$(0.07)
Shares used in per share calculation:
Basic	778	764	778	762
Diluted	778	764	778	762
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Net loss	$(181)	$(36)	$(361)	$(56)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $0	3	3	(8)	—
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects of $0	4	1	8	3
Total other comprehensive income	7	4	—	3
Total comprehensive loss	$(174)	$(32)	$(361)	$(53)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2015	December 27, 2014*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$829	$805
Marketable securities	—	235
Accounts receivable, net of allowances of $0 and $0	687	818
Inventories, net	799	685
Prepayments to GLOBALFOUNDRIES	19	113
Prepaid expenses and other current assets	117	80
Total current assets	2,451	2,736
Property, plant and equipment, net	289	302
Acquisition related intangible assets, net	—	65
Goodwill	320	320
Other assets	321	344
Total assets	$3,381	$3,767
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$235	$177
Accounts payable	454	415
Payable to GLOBALFOUNDRIES	197	218
Accrued and other current liabilities	462	558
Deferred income on shipments to distributors	51	72
Total current liabilities	1,399	1,440
Long-term debt	2,034	2,035
Other long-term liabilities	89	105
Commitments and contingencies (See Note 9)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 27, 2015 and December 27, 2014; shares issued: 791 shares on June 27, 2015 and 788 shares on December 27, 2014; shares outstanding: 779 shares on June 27, 2015 and 776 shares on December 27, 2014	8	8
Additional paid-in capital	6,984	6,949
Treasury stock, at cost (12 shares on June 27, 2015 and December 27, 2014)	(121)	(119)
Accumulated deficit	(7,007)	(6,646)
Accumulated other comprehensive loss	(5)	(5)
Total stockholders’ equity (deficit)	(141)	187
Total liabilities and stockholders’ equity (deficit)	$3,381	$3,767

*	Amounts were derived from the December 27, 2014 audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
	(In millions)
Cash flows from operating activities:
Net loss	$(361)	$(56)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	106
Deferred income taxes	—	1
Stock-based compensation expense	34	44
Non-cash interest expense	6	9
Loss on debt redemptions	—	64
Restructuring and other special charges, net	72	—
Other	1	(5)
Changes in operating assets and liabilities:
Accounts receivable	129	(40)
Inventories	(117)	(76)
Prepayments to GLOBALFOUNDRIES	94	(67)
Prepaid expenses and other assets	(73)	(17)
Accounts payable, accrued liabilities and other	(86)	(126)
Payable to GLOBALFOUNDRIES	(21)	(69)
Net cash used in operating activities	(231)	(232)
Cash flows from investing activities:
Purchases of available-for-sale securities	(227)	(618)
Purchases of property, plant and equipment	(39)	(44)
Proceeds from maturities of available-for-sale securities	462	488
Net cash provided by (used in) investing activities	196	(174)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	2
Proceeds from borrowings, net	100	1,080
Net proceeds from grants	4	2
Repayments of long-term debt and capital lease obligations	(44)	(1,042)
Other	(2)	(2)
Net cash provided by financing activities	59	40
Net increase (decrease) in cash and cash equivalents	24	(366)
Cash and cash equivalents at beginning of period	805	869
Cash and cash equivalents at end of period	$829	$503
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended June 27, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 27, 2015 and June 28, 2014 each consisted of 13 weeks and 26 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Change to Prior Period Information. During the third quarter of 2014, the Company realigned its organizational structure. As a result of this organizational change, beginning in third quarter of 2014, the Company reports its financial statements based on the new segments described in Note 7 - Segment Reporting with no other impact on the Company’s condensed consolidated financial statements. All prior-period amounts have been adjusted retrospectively to reflect the Company's reportable segment changes.
Recently Issued Accounting Standards
Interest—Imputation of Interest. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company plans to adopt ASU 2015-03 in the first quarter of 2016, at which time the Company will reclassify approximately $30 million of debt issuance costs associated with the Company's long-term debt from other non-current assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.
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
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. In July 2015, FASB announced a decision to defer the effective date for this ASU. ASU 2014-09 will be effective for the Company in the first quarter of 2018 with early adoption permitted (for annual reporting periods beginning after December 15, 2016). The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined which approach it will apply.
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
Fifth Amendment to Wafer Supply Agreement. On April 16, 2015, the Company entered into a fifth amendment to the WSA. The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of the Company's microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to the Company during the 2015 calendar year.
The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 27, 2015 and June 28, 2014 were $246 million and $293 million, respectively. The Company's total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 27, 2015 and June 28, 2014 were $416 million and $553 million, respectively.
The Company currently estimates that its purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal 2015 and at least $75 million during the first quarter of fiscal 2016. The Company is not able to meaningfully quantify or estimate its future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but it expects that its future purchases from GF will continue to be material. The Company is currently in discussions with GF regarding the re-profiling of our wafer commitments under the fifth amendment to the WSA. The Company is unable to quantify the outcome of its negotiations with GF.
GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

NOTE 3. Supplemental Balance Sheet Information
Inventories

	June 27, 2015	December 27, 2014
	(In millions)
Raw materials	$33	$40
Work in process	515	431
Finished goods	251	214
Total inventories, net	$799	$685
Property, Plant and Equipment

	June 27, 2015	December 27, 2014
	(In millions)
Land and land improvements	2	4
Buildings and leasehold improvements	230	246
Equipment	1,407	1,416
Construction in progress	23	14
	1,662	1,680
Accumulated depreciation and amortization	(1,373)	(1,378)
Total property, plant and equipment, net	$289	$302
Other Assets

	June 27, 2015	December 27, 2014
	(In millions)
Software and technology licenses, net	$213	$219
Other	108	125
Total other assets	$321	$344
Accrued and Other Current Liabilities

	June 27, 2015	December 27, 2014
	(In millions)
Accrued compensation and benefits	$96	$139
Marketing programs and advertising expenses	107	141
Software and technology licenses payable	43	39
Other	216	239
Total accrued and other current liabilities	$462	$558

NOTE 4. Net Loss Per Share
Basic net loss per share is computed based on the weighted average number of shares outstanding.
Diluted net loss per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units.
The following table sets forth the components of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(181)	$(36)	$(361)	$(56)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	778	764	778	762
Net loss per share:
Basic	$(0.23)	$(0.05)	$(0.46)	$(0.07)
Diluted	$(0.23)	$(0.05)	$(0.46)	$(0.07)
Potential shares from stock options and restricted stock units totaling 51 million and 39 million were not included in the net loss per share calculations for the second quarters of 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
Potential shares from employee stock options and restricted stock units totaling 63 million and 45 million were not included in the net loss per share calculation for the six months ended June 27, 2015 and June 28, 2014, because their inclusion would have been anti-dilutive.
NOTE 5. Financial Instruments
Cash and Cash Equivalents and Marketable Securities
Cash and financial instruments measured and recorded at fair value on a recurring basis as of June 27, 2015 and December 27, 2014 are summarized below:

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
June 27, 2015
Cash	$352	$352
Level 1(1) (2)
Money market funds	$2	$2
Total level 1	$2	$2
Level 2(2) (3)
Commercial paper	475	475
Total level 2	475	475
Total	$829	$829

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 27, 2014
Cash	$391	$391	$—
Level 1(1) (2)
Money market funds	4	4	—
Total level 1	4	4	—
Level 2(2) (3)
Commercial paper	618	410	208
Corporate bonds	27	—	27
Total level 2	645	410	235
Total	$1,040	$805	$235

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and six months ended June 27, 2015 or the year ended December 27, 2014.

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

Available-for-sale securities held by the Company as of June 27, 2015 consisted of money market funds and commercial paper and as of December 27, 2014 also consisted of corporate bonds. The amortized cost of available-for-sale securities approximated the fair value for all periods presented.
In addition to those amounts presented above, as of June 27, 2015 and December 27, 2014, the Company had approximately $11 million and $10 million, respectively, of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, as of June 27, 2015 and December 27, 2014, the Company had approximately $16 million of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were also included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	June 27, 2015		December 27, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$230	$230	$172	$173
Long-term debt (excluding capital leases)	$2,025	$1,789	$2,025	$1,858
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

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income	$7	$5	$—	$4
Cost of sales	—	—	(1)	—
Research and development	(2)	(1)	(4)	(2)
Marketing, general and administrative	(2)	—	(3)	$(1)
Contracts not designated as hedging instruments
Other income (expense), net	$—	$1	$(1)	$—
The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
The following table shows the fair value amounts included in Prepaid expenses and other current assets should the foreign currency forward contracts be in a gain position or included in Accrued and other current liabilities should these contracts be in a loss position. As of June 27, 2015, the Company’s outstanding contracts were in a net loss position of $7 million. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	June 27, 2015	December 27, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(6)	$(6)
Contracts not designated as hedging instruments	$(1)	$(1)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of June 27, 2015 and December 27, 2014, the notional values of the Company’s outstanding foreign currency forward contracts were $218 million and $298 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
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
The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	June 27, 2015	December 27, 2014
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$6	$3
NOTE 6. Income Taxes
In the second quarter of 2015, the Company recorded an income tax provision of $1 million due principally to foreign taxes in profitable locations. For the six months ended June 27, 2015, the Company recorded an income tax provision of $4 million due to foreign taxes in profitable locations.
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
As of June 27, 2015, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of June 27, 2015, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of June 27, 2015 were $29 million. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of its tax audits is highly uncertain.
NOTE 7. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. In connection with the Company’s continued strategic transformation, effective July 1, 2014, the Company realigned its organizational structure. As a result of this organizational change, the Company has the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, engineering services and royalties.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net and workforce rebalancing severance charges.
The following table provides a summary of net revenue and operating income (loss) by segment. All period results presented reflect the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Net revenue:
Computing and Graphics	$379	$828	$911	$1,689
Enterprise, Embedded and Semi-Custom	563	613	1,061	1,149
Total net revenue	$942	$1,441	$1,972	$2,838
Operating income (loss):
Computing and Graphics	$(147)	$(6)	$(222)	$(3)
Enterprise, Embedded and Semi-Custom	27	97	72	182
All Other	(17)	(28)	(124)	(67)
Total operating income (loss)	$(137)	$63	$(274)	$112

NOTE 8. Stock-Based Incentive Compensation Plans
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Cost of sales	$1	$1	$2	$2
Research and development	10	11	20	23
Marketing, general and administrative	6	9	12	19
Stock-based compensation expense, net of tax of $0	$17	$21	$34	$44
For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock Options
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value employee stock options are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Expected volatility	54.86%	51.68%	54.43%	53.36%
Risk-free interest rate	1.15%	1.12%	1.21%	1.09%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.91 years	3.86 years	3.91 years	3.86 years
In the second quarters of 2015 and 2014, the Company granted 0.5 million and 0.1 million shares of employee stock options, respectively, with weighted average grant date fair value per share of $1.06 and $1.66, respectively. For the six months ended June 27, 2015 and June 28, 2014, the Company granted 0.7 million and 0.2 million employee stock options, respectively, with weighted average grant date fair values per share of $1.12 and 1.65, respectively.
Restricted Stock Units
In the second quarters of 2015 and 2014, the Company granted 4.1 million and 1.7 million restricted stock units, respectively, with weighted average grant date fair values per share of $2.46 and $4.00, respectively. For the six months ended June 27, 2015 and June 28, 2014, the Company granted 9.4 million and 2.2 million restricted stock units, respectively, with weighted average grant date fair values per share of $2.50 and $3.96, respectively.

NOTE 9. Commitments and Contingencies
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and AMD accelerated processing unit (APU) products that are commonly referred to as “processors in a box” and for certain server CPU products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or professional graphic products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Beginning balance	$21	$18	$19	$17
New warranties issued	6	8	14	16
Settlements	(6)	(10)	(15)	(19)
Changes in liability for pre-existing warranties, including expirations	(4)	3	(1)	5
Ending balance	$17	$19	$17	$19
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
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs.
On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. The discovery process has commenced.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuit
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for its common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
Both of the shareholder derivative lawsuits are currently stayed.
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
NOTE 10. Restructuring and Other Special Charges, Net
2014 Restructuring Plan
In October 2014, the Company implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the first six months ended June 27, 2015, the Company recorded an $11 million restructuring charge, which consisted of $4 million for severance and related benefits and $7 million for facilities related costs. The Company expects the plan to be largely completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities in the first six months of 2015 and the related liabilities recorded in Accrued and other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of June 27, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 27, 2014	$26	$13	$39
Charges	4	7	11
Cash payments	(19)	(4)	(23)
Non-cash charges	—	(3)	(3)
Balance as of June 27, 2015	$11	$13	$24
Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company decided to exit the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result of the Company’s decision to exit this business, the Company recorded a charge of $76 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first six months of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company has no current plans to utilize the related freedom fabric technology in any of its future products nor does it have any plans at this time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company expects to complete this exit activity by the end of the first quarter of 2016.
NOTE 11. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	June 27, 2015			June 28, 2014
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(13)	$(12)	$1	$(4)	$(3)
Unrealized gains (losses) arising during the period, net of tax	—	3	3	—	3	3
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax	—	4	4	—	1	1
Total other comprehensive income (loss)	—	7	7	—	4	4
Ending balance	$1	$(6)	$(5)	$1	$—	$1

	Six Months Ended
	June 27, 2015			June 28, 2014
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(6)	$(5)	$1	$(3)	$(2)
Unrealized gains (losses) arising during the period, net of tax	—	(8)	(8)	—	—	—
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax	—	8	8	—	3	3
Total other comprehensive income (loss)	—	—	—	—	3	3
Ending balance	$1	$(6)	$(5)	$1	$—	$1

NOTE 12. Secured Revolving Line of Credit
Loan and Security Agreement
The Company and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014, (the Loan Agreement) for a secured revolving line of credit for a principal amount of up to $500 million (the Secured Revolving Line of Credit), with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). The Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount of up to $500 million with up to $75 million available for issuance of letters of credit, which remained unchanged from the Loan Agreement. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.
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
Further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) is greater than the greater of 20% of the total commitment amount and $100 million. Such restrictions limit the Loan Parties’ ability to, among other things, create any liens upon any of the Loan Parties’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date or become a party to certain agreements restricting the Loan Parties’ ability to enter into any non arm’s-length transaction with an affiliate.
The Loan Parties are required to repurchase, redeem, defease, repay, create a segregated account for the repayment of, or request Agent to reserve a sufficient available amount under the Secured Revolving Line of Credit for the repayment of, all debt for borrowed money exceeding $50 million, by no later than 60 days prior to its maturity date (not including the Secured Revolving Line of Credit). Any reserved funds for this purpose would not be included in domestic cash calculations.
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
First Amendment to Amendment and Restated Loan and Security Agreement
On June 10, 2015, the Loan Parties entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment include the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.
At June 27, 2015 and December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 3.75% and 4.25%, respectively. At June 27, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $222 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of June 27, 2015, the Company was in compliance with all required covenants stated in the Loan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD's products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD's future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; AMD's ability to negotiate a re-profiling of its wafer purchase commitments with GF; the materiality of AMD's future purchases from GF; sales patterns of AMD's semi-custom System-on-Chip (SoC) products; AMD's ability to transform its business to attain revenue from high-growth markets; expected completion of its restructuring plan announced in October 2014 (the 2014 Restructuring Plan) and the expected completion of its exit from the dense server systems business; the level of international sales as compared to total sales; its ability to reduce the unrecognized tax benefits over the next 12 months; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD's cash and cash equivalents and marketable securities balances, the savings from the 2014 Restructuring Plan and the Secured Revolving Line of Credit will be sufficient to fund AMD's operations including capital expenditures over the next 12 months; AMD's ability to obtain sufficient external financing on favorable terms, or at all; its dependence on a small number of customers for a substantial part of its revenue; its hedging strategy; and its expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD's ability to compete effectively; AMD relies on GF to manufacture most of its microprocessor and APU products and certain of its GPU and semi-custom products. If GF is not able to satisfy AMD's manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD's business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD's products could negatively impact its financial results; the success of AMD's business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; AMD may not be able to successfully implement its business strategy to refocus its business to address markets beyond its core PC market to high-growth adjacent markets; the loss of a significant customer may have a material adverse effect on us; global economic uncertainty may adversely impact AMD's business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD's notes and its Secured Revolving Line of Credit for a principal amount up to $500 million (Secured Revolving Line of Credit) impose restrictions on AMD that may adversely affect its ability to operate its business; the markets in which AMD's products are sold are highly competitive; uncertainties involving the ordering and shipment of AMD's products could materially adversely affect it; the completion and impact of the 2014 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; AMD's receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; the demand for AMD's products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD's products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD's ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards and other computer platform components to support its business; if AMD loses Microsoft Corporations support for its products or other software vendors do not design and develop software to run on AMD's products, its ability to sell its products could be materially adversely affected; AMD may incur future impairments of goodwill; AMD's reliance on third-party distributors and AIB partners subjects it to certain risks; AMD's inability to continue to attract and retain qualified personnel may hinder its product development programs; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, its business in the future; AMD's business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD's intellectual property or other confidential, sensitive information and cause significant damage to its business, competitive position and reputation while subjecting it to potential litigation; AMD's operating results are subject to quarterly and seasonal sales patterns; if essential equipment or materials are not available to manufacture its products, AMD could be materially adversely affected; if AMD's products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; acquisitions could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of its common stock; AMD's worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD's products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD's inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD's business is subject to potential tax liabilities; a variety of environmental laws including conflict mineral rules that AMD is subject to could result in additional costs and liabilities; and higher health care costs and labor costs could adversely affect AMD's business.
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

AMD, the AMD Arrow logo, ATI, and the ATI logo and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Sony is a trademark of Sony Corporation. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
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
Overview
We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products and technology for game consoles.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and six months ended June 27, 2015 compared to the quarter ended March 28, 2015 and the quarter and six months ended June 28, 2014, an analysis of changes in our financial condition and a discussion of our contractual obligations.

The continued volatility in the consumer PC market contributed to a challenging quarter as we experienced reduced demand from our Original Equipment Manufacturers ("OEM") customers late in the second quarter of 2015. The demand for our products was adversely impacted because of a reluctance on the part of our OEM customers to build inventory in advance of the launch of Microsoft Windows®10, as OEMs worked through their existing Microsoft Windows®8 based inventory. The contrasting improvement in our Enterprise Embedded Semi-Custom segment, which saw an increase in revenue of 13% over the first quarter of 2015, was not enough to offset the impact of a weak consumer PC market and lower demand from OEMs. We largely completed our channel inventory corrective actions in the second quarter of 2015. We continue to monitor our expenses and are actively considering actions to better align our expenses with our near-term revenue profile. We anticipate restructuring charges associated with those actions, however, based on information presently available, we are unable to quantify the charges.
Net revenue in the second quarter of 2015 was $942 million, an 8% decrease compared to the first quarter of 2015 and a 35% decrease compared to the second quarter of 2014. Gross margin was also impacted by weak PC market conditions. Gross margin for the second quarter of 2015 was 25% compared to 32% in the first quarter of 2015, and 35% in the second quarter of 2014. Gross margin in the second quarter of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment products, which have lower average gross margins. In addition, gross margin in the second quarter of 2015 included a technology node transition charge of $33 million which accounted for three gross margin percentage points.
In the second quarter of 2015, we introduced several new products, secured multiple embedded-design wins across our target markets and continued to see strength in our semi-custom business. We continued to focus on our graphics technology leadership and modular SoC design capabilities. We disclosed details of our upcoming x86 processor core (codenamed “Zen”) for high-performance client and server computing. We also introduced the industry’s first graphics chip to combine die-stacked high-bandwidth memory (HBM) with the new AMD Radeon™ R9 Fury X GPU. We announced our 6th Generation AMD A-Series mobile processors (formerly codenamed "Carrizo") in a SoC design and introduced a desktop A-series processor, the AMD A 10-7870K APU designed to support best-in-class experience for eSports and online gaming.
Cash, cash equivalents and marketable securities as of June 27, 2015 were $829 million, a decrease of $77 million compared to March 28, 2015 driven by lower sales primarily related to the Computing and Graphics segment in the quarter. Our total debt level remained unchanged from first quarter of 2015 at $2.27 billion and included an additional $42 million draw on our Secured Revolving Line of Credit used to extinguish our 6.00% Convertible Senior Notes (6.00% Notes) that were due May 1, 2015.

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
Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 27, 2015 and June 28, 2014 were $246 million and $293 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 27, 2015 and June 28, 2014 were $416 million and $553 million, respectively.
We currently estimate that our purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal 2015 and at least $75 million during the first quarter of fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material. We are currently in discussions with GF regarding the re-profiling of our wafer commitments under the fifth amendment to the WSA. We are unable to quantify the outcome of our negotiations with GF.
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
Management believes there have been no significant changes during the quarter and six months ended June 27, 2015 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 27, 2014.
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
Results of Operations

Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. In connection with our continued strategic transformation, effective July 1, 2014, we realigned our organizational structure. As a result of this organizational change, we have the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete GPUs and professional graphics; and

•	the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, engineering services and royalties.
In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, workforce rebalancing severance charges.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 27, 2015 and June 28, 2014 each consisted of 13 weeks. The six months ended June 27, 2015 and June 28, 2014 each consisted of 26 weeks.
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

	Three Months Ended			Six Months Ended
	June 27, 2015	March 28, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Net revenue:
Computing and Graphics	$379	$532	$828	$911	$1,689
Enterprise, Embedded and Semi-Custom	563	498	613	1,061	1,149
Total net revenue	$942	$1,030	$1,441	$1,972	$2,838
Operating income (loss):
Computing and Graphics	$(147)	$(75)	$(6)	$(222)	$(3)
Enterprise, Embedded and Semi-Custom	27	45	97	72	182
All Other	(17)	(107)	(28)	(124)	(67)
Total operating income (loss)	$(137)	$(137)	$63	$(274)	$112

Computing and Graphics
Computing and Graphics net revenue of $379 million in the second quarter of 2015 decreased by 54%, compared to net revenue of $828 million in the second quarter of 2014, as a result of a 58% decrease in unit shipments, partially offset by a 10% increase in average selling price. The decrease in unit shipments of all categories of products was due to lower demand and lower unit shipments of our chipset products was due to our chipsets being integrated into our APU products.The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessors for notebook PCs and our GPU products due to a favorable shift in the product mix, partially offset by a decrease in average selling price of our microprocessors for desktop PCs due to challenging PC market conditions.
Computing and Graphics net revenue of $379 million in the second quarter of 2015 decreased by 29%, compared to net revenue of $532 million in the first quarter of 2015, as a result of a 31% decrease in unit shipments. Unit shipments of all categories of products decreased with the exception of professional graphics. The decrease in unit shipments was primarily due to lower demand from OEMs. Average selling price was slightly up in the second quarter of 2015 compared to the first quarter of 2015, primarily attributable to an increase in average selling price of our microprocessor products due to a richer product mix.
Computing and Graphics net revenue of $911 million in the first six months of 2015 decreased by 46%, compared to $1,689 million in the first six months of 2014, as a result of a 47% decrease in unit shipments, partially offset by a 5% increase in average selling price. The decrease in unit shipments of all categories of products was due to lower demand and lower unit shipments of our chipset products was due to our chipsets being integrated into our APU products.The increase in average selling price was primarily attributable to an increase in average selling price of our microprocessors for notebook PCs due to a favorable shift in our product mix, partially offset by a decrease in average selling price of our microprocessors for desktop PCs due to challenging PC market conditions and a decrease in average selling price of our GPU products due to a shift in our product mix.
Computing and Graphics operating loss was $147 million in the second quarter of 2015 compared to operating loss of $6 million in the second quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $252 million decrease in cost of sales, a $46 million decrease in research and development expenses and a $10 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the second quarter of 2015 compared to the second quarter of 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $147 million in the second quarter of 2015 compared to operating loss of $75 million in the first quarter of 2015. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $3 million increase in marketing, general and administrative expenses, partially offset by an $82 million decrease in cost of sales and a $4 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in the second quarter of 2015 compared to the first quarter of 2015. Marketing, general and administrative expenses increased and research and development expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $222 million in the first six months of 2015 compared to operating loss of $3 million in the first six months of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $448 million decrease in cost of sales, an $87 million decrease in research and development expenses and a $24 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first six months of 2015, compared to the first six months of 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $563 million in the second quarter of 2015 decreased by 8% compared to net revenue of $613 million in the second quarter of 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server products and a decrease in our non-recurring engineering revenue (NRE).
Enterprise, Embedded and Semi-Custom net revenue of $563 million in the second quarter of 2015 increased by 13% compared to net revenue of $498 million in the first quarter of 2015. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products, partially offset by a decrease in our NRE revenue.
Enterprise, Embedded and Semi-Custom net revenue of $1,061 million in the first six months of 2015 decreased by 8% compared to net revenue of $1,149 million in the first six months of 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server products and a decrease in our NRE revenue.
Enterprise, Embedded and Semi-Custom operating income was $27 million in the second quarter of 2015 compared to operating income of $97 million in the second quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, a $19 million increase in cost of sales and a $5 million increase in research and development expenses, partially offset by a $4 million decrease in marketing, general and administrative expenses. The increase in cost of sales was primarily due to a technology node transition charge of $33 million in the second quarter of 2015, partially offset by lower manufacturing cost due to lower sales. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom operating income was $27 million in the second quarter of 2015 compared to operating income of $45 million in the first quarter of 2015. The decline in operating results was primarily due to an $88 million increase in cost of sales, partially offset by an increase in net revenue referenced above and a $3 million decrease in research and development expenses. The increase in cost of sales was primarily due to a technology node transition charge of $33 million and higher unit shipments of our semi-custom SoC products in the second quarter of 2015. Research and development expenses for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $72 million in the first six months of 2015 compared to operating income of $182 million in the first six months of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, a $19 million increase in research and development expenses and a $9 million increase in cost of sales, partially offset by a $6 million decrease in marketing, general and administrative expenses. The increase in cost of sales was primarily due to a technology node transition charge of $33 million in the first six months of 2015, partially offset by a decrease in unit shipments of our server products in the first six months of 2015 compared to the first six months of 2014. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $17 million in the second quarter of 2015 included stock-based compensation expense of $17 million. All Other operating loss of $28 million in the second quarter of 2014 included stock-based compensation expense of $21 million, $4 million related to amortization of acquired intangible assets and $3 million related to other expenses.
All Other operating loss of $17 million in the second quarter of 2015 included stock-based compensation expense of $17 million. All Other operating loss of $107 million in the first quarter of 2015 included restructuring and other special charges, net of $87 million, stock-based compensation expense of $17 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $87 million included $75 million related to our decision to exit from the dense server systems business and $12 million related to our 2014 Restructuring Plan.
All Other operating loss of $124 million in the first six months of 2015 included restructuring and other special charges, net of $87 million, stock-based compensation expense of $34 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $87 million included $76 million related to our decision to exit from the dense server systems business and $11 million related to our 2014 Restructuring Plan. All Other operating loss of $67 million in the first six months of 2014 included stock-based compensation expense of $44 million, $14 million related to workforce rebalancing severance charges, $7 million related to amortization of acquired intangible assets and $3 million related to other expenses.
International Sales
International sales as a percentage of net revenue were 75% in the second quarter of 2015 and 82% in the second quarter of 2014. The decrease in international sales as a percentage of net revenue in the second quarter of 2015 compared to the second quarter of 2014 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.
International sales as a percentage of net revenue were 75% in the second and first quarters of 2015.
International sales as a percentage of net revenue were 75% in the first six months of 2015 and 81% in the first six months of 2014. The decrease in international sales as a percentage of net revenue in the first six months of 2015 compared to the first six months of 2014 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.
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

	Three Months Ended			Six Months Ended
	June 27, 2015	March 28, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions except for percentages)
Cost of sales	$710	$704	$943	$1,414	$1,853
Gross margin	232	326	498	558	985
Gross margin percentage	25%	32%	35%	28%	35%
Research and development	235	242	277	477	556
Marketing, general and administrative	134	131	154	265	310
Amortization of acquired intangible assets	—	3	4	3	7
Restructuring and other special charges, net	—	87	—	87	—
Interest expense	(40)	(40)	(46)	(80)	(93)
Other income (expense), net	(3)	—	(49)	(3)	(69)
Provision for income taxes	1	3	4	4	6
Gross Margin
Gross margin as a percentage of net revenue was 25% in the second quarter of 2015 compared to 35% in the second quarter of 2014. Gross margin in the second quarter of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment products, which have lower average gross margins, and a shift in our product mix to lower average gross margin products. Gross margin in the second quarter of 2015 was also adversely impacted by lower than anticipated Computing and Graphics segment sales primarily due to weaker than expected product demand. In addition, gross margin in the second quarter of 2015 included a technology node transition charge of $33 million, which accounted for three gross margin percentage points.
Gross margin as a percentage of net revenue was 25% in the second quarter of 2015 compared to 32% in the first quarter of 2015. Gross margin in the second quarter of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment products, which have lower average gross margins, and a shift in our product mix to lower average gross margin products. Gross margin in the second quarter of 2015 was also adversely impacted by lower than anticipated Computing and Graphics segment sales primarily due to weaker than expected OEM PC product demand. In addition, gross margin in the second quarter of 2015 included a technology node transition charge of $33 million, which accounted for three gross margin percentage points.
Gross margin as a percentage of net revenue was 28% in the first six months of 2015 compared to 35% in the first six months of 2014. Gross margin in the first six months of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment products, which have lower average gross margins, and a shift in our product mix to lower average gross margin products and lower game console royalties. Gross margin in the first six months of 2015 was also adversely impacted by lower than anticipated Computing and Graphics segment sales primarily due to weaker than expected product demand. In addition, gross margin in the first six months of 2015 included a technology node transition charge of $33 million, which accounted for two gross margin percentage points.
Expenses
Research and Development Expenses
Research and development expenses of $235 million in the second quarter of 2015 decreased by $42 million, or 15%, compared to $277 million in the second quarter of 2014. The decrease was primarily due to a $46 million decrease in research and development expenses attributable to our Computing and Graphics segment, partially offset by a $5 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $34 million decrease in product engineering and design costs and a $12 million decrease in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to an $8 million increase in product engineering and design costs, offset by a $3 million decrease in other employee compensation and benefit expenses.
Research and development expenses of $235 million in the second quarter of 2015 decreased by $7 million, or 3%, compared to $242 million in the first quarter of 2015. The decrease was primarily due to a $4 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $3 million decrease in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. The decrease in research and development expenses in our Computing and Graphics segment and our Enterprise, Embedded and Semi-Custom segment were primarily due to a decrease in product engineering and design costs.
Research and development expenses of $477 million in the first six months of 2015 decreased by $79 million, or 14%, compared to $556 million in the first six months of 2014. The decrease was primarily due to an $87 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $9 million decrease in the All Other category related to workforce rebalancing severance charges recorded in the first quarter of 2014, partially offset by a $19 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $72 million decrease in product engineering and design costs and a $15 million decrease in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $22 million increase in product engineering and design costs, offset by $3 million decrease in other employee compensation and benefit expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $134 million in the second quarter of 2015 decreased by $20 million, or 13%, compared to $154 million in the second quarter of 2014. The decrease was primarily due to a $10 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, a $4 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $3 million decrease in stock-based compensation recorded in the All Other category. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to an $8 million decrease in other general and administrative expenses and a $2 million decrease in sales and marketing activities. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $4 million decrease in other general and administrative expenses.
Marketing, general and administrative expenses of $134 million in the second quarter of 2015 decreased by $3 million, or 1%, compared to $131 million in the first quarter of 2015. The decrease was primarily due to a decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment as a result of a decrease in sales and marketing activities.
Marketing, general and administrative expenses of $265 million in the first six months of 2015 decreased by $45 million, or 15%, compared to $310 million in the first six months of 2014. The decrease was primarily due to a $24 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, a $6 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment, a $7 million decrease in stock-based compensation recorded in the All Other category and a $5 million decrease in the All Other category related to workforce rebalancing severance charges recorded in the first quarter of 2014. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $13 million decrease in other general and administrative expenses and an $11 million decrease in sales and marketing activities. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $7 million decrease in other general and administrative expenses.
Restructuring and Other Special Charges, Net
2014 Restructuring Plan
In October 2014, we implemented a restructuring plan designed to improve operating efficiencies. The plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first six months ended June 27, 2015, we recorded an $11 million restructuring charge, which consisted of $4 million for severance and related benefits and $7 million for facilities related costs. We expect the plan to be largely completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities in the first six months of 2015 and the related liabilities recorded in Accrued and other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of June 27, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 27, 2014	$26	$13	$39
Charges	4	7	11
Cash payments	(19)	(4)	(23)
Non-cash charges	—	(3)	(3)
Balance as of June 27, 2015	$11	$13	$24
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we decided to exit the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result of our decision to exit this business, we recorded a charge of $76 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first six months of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we have no current plans to utilize the related freedom fabric technology in any of our future products nor do we have any plans at this time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We expect to complete this exit activity by the end of the first quarter of 2016.
Interest Expense
Interest expense of $40 million in the second quarter of 2015 decreased by $6 million compared to $46 million in the second quarter of 2014, primarily due to the timing of the issuance of new debt and repurchase of other debt in the second quarter of 2014.
Interest expense of $40 million in the second quarter of 2015 was flat as compared to the first quarter of 2015.
Interest expense of $80 million in the first six months of 2015 decreased by $13 million compared to $93 million in the first six months of 2014, primarily due to the timing of the issuances of new debt and repurchases of other debt in the first half of 2014.
Other Expense, Net
Other expense, net of $3 million in the second quarter of 2015 decreased by $46 million compared to $49 million of other expense, net in the second quarter of 2014 resulted primarily from a $49 million loss from debt repurchases made during the second quarter of 2014.
Other expense, net of $3 million in the second quarter of 2015 was flat as compared to the first quarter of 2015
Other expense, net, of $3 million in the first six months of 2015 decreased by $66 million compared to $69 million of other expense, net, in the first six months of 2014, primarily as a result of a $64 million loss from debt repurchases during the first six months of 2014.
Income Taxes
In the second quarter of 2015, we recorded an income tax provision of $1 million due principally to foreign taxes in profitable locations. For the six months ended June 27, 2015, we recorded an income tax provision of $4 million due to foreign taxes in profitable locations.
In the second quarter of 2014, we recorded an income tax provision of $4 million consisting of $5 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits. For the six months ended June 28, 2014, we recorded an income tax provision of $6 million arising from $8 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits.
As of June 27, 2015, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at June 27, 2015, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of June 27, 2015 were $29 million. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits is highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended			Six Months Ended
	June 27, 2015	March 28, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In millions)
Cost of sales	$1	$1	$1	$2	$2
Research and development	10	10	11	20	23
Marketing, general and administrative	6	6	9	12	19
Stock-based compensation expense, net of tax of $0	$17	$17	$21	$34	$44
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $17 million in the second quarter of 2015 decreased by $4 million compared to $21 million in the second quarter of 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2014 Restructuring Plan.
Stock-based compensation expense of $17 million in the second quarter of 2015 remained flat as compared to the first quarter of 2015.
Stock-based compensation expense of $34 million in the first six months of 2015 decreased by $10 million compared to $44 million in the first six months of 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2014 Restructuring Plan.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities consisted of money market funds and commercial paper. As of June 27, 2015, our cash and cash equivalents and marketable securities of $829 million were lower compared to $1.0 billion as of December 27, 2014. The decrease was primarily due to lower sales and the timing of related collections, as well as the timing of accounts payable payments made during the second quarter of 2015. During the first six months of 2015, we used $39 million for purchases of property, plant and equipment. The percentage of cash and cash equivalents held domestically increased from 89% as of December 27, 2014 to 92% as of June 27, 2015, as a result of the repatriation of cash from China.
Our debt and capital lease obligations as of June 27, 2015 were $2.3 billion compared to $2.2 billion as of December 27, 2014. During the first six months of 2015, we received $100 million net proceeds from our Secured Revolving Line of Credit, of which $42 million was used to extinguish our 6.00% Notes.
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
Operating Activities
Net cash used in operating activities of $231 million in the first six months of 2015 was flat compared to $232 million in the first six months of 2014. The decrease in cash collections during the first six months of 2015, driven by lower sales compared to the first six months of 2014, was offset by lower labor cost and other operating expenses as a result of restructuring actions and the absence of the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments.
Investing Activities
Net cash provided by investing activities was $196 million in the first six months of 2015, which consisted of a net cash inflow of $235 million from maturities of available-for-sale securities, partially offset by a cash outflow of $39 million for purchases of property, plant and equipment.
Net cash used in investing activities was $174 million in the first six months of 2014, which consisted of a net cash outflow of $130 million from purchases and maturities of available for sale securities and a cash outflow of $44 million for purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $59 million in the first six months of 2015, primarily due to $100 million net proceeds from our Secured Revolving Line of Credit borrowings, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes of $42 million during the second quarter of 2015.
Net cash provided by financing activities was $40 million in the first six months of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million and our 7.00% Senior Notes due 2024 (7.00% Notes) of $491 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Senior Notes due 2017 and $2 million in payments for capital lease obligations.
During the first six months of 2015 and 2014, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of June 27, 2015, and is supplemented by the discussion following the table:

	Payments due by period as of June 27, 2015
(In millions)	Total	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter
6.75% Notes	600	—	—	—	—	600	—
7.75% Notes	450	—	—	—	—	—	450
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	230	230	—	—	—	—	—
Other long-term liabilities	54	—	16	32	4	—	2
Aggregate interest obligation (1)	962	75	148	148	148	126	317
Capital lease obligations (2)	8	2	5	1	—	—	—
Operating leases	287	24	47	46	42	24	104
Purchase obligations (3)	504	396	90	16	2	—	—
Obligations to GF (4)	777	702	75	—	—	—	—
Total contractual obligations (5)	$4,847	$1,429	$381	$243	$196	$750	$1,848

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

(4)
Includes our purchase obligations to GF for wafer manufacturing and research and development activities. The obligation for fiscal 2016 of at least $75 million represents our purchases under the fifth amendment to the WSA during the first quarter of fiscal 2016. We negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material.

(5)	Total amount excludes contractual obligations already recorded on our condensed consolidated balance sheets except for debt obligations and other long-term liabilities.

6.00% Convertible Senior Notes Due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of our 6.00% Notes. During the second quarter of 2015, we paid off the remaining $42 million in aggregate principal amount of our 6.00% Notes in cash. As of June 27, 2015, we did not have any 6.00% Notes outstanding.
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
As of June 27, 2015, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.
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
As of June 27, 2015, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.
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
As of June 27, 2015, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.

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
As of June 27, 2015, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
Secured Revolving Line of Credit
Loan and Security Agreement
AMD and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014, (the Loan Agreement) for a secured revolving line of credit for a principal amount of up to $500 million (the Secured Revolving Line of Credit), with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). The Secured Revolving Line of Credit matures on November 12, 2018. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount up to $500 million with up to $75 million available for issuance of letters of credit, which remained unchanged from the Loan Agreement. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.
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
The Amended and Restated Loan Agreement contains covenants that place certain restrictions on the Loan Parties’ ability to, among other things, allow certain of AMD’s subsidiaries that manufacture or process inventory for the Loan Parties to borrow secured debt or unsecured debt beyond a certain amount, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Loan Parties’ accounts or inventory other than certain ordinary-course transfers, make certain changes to any Loan Party’s name or form or state of organization without notifying the Agent, liquidate, dissolve, merge, amalgamate, combine or consolidate, or become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements.
Further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) is greater than the greater of 20% of the total commitment amount and $100 million. Such restrictions limit the Loan Parties’ ability to, among other things, create any liens upon any of the Loan Parties’ property (other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit), declare or make any distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date or become a party to certain agreements restricting the Loan Parties’ ability to enter into any non-arm’s-length transaction with an affiliate.
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
First Amendment to Amendment and Restated Loan and Security Agreement
On June 10, 2015, the Loan Parties entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment include the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.
As of June 27, 2015 and December 27, 2014, our Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 3.75% and 4.25%, respectively. At June 27, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $222 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of June 27, 2015, we were in compliance with all required covenants stated in the Loan Agreement.
The agreements governing our 6.75% Notes, 7.75% Notes, 7.50% Notes, 7.00% Notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consists of $52 million of payments due under certain software and technology licenses that will be paid through 2018.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of June 27, 2015, primarily consisted of $15 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2008 and in Singapore in 2013. Accruals related to facility consolidation and site closure costs under our restructuring plans of $6 million and deferred rent related to our facilities in Sunnyvale, California of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $4 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Capital Lease Obligations
As of June 27, 2015, we had aggregate outstanding capital lease obligations of $8 million for one of our facilities in Canada, which is payable in monthly installments through 2017.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2025. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 27, 2015 were $287 million, including $222 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, and Singapore.

Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of June 27, 2015, total non-cancelable purchase obligations were $504 million.
Obligations to GF
Obligations to GF included our purchase obligations to GF for wafer manufacturing and research and development activities. As of June 27, 2015, we currently estimate the remaining contractual obligations to GF will be $702 million through the end of the fiscal 2015 and at least $75 million during the first quarter of fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material. We are currently in discussions with GF regarding the re-profiling of our wafer commitments under the fifth amendment to the WSA.  We are unable to quantify the outcome of our negotiations with GF.
Off-Balance Sheet Arrangements
As of June 27, 2015, we had no off-balance sheet arrangements.

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
As of June 27, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the “Hatamian Lawsuit”) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs.
On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. The discovery process has commenced.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuit
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
Both of the shareholder derivative lawsuits are currently stayed.
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

On April 16, 2015, we entered into a fifth amendment to the WSA with GF. The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of AMD’s microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to us during the 2015 calendar year. If our requirements are less than the number of wafers that we committed to purchase, we could have excess inventory or higher inventory unit costs, both of which will adversely impact our gross margin and our results of operations. We are currently in discussions with GF regarding the re-profiling of our wafer commitments under the fifth amendment to the WSA.  We are unable to quantify the outcome of our negotiations with GF. The outcome of such negotiations is uncertain and could have a material adverse effect on our business and financial results.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factor devices continue to shift from desktop PCs and notebooks to smaller form factor devices. A large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have and continue to experience a decline driven by the adoption of smaller form factors and increased competition. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.
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
We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In July 2015, Moody’s lowered our corporate credit rating to Caa1 from B3 and our senior unsecured debt rating to Caa2 from Caa1. Furthermore, in the first quarter of 2015, Standard & Poor's lowered our corporate credit rating and our senior unsecured debt rating to B- from B.
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
Moreover, our business strategy is dependent on creating products that anticipate customer requirements and emerging industry trends. For example, our product roadmap includes a new x86 processor core codenamed "Zen" to help drive our re-entry into high-performance and server computing. We cannot assure you that our new strategic direction, including our efforts to address markets beyond our core PC market and our efforts to create ARM-based products, will result in innovative products and technologies that provide value to our customers. In addition, we may be entering markets where current and new competitors may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.
The loss of a significant customer may have a material adverse effect on us.
Collectively, our top five customers accounted for approximately 68% of our net revenue in the second quarter of 2015. On a segment basis, during the second quarter of 2015, five customers accounted for approximately 48% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 95% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
Our total debt as of June 27, 2015 was $2.27 billion. Our substantial indebtedness may:

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
Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the First Amended and Restated Loan Agreement) available cash is greater than the greater of 20% of the total commitment amount and $100 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

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

•	declare or make any distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date;

•	become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions; and

•	become party to certain agreements restricting the Loan Parties' ability to enter into any non-arm’s-length transaction with an affiliate.
The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.75% Notes, 7.50% Notes, 7.00% Notes, 6.75% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

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
The completion and impact of the 2014 Restructuring Plan, our transformation initiatives and any future restructuring actions could adversely affect us.
In October 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with the reduced headcount.The Company expects the 2014 Restructuring Plan to be largely completed by the end of the third quarter of 2015. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other benefits from the 2014 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.
Any transformation intiatives or future restructuring actions we undertake may fail to achieve the anticipated results and may materially adversely affect our business and financial results.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have and continue to experience a decline driven by the adoption of smaller form factors and increased competition. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support our business.
We depend on third-party companies for the design, manufacture and supply of motherboards, software (e.g. BIOS, operating systems) and other components that our customers utilize to support our microprocessor, GPU and APU offerings. We also rely on AIBs to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, software and other components decrease their support for our product offerings, our business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of June 27, 2015, $230 million was outstanding under our Secured Revolving Line of Credit and $2.0 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, form factor devices continue to shift from desktop PCs and notebooks to smaller form factor devices. A large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have and continue to experience a decline driven by the adoption of smaller form factors and increased competition.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

•
We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information. We anticipate an increase in costs related to:

•	implementing new data security procedures, including costs related to upgrading computer and network security;

•	training workers to maintain and monitor our security measures;

•	remediating any data security breach and addressing the related litigation; and

•	mitigating reputational harm.
We often partner with third-party providers for certain worker services and we may provide certain limited worker information to such third parties based on the scope of the services provided to us. However, if these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our workers’ data may be improperly accessed, used or disclosed. A breach of data privacy is likely to cause significant disruption of our business operations. Failure to adequately maintain and update our security systems could materially adversely affect our operations and our ability to maintain worker confidence. Failure to prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition, our competitive position and operating results.
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

If essential equipment, materials or manufacturing processes are not available to manufacture our products, we could be materially adversely affected.
We purchase equipment and materials for our internal back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.
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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 75% in the second quarter of 2015. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, and April 27, 2015, complaints were filed against us seeking damages for alleged securities law violations, which are described in Note 9 of our unaudited condensed consolidated financial statements. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including claims in the January 15, 2014, March 20, 2014, and April 27, 2015 complaints filed against us, may result in the payment of damages that could be material to our business.
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
We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, income tax provision and net income in the period or periods for which that determination is made.

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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission ("SEC") adopted disclosure and reporting requirements for companies who use “conflict” minerals that originate from the Democratic Republic of Congo or adjoining countries. We will likely incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

Higher health care costs and labor costs could adversely affect our business.
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the ACA), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Although many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions have been implemented in our first quarter of fiscal year 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*10.1	Fifth Amendment to the Wafer Supply Agreement among Advanced Micro Devices, Inc., and GLOBALFOUNDRIES Inc. dated as of April 16, 2015.
10.2
First Amendment to Amended and Restated Loan and Security Agreement dated as of June 10, 2015, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A.

**10.3	Offer Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated April 17, 2015.
**10.4	Sign-on Bonus Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated May 27, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the SEC.

**	Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

July 30, 2015	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President and Chief Financial Officer Signing on behalf of the Registrant and as the Principal Financial and Accounting Officer