Form 10-Q
period 2015-09-26
ADVANCED MICRO DEVICES INC
filed 2015-11-03
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2015: 790,189,438

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions, except per share amounts)
Net revenue	$1,061	$1,429	$3,033	$4,267
Cost of sales	822	935	2,236	2,788
Gross margin	239	494	797	1,479
Research and development	241	278	718	834
Marketing, general and administrative	108	150	373	460
Amortization of acquired intangible assets	—	3	3	10
Restructuring and other special charges, net	48	—	135	—
Operating income (loss)	(158)	63	(432)	175
Interest expense	(39)	(43)	(119)	(136)
Other expense, net	—	(1)	(3)	(70)
Income (loss) before income taxes	(197)	19	(554)	(31)
Provision for income taxes	—	2	4	8
Net income (loss)	$(197)	$17	$(558)	$(39)
Net income (loss) per share
Basic	$(0.25)	$0.02	$(0.72)	$(0.05)
Diluted	$(0.25)	$0.02	$(0.72)	$(0.05)
Shares used in per share calculation:
Basic	785	770	780	765
Diluted	785	785	780	765
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Net income (loss)	$(197)	$17	$(558)	$(39)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax effect of $0	(3)	—	(3)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $0	(13)	(3)	(21)	(3)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of $0	6	1	14	4
Total other comprehensive income (loss)	(10)	(2)	(10)	1
Total comprehensive income (loss)	$(207)	$15	$(568)	$(38)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2015	December 27, 2014*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$755	$805
Marketable securities	—	235
Accounts receivable, net of allowances of $0 and $0	648	818
Inventories, net	761	685
Prepayments to GLOBALFOUNDRIES	20	113
Prepaid expenses	63	32
Other current assets	219	48
Total current assets	2,466	2,736
Property, plant and equipment, net	194	302
Acquisition related intangible assets, net	—	65
Goodwill	283	320
Other assets	286	344
Total assets	$3,229	$3,767
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$230	$177
Accounts payable	388	415
Payable to GLOBALFOUNDRIES	226	218
Accrued liabilities	408	518
Other current liabilities	137	40
Deferred income on shipments to distributors	60	72
Total current liabilities	1,449	1,440
Long-term debt	2,030	2,035
Other long-term liabilities	86	105
Commitments and contingencies (See Note 9)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 26, 2015 and December 27, 2014; shares issued: 803 shares on September 26, 2015 and 788 shares on December 27, 2014; shares outstanding: 790 shares on September 26, 2015 and 776 shares on December 27, 2014	8	8
Additional paid-in capital	6,997	6,949
Treasury stock, at cost (13 shares on September 26, 2015 and 12 shares on December 27, 2014)	(122)	(119)
Accumulated deficit	(7,204)	(6,646)
Accumulated other comprehensive loss	(15)	(5)
Total stockholders’ equity (deficit)	(336)	187
Total liabilities and stockholders’ equity (deficit)	$3,229	$3,767

*	Amounts were derived from the December 27, 2014 audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(In millions)
Cash flows from operating activities:
Net loss	$(558)	$(39)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	155
Stock-based compensation expense	47	65
Non-cash interest expense	8	11
Loss on debt redemptions	—	64
Restructuring and other special charges, net	83	—
Other	7	(9)
Changes in operating assets and liabilities:
Accounts receivable	164	(144)
Inventories	(93)	(14)
Prepayments to GLOBALFOUNDRIES	97	—
Prepaid expenses and other assets	(113)	(156)
Accounts payable, accrued liabilities and other	(74)	(100)
Payable to GLOBALFOUNDRIES	9	(47)
Net cash used in operating activities	(290)	(214)
Cash flows from investing activities:
Purchases of available-for-sale securities	(227)	(646)
Purchases of property, plant and equipment	(64)	(73)
Proceeds from maturities of available-for-sale securities	462	664
Proceeds from sale of property, plant and equipment	8	—
Net cash provided by (used in) investing activities	179	(55)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	4
Proceeds from borrowings, net	100	1,080
Net proceeds from grants	8	5
Repayments of long-term debt and capital lease obligations	(44)	(1,043)
Other	(4)	(6)
Net cash provided by financing activities	61	40
Net decrease in cash and cash equivalents	(50)	(229)
Cash and cash equivalents at beginning of period	805	869
Cash and cash equivalents at end of period	$755	$640
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended September 26, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 26, 2015 and September 27, 2014 each consisted of 13 weeks and 39 weeks, respectively.
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
Recently Issued Accounting Standards
Inventory. In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements.
Interest—Imputation of Interest. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company plans to adopt ASU 2015-03 in the first quarter of 2016, at which time the Company will reclassify approximately $30 million of debt issuance costs associated with the Company's long-term debt from other non-current assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.
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
The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 26, 2015 and September 27, 2014 were $288 million and $290 million, respectively. The Company's total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 26, 2015 and September 27, 2014 were $704 million and $843 million, respectively.
The Company estimates that its purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal year 2015 and at least $106 million during the first quarter of fiscal year 2016. The Company is not able to meaningfully quantify or estimate its future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but it expects that its future purchases from GF will continue to be material. The Company is currently in discussions with GF regarding the re-profiling of its wafer purchase commitments under the fifth amendment to the WSA. The Company is unable to quantify the outcome of its negotiations with GF.
GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

NOTE 3. Supplemental Balance Sheet Information
Inventories

	September 26, 2015	December 27, 2014
	(In millions)
Raw materials	$20	$40
Work in process	461	431
Finished goods	280	214
Total inventories, net	$761	$685
Other Current Assets

	September 26, 2015	December 27, 2014
	(In millions)
Assets held-for-sale	$156	$—
Other current assets	63	48
Total other current assets	$219	$48
Property, Plant and Equipment

	September 26, 2015	December 27, 2014
	(In millions)
Land and land improvements	$1	$4
Buildings and leasehold improvements	178	246
Equipment	1,349	1,416
Construction in progress	21	14
Property, plant and equipment, gross	1,549	1,680
Accumulated depreciation and amortization	(1,355)	(1,378)
Total property, plant and equipment, net	$194	$302
Other Assets

	September 26, 2015	December 27, 2014
	(In millions)
Software and technology licenses, net	$197	$219
Other	89	125
Total other assets	$286	$344
Accrued Liabilities

	September 26, 2015	December 27, 2014
	(In millions)
Accrued compensation and benefits	$99	$139
Marketing programs and advertising expenses	103	141
Software and technology licenses payable	48	39
Other	158	199
Total accrued liabilities	$408	$518

Other Current Liabilities

	September 26, 2015	December 27, 2014
	(In millions)
Liabilities related to assets held-for-sale	$81	$—
Other current liabilities	56	40
Total other current liabilities	$137	$40
NOTE 4. Net Income (Loss) Per Share
Basic net loss per share is computed based on the weighted average number of shares outstanding.
Diluted net loss per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units.
The following table sets forth the components of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$(197)	$17	$(558)	$(39)
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	785	770	780	765
Effect of potentially dilutive shares:
Employee stock options, restricted stock and restricted stock units	—	15	—	—
Denominator for diluted net income (loss) per share	785	785	780	765
Net income (loss) per share:
Basic	$(0.25)	$0.02	$(0.72)	$(0.05)
Diluted	$(0.25)	$0.02	$(0.72)	$(0.05)
Potential shares from stock options and restricted stock units totaling 64 million and 28 million were not included in the net income (loss) per share calculations for the third quarters of 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
Potential shares from employee stock options and restricted stock units totaling 61 million and 46 million were not included in the net loss per share calculation for the nine months ended September 26, 2015 and September 27, 2014, because their inclusion would have been anti-dilutive.
NOTE 5. Financial Instruments
Cash and Cash Equivalents and Marketable Securities
Cash and financial instruments measured and recorded at fair value on a recurring basis as of September 26, 2015 and December 27, 2014 are summarized below:

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
September 26, 2015
Cash	$370	$370
Level 2(2) (3)
Commercial paper	385	385
Total level 2	385	385
Total	$755	$755

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 27, 2014
Cash	$391	$391	$—
Level 1(1) (2)
Money market funds	4	4	—
Total level 1	4	4	—
Level 2(2) (3)
Commercial paper	618	410	208
Corporate bonds	27	—	27
Total level 2	645	410	235
Total	$1,040	$805	$235

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and nine months ended September 26, 2015 or the year ended December 27, 2014.

(3)
The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of September 26, 2015 consisted of commercial paper and as of December 27, 2014 also consisted of money market funds and corporate bonds. The amortized cost of available-for-sale securities approximated the fair value for all periods presented.
In addition to those amounts presented above, as of September 26, 2015 and December 27, 2014, the Company had approximately $1 million and $10 million, respectively, of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other assets on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, as of September 26, 2015 and December 27, 2014, the Company had approximately $15 million and $16 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were also included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	September 26, 2015		December 27, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$230	$230	$172	$173
Long-term debt (excluding capital leases)	$2,025	$1,341	$2,025	$1,858
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

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(7)	$(2)	$(7)	$1
Cost of sales	(1)	—	(2)	—
Research and development	(3)	—	(7)	(2)
Marketing, general and administrative	(2)	(1)	(5)	$(2)
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$(2)	$(3)	$(2)
The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. As of September 26, 2015, the Company’s outstanding contracts were in a net loss position of $15 million. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	September 26, 2015	December 27, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(13)	$(6)
Contracts not designated as hedging instruments	$(2)	$(1)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of September 26, 2015 and December 27, 2014, the notional values of the Company’s outstanding foreign currency forward contracts were $197 million and $298 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.

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
The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	September 26, 2015	December 27, 2014
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$5	$3

NOTE 6. Income Taxes
In the third quarter of 2015, the Company did not record any income tax provision. For the nine months ended September 26, 2015, the Company recorded an income tax provision of $4 million due to foreign taxes in profitable locations.
In the third quarter of 2014, the Company recorded an income tax provision of $2 million, due principally to foreign taxes in profitable locations. For the nine months ended September 27, 2014, the Company recorded an income tax provision of $8 million arising from $9 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits.
As of September 26, 2015, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of September 26, 2015, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of September 26, 2015 were $27 million. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. The Company is currently undergoing a tax audit in a foreign jurisdiction and has recently commenced settlement discussions with the tax authority. Based on information and events that arose after September 26, 2015, the total potential amount related to this matter is approximately $17 million including penalties and interest, which would be due upon the completion of the settlement process with the tax authority. The settlement, resolution or closure of its tax audits is highly uncertain.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Net revenue:
Computing and Graphics	$424	$781	$1,335	$2,470
Enterprise, Embedded and Semi-Custom	637	648	1,698	1,797
Total net revenue	$1,061	$1,429	$3,033	$4,267
Operating income (loss):
Computing and Graphics	$(181)	$(17)	$(403)	$(20)
Enterprise, Embedded and Semi-Custom	84	108	156	290
All Other	(61)	(28)	(185)	(95)
Total operating income (loss)	$(158)	$63	$(432)	$175

NOTE 8. Stock-Based Incentive Compensation Plans
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Cost of sales	$—	$1	$2	$3
Research and development	7	11	27	34
Marketing, general and administrative	6	9	18	28
Stock-based compensation expense, net of tax of $0	$13	$21	$47	$65
For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock Options
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expected volatility	71.71%	51.94%	60.19%	52.88%
Risk-free interest rate	1.32%	1.16%	1.24%	1.11%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.91 years	3.86 years	3.91 years	3.86 years
In the third quarters of 2015 and 2014, the Company granted 5.2 million and 5.6 million shares of employee stock options, respectively, with weighted average grant date fair value per share of $0.94 and $1.59, respectively. For the nine months ended September 26, 2015 and September 27, 2014, the Company granted 5.9 million and 5.7 million employee stock options, respectively, with weighted average grant date fair values per share of $0.96 and 1.59, respectively.
Restricted Stock Units
In the third quarter of 2015, the Company granted 25.0 million restricted stock units including 3.3 million of performance-based restricted stock units (PRSUs) with market conditions referenced below and in the third quarter of 2014, the Company granted 17.7 million restricted stock units including 2.9 million PRSUs, with weighted average grant date fair values per share of $1.79 and $4.12, respectively. For the nine months ended September 26, 2015, the Company granted 33.9 million restricted stock units including 3.3 million PRSUs with market conditions referenced below and 0.8 million PRSUs, with weighted average grant date fair values per share of $1.96. For the nine months ended September 27, 2014, the Company granted 19.9 million restricted stock units including 3.7 million PRSUs, with weighted average grant date fair values per share of $4.11.
Performance-based Restricted Stock Units with Market Conditions
During the third quarter of 2015, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s senior executives. The number of shares that may be earned is based on three-year compounded annual growth rate milestones related to the Company’s closing stock price that may be attained within the three-year performance period, with the potential payout levels of shares at 50%, 100%, 200% and 250% of the target number of shares granted. Any shares earned pursuant to the attainment of a performance level shall vest 50% upon the compensation committee certification of the attainment of the performance level (provided, however, that no shares may be earned or vest prior to the first anniversary of the grant date) and the remaining 50% shall vest at the end of the Performance Period, subject to the recipient’s continuous employment or service through each such vesting date.
The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of September 26, 2015, there were 3.3 million market-based restricted stock units with the potential payout level at 100% with a grant date fair value per share of $1.44.
NOTE 9. Commitments and Contingencies
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and AMD accelerated processing unit (APU) products that are commonly referred to as “processors in a box” and for certain server CPU products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or professional graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Beginning balance	$17	$19	$19	$17
New warranties issued	7	6	21	22
Settlements	(5)	(9)	(20)	(28)
Changes in liability for pre-existing warranties, including expirations	(4)	3	(5)	8
Ending balance	$15	$19	$15	$19
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
On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. The discovery process is ongoing. On September 4, 2015, plaintiffs filed their motion for class certification. A court-ordered mediation is scheduled for January 2016.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for its common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890. The Wessels and Hamilton shareholder derivative lawsuits are currently stayed.
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the shareholder vote on the Company’s 2015 proxy.
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
NOTE 10. Restructuring and Other Special Charges, Net
2015 Restructuring Plan
On September 26, 2015, the Company implemented a restructuring plan (2015 Restructuring Plan) focused on the Company's ongoing efforts to simplify its business and align resources with its long term strategy.
The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5%. The 2015 Restructuring Plan includes organizational actions such as outsourcing certain IT services and application development. The 2015 Restructuring Plan also anticipates a charge for the consolidation of certain real estate facilities. The Company recorded a $41 million restructuring charge in the third quarter of 2015, of which approximately $31 million is related to severance and benefit costs, approximately $1 million to facilities related consolidation charges and approximately $9 million of intangible asset related charges associated with the impairment of certain software licenses that have ongoing payment obligations. The Company expects the 2015 Restructuring Plan will likely result in total cash payments of approximately $26 million and $15 million in the fiscal years 2015 and 2016, respectively. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of fiscal year 2016.
The following table provides a summary of the restructuring activities in the third quarter of 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of September 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of June 27, 2015	$—	$—	$—
Charges	31	10	41
Cash payments	(3)	—	(3)
Non-cash charges	—	(9)	(9)
Balance as of September 26, 2015	$28	$1	$29
2014 Restructuring Plan
In October 2014, the Company implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the nine months ended September 26, 2015, the Company recorded an $18 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $4 million for severance, and related benefits and $9 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities in the first nine months of 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of September 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 27, 2014	$26	$13	$39
Charges	4	14	18
Cash payments	(22)	(5)	(27)
Non-cash charges	—	(5)	(5)
Balance as of September 26, 2015	$8	$17	$25
Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $76 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first nine months ended September 26, 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company expects to complete this exit activity by the end of the first quarter of 2016.
NOTE 11. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	September 26, 2015			September 27, 2014
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(6)	$(5)	$1	$—	$1
Unrealized gains (losses) arising during the period, net of tax	(3)	(13)	(16)	—	(3)	(3)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax	—	6	6	—	1	1
Total other comprehensive income (loss)	(3)	(7)	(10)	—	(2)	(2)
Ending balance	$(2)	$(13)	$(15)	$1	$(2)	$(1)

	Nine Months Ended
	September 26, 2015			September 27, 2014
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(6)	$(5)	$1	$(3)	$(2)
Unrealized gains (losses) arising during the period, net of tax	(3)	(21)	(24)	—	(3)	(3)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax	—	14	14	—	4	4
Total other comprehensive income (loss)	(3)	(7)	(10)	—	1	1
Ending balance	$(2)	$(13)	$(15)	$1	$(2)	$(1)

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
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties), amended and restated the Loan Agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
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
First Amendment to Amendment and Restated Loan and Security Agreement
On June 10, 2015, the Loan Parties entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment include the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.
At September 26, 2015 and December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 3.75% and 4.25%, respectively. At September 26, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $151 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 26, 2015, the Company was in compliance with all required covenants stated in the Loan Agreement.

NOTE 13. Subsequent Events
Equity Interest Purchase Agreement
On October 15, 2015, the Company entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which the Company will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd. a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company) and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company) and, together with the Chinese Target Company, (the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and the Company estimates it will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while the Company’s subsidiaries (the Company Shareholders) will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to the Company. The Company plans to account for its investment in the JVs under the equity method of accounting.
The Equity Interest Purchase Agreement also has related agreements including: (i) with respect to the Malaysian Target Company, a Shareholders’ Agreement, and with respect to the Chinese Target Company, a Joint Venture Contract governing the joint venture relationships from and after the Closing, (ii) an IP License Agreement, (iii) a Manufacturing Services Agreement, (iv) a Transition Services Agreement, and (v) a Trademark License Agreement.
The transaction is expected to close in the first half of 2016, pending all regulatory and other approvals.
As a result of the decision to form the above JVs, the balance sheet as of September 26, 2015 reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. The Company reclassified $156 million to other current assets and $81 million to other current liabilities. Asset balances reclassified into other current assets are primarily comprised of property, plant, and equipment of $89 million, preliminary goodwill allocation of $37 million and inventory of $14 million. Liability balances reclassified into other current liabilities are primarily comprised of accounts payable of $74 million. The balances included in the final gain/(loss) calculation, at closing, are likely to be different due to normal operational activities occurring through the closing date, as well as the final goodwill allocation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD's products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD's future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; AMD's ability to negotiate a re-profiling of its wafer purchase commitments with GF; the materiality of AMD's future purchases from GF; sales patterns of AMD's semi-custom System-on-Chip (SoC) products; expected completion of its restructuring plan announced in October 2015 (the 2015 Restructuring Plan) and the anticipated cash payments and savings from the 2015 Restructuring Plan; the expected completion of AMD's exit from the dense server systems business; statements regarding the proposed joint ventures (the JVs) between AMD and Nantong Fujitsu Microelectronics, Co., Ltd., including the JVs' expected future performance (including expected results of operations and financial guidance); benefits from the proposed transaction; the JVs' future financial condition, operating results, strategy and plans; statements about regulatory and other approvals; the closing date for the proposed transaction; the level of international sales as compared to total sales; that other unrecognized tax benefits will not materially change in the next 12 months; the total estimated amount related to settlement discussions with a foreign tax authority; that AMD's cash and cash equivalents and marketable securities balances, the savings from our restructuring plans and the Secured Revolving Line of Credit will be sufficient to fund AMD's operations including capital expenditures over the next 12 months; AMD's ability to obtain sufficient external financing on favorable terms, or at all; its dependence on a small number of customers for a substantial part of its revenue; its hedging strategy; and its expenditures related to environmental compliance and conflict minerals disclosure requirements. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD's ability to compete effectively; AMD relies on GF to manufacture most of its microprocessor and APU products and certain of its GPU and semi-custom products. If GF is not able to satisfy AMD's manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD's business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD's products could negatively impact its financial results; the success of AMD's business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on us; global economic uncertainty may adversely impact AMD's business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD's notes and its secured revolving line of credit (Secured Revolving Line of Credit) impose restrictions on AMD that may adversely affect its ability to operate its business; the completion and impact of the 2015 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; the markets in which AMD's products are sold are highly competitive; uncertainties involving the ordering and shipment of AMD's products could materially adversely affect it; AMD's receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; the demand for AMD's products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD's products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD's ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards and other computer platform components to support its business; if AMD loses Microsoft Corporations support for its products or other software vendors do not design and develop software to run on AMD's products, its ability to sell its products could be materially adversely affected; AMD may incur future impairments of goodwill; AMD's reliance on third-party distributors and AIB partners subjects it to certain risks; AMD's inability to continue to attract and retain qualified personnel may hinder its product development programs; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, its business in the future; AMD's business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD's intellectual property or other confidential, sensitive information be costly to remediate and cause significant damage to its business and reputation; AMD's operating results are subject to quarterly and seasonal sales patterns; if essential equipment or materials are not available to manufacture its products, AMD could be materially adversely affected; if AMD's products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of its common stock; AMD's worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD's products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD's inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD's business is subject to potential tax liabilities; a variety of environmental laws that AMD is subject to could result in additional costs and liabilities; and higher health care costs and labor costs could adversely affect AMD's business.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 44 and “Financial Condition” beginning on page 34 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and nine months ended September 26, 2015 compared to the quarter ended June 27, 2015 and the quarter and nine months ended September 27, 2014, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the third quarter of 2015 was $1.06 billion, a 13% increase compared to the second quarter of 2015, and a 26% decrease compared to the third quarter of 2014. The quarter-over-quarter increase was due to a 13% increase in Enterprise, Embedded and Semi-Custom segment net revenue and a 12% increase in Computing and Graphics segment net revenue. The increase in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by seasonally higher sales of our semi-custom SoCs. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of GPUs and desktop processors. Gross margin, as a percentage of net revenue, for the third quarter of 2015 was 23%, a 2 percentage point decrease compared to the second quarter of 2015. Gross margin in the third quarter of 2015 was adversely impacted by an inventory write-down of $65 million primarily consisting of older-generation APUs.

Cash and cash equivalents at the end of the third quarter of 2015 were $755 million, compared to $829 million as of the end of the second quarter of 2015. Total debt as of the end of the third quarter of 2015 was $2.26 billion, flat from the prior quarter.

During the third quarter of 2015, we continued to execute our product roadmap and delivered new products. In July 2015, we introduced the A8-7670K APU, the newest addition to our A-Series line of desktop processors. We designed the A8-7670K APU to support Windows® 10, mainstream workloads and online gaming. We also expanded our AMD FirePro™ server GPU family by introducing the world’s first server GPU, the AMD FirePro S9170, designed for high performance compute (HPC) environments. The AMD FirePro S9170 is based on second-generation AMD Graphics Core Next (GCN) GPU architecture, a unified scalable GPU optimized for graphics and compute. In August 2015, we introduced the AMD Radeon® R9 Nano, a small-form-factor mini-ITX enthusiast graphics card designed to deliver energy efficiency and performance for ultra-high resolutions, improved virtual reality experiences and smoother gameplay.

As part of our ongoing efforts to simplify our business and align resources with our long term strategy, we implemented a restructuring plan (2015 Restructuring Plan) in the third quarter of 2015. The 2015 Restructuring Plan provides for a workforce reduction of approximately 5% of our global workforce, organizational actions such as outsourcing IT services and application development and consolidation of certain real estate facilities. We realized operational savings, primarily in operating expenses, of approximately $2 million in the third quarter of 2015. We expect to realize operational savings, primarily in operating expenses, of approximately $7 million in the fourth quarter of fiscal year 2015 and approximately $58 million in fiscal year 2016. We recorded a restructuring and asset impairment charge of approximately $48 million in the third quarter of 2015, comprised of approximately $41 million related to the 2015 Restructuring Plan and approximately $7 million related to our 2014 Restructuring Plan. The majority of the restructuring charge related to the 2015 Restructuring Plan consists of severance and benefits costs.

Further to our strategic plan, in October 2015, we entered into a definitive agreement to form a joint venture with Nantong Fujitsu Microelectronics Co., Ltd. (NFME). We agreed to sell to NFME 85% of our interest in each of our Assembly, Test, Mark and Pack (ATMP) manufacturing subsidiaries located in Penang, Malaysia and Suzhou, China forming two joint ventures, which will provide us with ATMP services. We will retain a 15% ownership in each of the two joint ventures. As consideration for the transaction we expect to receive approximately $371 million from NFME with net proceeds of $320 million, net of taxes and other charges at the closing of the transaction. The transaction is expected to close in the first half of 2016, pending successful completion of regulatory approvals.
As a result of the decision to form the above JVs, the balance sheet as of September 26, 2015 reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. We reclassified $156 million to other current assets and $81 million to other current liabilities.

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
Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 26, 2015 and September 27, 2014 were $288 million and $290 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 26, 2015 and September 27, 2014 were $704 million and $843 million, respectively.
We estimate that our purchase obligations to GF for wafer manufacturing and research and development activities will be approximately $1.1 billion in fiscal year 2015 and at least $106 million during the first quarter of fiscal year 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material. We are currently in discussions with GF regarding the re-profiling of our wafer purchase commitments under the fifth amendment to the WSA. We are unable to quantify the outcome of our negotiations with GF.
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
Management believes there have been no significant changes during the quarter and nine months ended September 26, 2015 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 27, 2014.
We will perform an annual goodwill impairment analysis as of the first day of the fourth quarter of 2015 pursuant to our accounting policy. However, we will also test for goodwill impairment at any time during the year if there are indicators of impairment present. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 26, 2015 and September 27, 2014 each consisted of 13 weeks. The nine months ended September 26, 2015 and September 27, 2014 each consisted of 39 weeks.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended			Nine Months Ended
	September 26, 2015	June 27, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Net revenue:
Computing and Graphics	$424	$379	$781	$1,335	$2,470
Enterprise, Embedded and Semi-Custom	637	563	648	1,698	1,797
Total net revenue	$1,061	$942	$1,429	$3,033	$4,267
Operating income (loss):
Computing and Graphics	$(181)	$(147)	$(17)	$(403)	$(20)
Enterprise, Embedded and Semi-Custom	84	27	108	156	290
All Other	(61)	(17)	(28)	(185)	(95)
Total operating income (loss)	$(158)	$(137)	$63	$(432)	$175

Computing and Graphics
Computing and Graphics net revenue of $424 million in the third quarter of 2015 decreased by 46%, compared to net revenue of $781 million in the third quarter of 2014, as a result of a 47% decrease in unit shipments. Average selling price remained flat. The decrease in unit shipments was primarily attributable to lower unit shipments of our desktop and notebook microprocessor products and chipset products due to lower demand.
Computing and Graphics net revenue of $424 million in the third quarter of 2015 increased by 12%, compared to net revenue of $379 million in the second quarter of 2015, as a result of a 16% increase in unit shipments, partially offset by 4% decrease in average selling price. The increase in unit shipments was primarily attributable to higher unit shipment of our GPU products and microprocessor products. Average selling price decreased primarily attributable to a decrease in average selling price of our notebook microprocessor products and our GPU desktop products, partially offset by increase in average selling price of our add-in board (AIB) products.

Computing and Graphics net revenue of $1,335 million in the first nine months of 2015 decreased by 46%, compared to $2,470 million in the first nine months of 2014, as a result of a 47% decrease in unit shipments, partially offset by a 3% increase in average selling price. The decrease in unit shipments of all categories of products was due to lower demand and lower unit shipments of our chipset products due to our chipsets being integrated into our APU products. The increase in average selling price was primarily attributable to an increase in average selling price of our notebook microprocessor products and our GPU products due to a favorable shift in our product mix, partially offset by a decrease in average selling price of our chipset products.
Computing and Graphics operating loss was $181 million in the third quarter of 2015 compared to operating loss of $17 million in the third quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $136 million decrease in cost of sales, a $29 million decrease in marketing, general and administrative expenses and a $28 million decrease in research and development expenses. Cost of sales decreased primarily due to lower unit shipments in the third quarter of 2015 compared to the third quarter of 2014, partially offset by an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $181 million in the third quarter of 2015 compared to operating loss of $147 million in the second quarter of 2015. The decline in operating results was primarily due to an $87 million increase in cost of sales and a $12 million increase in research and development expenses, partially offset by the increase in net revenue referenced above and a $21 million decrease in marketing, general and administrative expenses. Cost of sales increased primarily due to higher unit shipments in the third quarter of 2015 compared to the second quarter of 2015 and an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products. Marketing, general and administrative expenses decreased and research and development expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $403 million in the first nine months of 2015 compared to operating loss of $20 million in the first nine months of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $584 million decrease in cost of sales, a $115 million decrease in research and development expenses and a $53 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in the first nine months of 2015, compared to the first nine months of 2014, partially offset by an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $637 million in the third quarter of 2015 decreased by 2% compared to net revenue of $648 million in the third quarter of 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our embedded and server products and a decrease in our non-recurring engineering (NRE) revenue, partially offset by an increase in net revenue received from higher unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom net revenue of $637 million in the third quarter of 2015 increased by 13% compared to net revenue of $563 million in the second quarter of 2015. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom net revenue of $1,698 million in the first nine months of 2015 decreased by 6% compared to net revenue of $1,797 million in the first nine months of 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server and embedded products, NRE revenue, game console royalties and net revenue from our dense server system products as we exited our dense server systems business, partially offset by a seasonal increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom operating income was $84 million in the third quarter of 2015 compared to operating income of $108 million in the third quarter of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $25 million increase in cost of sales, partially offset by an $8 million decrease in marketing, general and administrative expenses and a $5 million decrease in research and development expenses. The increase in cost of sales was primarily due to an inventory write-down of $13 million primarily related to certain units which will not be sold, partially offset by lower manufacturing cost due to lower sales. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom operating income was $84 million in the third quarter of 2015 compared to operating income of $27 million in the second quarter of 2015. The improvement in operating results was primarily due to an increase in net revenue referenced above, a $4 million decrease in marketing, general and administrative expenses and a $3 million decrease in research and development expenses, partially offset by a $25 million increase in cost of sales. The increase in cost of sales was primarily due to an inventory write-down of $13 million primarily related to certain units which will not be sold and higher unit shipments of our semi-custom SoC products in the third quarter of 2015, partially offset by the absence of a technology node transition charge of $33 million in the second quarter of 2015. Marketing, general and administrative expenses and research and development expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $156 million in the first nine months of 2015 compared to operating income of $290 million in the first nine months of 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, a $34 million increase in cost of sales and a $16 million increase in research and development expenses, partially offset by a $15 million decrease in marketing, general and administrative expenses. The increase in cost of sales was primarily due to a technology node transition charge of $33 million and an inventory write-down of $13 million primarily related to certain units which will not be sold in the first nine months of 2015, partially offset by a decrease in unit shipments of our server products in the first nine months of 2015 compared to the first nine months of 2014. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $61 million in the third quarter of 2015 included restructuring and other special charges, net of $48 million and stock-based compensation expense of $13 million. All Other operating loss of $28 million in the third quarter of 2014 included stock-based compensation expense of $21 million, $4 million related to other expenses and $3 million related to amortization of acquired intangible assets. All Other operating loss of $17 million in the second quarter of 2015 included stock-based compensation expense of $17 million.
All Other operating loss of $185 million in the first nine months of 2015 included restructuring and other special charges, net of $135 million, stock-based compensation expense of $47 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $135 million included $76 million related to our decision to exit from the dense server systems business, $41 million related to our 2015 Restructuring Plan and $18 million related to our 2014 Restructuring Plan. All Other operating loss of $95 million in the first nine months of 2014 included stock-based compensation expense of $65 million, $14 million related to workforce rebalancing severance charges, $10 million related to amortization of acquired intangible assets and $6 million related to other expenses.
International Sales
International sales as a percentage of net revenue were 75% in the third quarter of 2015 and 82% in the third quarter of 2014. The decrease in international sales as a percentage of net revenue in the third quarter of 2015 compared to the third quarter of 2014 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.
International sales as a percentage of net revenue were 75% in the third and second quarters of 2015.
International sales as a percentage of net revenue were 75% in the first nine months of 2015 and 82% in the first nine months of 2014. The decrease in international sales as a percentage of net revenue in the first nine months of 2015 compared to the first nine months of 2014 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.
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

	Three Months Ended			Nine Months Ended
	September 26, 2015	June 27, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions except for percentages)
Cost of sales	$822	$710	$935	$2,236	$2,788
Gross margin	239	232	494	797	1,479
Gross margin percentage	23%	25%	35%	26%	35%
Research and development	241	235	278	718	834
Marketing, general and administrative	108	134	150	373	460
Amortization of acquired intangible assets	—	—	3	3	10
Restructuring and other special charges, net	48	—	—	135	—
Interest expense	(39)	(40)	(43)	(119)	(136)
Other income (expense), net	—	(3)	(1)	(3)	(70)
Provision for income taxes	—	1	2	4	8
Gross Margin
Gross margin as a percentage of net revenue was 23% in the third quarter of 2015 compared to 35% in the third quarter of 2014. Gross margin in the third quarter of 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs. The impact of the write-down accounted for six gross margin percentage points. Gross margin in the third quarter of 2015 was also adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment, which has lower average gross margins.
Gross margin as a percentage of net revenue was 23% in the third quarter of 2015 compared to 25% in the second quarter of 2015. Gross margin in the third quarter of 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs. The impact of the write-down accounted for six gross margin percentage points. Gross margin in the third quarter of 2015 was adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment, which has lower average gross margin. In addition, gross margin in the second quarter of 2015 included a technology node transition charge of $33 million, which accounted for three gross margin percentage points.
Gross margin as a percentage of net revenue was 26% in the first nine months of 2015 compared to 35% in the first nine months of 2014. Gross margin in the first nine months of 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the write-down accounted for two gross margin percentage points and the technology node transition charge accounted for one gross margin percentage point. Gross margin in the first nine months of 2015 was also adversely impacted by a higher proportion of revenue from our Enterprise, Embedded and Semi-Custom segment, which has lower average gross margin than our Computing and Graphics segment and lower game console royalties.
Expenses
Research and Development Expenses
Research and development expenses of $241 million in the third quarter of 2015 decreased by $37 million, or 13%, compared to $278 million in the third quarter of 2014. The decrease was primarily due to a $28 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $6 million decrease attributable to the All Other category primarily due to $5 million decrease in stock-based compensation and other employee compensation expenses. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $23 million decrease in product engineering and design costs and a $5 million decrease in other employee compensation and benefit expenses.
Research and development expenses of $241 million in the third quarter of 2015 increased by $6 million, or 3%, compared to $235 million in the second quarter of 2015. The increase was primarily due to a $12 million increase in research and development expenses attributable to our Computing and Graphics segment, partially offset by a $3 million decrease in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. The increase in research and development expenses in our Computing and Graphics segment was primarily due to an increase in product engineering and design costs. The decrease in research and development expenses in our Enterprise, Embedded and Semi-Custom segment was primarily due to a decrease in product engineering and design costs.

Research and development expenses of $718 million in the first nine months of 2015 decreased by $116 million, or 14%, compared to $834 million in the first nine months of 2014. The decrease was primarily due to a $115 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $17 million decrease in the All Other category, primarily due to a $9 million workforce rebalancing severance charges recorded in the first nine months of 2014 and $6 million decrease in stock compensation expenses, partially offset by a $16 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $95 million decrease in product engineering and design costs and a $20 million decrease in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $21 million increase in product engineering and design costs, offset by a $5 million decrease in other employee compensation and benefit expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $108 million in the third quarter of 2015 decreased by $42 million, or 28%, compared to $150 million in the third quarter of 2014. The decrease was primarily due to a $29 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment and an $8 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $19 million decrease in sales and marketing activities and a $10 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $6 million decrease in other general and administrative expenses.
Marketing, general and administrative expenses of $108 million in the third quarter of 2015 decreased by $26 million, or 19%, compared to $134 million in the second quarter of 2015. The decrease was primarily due to a decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment as a result of a decrease in sales and marketing activities.
Marketing, general and administrative expenses of $373 million in the first nine months of 2015 decreased by $87 million, or 19%, compared to $460 million in the first nine months of 2014. The decrease was primarily due to a $53 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, a $19 million decrease in the All Other category, primarily due to a $10 million decrease in stock-based compensation expenses and a $5 million decrease related to workforce rebalancing severance charges recorded in the first nine months of 2014 and a $15 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $30 million decrease in sales and marketing activities and a $23 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $13 million decrease in other general and administrative expenses.
Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In September 2015, we implemented a restructuring plan focused on our ongoing efforts to simplify our business and align resources with our long term strategy.
The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5%. The 2015 Restructuring Plan includes organizational actions such as outsourcing certain IT services and application development. The 2015 Restructuring Plan also anticipates a charge for the consolidation of certain real estate facilities. We recorded a $41 million restructuring charge in the third quarter of 2015, of which approximately $31 million is related to severance and benefit costs, approximately $1 million to facilities related consolidation charges and approximately $9 million of intangible asset related charges associated with the impairment of certain software licenses that have ongoing payment obligations. We expect the 2015 Restructuring Plan will likely result in total cash payments of approximately $26 million and $15 million in the fiscal years 2015 and 2016, respectively.
The savings from the 2015 Restructuring Plan are anticipated to be approximately $2 million and $7 million in the third and fourth quarters of fiscal year 2015, respectively. We anticipate savings of approximately $58 million in fiscal year 2016. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of fiscal year 2016.

The following table provides a summary of the restructuring activities in the third quarter of 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of September 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of June 27, 2015	$—	$—	$—
Charges	31	10	41
Cash payments	(3)	—	(3)
Non-cash charges	—	(9)	(9)
Balance as of September 26, 2015	$28	$1	$29
2014 Restructuring Plan
In October 2014, we implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first nine months ended September 26, 2015, we recorded an $18 million restructuring charge, which consisted of $4 million for severance and related benefits, $5 million non-cash charge related to asset impairments, and $9 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities in the first nine months of 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of September 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance at December 27, 2014	$26	$13	$39
Charges	4	14	18
Cash payments	(22)	(5)	(27)
Non-cash charges	—	(5)	(5)
Balance as of September 26, 2015	$8	$17	$25
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $76 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first nine months of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We expect to complete this exit activity by the end of the first quarter of 2016.

Interest Expense
Interest expense of $39 million in the third quarter of 2015 decreased by $4 million compared to $43 million in the third quarter of 2014, primarily due to the repurchases of other debt in the fourth quarter of 2014 and the payoff of the remaining principal amount of the 6.00% Convertible Senior Notes due 2015 (6.00% Notes) during the second quarter of 2015.
Interest expense of $39 million in the third quarter of 2015 was flat as compared to the second quarter of 2015.

Interest expense of $119 million in the first nine months of 2015 decreased by $17 million compared to $136 million in the first nine months of 2014, primarily due to the timing of the issuances of new debt and repurchases of other debt in 2014.
Other Expense, Net
Other expense, net of $0 in the third quarter of 2015 was relatively flat as compared to both the third quarter of 2014 and the second quarter of 2015.
Other expense, net, of $3 million in the first nine months of 2015 decreased by $67 million compared to $70 million of other expense, net, in the first nine months of 2014, primarily as a result of a $64 million loss from debt repurchases during the first nine months of 2014.
Income Taxes
In the third quarter of 2015, we did not record any income tax provision. For the nine months ended September 26, 2015, we recorded an income tax provision of $4 million due to foreign taxes in profitable locations.
In the third quarter of 2014, we recorded an income tax provision of $2 million due principally to foreign taxes in profitable locations. For the nine months ended September 27, 2014, we recorded an income tax provision of $8 million arising from $9 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits arising from other comprehensive income and Canadian tax credits.
As of September 26, 2015, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at September 26, 2015, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of September 26, 2015 were $27 million. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. We are currently undergoing a tax audit in a foreign jurisdiction and have recently commenced settlement discussions with the tax authority. Based on information and events that arose after September 26, 2015, the total potential amount related to this matter is approximately $17 million including penalties and interest, which would be due upon the completion of the settlement process with the tax authority. The settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended			Nine Months Ended
	September 26, 2015	June 27, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In millions)
Cost of sales	$—	$1	$1	$2	$3
Research and development	7	10	11	27	34
Marketing, general and administrative	6	6	9	18	28
Stock-based compensation expense, net of tax of $0	$13	$17	$21	$47	$65
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $13 million in the third quarter of 2015 decreased by $8 million compared to $21 million in the third quarter of 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2015 and 2014 Restructuring Plans.
Stock-based compensation expense of $13 million in the third quarter of 2015 decreased by $4 million compared to the second quarter of 2015. The decrease was primarily due to a lower weighted average grant date fair value, the departure of one of our executives and the effect of the 2015 Restructuring Plan.
Stock-based compensation expense of $47 million in the first nine months of 2015 decreased by $18 million compared to $65 million in the first nine months of 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2015 and 2014 Restructuring Plans.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities consisted of money market funds and commercial paper. As of September 26, 2015, our cash and cash equivalents and marketable securities of $755 million were lower compared to $1.0 billion as of December 27, 2014. The decrease was primarily due to lower sales and the timing of related collections, the timing of accounts payable payments made and the debt interest payments of $145 million for the first nine months of 2015. During the first nine months of 2015, we used $64 million for purchases of property, plant and equipment. The percentage of cash and cash equivalents held domestically increased from 89% as of December 27, 2014 to 91% as of September 26, 2015, as a result of repatriation of cash from China.
Our debt and capital lease obligations as of September 26, 2015 were $2.3 billion compared to $2.2 billion as of December 27, 2014. During the first nine months of 2015, we received $100 million net proceeds from our Secured Revolving Line of Credit, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes.
We believe our cash and cash equivalents balance along with the savings from our Restructuring Plans and our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe that in the event we decide to obtain external funding, we may be able to access the capital markets on terms and in amounts adequate to meet our objectives.
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
Operating Activities
Net cash used in operating activities was $290 million in the first nine months of 2015 compared to $214 million in the first nine months of 2014. The increase in cash used in operating activities was primarily due to lower cash collections during the first nine months of 2015 compared to the first nine months of 2014 driven by lower sales compared to the first nine months of 2014, partially offset by lower other operating expenses and labor cost as a result of restructuring actions and the absence of the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments.
Investing Activities
Net cash provided by investing activities was $179 million in the first nine months of 2015, which consisted of a net cash inflow of $235 million from maturities of available-for-sale securities and $8 million of proceeds from sale of our building in Markham, Canada, partially offset by a cash outflow of $64 million for purchases of property, plant and equipment.
Net cash used in investing activities was $55 million in the first nine months of 2014, which consisted of a cash outflow of $73 million for purchases of property, plant and equipment, offset by a net cash inflow of $18 million from purchases, sales and maturity of available for sale securities.
Financing Activities
Net cash provided by financing activities was $61 million in the first nine months of 2015, primarily due to $100 million net proceeds from our Secured Revolving Line of Credit borrowings, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes during the second quarter of 2015.
Net cash provided by financing activities was $40 million in the first nine months of 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Senior Notes due 2019 (6.75% Notes) of $589 million and our 7.00% Senior Notes due 2020 (7.00% Notes) of $491 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Senior Notes due 2017 and $3 million in payments for capital lease obligations. During the first nine months of 2014, we also received $5 million in net proceeds from U.S. government grants for research and development activities and $4 million from the exercise of employee stock options.

During the first nine months of 2015 and 2014, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of September 26, 2015, and is supplemented by the discussion following the table:

	Payments due by period as of September 26, 2015
(In millions)	Total	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter
6.75% Notes	$600	$—	$—	$—	$—	$600	$—
7.75% Notes	450	—	—	—	—	—	450
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	230	230	—	—	—	—	—
Other long-term liabilities	46	—	2	37	5	—	2
Aggregate interest obligation (1)	924	37	148	148	148	126	317
Operating leases	307	13	50	49	44	26	125
Purchase obligations (2)	388	244	126	14	3	1	—
Obligations to GF (3)	488	382	106	—	—	—	—
Total contractual obligations (4)	$4,408	$906	$432	$248	$200	$753	$1,869

(1)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

(2)
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

(3)
Includes our purchase obligations to GF for wafer manufacturing and research and development activities. The obligation for fiscal year 2016 of at least $106 million represents our current purchase commitments during the first quarter of fiscal year 2016 including, but not limited to, our commitment under the fifth amendment to the WSA. We generally negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material.

(4)	Total amount excludes contractual obligations already recorded on our condensed consolidated balance sheets except for debt obligations and other long-term liabilities.

6.00% Convertible Senior Notes Due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of our 6.00% Notes. During the second quarter of 2015, we paid off the remaining $42 million in aggregate principal amount of our 6.00% Notes in cash. As of September 26, 2015, we did not have any 6.00% Notes outstanding.
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
As of September 26, 2015, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.
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
As of September 26, 2015, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.
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
As of September 26, 2015, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.

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
As of September 26, 2015, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.
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
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties), amended and restated the Loan Agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
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
First Amendment to Amendment and Restated Loan and Security Agreement
On June 10, 2015, the Loan Parties entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment include the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.
As of September 26, 2015 and December 27, 2014, our Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 3.75% and 4.25%, respectively. At September 26, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $151 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 26, 2015, we were in compliance with all required covenants stated in the Loan Agreement.
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
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consists of $44 million of payments due under certain software and technology licenses that will be paid through 2018.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of September 26, 2015, primarily consisted of $18 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013. Accruals related to facility consolidation and site closure costs under our restructuring plans of $8 million and deferred rent related to our facilities in Sunnyvale, California of $6 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $4 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Capital Lease Obligations
We terminated our capital lease obligations and entered into a non-cancelable operating lease agreement related to one of our facilities in Markham, Ontario, Canada during the third quarter of 2015. As of September 26, 2015, we did not have any capital lease obligations outstanding.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 26, 2015 were $307 million, including $248 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, Markham, Canada, and Singapore.
Purchase Obligations

Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of September 26, 2015, total non-cancelable purchase obligations were $388 million.
Obligations to GF
Obligations to GF included our purchase obligations to GF for wafer manufacturing and research and development activities. As of September 26, 2015, we estimate the remaining contractual obligations to GF will be $382 million through the end of the fiscal year 2015 and at least $106 million during the first quarter of fiscal year 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF other than those set forth in the fifth amendment to the WSA, but we expect that our future purchases from GF will continue to be material. We are currently in discussions with GF regarding the re-profiling of our wafer commitments under the fifth amendment to the WSA.  We are unable to quantify the outcome of our negotiations with GF.
Off-Balance Sheet Arrangements
As of September 26, 2015, we had no off-balance sheet arrangements.

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
As of September 26, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. The discovery process is ongoing. On September 4, 2015, plaintiffs filed their motion for class certification. A court-ordered mediation is scheduled for January 2016.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890. The Wessels and Hamilton shareholder derivative lawsuits are currently stayed.
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the shareholder vote on AMD’s 2015 proxy.
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
The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU product requirements, from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs and our business could be materially adversely affected.

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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, form factor devices continue to shift from desktop PCs and notebooks to smaller form factor devices. A large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have and continue to experience a decline driven by the adoption of smaller form factors and increased competition. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could negatively impact our business. Our product roadmap includes a new x86 processor core codenamed "Zen" to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute to our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.
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
In addition, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In July 2015, Moody’s lowered our corporate credit rating to Caa1 from B3 and our senior unsecured debt rating to Caa2 from Caa1. Furthermore, in October 2015, Standard & Poor's lowered our corporate credit rating to CCC+ from B- and our senior unsecured debt rating to CCC from B-.
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
Collectively, our top five customers accounted for approximately 71% of our net revenue in the third quarter of 2015. On a segment basis, during the third quarter of 2015, five customers accounted for approximately 52% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 97% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
Global economic uncertainty may adversely impact our business and operating results.
Uncertain global economic conditions have in the past and may in the future adversely impact our business, including, without limitation, a slowdown in the Chinese economy, one of the largest global markets for desktop and notebook PCs. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers’ potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.
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
Our total debt as of September 26, 2015 was $2.26 billion. Our substantial indebtedness may:

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
The completion and impact of the 2015 Restructuring Plan, our transformation initiatives and any future restructuring actions could adversely affect us.
In October 2015, we implemented a restructuring plan (the 2015 Restructuring Plan) designed to improve operating efficiencies. The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5% and an alignment of our real estate footprint with the reduced headcount.The Company expects the 2015 Restructuring Plan to be largely completed by the end of the first quarter of 2016. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other anticipated benefits from the 2015 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.
Any transformation initiatives or future restructuring actions we undertake may fail to achieve the anticipated results and may materially adversely affect our business and financial results.

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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. With the introduction of our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market leading to lower prices and margins. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.
In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. We may face delays or disruptions in research and development efforts, or we may be required to significantly invest greater resources in research and development than anticipated.
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
For example, in the third quarter of 2015, we recorded an inventory write-down of $65 million consisting primarily of older generation APUs, which adversely impacted our operating results. Since market conditions are uncertain, these and other factors could materially adversely affect our business.
Our receipt of revenue from our semi-custom SoC products is dependent upon our technology being designed into third-party products and the success of those products.
The revenue that we receive from our semi-custom SoC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SoC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline, our customers' desire to pursue the project, and our semi-custom SoC products being incorporated into those customer’s products. Any revenue from sales of our semi-custom SoC products is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SoC product revenue expected by us may not be fully realized and our operating results may be adversely affected.

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
Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of September 26, 2015, $230 million was outstanding under our Secured Revolving Line of Credit and $2.0 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. In addition, we could be subject to potential claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information. We anticipate an increase in costs related to:

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
Acquisitions, divestitures and/or joint ventures could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through divestitures or joint ventures rather than through internal development. The identification of suitable acquisition or joint venture candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures. Moreover, if such acquisitions or joint ventures require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition or a joint venture, we may not be able to assimilate and integrate effectively or efficiently the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us. Acquisitions and joint ventures may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions or joint ventures which could harm our operating results. In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, as well as incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Acquisitions and joint ventures may also reduce our cash available for operations and other uses, which could harm our business.
In October 2015, we announced a proposed joint venture (JV) with Nantong Fujitsu Microelectronics, Co., Ltd. (NFME) of our assembly, test, mark and pack (ATMP) facilities. The transaction is expected to close in the first half of 2016 and is expected to simplify our business model while strengthening our balance sheet. The transaction requires numerous international regulatory approvals in order to close. It is possible that we may not receive the approvals necessary to close the transaction in a timely manner or the approvals may result in additional unanticipated costs. The long duration between entering into a definitive agreement and the proposed closing in the first half of 2016 could result in loss of employee morale and result in loss of key employees affecting the success of the JV. While we expect the transaction to be cost neutral with reduced capital expenditures, the transaction could potentially increase our cost for ATMP services with little to no measurable reduction in our capital expenditures. Additionally, we may not realize the expected benefits from the transaction including the JVs' expected future performance; the expected results of operations and financial guidance; the JVs' future financial condition, operating results, strategy and plans; financial projections and estimates and their underlying assumptions. We may not achieve the objectives and expectations with respect to future operations, products and services.
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 75% in the third quarter of 2015. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015 complaints were filed against us seeking damages for alleged securities law violations which are described in Note 9 of our unaudited condensed consolidated financial statements. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including claims filed in January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015 may result in the payment of damages that could be material to our business.
With respect to intellectual property litigation, from time to time, we have been notified of, or third parties may bring or have brought, actions against us and/or against our customers based on allegations that we are infringing the intellectual property rights of others, contributing to or inducing the infringement of the intellectual property rights of others, improperly claiming ownership of intellectual property or otherwise improperly using the intellectual property of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. These parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. The award of damages, including material royalty payments, or other types of damages, or the entry of an injunction against the manufacture and sale of some or all of our products could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission ("SEC") adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

Higher health care costs and labor costs could adversely affect our business.
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the ACA), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Although many of these requirements will be phased in over a period of time, the majority of the most impactful provisions were implemented in our first quarter of fiscal year 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
10.2	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
10.3	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
10.4	Equity Interest Purchase Agreement by and between AMD and Nantong Fujitsu Microelectronics Co. Ltd.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to AMD's Current Report on Form 8-K filed with the SEC on October 15, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 3, 2015	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant and as the Principal Financial and Accounting Officer