Form 10-Q/A
period 2015-06-27
ADVANCED MICRO DEVICES INC
filed 2015-12-21
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to ____________
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 18, 2015: 792,397,854.

Explanatory Note
This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Advanced Micro Devices, Inc. (“AMD”) for the second fiscal quarter ended June 27, 2015, which was originally filed on July 30, 2015 (the “Original Filing”). AMD is filing this Amendment Filing solely for the purpose of re-filing Exhibit 10.1 thereto in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Wafer Supply Agreement Amendment No. 5, dated as of April 16, 2015, among AMD, GLOBALFOUNDRIES Inc., and GLOBALFOUNDRIES U.S. Inc.
This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibit 10.1.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1*	Fifth Amendment to the Wafer Supply Agreement among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015.

10.2**
First Amendment to Amended and Restated Loan and Security Agreement dated as of June 10, 2015, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A.

10.3**+	Offer Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated April 17, 2015.

10.4**+	Sign-on Bonus Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated May 27, 2015.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.
** Previously filed.
+ Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: December 21, 2015	By:	/s/ Devinder Kumar
Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the registrant and as the principal financial and accounting officer