Form 10-K
period 2015-12-26
ADVANCED MICRO DEVICES INC
filed 2016-02-18
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 26, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One AMD Place, Sunnyvale, California	94088
(Address of principal executive offices)	(Zip Code)
(408) 749-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 27, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.6 billion based on the reported closing sale price of $2.47 per share as reported on The NASDAQ Stock Market (NASDAQ) on June 26, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 793,248,190 shares of common stock, $0.01 par value per share, as of February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders (2016 Proxy Statement) are incorporated into Part III hereof. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 26, 2015.

Advanced Micro Devices, Inc.
FORM 10-K
For The Fiscal Year Ended December 26, 2015

PART I

ITEM 1.    BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; sales patterns of AMD’s semi-custom System-on-Chip (SoC) products; AMD’s expected completion of its restructuring plan announced in October 2015 (the 2015 Restructuring Plan) and the anticipated cash payments and savings from the 2015 Restructuring Plan; statements regarding the proposed joint ventures (the JVs) between AMD and Nantong Fujitsu Microelectronics, Co., Ltd., including the JVs’ expected future performance (including expected results of operations and financial guidance); benefits from the proposed JVs; the JVs’ future financial condition, operating results, strategy and plans; statements about regulatory and other approvals; the closing date for the proposed transaction; AMD's expected future filing of patent applications in both the United States and abroad on significant inventions; AMD's expectation that based on the information presently known to management, the securities class action and the shareholder derivative suit will not have a material adverse effect on its financial condition, cash flows or results of operations; the expected completion of AMD's exit from its dense server business; the level of international sales as compared to total sales; that AMD does not expect to reduce its unrecognized tax benefits in the next 12 months; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents and marketable securities balances, the savings from its restructuring plans and the secured revolving line of credit (Secured Revolving Line of Credit) will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; its dependence on a small number of customers for a substantial part of its revenue; its hedging strategy; its expenditures related to environmental compliance and conflict minerals disclosure requirements; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD relies on GF to manufacture all of its microprocessor and APU products and a certain portion of its GPU products, with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; the completion and impact of the 2015 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; the markets in which AMD’s products are sold are highly competitive; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vend ors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its product development programs; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD may not be able to successfully monetize its intellectual property; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; a variety of environmental laws that AMD is subject to could result in additional costs and liabilities; and higher health care costs and labor costs could adversely affect AMD’s business.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 35 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General
We are a global semiconductor company primarily offering:

•
x86 microprocessors, as a standalone central processing unit (CPU) or as incorporated into an accelerated processing unit (APU), chipsets, and discrete graphics processing units (GPUs) for the consumer, commercial and professional graphics markets; and

•

•	server and embedded CPUs, GPUs and APUs, and semi-custom System-on-Chip (SoC) products and technology for game consoles.
For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 12 of our consolidated financial statements, beginning on page 82 below.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 26, 2015, December 27, 2014 and December 28, 2013 each included 52 weeks. References in this report to 2015, 2014 and 2013 refer to the fiscal year unless explicitly stated otherwise.
Additional Information
Advanced Micro Devices, Inc. (AMD) was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Stock Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Phenom, AMD Sempron, AMD Turion, FirePro, CrossFire, Radeon, Geode, SeaMicro and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Xbox360 and Xbox One are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. PlayStation is a registered trademark of Sony Computer Entertainment, Inc. Wii and Wii U are registered trademarks of Nintendo of America, Inc. ARM is a registered trademark of ARM Limited (or its subsidiaries).
Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
Web Site Access to Our SEC Filings and Corporate Governance Documents
On the Investor Relations pages of our Web site, http://ir.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers and all other senior finance executives, our Worldwide Standards of Business Conduct, which applies to our Board of Directors and all of our employees, and the charters of the Audit and Finance, Compensation and Leadership Resources, Nominating and Corporate Governance and Innovation and Technology committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S B100.2, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.
If we make substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, we intend to disclose the nature of such amendment or waiver on our Web site.
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
Developments in IC design and manufacturing process technologies have resulted in significant advances in microprocessor performance. As businesses and consumers require greater performance from their computer systems due to the growth of digital data and increasingly sophisticated software applications, semiconductor companies are designing and developing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores, each of which can execute a task at full speed. Multi-core microprocessors can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. Businesses and consumers also require computer systems with improved power management technology, which helps them to reduce the power consumption of their computer systems, enable smaller and more portable form factors, and lower total cost of ownership.
Accelerated Processing Unit (APU) and System-on-Chip (SoC).    Consumers increasingly demand computing devices with improved end-user experience, system performance and energy efficiency. Consumers also continue to demand thinner and lighter mobile devices, with better performance and longer battery life. We believe that a computing architecture that optimizes the use of its components can provide these improvements.
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
A SoC is a type of IC with a CPU, GPU and other components, such as a memory controller and peripheral management, comprising a complete computing system on a single chip. By combining all of these elements as a SoC, system performance and energy efficiency is improved, similar to an APU.
Heterogeneous System Architecture (HSA) describes an industry standard that is an overarching design for having combinations of CPU and GPU processor cores operate as a unified, integrated engine that shares system responsibilities and resources. We are a founding member of the HSA Foundation, a non-profit organization established to define and promote this open standards-based approach to heterogeneous computing. Heterogeneous computing allows for the elevation of the GPU to the same level of the CPU for memory access, queuing and execution - a true “compute core”.  This capability allows software programmers to develop applications to more fully utilize the capabilities of the graphics compute core.

Graphics Processing Unit (GPU). A GPU is a programmable logic chip that renders images, animations and video and is also increasingly being used to handle general computing tasks. GPUs are located in plug-in cards, as a discrete processor or in a chipset on the motherboard, or in the same chip as the CPU. GPUs perform parallel operations on data to render images for the screen and are essential to presenting computer generated images on the screen, decoding and rendering animations and video. The more sophisticated the GPU, the higher the resolution and the faster and smoother the motion. GPUs on stand-alone cards or discrete GPUs on the motherboard typically include their own memory, while GPUs in the chipset or CPU chip share main memory with the CPU.

In addition to graphics processing, the parallel operation of GPUs are used on multiple sets of data, increasingly used in vector processor for non-graphics applications that require repetitive computations such as supercomputing, deep neural networks, and various embedded applications.

Chipset.    A chipset is a generic term referring to a collection of system level components that manage data flow among a microprocessor or microprocessors, memory and peripherals (such as CD ROM drives, DVD drives and USB peripherals). Chipsets perform essential logic functions, balance a system’s performance and provide system control and power management functions. Some chipsets have graphics capabilities by including an integrated graphics processor (IGP) within the chipset. A chipset with an IGP is known as an IGP chipset. IGP chipsets can offer a lower cost, reduced power alternative to a discrete GPU, and are often also used in smaller form factors. Systems that are powered by an APU or by a CPU and discrete GPU combination often do not have a chipset and instead use an AMD Controller Hub chip to perform the functions of a chipset. As a result, we believe that either an APU and AMD Controller Hub chip combination or a SoC, which already includes a chipset, will eventually replace the market for IGP chipsets.
Our x86 Microprocessor and Chipset Products
Our microprocessors are incorporated into computing platforms, which are a collection of technologies that are designed to work together to provide a more complete computing solution and to enable and advance the computing components. We believe that integrated, balanced computing platforms consisting of microprocessors, chipsets and GPUs (either as discrete GPUs or integrated into an APU or SoC) that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. In addition, we believe our customers also benefit from an all-AMD platform (consisting of an APU or CPU, a discrete GPU and a chipset or an AMD Fusion Controller Hub chip), as we are able to optimize interoperability, provide our customers a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.
We currently base our microprocessors and chipsets on the x86 instruction set architecture and AMD’s Direct Connect Architecture, which connects an on-chip memory controller and input/output (I/O) channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quick access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second-level cache, and L3, or third-level cache, to enable faster data access and higher performance.
We focus on continually improving the energy efficiency of our products through our design principles and innovations in power management technology. To that end, we offer CPUs, GPUs, APUs, SoCs and chipsets with multiple low power states that are designed to utilize lower clock speeds and voltages to reduce processor power consumption during active and idle times. The use of intelligent, dynamic power management is designed to create lower energy use by allowing compute applications to be completed quickly and efficiently, enabling a return to the ultra-low power idle state.
Desktop.    Our APUs for desktop PCs consist primarily of the AMD A-Series and AMD E-Series APUs. We also offer AMD FX CPUs for the enthusiast market. The latest generation of our AMD FX CPUs is based on the “Piledriver” x86 multi-core architecture. Our AMD FX CPUs are designed for multitasking, high resolution gaming and HD media processing and come in eight-, six- and quad-core versions. In May 2015, we introduced the AMD A-Series A10-7870K APU, a refresh to the existing line of processors, formerly codenamed “Kaveri”, designed to support best-in-class experiences for eSports and online gaming. In July 2015, we introduced the AMD A-Series A8-7670K APU, designed to support Windows® 10, mainstream workloads and online gaming.
Notebook and 2-in-1s.    In response to consumer demand, we continue to invest in designing and developing high performing and low power APUs for notebook PC platforms. Our APUs for notebook PCs consist primarily of AMD A-Series APUs and AMD E-Series APUs. These APUs combine discrete-level AMD Radeon™ graphics, and multi-core CPU processors on a single chip and are designed to optimize performance and energy efficiency. In May 2015, we introduced the AMD 7000 Series APUs, formerly codenamed “Carrizo-L”, designed to prolong battery life and enable uninterrupted video streaming in mainstream notebooks. In June 2015, we announced our 6th Generation A-Series Processor, formerly codenamed “Carrizo”, the world’s first high-performance APU in a SoC design. Leveraging AMD “Excavator” cores and the third generation of AMD’s Graphics Core Next (GCN) architecture, the processor is designed for mainstream notebooks.
Chipsets. Our portfolio of chipset products includes models with and without integrated graphics features for desktop and notebook PCs and servers, as well as AMD Controller Hub-based chipsets for our APUs. We offer AMD 9-Series chipsets for the Socket AM3/3+ platforms serving desktop PCs, and AMD A-Series Control Hubs for the Socket FM2/2+ and Socket FP4 platforms for desktop, all-in-one and notebook PCs.  We also offer AMD 785E, 780E, 780M, SR5690, SB600, SB710, SB850 and M690T chipsets and AMD A-Series Controller Hubs for our embedded products.
Commercial. We offer enterprise-class solutions sold as AMD PRO for the commercial client market. AMD PRO solutions are designed to provide commercial-grade quality, platform longevity and extended image stability, and also include security and manageability features for enterprise. In September 2015, we launched the latest AMD PRO mobile and desktop processors, formerly codenamed "Carrizo PRO" and "Godavari PRO", based on our 6th Generation A-Series Processor technology.
Graphics Market
The semiconductor graphics market addresses the need for improved visual processing in various computing devices. Many consumers value a rich visual experience to enable a more compelling and immersive experience, and, for these consumers, the PC has evolved from a traditional data processing and communications device to an entertainment platform. As a result, visual realism and graphical display capabilities are key product differentiation elements among computing devices. This has led to increasing creation and use of processing-intensive multimedia content for computing devices, including playing games, capturing multimedia content, viewing online videos, photo editing and managing digital content. In turn, these trends have contributed to higher consumer demand for performance graphics solutions and to manufacturers designing computing devices with these capabilities.
Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dGPUs) offer high performance graphics processing across AMD platforms. AMD Accelerated Parallel Processing or GPGPU (General Purpose GPU) refers to a set of advanced hardware and software technologies that enable discrete AMD GPUs, working in concert with the CPU, to accelerate computational tasks beyond traditional CPU processing by utilizing the vast number of discrete GPU cores while working with the CPU to process information cooperatively. In addition, computing devices with HSA features run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user. Moreover, heterogeneous computing allows for the elevation of the GPU to the same level as the CPU for memory access, queuing and execution.
Our Graphics Products
Graphics is a fundamental component of almost everything we create and can be found in an APU, GPU, SoC or a combination of a GPU with one of the other foregoing products working in tandem. Our customers generally use our graphics solutions to increase the speed of rendering images and to help improve image resolution and color definition. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, 2-in-1s and professional workstations. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. In addition, our recent generation graphics products have Linux® driver support.
Discrete Desktop and Notebook Graphics.     Our discrete GPUs for desktop and notebook PCs enable next generation APIs like DirectX® 12 and Vulkan™, support new displays using Freesync™ technology, and are uniquely positioned to drive the next visual revolution of virtual reality (VR) in PC platforms. Our products include AMD Radeon™ R5, R7 and R9 series graphics. In June 2015, we introduced the new AMD Radeon™ R9 Fury X and R9 Fury graphics, the AMD Radeon R7 300 and R9 300 series graphics as well as the AMD Radeon M300 series graphics to reinforce our graphics leadership in both power efficiency for notebooks and best-in class performance for desktops. In August 2015, we introduced the AMD Radeon™ R9 Nano, featuring on-chip High-Bandwidth Memory (HBM) for 4K gaming performance.
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
We also provide the AMD FirePro S-Series GPU products for the server market, where we target high performance computing (HPC) primarily focused on Deep Neutral Networks (DNN), Geosciences, Biosciences, Academic and Government workloads, and virtual desktop infrastructure (VDI) use cases primarily focused on workstation-class virtualization, desktop remoting and content streaming workloads. In July 2015, we announced our new AMD FirePro™ S9170 server GPU, designed for high performance compute (HPC) environments. In December 2015, we launched the AMD FirePro W4300 graphics card designed for Computer-Aided Design (CAD) for both small and full-size workstations.
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
Embedded.    Embedded products address computing needs in PC-adjacent markets, such as industrial control and automation, digital signage, point-of-sale/self-service kiosks, medical imaging, set-top box and casino gaming machines as well as enterprise class telecommunications, networking, security, storage systems and thin clients (which are computers that serve as an access device on a network). Typically, our embedded products are used in applications that require high to moderate levels of performance, where key features may include mobility, relatively low power, small form factor, and 24x7 operations. High-performance graphics are increasingly important in many embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.
Semi-Custom.    We have leveraged our core IP, including our graphics and processing technologies developed for the PC and server markets, to develop semi-custom solutions for customers who want differentiation in their products. In this market, semiconductor suppliers work alongside system designers and manufacturers to enhance the performance and overall user experience for semi-custom customers. AMD has used this type of collaborative development approach with today’s leading game console manufacturers, and can also address customer needs in many other markets beyond game consoles, leveraging our existing IP to create a variety of products tailored to a specific customer’s needs, ranging from complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.

Our Enterprise, Embedded and Semi-Custom Products
Server Processors.    Our microprocessors for server platforms currently include the AMD Opteron™ X-Series, AMD Opteron™ 6300 Series processors, and AMD Opteron™ A-Series processors. In January 2016, we launched the AMD Opteron™ A1100 SoC, our first 64-bit ARM® based product, designed to accelerate time-to-market deployment of ARM-based systems for the datacenter and improve enterprise-class ecosystem support for 64-bit ARM in key markets.
Embedded Processors.    Our embedded processors are increasingly driving intelligence into new areas of our lives, like interactive digital signage, casino gaming, and medical imaging devices. These products are designed to support greater connectivity and productivity, and we believe they are a strong driver for the “internet of things” and “surround computing” areas in the computing industry. Our processor products for embedded platforms include AMD Embedded R-Series APU and CPUs, AMD Embedded G-Series SoC platform and AMD Embedded Radeon™ GPUs. In September 2015, we announced multiple new discrete AMD Embedded Radeon graphics cards, the AMD Embedded Radeon™ E8950MXM Module, the Embedded Radeon™ E8870 Series and E6465 Series, suitable for multiple form factors. The suite of products is specifically designed to advance the visual and parallel processing capabilities of embedded applications. In October 2015, we announced new AMD Embedded R-Series SOC processors designed for a broad variety of embedded applications. The processors incorporate the newest AMD 64-bit x86 CPU core (“Excavator”), plus third-generation Graphics Core Next GPU architecture, and power management to minimize energy consumption.
Dense Server Systems.    As part of our strategy to simplify and sharpen our investment focus, we decided in the first quarter of 2015 to exit the dense server systems business, formerly SeaMicro. AMD continues to provide warranty and extended support to the existing installed base of SeaMicro dense server systems, but is no longer selling dense server systems or offering additional extended support.
Semi-Custom.    Our semi-custom products are tailored, high-performance, customer-specific solutions based on AMD’s CPU, GPU and multi-media technologies. We work closely together with our customers to define solutions to precisely match the requirements of the device or application. Historically we have leveraged our core graphics processing technology into the game console market by licensing our graphic technology in game consoles such as the Microsoft® Xbox 360™ and Nintendo Wii and Wii U. More recently, we developed the semi-custom SoC products that power the Sony Playstation® 4 and Microsoft® Xbox One™ game consoles.
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
We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, we also offer a three-year limited warranty to end users for those CPU and AMD A-Series APU products purchased as individually packaged products, commonly referred to as “processors in a box”, and for PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.
We market and sell our latest products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD A-Series, AMD E-Series, AMD FX™ CPU, AMD Athlon™ CPU and APU, AMD Sempron™ APU and CPU and AMD Pro A-Series APU. Our notebook and 2-in-1s for microprocessors are AMD A-Series, AMD E-Series, AMD C-Series, AMD Z-Series, AMD FX™ APU, AMD Phenom™, AMD Athlon CPU and APU, AMD Turion™ and AMD Sempron APU and CPU. Our server brand for microprocessors is AMD Opteron™. We also sell low-power versions of our AMD Opteron, AMD Athlon and AMD Sempron, as well as AMD Geode™, AMD R-Series and G-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon, and AMD Embedded Radeon is our product brand for the embedded graphics market. Our product brand for professional graphics products is AMD FirePro™. We also market and sell our chipsets under the AMD trademark.
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
Collectively, our top five customers accounted for approximately 68% of our net revenue during the year ended 2015. In 2015, Microsoft Corporation and Sony Corporation each accounted for more than 10% of our consolidated net revenues. Sales to Microsoft and Sony consisted primarily of products from our Enterprise, Embedded and Semi-Custom segment. Five customers accounted for approximately 53% of the net revenue attributable to our Computing and Graphics segment. In addition, five customers, including Sony and Microsoft, accounted for approximately 95% of the net revenue attributable to our Enterprise, Embedded and Semi-Custom segment. A loss of any of these customers would have a material adverse effect on our business.
Original Equipment Manufacturers
We focus on three types of OEM customers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks, PC motherboards and game consoles.

Third-Party Distributors
Our authorized channel distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, and may include those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book that is not more than 12 months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.
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
Competition
Generally, the IC industry is intensely competitive. Products typically compete on timely product introductions, product quality (including enabling state-of-the art visual experiences), power consumption (including battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability. Technological advances in the industry can result in frequent product introductions, regular price reductions and short product life cycles for some products, and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, with competitive costs.
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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. As a result of Intel’s position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and benchmarks and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. OEMs that purchase microprocessors for computer systems are highly dependent on Intel, which can make them less innovative on their own and, to a large extent, can become distributors of Intel technology. Additionally, Intel is able to drive de facto standards and specifications for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating and allocation strategies and pricing actions which may limit our market share and margins;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers and channel partners that require or result in exclusive product arrangements;

•
de facto control over industry standards, and heavy influence on PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers and software companies as well as the graphics interface for Intel platforms; and

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
Other competitors include a variety of companies providing or developing ARM-based designs at relatively low cost and low power processors for the computing market including tablets and thin-client form factors, as well as dense servers, set-top boxes and gaming consoles. ARM Holdings designs and licenses its ARM architecture to third parties, including us, and offers supporting software and services. Our ability to compete with companies who use ARM-based solutions depends on our ability to timely design and bring to market energy-efficient, high-performing products at an attractive price point.
In the chipset market, our competitors include suppliers of IGP chipsets. PC manufacturers use IGP chipsets because they typically cost less than traditional discrete GPUs while offering acceptable graphics performance for most mainstream

PC users. Intel also leverages its dominance in the microprocessor market to sell its IGP chipsets. Intel manufactures and sells IGP chipsets bundled with their microprocessors and is our main competitor in this market.
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
Our principal competitor in the graphics market is Nvidia. AMD and Nvidia are the two principal players offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of graphics processors and the associated research and development costs represent an increasingly higher barrier to entry in this market. In the semi-custom game console products, where graphics performance is critical, we compete primarily against Nvidia, and also compete against Imagination Technology Group.

Research and Development
We focus our research and development activities on improving product performance and enhancing product design. Our main area of focus is on delivering the next generation of CPU and GPU IP, and designing that IP into our SoCs for our next generation of products,with, in each case, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our microprocessors and APU products for notebooks and the power efficiency of our microprocessors for servers. We are also focusing on delivering a range of low-power integrated platforms to serve key markets, including commercial clients, mobile computing and gaming and media computing. We believe that these platforms will bring customers increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and we work with others in the industry and industry consortia to conduct early stage research and development.
Our research and development expenses for 2015, 2014 and 2013 were approximately $0.9 billion, $1.1 billion and $1.2 billion, respectively. For more information, see “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in China, Canada, India, Singapore, Taiwan and Israel.
Manufacturing Arrangements and Assembly and Test Facilities
Third-Party Wafer Foundry Facilities
GLOBALFOUNDRIES Inc.    On March 2, 2009, we entered into a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF). The WSA governs the terms by which we purchase products manufactured by GF, a related party to us. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU product requirements from GF with limited exceptions. For more information about the WSA, see “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-GLOBALFOUNDRIES,” below.
Taiwan Semiconductor Manufacturing Company.    We also have foundry arrangements with Taiwan Semiconductor Manufacturing Company (TSMC) for the production of wafers for certain products.
Other Third-Party Manufacturers.    We outsource board-level graphics product manufacturing to third-party manufacturers.

Assembly, Test, Mark and Packaging Facilities
We own and operate two assembly, test, mark and packaging facilities which are subject of the transaction noted below. Some wafers for our products are delivered from third-party foundries to our assembly, test, mark and packaging facilities. Our assembly, test, mark and packaging facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	150,000	Assembly, Test, Mark & Packaging
Suzhou, China	115,000	Assembly, Test, Mark & Packaging

The remaining wafers for our products are delivered from third-party foundries to our test, assembly and packaging partners located in the Asia-Pacific region who package and test our final semiconductor products.

On October 15, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and we estimate we will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of our subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to us. We plan to account for our investment in the JVs under the equity method of accounting.The Transaction is expected to close in the first half of 2016, pending successful completion of regulatory and other approvals.
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 26, 2015, we had approximately 4,965 patents in the United States and approximately 895 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 10,330 patent matters worldwide consisting of approximately 7,370 issued patents and 2,935 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business.
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
Employees
As of December 26, 2015, we had approximately 9,100 employees.
Environmental Regulations
Our operations and properties have in the past been and continue to be subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (“SEC”) adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
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

•
de facto control over industry standards, and heavy influence on PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers and software companies as well as the graphics interface for Intel platforms; and

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its original equipment manufacturer OEM customers.
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

We rely on GF to manufacture all of our microprocessor and APU products and a certain portion of our GPU products, with limited exceptions. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.
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
Additionally, if our requirements are less than the number of wafers that we committed to purchase, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
We are currently in the process of negotiating a sixth amendment to the WSA, and we expect that our future purchases from GF will continue to be material. If we do not successfully conclude our negotiations, it could have a material adverse impact on our gross margin and our results of operations.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller form factors, increased competition and changes in replacement cycles. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes a new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis.
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

We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The health of the credit markets may adversely impact our ability to obtain financing when needed. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In July 2015, Moody’s lowered our corporate credit rating to Caa1 from B3 and our senior unsecured debt rating to Caa2 from Caa1. Furthermore, in October 2015, Standard & Poor’s lowered our corporate credit rating to CCC+ from B- and our senior unsecured debt rating to CCC from B-.
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
Collectively, our top five customers accounted for approximately 68% of our net revenue during the year ended 2015. On a segment basis, in 2015, five customers accounted for approximately 53% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 95% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
Our total debt as of December 26, 2015 was $2.26 billion. Our substantial indebtedness may:

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

•	declare or make cash distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date; and

•	become party to certain agreements restricting the Loan Parties’ ability to enter into any non-arm’s-length transaction with an affiliate.
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
In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan provides for a workforce reduction of approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. The 2015 Restructuring Plan also anticipates a charge for the consolidation of certain real estate facilities. We expect the 2015 Restructuring Plan to be largely completed by the end of the third quarter of 2016. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other anticipated benefits from the 2015 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.
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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. With the introduction of our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market, leading to lower prices and margins. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.
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
The revenue that we receive from our semi-custom SoC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SoC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline, our customers’ desire to pursue the project, and our semi-custom SoC products being incorporated into those customer’s products. Any revenue from sales of our semi-custom SoC products is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SoC product revenue expected by us may not be fully realized and our operating results may be adversely affected.
The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of December 26, 2015, $230 million was outstanding under our Secured Revolving Line of Credit and $2.03 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, form factor devices continue to shift from desktop PCs and notebooks to smaller form factor devices. A large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller form factors, increased competition and changes in replacement cycles.
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
In October, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and we estimate we will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of our subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to us. The Transaction is expected to close in the first half of 2016 and is expected to simplify our business model while strengthening our balance sheet. The Transaction requires numerous international regulatory approvals in order to close. It is possible that we may not receive the approvals necessary to close the Transaction in a timely manner or the approvals may result in additional unanticipated costs.

The long duration between entering into a definitive agreement and the proposed closing in the first half of 2016 could result in loss of employee morale and result in loss of key employees affecting the success of the JVs. While we expect the Transaction to be cost neutral with reduced capital expenditures, the Transaction could potentially increase our cost for ATMP services with little to no measurable reduction in our capital expenditures. Additionally, we may not realize the expected benefits from the Transaction including the JVs’ expected future performance and financial projections and the JV’s expected future results of operations and financial condition. The majority of ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 75% in 2015. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 16 of our consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.
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
Our operations and properties have in the past been and continue to be subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (“SEC”) adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 26, 2015, we owned research and development, engineering and manufacturing facilities located in China and manufacturing and administrative facilities located in Malaysia. These facilities totaled approximately 766,000 square feet and include approximately 265,000 square feet of assembly, test, mark and packaging facilities. Our current microprocessor assembly and test facilities located in Malaysia and China are described in further detail in the section entitled “Assembly, Test, Mark and Packaging Facilities,” above.
In some cases, we lease the land on which our facilities are located. We lease approximately 425,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities.
As of December 26, 2015, we also leased approximately 2.23 million square feet of space for research and development, engineering, administrative and warehouse use, including our headquarters in Sunnyvale, California, our principal administrative facilities in Austin, Texas, our main facility with respect to graphics and chipset products located in Markham, Ontario, Canada and a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2028, although some of these leases include optional renewals. The lease for our headquarters in Sunnyvale, California expires in December 2018, and provides for two successive 10-year optional renewals. The lease for our principal administrative facilities in Austin, Texas expires in March 2025, and provides for one 10-year optional renewal. The lease for our facilities in Markham, Ontario, Canada expires in February 2028, and provides for one 5-year optional renewal.
We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

We also have approximately 117,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to portions of this space that expire at various dates through 2018. We are actively marketing portions of our vacant lease space for sublease.
We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as discussed above, the productive capacity of such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the “Hatamian Lawsuit”) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period from April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. The discovery process is ongoing. On September 4, 2015, plaintiffs filed their motion for class certification. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuit
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 (“Wessels”) was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (“Hamilton”) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.  On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (“Ha”) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the shareholder vote on AMD’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $4 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. Costs could also increase as a result of additional test and remediation obligations imposed by the Environmental Protection Agency or California Regional Water Quality Control Board. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition, cash flows or results of operations.
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
Our common stock is listed on The NASDAQ Stock Market (NASDAQ) under the symbol “AMD”. On February 12, 2016, there were 6,263 registered holders of our common stock, and the closing price of our common stock was $1.83 per share as reported on NASDAQ.
The following table sets forth on a per share basis the high and low intra-day sales prices on NASDAQ and the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal Year 2015 Quarters Ended:
March 28, 2015	$3.37	$2.14
June 27, 2015	$2.94	$2.20
September 26, 2015	$2.63	$1.61
December 26, 2015	$3.00	$1.65
	High	Low
Fiscal Year 2014 Quarters Ended:
March 29, 2014	$4.60	$3.29
June 28, 2014	$4.50	$3.65
September 27, 2014	$4.80	$3.60
December 27, 2014	$3.66	$2.35
Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our indentures for our 6.75% Notes, 7.00% Notes, 7.75% Notes and 7.50% Notes, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the indentures. We are prohibited from paying cash dividends on our common stock when certain payment conditions (Payment Conditions) are not satisfied. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ excess available cash is greater than the greater of 20% of the total commitment amount and $100 million.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 and 400 Indicies and S&P 500 and 400 Semiconductor Indicies
The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 and 400 Indicies and the S&P 500 and 400 Semiconductor Indicies from December 23, 2010 through December 26, 2015. The past performance of our common stock is no indication of future performance.

	Base Period	Years Ending
Company / Index	12/23/2010	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015
Advanced Micro Devices, Inc.	100	67.16	28.36	47.01	32.96	36.32
S&P 400 Index	100	97.92	113.61	153.35	170.87	167.46
S&P 400 Semiconductors Index	100	64.18	64.78	85.36	120.47	128.31
S&P 500 Index	100	102.18	116.56	156.34	180.97	182.36
S&P 500 Semiconductors Index	100	102.79	97.45	133.56	186.12	186.99

ITEM 6.	SELECTED FINANCIAL DATA
Five Years Ended December 26, 2015
(In millions except per share amounts)

	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)
Net revenue	$3,991	$5,506	$5,299	$5,422	$6,568
Income (loss) from continuing operations(2)(3)(4)(5)(6)(7)	(660)	(403)	(83)	(1,183)	495
Loss from discontinued operations, net of tax(8)	—	—	—	—	(4)
Net income (loss) attributable to AMD common stockholders	$(660)	$(403)	$(83)	$(1,183)	$491
Net income (loss) attributable to AMD common stockholders per common share
Basic
Continuing operations	$(0.84)	$(0.53)	$(0.11)	$(1.60)	$0.68
Discontinued operations	—	—	—	—	(0.01)
Basic net income (loss) attributable to AMD common stockholders per common share	$(0.84)	$(0.53)	$(0.11)	$(1.60)	$0.68
Diluted
Continuing operations	$(0.84)	$(0.53)	$(0.11)	$(1.60)	$0.67
Discontinued operations	—	—	—	—	(0.01)
Diluted net income (loss) attributable to AMD common stockholders per common share	$(0.84)	$(0.53)	$(0.11)	$(1.60)	$0.66
Shares used in per share calculation
Basic	783	768	754	741	727
Diluted	783	768	754	741	742
Long-term debt and other long term liabilities(9)	$2,118	$2,140	$2,175	$2,065	$1,590
Total assets	$3,109	$3,767	$4,337	$4,000	$4,954

(1)	2015, 2014, 2013 and 2012 consisted of 52 weeks, whereas 2011 consisted of 53 weeks.

(2)
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

(5)
In 2015, 2014, 2012 and 2011, we implemented restructuring plans and incurred net charges of $53 million, $58 million, $6 million, $100 million and $100 million in 2015, 2014, 2013, 2012 and 2011, respectively, which primarily consisted of severance and related employee benefits.

(6)
In 2015, we exited the dense server systems business, formerly SeaMicro resulting to a charge of $76 million in restructuring and other special charges, net. In 2014, we incurred other special charges of $13 million primarily related to the departure of our former CEO. In 2013, we sold and leased back buildings in various locations and land in Austin, Texas, for which we recorded a net charge of $24 million in other special charges.

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

(9)
Total long-term debt and other long term liabilities increased by $110 million from 2012 to 2013, primarily due to obligations associated with the license of $157 million of new technology and software, partially offset by the repurchase of $50 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes). Total long-term debt and other long term liabilities increased by $475 million from 2011 to 2012, primarily due to an issuance of $500 million principal amount of our 7.50% Notes. See Note 10 of our consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements as of December 26, 2015 and December 27, 2014 and for each of the three years in the period ended December 26, 2015 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data” and “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
We are a global semiconductor company primarily offering:

(i)
x86 microprocessors, as a standalone central processing unit (CPU) or as incorporated into an accelerated processing unit (APU), chipsets, and discrete graphics processing units (GPUs) for the consumer, commercial and professional graphics markets; and

(ii)	server and embedded CPUs, GPUs and APUs, and semi-custom System-on-Chip (SoC) products and technology for game consoles.
In this MD&A, we will describe the results of operations and the financial condition for us and our consolidated subsidiaries, including a discussion of our results of operations for 2015 compared to 2014 and 2014 compared to 2013, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.
Overview

We faced a challenging business environment in 2015. The impact of global macro-economic conditions, especially the volatility in the Greater China region contributed to a decrease in demand for our products. Additionally, competitive pressures contributed to an overall challenging year. We also experienced reduced demand from our Original Equipment Manufacturers (“OEM”) customers in advance of the launch of Microsoft Windows® 10. Net revenue for 2015 was approximately $4.0 billion, a decrease of 28% compared to 2014 net revenue of $5.5 billion. The decrease in net revenue from 2014 was due to a 42% decrease in Computing and Graphics segment revenue and an 8% decrease in Enterprise, Embedded and Semi-Custom segment revenue. Computing and Graphics segment revenue declined year-over-year primarily due to lower client processor sales. Enterprise, Embedded and Semi-Custom segment revenue declined year-over-year primarily due to lower server and embedded revenue and lower game console royalties, partially offset by higher semi-custom SoC sales. Gross margin, as a percentage of net revenue for 2015, was 27% compared to 33% in 2014. Gross margin in 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the write-down accounted for approximately two gross margin percentage points and the technology node transition charge accounted for approximately one gross margin percentage point. Gross margin in 2015 was also adversely impacted by a lower proportion of revenue from Computing and Graphics segment due to lower sales which has a higher average gross margin than our Enterprise, Embedded and Semi-Custom segment and due to lower game console royalties. Gross margin in 2014 included a $58 million lower of cost or market inventory adjustment, which accounted for one gross margin percentage point, and a $27 million benefit from technology licensing revenue, which accounted for less than one gross margin percentage point. Operating loss for 2015 was $481 million compared to an operating loss of $155 million in 2014. The decline in operating performance in 2015 compared to 2014 was primarily due to a decrease in net revenue and in gross margin as described above.
Despite the challenging business environment, we made important changes to our business. During 2015, we continued to focus on introducing a more diverse product portfolio. As part of our long-term strategy to deliver great products, we introduced a number of new products in 2015 including, our 6th Generation AMD A-Series mobile processors (formerly codenamed “Carrizo”) in a SoC design and introduced a desktop A-series processor, the AMD A10-7870K APU. We also introduced the A8-7670K APU designed to support Windows® 10, mainstream workloads and online gaming. With respect to our graphics products, we introduced the new AMD Radeon™ R9 Fury X and R9 Fury graphics, the AMD Radeon R7 300 and R9 300 series graphics as well as the AMD Radeon M300 series graphics to reinforce our graphics leadership in both power efficiency for notebooks and best-in class performance for desktops. We also expanded our AMD FirePro™ server GPU family by introducing the AMD FirePro S9170, designed for high performance compute (HPC) environments. The AMD FirePro S9170 is based on second-generation AMD Graphics Core Next (GCN) GPU architecture and a unified scalable GPU optimized for graphics and compute. We announced the AMD FirePro W4300 graphics card designed for Computer-Aided Design (CAD) for both small and full-size workstations. We also launched the AMD Radeon R9 Nano, a small-form-factor mini-ITX enthusiast graphics card designed to deliver energy efficiency and performance for ultra-high resolutions, improved virtual reality experiences and smoother gameplay. With respect to our embedded products, we introduced the AMD Embedded R-Series SOC processor designed for digital signage, retail signage, medical imaging, electronic gaming, media storage and communications and networking.
During 2015, we continued to focus on reducing our expenses. Our operating expenses in 2015 decreased to $1.56 billion, from $1.99 billion in 2014. Our operating expenses in 2014 included a goodwill impairment charge of $233 million. We also took steps to simplify our business and better align resources around our priorities and business outlook. In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan). The 2015 Restructuring Plan provides for a workforce reduction of approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. The 2015 Restructuring Plan also anticipates a charge for the consolidation of certain real estate facilities. We realized operational savings, primarily in operating expenses, of approximately $8 million in 2015. We expect the 2015 Restructuring Plan to result in operational savings, primarily in operating expenses, of approximately $48 million in 2016.
On October 15, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and we estimate we will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of our subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to us. We plan to account for our investment in the JVs under the equity method of accounting.
Our cash, cash equivalents and marketable securities as of December 26, 2015 were $785 million compared to $1.0 billion as of December 27, 2014. Total debt as of December 26, 2015 was $2.26 billion, compared to $2.2 billion as of December 27, 2014.
GLOBALFOUNDRIES
Formation and Accounting
On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Advanced Technology Investment Company LLC (currently known as Mubadala Technology Investments LLC (Mubadala Tech) and West Coast Hitech L.P. (WCH), pursuant to which we formed GF. In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, AMD, Mubadala Tech and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.
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

Wafer Supply Agreement
The WSA governs the terms by which we purchase products manufactured by GF. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU product requirements from GF with limited exceptions. If we acquire a third-party business that manufactures microprocessor and APU products, we will have up to two years to transition the manufacture of such microprocessor and APU products to GF.
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
As of December 26, 2015, certain wafer deliveries under the fifth amendment to the WSA have been delayed until fiscal 2016. As of December 26, 2015, purchase obligations for fiscal 2016 were approximately $248 million, of which approximately $185 million, consisting of wafers and research and development activities, were received by December 31, 2015.
We generally negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future purchase obligations to GF. We are currently in the process of negotiating a sixth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.
Our total purchases from GF related to wafer manufacturing and research and development activities were approximately $0.9 billion for 2015 and approximately $1 billion for each 2014 and 2013, respectively.
Equity Interest Purchase Agreement
On October 15, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and we estimate we will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of our subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to us. We plan to account for our investment in the JVs under the equity method of accounting.
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

As a result of the decision to form the above JVs, the balance sheet as of December 26, 2015, reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. We reclassified $183 million to other current assets and $79 million to other current liabilities. Asset balances reclassified into other current assets primarily consist of property, plant, and equipment of $110 million, goodwill of $42 million and inventory of $15 million. Liability balances reclassified into other current liabilities primarily consist of accounts payable of $70 million. The balances included in the final gain/(loss) calculation, at closing, are likely to be different due to normal operational activities occurring through the closing date.
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

We perform an annual goodwill impairment analysis as of the first day of the fourth quarter of each year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of a reporting unit is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market condition. The key assumptions we have used to determine the fair value of our reporting units includes projected cash flows for the next 10 years and discount rates ranging from 13% to 35% from 2013 to 2015. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any.
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
Based on the results of our annual analysis of goodwill in 2015, each reporting unit’s fair value exceeded its carrying value, ranging from approximately 17% to approximately 196%. The Computing and Graphics reporting unit had the lowest excess of fair value over carrying value at 17%, however there is no goodwill within this reporting unit. In estimating the fair value of our reporting units, we took into consideration the challenging industry and market trends that existed as of September 27, 2015, the date of the annual goodwill impairment test for each respective reporting unit.
Based on the results of our annual goodwill impairment analysis in 2014, we determined that the carrying value of the Computing and Graphics reporting unit exceeded its estimated fair value and accordingly an impairment charge of $233 million was recorded, which represented the entire goodwill balance within this reporting unit. The remaining two reporting units’ estimated fair values exceeded their carrying value, ranging from approximately 156% to approximately 209%. In estimating the fair value of our reporting units, we took into consideration the challenging industry and market trends that existed as of September 28, 2014, the date of the annual goodwill impairment test for each respective reporting unit.
Based on the results of our annual analysis of goodwill in 2013, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment.

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
In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, technology node transition charge, workforce rebalancing severance charges, goodwill impairment charge, significant or unusual lower of cost or market inventory adjustments and a net gain from licenses and settlement agreements regarding patent-related matters. We also reported the results of former businesses in the All Other category because the operating results were not material.
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
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 26, 2015, December 27, 2014 and December 28, 2013 each included 52 weeks. References in this report to 2015, 2014 and 2013 refer to the fiscal year unless explicitly stated otherwise.
The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) before income taxes for 2015, 2014 and 2013. The results prior to July 1, 2014 have been recast to reflect our new reportable segments.

	2015	2014	2013
	(In millions)
Net revenue:
Computing and Graphics	$1,805	$3,132	$3,720
Enterprise, Embedded and Semi-Custom	2,186	2,374	1,577
All Other	—	—	2
Total net revenue	$3,991	$5,506	$5,299
Operating income (loss):
Computing and Graphics	$(502)	$(76)	$(101)
Enterprise, Embedded and Semi-Custom	215	399	295
All Other	(194)	(478)	(91)
Total operating income (loss)	$(481)	$(155)	$103
Interest expense	(160)	(177)	(177)
Other income expense, net	(5)	(66)	—
Loss before income taxes	$(646)	$(398)	$(74)
Computing and Graphics
Computing and Graphics net revenue of $1.8 billion in 2015 decreased by 42% compared to $3.1 billion in 2014 as a result of a 44% decrease in unit shipments, partially offset by a 3% increase in average selling price. Unit shipments of all our Computing and Graphics products decreased. The decrease in unit shipments of all categories of products was due to lower demand caused by challenging global macro economic conditions, especially in the Greater China region, in addition to increased competitive pressures and reduced demand from our OEM customers in advance of the Microsoft Windows® 10 operating system. The increase in average selling price was primarily attributable to an increase in average selling price of our notebook GPU products and AIB products due to a favorable shift in our product mix, partially offset by a decrease in average selling price of our notebook microprocessor products and chipset products.
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
Computing and Graphics operating loss was $502 million in 2015 compared to $76 million in 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $696 million decrease in cost of sales, a $120 million decrease in research and development expenses and an $84 million decrease in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower unit shipments in 2015 compared to 2014, partially offset by an inventory write-down of $52 million as a result of lower anticipated demand for primarily older-generation APU products.

Operating loss in 2014 included a $19 million benefit from technology licensing revenue. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.
Computing and Graphics operating loss was $76 million in 2014 compared to an operating loss of $101 million in 2013. The improvement in operating results was primarily due to a $323 million decrease in cost of sales, a $201 million decrease in research and development expenses and an $89 million decrease in marketing, general and administrative expenses, partially offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in 2014 compared to 2013. Operating loss in 2014 included a $19 million benefit from technology licensing revenue. In addition, operating loss in 2013 included a $57 million benefit from sales of inventory that had been previously reserved in the third quarter of 2012, as compared to a similar $8 million benefit in 2014. Research and development expenses and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses,” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $2.2 billion in 2015 decreased by 8% compared to net revenue of $2.4 billion in 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server and embedded products due primarily to increased competitive pressures, as well as due to the decrease in net revenue from certain royalty arrangements and a decrease in non-recurring engineering (NRE) revenue. The decrease in net revenue was partially offset by an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom net revenue of $2.4 billion in 2014 increased by 51% compared to net revenue of $1.6 billion in 2013. The increase was primarily due to an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products, which we began shipping in the second quarter of 2013.
Enterprise, Embedded and Semi-Custom operating income was $215 million in 2015 compared to $399 million in 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above and a $16 million increase in research and development expenses, partially offset by a $19 million decrease in marketing, general and administrative expenses and a $2 million decrease in cost of sales. The decrease in cost of sales was primarily due to a decrease in unit shipments of our server and embedded products in 2015 compared to 2014, largely offset by a technology node transition charge of $33 million and an inventory write-down of $13 million. Marketing, general and administrative expenses decreased and research and development expenses increased for the reasons set forth under “Expenses” below.
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
All Other
All Other revenue pertains to results from former businesses, which were immaterial in 2015, 2014 and 2013.
All Other operating loss of $194 million in 2015 primarily included restructuring and other special charges, net of $129 million and stock-based compensation expense of $63 million. Restructuring and other special charges, net of $129 million included $76 million related to our decision to exit from the dense server systems business, $37 million related to our 2015 Restructuring Plan and $16 million related to our 2014 Restructuring Plan.
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
Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net and Income Taxes
The following is a summary of certain consolidated statement of operations data for 2015, 2014 and 2013.

	2015	2014	2013
	(In millions, except for percentages)
Cost of sales	$2,911	$3,667	$3,321
Gross margin	1,080	1,839	1,978
Gross margin percentage	27%	33%	37%
Research and development	947	1,072	1,201
Marketing, general and administrative	482	604	674
Amortization of acquired intangible assets	3	14	18
Restructuring and other special charges, net	129	71	30
Goodwill impairment charge	—	233	—
Legal settlements, net	—	—	(48)
Interest expense	(160)	(177)	(177)
Other expense, net	(5)	(66)	—
Provision (benefit) for income taxes	$14	$5	$9

Gross Margin
Gross margin as a percentage of net revenue was 27% in 2015 compared to 33% in 2014. Gross margin in 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the write-down accounted for approximately two gross margin percentage points and the technology node transition charge accounted for approximately one gross margin percentage point. Gross margin in 2015 was also adversely impacted by a lower proportion of revenue from Computing and Graphics segment due to lower sales which has a higher average gross margin than our Enterprise, Embedded and Semi-Custom segment and also by lower game console royalties. Gross margin in 2014 included a $58 million lower of cost or market inventory adjustment, which accounted for one gross margin percentage point, and a $27 million benefit from technology licensing revenue, which accounted for less than one gross margin percentage point.
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

Expenses
Research and Development Expenses
Research and development expenses of $947 million in 2015 decreased by $125 million, or 12%, compared to $1.1 billion in 2014. The decrease was primarily due to a $120 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $21 million decrease in the All Other category primarily related to a $9 million workforce rebalancing severance charge recorded in 2014 and an $8 million decrease in stock-based compensation expenses. The decrease was partially offset by a $16 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $116 million decrease in product engineering and design costs and a $4 million decrease in other employee compensation and benefit expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $17 million increase in product engineering and design costs.
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
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $482 million in 2015 decreased by $122 million, or 20%, compared to $604 million in 2014. The decrease was primarily due to an $84 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, a $19 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $19 million decrease in the All Other category primarily related to a $5 million workforce rebalancing severance charge recorded in 2014 and a $10 million decrease in stock-based compensation expenses. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $62 million decrease in sales and marketing expenses and a $22 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $5 million decrease in sales and marketing expenses and a $14 million decrease in other general and administrative expenses.
Marketing, general and administrative expenses of $604 million in 2014 decreased by $70 million, or 10%, compared to $674 million in 2013. The decrease was primarily due to an $89 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, partially offset by a $15 million increase in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $5 million increase in the All Other category related to a workforce rebalancing severance charge recorded in the first quarter of 2014. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $61 million decrease in sales and marketing expenses and a $25 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to an $8 million increase in sales and marketing expenses and a $5 million increase in other general and administrative expenses.

Legal Settlements
As of December 26, 2015, the Italian tax authorities had concluded their audit of our subsidiaries’ activities in Italy for the years 2003 through 2013. We have agreed to a settlement of $11 million in taxes and penalties, which was reflected in full in the 2015 tax provision and $2 million in interest.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was $3 million in 2015, $14 million in 2014 and $18 million in 2013. The decrease from 2014 to 2015 was due to the impairment of intangible assets as a result of our exit from the dense server systems business in the first quarter of 2015. The decrease from 2013 to 2014 was due to the reduced amortization base amount of acquired intangible assets of ATI.
Restructuring and Other Special Charges, Net
Effects of Restructuring Plans
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan involves a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. During 2015, we recorded a $37 million restructuring charge, which consisted of approximately $27 million of severance and benefit costs, approximately $1 million of facilities related consolidation charges and approximately $9 million of intangible asset related charges associated with the impairment of certain software licenses that have ongoing payment obligations. The 2015 Restructuring Plan resulted in total cash payments of $14 million in 2015. We expect the 2015 Restructuring Plan will likely result in total cash payments of approximately $14 million in 2016. We expect actions associated with the 2015 Restructuring Plan to be substantially completed by the end of the third quarter of 2016.

The following table provides a summary of the restructuring activities during 2015 and the related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets as of December 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of June 27, 2015	$—	$—	$—
Charges (reversals), net	27	10	37
Cash payments	(13)	(1)	(14)
Non-cash charges	—	(9)	(9)
Balance as of December 26, 2015	$14	$—	$14
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. We recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities related costs and $6 million for asset impairments, a non-cash charge. During 2015, we recorded a $16 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $2 million for severance and related benefits and $9 million for facilities related costs. The 2014 Restructuring Plan was substantially completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities during 2015 and the related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets as of December 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 27, 2014	$26	$13	$39
Charges (reversals), net	2	14	16
Cash payments	(23)	(7)	(30)
Non-cash charges	—	(5)	(5)
Balance as of December 26, 2015	$5	$15	$20
2012 Restructuring Plan
In the fourth quarter of 2012, we implemented a restructuring plan designed to improve our cost structure and to strengthen our competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. We recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million, which was primarily comprised of employee severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2014 and 2013, we incurred costs of $3 million and $11 million, respectively, related to facility consolidation and site closures, which were partially offset by the release of employee-related severance costs of $2 million and $5 million, respectively. The 2012 restructuring plan was substantially completed as of the end of the third quarter of 2013.
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $76 million in “Restructuring and other special charges, net” on our consolidated statements of operations during 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We expect to complete this exit activity by the end of the first quarter of 2016.
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
Sale and Leaseback Transactions
In September 2013, we sold a light industrial building in Singapore and leased back a portion of the original space. We received net cash proceeds of $46 million in connection with the sale, which resulted in a $17 million gain that we recorded in the third quarter of 2013 and a deferred gain of $14 million as of September 28, 2013 that is being amortized over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the operating lease for 4 years at the end of the initial lease term, and for an additional 3.5 years thereafter.
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
Interest Expense
Interest expense of $160 million in 2015 decreased by $17 million compared to $177 million in 2014, primarily due to timing of issuances of new debt and repurchases of other debt in 2014.
Interest expense of $177 million in 2014 was flat compared to $177 million in 2013.

Other Expense, Net
Other expense, net, in 2015 was $5 million compared to $66 million of other expense, net, in 2014 and $0 million of other expense, net, in 2013.
In 2015, we recognized $5 million of other expense, net, primarily due to a loss from foreign currency exchange rate fluctuations.
In 2014, we recognized $66 million of other expense, net, primarily due to a $61 million loss from debt repurchases and a $7 million loss from foreign currency exchange rate fluctuations, partially offset by $3 million interest income.
In 2013, we recognized $0 million of other expense, net, primarily due to a $2 million loss from foreign currency exchange rate fluctuations and a $2 million realized loss on sale of our auction rate securities (ARS) investments, offset by $5 million interest income.
Income Taxes
We recorded an income tax provision of $14 million, $5 million and $9 million in 2015, 2014 and 2013, respectively.
The income tax provision in 2015 was primarily due to $16 million of foreign taxes in profitable locations, offset by $2 million of tax benefits for Canadian tax credits and the monetization of certain U.S. tax credits.
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
As of December 26, 2015, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 26, 2015, in management’s estimate, is not more likely than not to be achieved.
As of December 26, 2015, the Italian tax authorities had concluded their audit of our subsidiaries’ activities in Italy for the years 2003 through 2013. We have agreed to a settlement of $11 million in taxes and penalties, which was reflected in full in the 2015 tax provision, and $2 million in interest.

Stock-Based Compensation Expense
We allocated stock-based compensation expense related to employee stock options, restricted stock and restricted stock units for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 in our consolidated statements of operations as follows:

	2015	2014	2013
	(In millions)
Cost of sales	$3	$3	$5
Research and development	36	44	48
Marketing, general and administrative	24	34	38
Total stock-based compensation expense, net of tax of $0	$63	$81	$91
During 2015, 2014 and 2013, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any effects relating to financing cash flows.
Stock-based compensation expense of $63 million in 2015 decreased by $18 million as compared to $81 million in 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2015 and 2014 Restructuring Plans.
Stock-based compensation expense of $81 million in 2014 decreased by $10 million as compared to $91 million in 2013. The decrease was primarily due to lower expense related to stock options and restricted stock granted in connection with our SeaMicro acquisition as most awards became fully vested during 2014 and lower stock compensation expense as a result of our 2014 Restructuring Plan.
As of December 26, 2015, we had $11 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.30 years. Also, as of December 26, 2015, we had $88 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units including performance-based restricted stock units that will be recognized over a weighted-average period of 1.99 years.
International Sales
International sales as a percentage of net revenue were 75% in 2015, 81% in 2014 and 85% in 2013. The decrease in international sales as a percentage of net revenue in 2015 compared 2014 was primarily driven by a decrease in sales in China. The decrease in international sales as a percentage of net revenue in 2014 compared to 2013 was primarily driven by an increase in net revenue from domestic sales of our semi-custom SoC products. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
FINANCIAL CONDITION
Liquidity
Our cash and cash equivalents and marketable securities consisted of money market funds and commercial paper. As of December 26, 2015, our cash, cash equivalents and marketable securities of $785 million were lower compared to $1.0 billion as of December 27, 2014. The decrease was primarily due to lower sales and the timing of related collections and the timing of accounts payable payments made. During 2015, we used $96 million for purchases of property, plant and equipment. The percentage of cash and cash equivalents held domestically was 88% as of December 26, 2015 and 89% as of December 27, 2014.

Our debt and capital lease obligations as of December 26, 2015 were $2.3 billion as compared to $2.2 billion as of December 27, 2014. During 2015, we received $100 million net proceeds from our Secured Revolving Line of Credit, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes.
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
Operating Activities
Net cash used in operating activities was $226 million in 2015 compared to $98 million in 2014. The increase in cash used in operating activities was primarily due to lower cash collections during 2015 compared 2014 driven by lower sales compared to 2014, partially offset by lower other operating expenses and labor cost as a result of restructuring actions and the absence of the final $200 million cash payment made in the first quarter of 2014 related to GF’s waiver of a portion of our obligations for wafer purchase commitments.
Net cash used in operating activities was $98 million in 2014 compared to $148 million in 2013. The decrease in cash used in operating activities was primarily due to higher cash collections during 2014 compared 2013 driven by slightly higher sales compared to 2013, partially offset by the $113 million prepayments to GF in the fourth quarter of 2014.
Investing Activities
Net cash provided by investing activities was $147 million in 2015, which consisted of a net cash inflow of $235 million from purchases, sales and maturities of available for sale securities, partially offset by a net cash outflow of $88 million for purchases and sales of property, plant and equipment.
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
Financing Activities
Net cash provided by financing activities was $59 million in 2015, primarily due to net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $100 million, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes during the second quarter of 2015. In addition, during 2015, we received $5 million from the exercise of employee stock options.
Net cash provided by financing activities was $46 million in 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million, our 7.00% Notes of $491 million and our Secured Revolving Line of Credit of $75 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Notes, $48 million in payments to repurchase a portion of our 7.75% Notes, $24 million in payments to repurchase a portion of our 7.50% Notes and $3 million in payments for capital lease obligations. During 2014, we also received $4 million from the exercise of employee stock options.
Net cash provided by financing activities was $13 million in 2013, primarily due to net proceeds of $55 million from borrowings pursuant to our Secured Revolving Line of Credit, $3 million from the issuance of common stock under our stock-based compensation plan and $10 million from other financing activities, including net proceeds from U.S. government grants for research and development activities and foreign grants from the Canadian government for research and development activities related to our AMD APU products. The cash inflows were partially offset by the repurchase of $50 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes) in open market transactions and $5 million in payments for capital lease obligations.

During 2015, 2014 and 2013, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations, as of December 26, 2015, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2016	2017	2018	2019	2020	2021 and thereafter
6.75% Notes	$600	$—	$—	$—	$600	$—	$—
7.75% Notes	450	—	—	—	—	450	—
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	230	230	—	—	—	—	—
Other long-term liabilities	42	—	35	5	—	—	2
Aggregate interest obligation(1)	889	148	148	148	128	106	211
Operating leases	306	51	50	45	28	26	106
Purchase obligations(2)	319	254	7	32	26	—	—
Obligations to GF(3)	248	248	—	—	—	—	—
Total contractual obligations(4)	$4,059	$931	$240	$230	$782	$582	$1,294

(1)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

(2)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition, we have included in the table above obligations for software technology and licenses where payments are fixed and non-cancelable.

(3)
Includes our purchase obligations to GF for wafer manufacturing and research and development activities and reflects the impact of wafer receipts under the fifth amendment to the WSA delayed into fiscal 2016. As of December 26, 2015, purchase obligations for fiscal 2016 were approximately $248 million, of which approximately $185 million, consisting of wafers and research and development activities, were received by December 31, 2015. We generally negotiate our purchase commitments with GF on an annual basis and as such we cannot meaningfully quantify or estimate our future purchase obligations to GF. We are currently in the process of negotiating a sixth amendment to the WSA, and we expect that our future purchases from GF will continue to be material.

(4)	Total amount excludes contractual obligations already recorded on our consolidated balance sheets except for debt obligations and other long-term liabilities.
6.00% Convertible Senior Notes due 2015
On April 27, 2007, we issued $2.2 billion aggregate principal amount of our 6.00% Notes. In 2015, we paid off the remaining $42 million in aggregate principal amount of our 6.00% Notes in cash. As of December 26, 2015, we did not have any 6.00% Notes outstanding.
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
As of December 26, 2015, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.
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
From August 1, 2015, we may redeem our 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on August 1, 2015 through July 31, 2016	103.875%
Beginning on August 1, 2016 through July 31, 2017	102.583%
Beginning on August 1, 2017 through July 31, 2018	101.292%
On August 1, 2018 and thereafter	100.000%
As of December 26, 2015, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.
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
Prior to August 15, 2022, we may redeem some or all of our 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 7.50% Indenture).
As of December 26, 2015, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.
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
As of December 26, 2015, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.
See Note 10 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.00% Notes.

Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire our 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
Secured Revolving Line of Credit
Loan and Security Agreement
We and our subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014 (the Loan Agreement) for our Secured Revolving Line of Credit for a principal amount of up to $500 million, with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). Our Secured Revolving Line of Credit had a maturity date of November 12, 2018. Borrowings under our Secured Revolving Line of Credit were limited to up to 85% of eligible account receivable minus certain reserves and may be used for general corporate purposes, including working capital needs.
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
Applicable Margin, if average availability is equal to or greater than 66.66% of the total commitment amount and the fixed charge coverage ratio for the most recently ended four-fiscal quarter period is greater than or equal to 1.25 to 1.00, is 0.25% for Base Rate Revolver Loans and 1.25% for LIBOR Revolver Loans. Otherwise, Applicable Margin is determined in accordance with the below table:

Level	Average Availability for Last Fiscal Month	Base Rate Revolver Loans: Applicable Margin	LIBOR Revolver Loans: Applicable Margin
I	greater than or equal to 66.66% of the Revolver Commitment	0.5%	1.5%
II	greater than or equal to 33.33% of the Revolver Commitment, less than 66.66%	0.75%	1.75%
III	less than 33.33% of the Revolver Commitment	1%	2%
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
The Amended and Restated Loan Agreement contains covenants that place certain restrictions on the Loan Parties’ ability to, among other things, allow certain of the Company’s subsidiaries that manufacture or process inventory for the Loan Parties to borrow secured debt or unsecured debt beyond a certain amount, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Loan Parties’ accounts or inventory other than certain ordinary-course transfers and certain supply chain finance arrangements, make certain changes to any Loan Party’s name or form or state of organization without notifying the Agent, liquidate, dissolve, merge, amalgamate, combine or consolidate, or become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements.
Further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) is greater than the greater of 20% of the total commitment amount and $100 million. Such restrictions limit the Loan Parties’ ability to, among other things, create any liens upon any of the Loan Parties’ property other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit), declare or make cash distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date or become a party to certain agreements restricting the Loan Parties’ ability to enter into any non arm’s-length transaction with an affiliate.
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
At December 26, 2015 and December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 4.00% and 4.25%, respectively. At December 26, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $87 million available for future borrowings. We report our intra-period changes in our revolving credit balance on a net basis in our consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of December 26, 2015, we were in compliance with all required covenants stated in the Loan Agreement.
The agreements governing the 6.75% Notes, 7.75% Notes, 7.50% Notes, 7.00% Notes and the Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consisted of $40 million of payments due under certain software and technology licenses that will be paid through 2018.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 26, 2015, primarily consisted of $18 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013. Accruals related to facility consolidation and site closure costs under our restructuring plans of $7 million, deferred rent related to our facilities in Sunnyvale, California of $6 million and operating lease accruals of $5 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $4 million of environmental reserves and $4 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Capital Lease Obligations
We terminated our capital lease obligations and entered into a non-cancelable operating lease agreement related to one of our facilities in Markham, Ontario, Canada during 2015. As of December 26, 2015, we did not have any capital lease obligations outstanding.
Operating Leases
We lease certain of our facilities, and in some jurisdictions, we lease the land on which these facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of December 26, 2015 were $306 million, including approximately $251 million of future lease payments and estimated operating costs related to real estate transactions that occurred in Austin, Texas, Sunnyvale, California, Markham, Canada and Singapore.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of December 26, 2015, total non-cancelable purchase obligations were $319 million.
Obligations to GF
Obligations to GF represent all of our expected cash payments to GF based on wafer receipts and research and development activities. As of December 26, 2015, purchase obligations for fiscal 2016 were approximately $248 million, of which amount wafers and research and development activities of approximately $185 million were received by December 31, 2015. We are currently in the process of negotiating a sixth amendment to the WSA and we expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of December 26, 2015, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 26, 2015, our investment portfolio consisted primarily of commercial paper. These investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.
As of December 26, 2015, the majority of our outstanding debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 26, 2015, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
There were no sales of available-for-sale securities during 2015.
The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 26, 2015:

	2016	2017	2018	2019	2020	2021 and thereafter	Total	2015 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$376	$—	$—	$—	$—	$—	$376	$376
Weighted-average rate	0.27%	—	—	—	—	—	0.27%	0.27%
Total Investment Portfolio	$376	$—	$—	$—	$—	$—	$376	$376
Debt Obligations
Fixed rate amounts	$—	$—	$—	$600	$450	$975	$2,025	$1,372
Weighted-average effective interest rate	—%	—%	—%	6.75%	7.75%	7.24%	6.88%	10.64%
Variable rate amounts	$230	$—	$—	$—	$—	$—	$230	$230
Weighted-average effective interest rate	4.00%	—%	—%	—%	—%	—%	—%	4.00%
Total Debt Obligations	$230	$—	$—	$600	$450	$975	$2,255	$1,602

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
The following table provides information about our foreign currency forward contracts as of December 26, 2015 and December 27, 2014. All of our foreign currency forward contracts mature within 12 months.

	December 26, 2015			December 27, 2014
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$77	1.2941	$(4.9)	$143	1.1264	$(5.0)
Malaysian Ringgit	17	4.0581	(1.1)	42	3.5482	—
Indian Rupee	25	68.856	0.2	35	64.1608	(1.1)
Singapore Dollar	24	1.4033	(0.1)	33	1.313	(0.4)
Taiwan Dollar	13	31.868	(0.4)	23	31.1284	(0.4)
Chinese Renminbi	—	—	—	22	6.1906	0.1
Total	$156		$(6.3)	$298		$(6.8)

In addition, we use fixed-to-floating interest rate swaps to manage a portion of our exposure to interest rate risk by converting fixed rate interest payments of a portion of our 6.75% Notes to floating rate interest payments based on LIBOR. The notional amount of the interest rate swap we entered into was $250 million as of December 26, 2015. The interest rate swaps are designated as a fair value hedge. All changes in fair value of the swaps are recorded on our consolidated balance sheets with no net impact to our consolidated statements of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In millions, except per share amounts)
Net revenue	$3,991	$5,506	$5,299
Cost of sales	2,911	3,667	3,321
Gross margin	1,080	1,839	1,978
Research and development	947	1,072	1,201
Marketing, general and administrative	482	604	674
Amortization of acquired intangible assets	3	14	18
Restructuring and other special charges, net	129	71	30
Goodwill impairment charge	—	233	—
Legal settlements, net	—	—	(48)
Operating income (loss)	(481)	(155)	103
Interest expense	(160)	(177)	(177)
Other expense, net	(5)	(66)	—
Loss before income taxes	(646)	(398)	(74)
Provision for income taxes	14	5	9
Net loss	$(660)	$(403)	$(83)
Net loss per share
Basic	$(0.84)	$(0.53)	$(0.11)
Diluted	$(0.84)	$(0.53)	$(0.11)
Shares used in per share calculation
Basic	783	768	754
Diluted	783	768	754
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In millions)
Net loss	$(660)	$(403)	$(83)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period, net of tax effect of $0	(2)	—	(1)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effect of $0	—	—	2
Total change in unrealized gains (losses) on available-for-sale securities, net of tax	(2)	—	1
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effect of $0	(22)	(9)	(6)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effect of $0, $0 and $3	21	6	6
Total change in unrealized gains (losses) on cash flow hedges, net of tax	(1)	(3)	—
Total other comprehensive income (loss)	(3)	(3)	1
Total comprehensive loss	$(663)	$(406)	$(82)
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 26, 2015	December 27, 2014
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$785	$805
Marketable securities	—	235
Accounts receivable, net	533	818
Inventories, net	678	685
Prepayments and other - GLOBALFOUNDRIES	33	113
Prepaid expenses	43	32
Other current assets	248	48
Total current assets	2,320	2,736
Property, plant and equipment, net	188	302
Acquisition related intangible assets, net	—	65
Goodwill	278	320
Other assets	323	344
Total assets	$3,109	$3,767
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$230	$177
Accounts payable	279	415
Payable to GLOBALFOUNDRIES	245	218
Accrued liabilities	472	518
Other current liabilities	124	40
Deferred income on shipments to distributors	53	72
Total current liabilities	1,403	1,440
Long-term debt	2,032	2,035
Other long-term liabilities	86	105
Commitments and contingencies (see Notes 15 and 16)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 26, 2015 and December 27, 2014; shares issued: 806 shares on December 26, 2015 and 788 shares on December 27, 2014; shares outstanding: 792 shares on December 26, 2015 and 776 shares on December 27, 2014	8	8
Additional paid-in capital	7,017	6,949
Treasury stock, at cost (14 shares on December 26, 2015 and 12 shares on December 27, 2014 )	(123)	(119)
Accumulated deficit	(7,306)	(6,646)
Accumulated other comprehensive loss	(8)	(5)
Total stockholders’ equity (deficit)	(412)	187
Total liabilities and stockholders’ equity (deficit)	$3,109	$3,767
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Years Ended December 26, 2015
(In millions)

	Number of shares	Common Stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
December 29, 2012	713	$7	$6,803	$(109)	$(6,160)	$(3)	$538
Net loss	—	—	—	—	(83)	—	(83)
Other comprehensive income, net	—	—	—	—	—	1	1
Common stock issued under stock-based compensation plans, net of tax withholding	12	—	3	(3)	—	—	—
Stock-based compensation	—	—	91	—	—	—	91
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(3)	—	—	—	(3)
December 28, 2013	725	7	6,894	(112)	(6,243)	(2)	544
Net loss	—	—	—	—	(403)	—	(403)
Other comprehensive loss, net	—	—	—	—	—	(3)	(3)
Common stock issued under stock-based compensation plans, net of tax withholding	16	—	4	(6)	—	—	(2)
Common stock issued by exercise of warrants	35	1	—	(1)	—	—	—
Stock-based compensation	—	—	81	—	—	—	81
Stock-based compensation related to restructuring and other special charges	—	—	5	—	—	—	5
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(35)	—	—	—	(35)
December 27, 2014	776	8	6,949	(119)	(6,646)	(5)	187
Net loss	—	—	—	—	(660)	—	(660)
Other comprehensive loss, net	—	—	—	—	—	(3)	(3)
Common stock issued under stock-based compensation plans, net of tax withholding	16	—	5	(4)	—	—	1
Stock-based compensation	—	—	63	—	—	—	63
December 26, 2015	792	$8	$7,017	$(123)	$(7,306)	$(8)	$(412)
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In millions)
Cash flows from operating activities:
Net loss	$(660)	$(403)	$(83)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	203	236
Net loss on disposal of property, plant and equipment	—	—	31
Stock-based compensation expense	63	81	91
Non-cash interest expense	11	17	25
Goodwill impairment charge	—	233	—
Restructuring and other special charges, net	83	14	—
Net loss on debt redemptions	—	61	1
Other	(3)	(13)	(1)
Changes in operating assets and liabilities:
Accounts receivable	280	7	(200)
Inventories	(11)	199	(322)
Prepayments and other - GLOBALFOUNDRIES	84	(113)	—
Prepaid expenses and other assets	(111)	(7)	(103)
Accounts payables, accrued liabilities and other	(156)	(231)	266
Payable to GLOBALFOUNDRIES	27	(146)	(89)
Net cash used in operating activities	(226)	(98)	(148)
Cash flows from investing activities:
Purchases of available-for-sale securities	(227)	(790)	(1,043)
Purchases of property, plant and equipment	(96)	(95)	(84)
Proceeds from sales and maturities of available-for-sale securities	462	873	1,344
Proceeds from sale of property, plant and equipment	8	—	238
Net cash provided by (used in) investing activities	147	(12)	455
Cash flows from financing activities:
Proceeds from borrowings, net	100	1,155	55
Proceeds from issuance of common stock	5	4	3
Repayments of long-term debt and capital lease obligations	(44)	(1,115)	(55)
Other	(2)	2	10
Net cash provided by financing activities	59	46	13
Net increase (decrease) in cash and cash equivalents	(20)	(64)	320
Cash and cash equivalents at beginning of year	805	869	549
Cash and cash equivalents at end of year	$785	$805	$869
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$149	$138	$152
Income taxes	$3	$7	$9
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
December 26, 2015, December 27, 2014 and December 28, 2013
NOTE 1: Nature of Operations
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. The Company primarily offers:

(i)
x86 microprocessors, as a standalone central processing unit (CPU) or as incorporated into an accelerated processing unit (APU), chipsets, and discrete graphics processing units (GPUs) for the consumer, commercial and professional graphics markets; and

(ii)	server and embedded CPUs, GPUs and APUs, and semi-custom System-on-Chip (SoC) products and technology for game consoles.
NOTE 2: Summary of Significant Accounting Policies
Fiscal Year. The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2015, 2014 and 2013 ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, each consisted of 52 weeks.
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

Deferred revenue and related product costs were as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Deferred revenue	$94	$130
Deferred cost of sales	(41)	(58)
Deferred income on shipments to distributors	$53	$72
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
Assets Held for Sale. Assets held for sale represents components that meet accounting requirements to be classified as held for sale and presented as single asset and liability amounts in the Company’s financial statements at lower of carrying value or fair value, less cost to sell. The determination of fair value involves significant judgments and assumptions. In determining the fair value less cost to sell, the Company considered factors including, among others, the nature of the sales transaction, the composition of assets and/or businesses in the disposal group, current sales prices for comparable assets and/or businesses and negotiations with third party purchaser(s).
As of December 26, 2015, the Company’s assets held for sale included in other current assets and liabilities related to assets held for sale included in other current liabilities amounted to $183 million and $79 million, respectively. See Note 4 “Equity Interest Purchase Agreement” below, for additional information.
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
Marketing, Communications and Advertising Expenses. Marketing, communications and advertising expenses for 2015, 2014 and 2013 were approximately $154 million, $194 million and $210 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue.
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
The following table sets forth the components of basic and diluted loss per share:

	2015	2014	2013
	(In millions, except per share amounts)
Numerator—Net loss:
Numerator for basic and diluted net loss per share	$(660)	$(403)	$(83)
Denominator—Weighted-average shares:
Denominator for basic and diluted net loss per share	783	768	754
Net loss per share:
Basic	$(0.84)	$(0.53)	$(0.11)
Diluted	$(0.84)	$(0.53)	$(0.11)
Potential shares from outstanding stock options, restricted stock and restricted stock units totaling approximately 52 million, 48 million and 59 million for 2015, 2014 and 2013, respectively, were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.
Accumulated Other Comprehensive Loss. Unrealized holding gains or losses on the Company’s available-for-sale securities and unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges are included in other comprehensive loss.
The table below summarizes the changes in accumulated other comprehensive loss by component for the years ended December 26, 2015 and December 27, 2014:

	December 26, 2015			December 27, 2014
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$1	$(6)	$(5)	$1	$(3)	$(2)
Unrealized gains (losses) arising during the period, net of tax effects	(2)	(22)	(24)	—	(9)	(9)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects	—	21	21	—	6	6
Total other comprehensive income (loss)	(2)	(1)	(3)	—	(3)	(3)
Ending balance	$(1)	$(7)	$(8)	$1	$(6)	$(5)
Stock-Based Compensation. The Company estimates stock-based compensation cost for stock options at the grant date based on the option’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock and restricted stock units, including performance-based restricted stock units (PRSUs), fair value is based on the closing price of the Company’s common stock on the grant date. The Company estimates the grant-date fair value of stock options, restricted stock and restricted stock units that involve a market condition using a Monte Carlo simulation model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.
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
Recently Issued Accounting Standards

Income Tax. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will be effective in the first quarter of 2017, with early adoption permitted. ASU 2015-17 may be adopted either prospectively or retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2015-17 on its consolidated financial statements.
Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements.
Interest—Imputation of Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company plans to adopt ASU 2015-03 in the first quarter of 2016, at which time the Company will reclassify approximately $30 million of debt issuance costs associated with the Company’s long-term debt from other non-current assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.
Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.
Share-Based Payments with Performance Targets. In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target be treated as a performance condition if it affects vesting and could be achieved after the requisite service period is rendered. ASU 2014-12 will be effective in the first quarter of 2016, with early adoption permitted. The Company may use either of two methods: (i) prospective application to all awards granted or modified after the effective date or (ii) retrospective application to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company evaluated the impact of its pending adoption of ASU 2014-12 on its consolidated financial statements and has not yet determined which method it will apply. The adoption of this standard will not materially impact the Company’s consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. In July 2015, FASB announced a decision to defer the effective date for this ASU. ASU 2014-09 will be effective for the Company in the first quarter of 2018 with early adoption permitted (for annual reporting periods beginning after December 15, 2016). The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined which approach it will apply.
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
Wafer Supply Agreement
The WSA governs the terms by which the Company purchases products manufactured by GF. Pursuant to the WSA, the Company is required to purchase all of its microprocessor and APU product requirements and a certain portion of its GPU product requirements from GF with limited exceptions. If the Company acquires a third party business that manufactures microprocessor and APU products, the Company will have up to two years to transition the manufacture of such microprocessor and APU products to GF.
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
As of December 26, 2015, certain wafer deliveries under the fifth amendment to the WSA have been delayed until fiscal 2016. As of December 26, 2015, purchase obligations for fiscal 2016 were approximately $248 million, of which approximately $185 million, consisting of wafers and research and development activities, were received by December 31, 2015.
The Company generally negotiates its purchase commitments with GF on an annual basis and as such the Company cannot meaningfully quantify or estimate its future purchase obligations to GF. The Company is currently in the process of negotiating a sixth amendment to the WSA, and it expects that its future purchases from GF will continue to be material.
The Company’s total purchases from GF related to wafer manufacturing and research and development activities were $0.9 billion for 2015 and $1 billion for each 2014 and 2013, respectively.
NOTE 4: Equity Interest Purchase Agreement

On October 15, 2015, the Company entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which the Company will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million and the Company estimates it will receive approximately $320 million cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of the Company’s subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to the Company. The Company plans to account for its investment in the JVs under the equity method of accounting.

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

As a result of the decision to form the above JVs, the balance sheet as of December 26, 2015 reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. The Company reclassified $183 million to other current assets and $79 million to other current liabilities. Asset balances reclassified into other current assets primarily consist of property, plant, and equipment of $110 million, goodwill allocation of $42 million and inventory of $15 million. Liability balances reclassified into other current liabilities primarily consist of accounts payable of $70 million. The balances included in the final gain/(loss) calculation, at closing, are likely to be different due to normal operational activities occurring through the closing date.

NOTE 5: Supplemental Balance Sheet Information
Inventories

	December 26, 2015	December 27, 2014
	(In millions)
Raw materials	$16	$40
Work in process	482	431
Finished goods	180	214
Total inventories, net	$678	$685
Other current assets

	December 26, 2015	December 27, 2014
	(In millions)
Assets held-for-sale	$183	$—
Other current assets	65	48
Total other current assets	$248	$48
Property, plant and equipment

	December 26, 2015	December 27, 2014
	(In millions)
Land and land improvements	$1	$4
Buildings and leasehold improvements	145	246
Equipment	821	1,416
Construction in progress	17	14
Property, plant and equipment, gross	984	1,680
Accumulated depreciation and amortization	(796)	(1,378)
Total property, plant and equipment, net	$188	$302
Depreciation expense for 2015, 2014 and 2013 was $94 million, $115 million and $139 million, respectively.
Other assets

	December 26, 2015	December 27, 2014
	(In millions)
Software and technology licenses	$189	$219
Other	134	125
Total other assets	$323	$344
Accrued liabilities

	December 26, 2015	December 27, 2014
	(In millions)
Accrued compensation and benefits	$95	$139
Marketing programs and advertising expenses	109	141
Software technology and licenses payable	50	39
Other accrued and current liabilities	218	199
Total accrued liabilities	$472	$518

Other current liabilities

	December 26, 2015	December 27, 2014
	(In millions)
Liabilities related to assets held-for-sale	$79	$—
Other current liabilities	45	40
Total other current liabilities	$124	$40
NOTE 6: Goodwill and Acquired Intangible Assets
Goodwill
The carrying amounts of goodwill as of December 26, 2015 and December 27, 2014 were as follows:

	Computing and Graphics	Enterprise, Embedded and Semi-Custom	All Other	Total
	(In millions)
Initial goodwill due to ATI acquisition	$1,194	$255	$745	$2,194
Initial goodwill due to SeaMicro acquisition	165	65	—	230
	1,359	320	745	2,424
Accumulated impairment losses	(1,126)	—	(745)	(1,871)
Balance as of December 28, 2013	233	320	—	553
Impairment charges	(233)	—	—	(233)
Balance as of December 27, 2014	—	320	—	320
Assets held-for-sale	—	(42)	—	(42)
Balance as of December 26, 2015	—	278	—	278
Accumulated impairment losses	$(1,359)	$—	$(745)	$(2,104)
As a result of the decision to form the JVs with Nantong Fujitsu Microelectronics Co., Ltd., the balance sheet as of December 26, 2015 reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. Asset balances reclassified into other current assets included goodwill of $42 million.
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
In the fourth quarters of 2015 and 2013, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment in 2015 and 2013.
Acquisition-related intangible assets
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company decided to exit the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $76 million in “Restructuring and other special charges, net” on the Company’s consolidated statements of operations during 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property.
The balances of acquisition-related intangible assets as of December 26, 2015 and December 27, 2014 were as follows:

	December 26, 2015					December 27, 2014
	Gross	Impairment charges	Accumulated Amortization	Net	Weighted-average amortization period	Gross	Accumulated Amortization	Net
	(In millions, except years)
Developed technology	$258	$(54)	$(204)	$—	5.15 years	$258	$(201)	$57
In-process research and development	6	(6)	—	—	N/A	6	—	6
Customer relationships	168	(1)	(167)	—	1.25 years	168	(167)	1
Trademark and trade name	37	(1)	(36)	—	1.25 years	37	(36)	1
Total	$469	$(62)	$(407)	$—	4.56 years	$469	$(404)	$65
The following table summarizes amortization expense associated with acquisition-related intangible assets:

	2015	2014	2013
	(In millions)
Developed technology	$3	$13	$13
Customer relationships	—	1	1
Trademark and trade name	—	—	4
Total	$3	$14	$18
NOTE 7: Financial Instruments
Cash, Cash Equivalents and Marketable Securities
Cash and financial instruments measured and recorded at fair value on a recurring basis as of December 26, 2015 and December 27, 2014 are summarized below:

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
December 26, 2015
Cash	$409	$409
Level 2(2) (3)
Commercial paper	376	376
Total level 2	376	376
Total	$785	$785

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 27, 2014
Cash	$391	$391	$—
Level 1(1) (2)
Money market funds	4	4	—
Total level 1	4	4	—
Level 2(2) (3)
Commercial paper	618	410	208
Corporate bonds	27	—	27
Total level 2	645	410	235
Total	$1,040	$805	$235

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2015 and 2014.

(3)
The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of December 26, 2015 consisted of commercial paper and as of December 27, 2014 also consisted of money market funds and corporate bonds. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.
In addition to those amounts presented above, as of December 26, 2015 and December 27, 2014, the Company had approximately $1 million and $10 million, respectively, of available-for-sale investments in money market funds, used as collateral for leased buildings and letters of credit deposits, which were included in Other assets on the Company’s consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, at December 26, 2015 and December 27, 2014, the Company had approximately $15 million and $16 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were also included in “Other assets” on the Company’s consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	December 26, 2015		December 27, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt (excluding capital leases)	$230	$230	$172	$173
Long-term debt (excluding capital leases)	$2,025	$1,372	$2,025	$1,858
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

	2015	2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(1)	$(3)
Cost of sales	(4)	—
Research and development	(10)	(3)
Marketing, general and administrative	(7)	(3)
Contracts not designated as hedging instruments
Other income (expense), net	$(3)	$(3)
The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. As of December 26, 2015, the Company’s outstanding contracts were in a net loss position of $6 million. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(6)	$(6)
Contracts not designated as hedging instruments	$—	$(1)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of December 26, 2015 and December 27, 2014, the notional values of the Company’s outstanding foreign currency forward contracts were $156 million and $298 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
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

The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$7	$3
NOTE 8: Concentrations of Credit and Operation Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities, trade receivables and derivative financial instruments used in hedging activities.
The Company places its investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. At the time an investment is made, investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better. The Company invests in tax-exempt securities, including municipal notes and bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 20%, 16% and 10% of the total consolidated accounts receivable balance as of December 26, 2015 and 28%, 17% and 15% of the total consolidated accounts receivable balance as of December 27, 2014. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience, and review of their current credit quality. The Company manages its exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.
The Company’s existing derivative financial instruments are with large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 26, 2015, the Company’s obligations under the contracts exceeded the counterparties’ obligations by $6 million.
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

NOTE 9: Income Taxes
The provision (benefit) for income taxes consists of:

	2015	2014	2013
	(In millions)
Current:
U.S. Federal	$(1)	$(1)	$(2)
U.S. State and Local	—	—	—
Foreign National and Local	16	6	10
Total	15	5	8
Deferred:
U.S. Federal	—	—	3
Foreign National and Local	(1)	—	(2)
Total	(1)	—	1
Provision for income taxes	$14	$5	$9
Loss before income taxes consists of the following:

	2015	2014	2013
	(In millions)
U.S.	$(1,100)	$(621)	$(397)
Foreign	454	223	323
Total pre-tax loss	$(646)	$(398)	$(74)
Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 26, 2015 and December 27, 2014 are as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$2,342	$1,978
Deferred distributor income	20	28
Inventory valuation	39	22
Accrued expenses not currently deductible	74	107
Acquired intangibles	257	248
Tax deductible goodwill	192	295
Federal and state tax credit carryovers	400	391
Foreign capitalized research and development costs	60	41
Foreign research and development ITC credits	231	282
Discount of convertible notes	1	11
Other	119	167
Total deferred tax assets	3,735	3,570
Less: valuation allowance	(3,669)	(3,495)
Total deferred tax assets, net of valuation allowance	66	75
Deferred tax liabilities:
Undistributed foreign earnings	(33)	(37)
Other	(23)	(19)
Total deferred tax liabilities	(56)	(56)
Net deferred tax assets	$10	$19

The breakdown between current and non-current deferred tax assets and deferred tax liabilities as of December 26, 2015 and December 27, 2014 is as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Current deferred tax assets	$8	$2
Non-current deferred tax assets	48	33
Current deferred tax liabilities	(46)	(16)
Net deferred tax assets	$10	$19
Current deferred tax assets and current deferred tax liabilities are included in captions “Other current assets” and “Accrued liabilities,” respectively, on the consolidated balance sheets. Non-current deferred tax assets are included in the caption “Other assets” on the consolidated balance sheets.
As of December 26, 2015, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 26, 2015, in management’s estimate, is not more likely than not to be achieved. In 2015, the net valuation allowance increased by $174 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses in the U.S. In 2014, the net valuation allowance increased by $120 million primarily for increases in deferred tax assets related to net operating losses generated from pre-tax book losses in the U.S. In 2013, the net valuation allowance decreased by $26 million primarily for decreases in deferred tax assets related to the utilization of net operating losses due to pre-tax book income in Canada.
As of December 26, 2015 and December 27, 2014, the Company had $118 million and $127 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances.
The following is a summary of the various tax attribute carryforwards the Company had as of December 26, 2015. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
U.S.-net operating loss carryovers	$6,478	$335	2016 to 2035
U.S.-credit carryovers	$401	$204	2016 to 2035
Canada-net operating loss carryovers	$173	$173	2027 to 2028
Canada-credit carryovers	$302	$32	2021 to 2035
Canada-R&D pools	$225	$225	no expiration
Barbados-net operating loss carryovers	$143	N/A	2016 to 2017
Other foreign net operating loss carryovers	$19	N/A	various
Utilization of $12 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI Technologies ULC (ATI) acquisition.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	2015	2014	2013
	(In millions)
Statutory federal income tax benefit at 35% rate	$(226)	$(139)	$(26)
State taxes, net of federal benefit	1	1	1
Foreign (income) expense at other than U.S. rates	9	1	15
U.S. valuation allowance generated	232	144	22
Credit monetization	(2)	(2)	(3)
Provision for income taxes	$14	$5	$9
The Company has made no provision for U.S. income taxes on approximately $307 million of cumulative undistributed earnings of certain foreign subsidiaries through December 26, 2015 because it is the Company’s intention to indefinitely reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $107 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.
The Company partially recognized undistributed earnings within certain subsidiaries in China of $56 million through December 26, 2015 because the announcement in October 2015 of an agreement to sell 85% of the ownership interest in the subsidiary operating a factory in Suzhou causes the Company to modify its judgment that associated undistributed earnings of that subsidiary’s holding company in China will remain indefinitely reinvested. A future distribution of these earnings will give rise to an associated future withholding tax of $6 million. This is recognized as an income tax expense within the 2015 income tax provision. The same event results in the Chinese holding company recognizing the future benefit of tax losses available to offset taxable gains when the deal closes. The future benefit of those losses is $7 million and is a reduction in the 2015 income tax provision. The net effect of this event in the 2015 income tax provision is a reduction of $1 million.
The Company’s operations in Malaysia currently operate under a tax holiday, which will expire in 2018. This tax holiday may be extended if specific conditions are met. The net impact of the tax holiday did not decrease the Company’s net loss in 2015 because the Company’s operations in Malaysia operated at a net loss. The net impact of tax holidays decreased the Company’s net loss by $2 million in 2014, less than $.01 per share, diluted, and decreased the Company’s net loss by $1 million in 2013, less than $.01 per share, diluted.
A reconciliation of the gross unrecognized tax benefits is as follows:

	2015	2014	2013
	(In millions)
Balance at beginning of year	$28	$52	$56
Increases for tax positions taken in prior years	11	1	1
Decreases for tax positions taken in prior years	(1)	—	(2)
Increases for tax positions taken in the current year	2	2	4
Decreases for settlements with taxing authorities	(2)	(27)	(7)
Balance at end of year	$38	$28	$52

The amount of unrecognized tax benefits that would impact the effective tax rate was $4 million, $3 million and $3 million as of December 26, 2015, December 27, 2014 and December 28, 2013, respectively. The Company had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 26, 2015, December 27, 2014 and December 28, 2013. The Company recognizes the accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
During the 12 months beginning December 27, 2015, the Company does not expect to reduce its unrecognized tax benefits. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.
As of December 27, 2014, the Canada Revenue Agency, or CRA, had completed its audit of ATI for the years 2005 through 2010 and issued its final Notice of Assessment, which the Company has reviewed and agreed to. As of December 26, 2015, the Italian tax authorities had concluded their audit of the Company’s subsidiaries’ activities in Italy for the years 2003 through 2013. The Company has agreed to a settlement of $11 million in taxes and penalties and $2 million in interest. The Company and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 26, 2015.
NOTE 10: Debt and Other Obligations
Total Debt
The Company’s total debt as of December 26, 2015 and December 27, 2014 consisted of:

	December 26, 2015	December 27, 2014
	(In millions)
6.00% Notes, net of discount	$—	$42
6.75% Notes	600	600
6.75% Notes, interest rate swap	7	3
7.75% Notes	450	450
7.50% Notes	475	475
7.00% Notes	500	500
Secured Revolving Line of Credit	230	130
Capital lease obligations	—	12
Total debt	2,262	2,212
Less: current portion	230	177
Total debt, less current portion	$2,032	$2,035
6.00% Convertible Senior Notes due 2015
On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of the 6.00% Convertible Senior Notes (6.00% Notes). In 2015, the Company paid off the remaining $42 million in aggregate principal amount of its 6.00% Notes in cash. As of December 26, 2015, the Company did not have any 6.00% Notes outstanding.
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
As of December 26, 2015, the outstanding aggregate principal amount of the 6.75% Notes was $600 million.
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
During 2014, the Company repurchased $50 million in aggregate principal amount of its 7.75% Notes in open market transactions for $49 million, which included payment of accrued and unpaid interest of $1 million. The Company recorded a total gain of $2 million in connection with the foregoing repurchase of the 7.75% Notes. As of December 26, 2015, the outstanding aggregate principal amount of the 7.75% Notes was $450 million.
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

During 2014, the Company repurchased $25 million in aggregate principal amount of its 7.50% Notes in open market transactions for $24 million. The payment of accrued and unpaid interest included in the purchase price was immaterial. The Company incurred a total gain of $1 million in connection with the foregoing repurchase of the 7.50% Notes. As of December 26, 2015, the outstanding aggregate principal amount of the 7.50% Notes was $475 million. Prior to August 15, 2022, the Company may redeem some or all of the 7.50% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as defined in the 7.50% Indenture).
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

The 7.50% Indenture contains certain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries, to:

•incur additional indebtedness, except specified permitted debt;
•pay dividends and make other restricted payments;
•make certain investments if an event of a default exists, or if specified financial conditions are not satisfied;
•create or permit certain liens;

•	create or permit restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company;
•use the proceeds from sales of assets;
•enter into certain types of transactions with affiliates; and
•consolidate, merge or sell its assets as entirety or substantially as an entirety.
7.00% Senior Notes Due 2024
On June 16, 2014, the Company issued $500 million of its7.00% Senior Notes due 2024 (7.00% Notes). The 7.00% Notes are general unsecured senior obligations of the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between the Company and Wells Fargo Bank, N.A., as trustee.
As of December 26, 2015, the outstanding aggregate principal amount of the 7.00% Notes was $500 million.
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

The 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable to do so.
Secured Revolving Line of Credit
Loan and Security Agreement
The Company and its subsidiary, AMD International Sales & Service, Ltd. (together, the Borrowers), entered into a loan and security agreement on November 12, 2013, as amended on December 11, 2014 (the Loan Agreement), for a secured revolving line of credit for a principal amount of up to $500 million (the Secured Revolving Line of Credit), with up to $75 million available for issuance of letters of credit, with a group of lenders and Bank of America, N.A., acting as agent for the lenders (the Agent). The Secured Revolving Line of Credit had a maturity date of November 12, 2018. Borrowings under the Secured Revolving Line of Credit were limited to up to 85% of eligible account receivable minus certain reserves. The borrowings of the Secured Revolving Line of Credit may be used for general corporate purposes, including working capital needs.
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (together with the Borrowers, the Loan Parties) amended and restated the Loan Agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount of up to $500 million with up to$75 million available for issuance of letters of credit, which remained unchanged from the Loan Agreement. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.
The Secured Revolving Line of Credit matures on April 14, 2020 and is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.
The Borrowers may elect a per annum interest rate equal to (a) the London Interbank Offered Rate (LIBOR) plus the applicable margin set forth in the chart below (the Applicable Margin) as determined by the average availability under the Secured Revolving Line of Credit and the fixed charge coverage ratio for the most recently ended four-fiscal-quarter period; or (b) (i) the greatest of (x) the Agent’s prime rate, (y) the federal funds rate, as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) the Applicable Margin.
Applicable Margin, if average availability is equal to or greater than 66.66% of the total commitment amount and the fixed charge coverage ratio for the most recently ended four-fiscal quarter period is greater than or equal to 1.25 to 1.00, is 0.25% for Base Rate Revolver Loans and 1.25% for LIBOR Revolver Loans. Otherwise, Applicable Margin is determined in accordance with the below table:

Level	Average Availability for Last Fiscal Month	Base Rate Revolver Loans: Applicable Margin	LIBOR Revolver Loans: Applicable Margin
I	greater than or equal to 66.66% of the Revolver Commitment	0.5%	1.5%
II	greater than or equal to 33.33% of the Revolver Commitment, less than 66.66%	0.75%	1.75%
III	less than 33.33% of the Revolver Commitment	1%	2%
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
The Amended and Restated Loan Agreement contains covenants that place certain restrictions on the Loan Parties’ ability to, among other things, allow certain of the Company’s subsidiaries that manufacture or process inventory for the Loan Parties to borrow secured debt or unsecured debt beyond a certain amount, amend or modify certain terms of any debt of $50 million or more or subordinated debt, create or suffer to exist any liens upon accounts or inventory, sell or transfer any of Loan Parties’ accounts or inventory other than certain ordinary-course transfers and certain supply chain finance arrangements, make certain changes to any Loan Party’s name or form or state of organization without notifying the Agent, liquidate, dissolve, merge, amalgamate, combine or consolidate, or become a party to certain agreements restricting the Loan Parties’ ability to incur or repay debt, grant liens, make distributions, or modify loan agreements.
Further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) is greater than the greater of 20% of the total commitment amount and $100 million. Such restrictions limit the Loan Parties’ ability to, among other things, create any liens upon any of the Loan Parties’ property other than customary permitted liens and liens on up to $1.5 billion of secured credit facilities debt (which amount includes the Secured Revolving Line of Credit), declare or make cash distributions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements, make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date or become a party to certain agreements restricting the Loan Parties’ ability to enter into any non arm’s-length transaction with an affiliate.
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
At December 26, 2015 and December 27, 2014, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million and $130 million, respectively, at an interest rate of 4.00% and4.25%, respectively. At December 26, 2015, the Secured Revolving Line of Credit also had $16 million related to outstanding Letters of Credit, and up to $87 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of December 26, 2015, the Company was in compliance with all required covenants stated in the Loan Agreement.
The agreements governing the 6.75% Notes, 7.75% Notes, 7.50% Notes, 7.00% Notes and the Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.
Capital Lease Obligations
The Company terminated its capital lease obligations and entered into a non-cancelable operating lease agreement related to one of its facilities in Markham, Ontario, Canada during 2015. As of December 26, 2015, the Company did not have any capital lease obligations outstanding.
Future Payments on Total Debt
As of December 26, 2015, the Company’s future debt payment obligations were as follows:

	Long Term Debt (Principal only)	Short Term Debt (Principal only)
	(In millions)
2016	$—	$230
2017	—	—
2018	—	—
2019	600	—
2020	450	—
2021 and thereafter	975	—
Total	$2,025	$230
NOTE 11: Other Expense, Net
The following table summarizes the components of other income (expense), net:

	2015	2014	2013
	(In millions)
Net loss on debt redemptions	$—	$(61)	$(1)
Other	(5)	(5)	1
Other expense, net	$(5)	$(66)	$—

NOTE 12: Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. In connection with the Company’s continued strategic transformation, effective July 1, 2014, the Company realigned its organizational structure. As a result of this organizational change, the Company has the following two reportable segments:
•the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processing units (GPUs) and professional graphics; and
•the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, engineering services and royalties.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortizations of acquired intangible assets, employee stock-based compensation expense, restructuring and other special charges, net, technology node transition charge, workforce rebalancing severance charges, goodwill impairment charge, significant or unusual lower of cost or market inventory adjustments and a net gain from licenses and settlement agreements regarding patent-related matters. The Company also reported the results of former businesses in the All Other category because the operating results were not material.
The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) before income taxes for 2015, 2014 and 2013. The results prior to July 1, 2014 have been recast to reflect the Company’s new reportable segments.

	2015	2014	2013
	(In millions)
Net revenue:
Computing and Graphics	$1,805	$3,132	$3,720
Enterprise, Embedded and Semi-Custom	2,186	2,374	1,577
All Other	—	—	2
Total net revenue	$3,991	$5,506	$5,299
Operating income (loss):
Computing and Graphics	$(502)	$(76)	$(101)
Enterprise, Embedded and Semi-Custom	215	399	295
All Other	(194)	(478)	(91)
Total operating income (loss)	$(481)	$(155)	$103
Interest expense	(160)	(177)	(177)
Other expense, net	(5)	(66)	—
Loss before income taxes	$(646)	$(398)	$(74)
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
The following table summarizes sales to external customers by country, which is based on the billing location of the customer:

	2015	2014	2013
	(In millions)
United States	$984	$1,030	$801
Europe	168	325	460
China	1,145	2,324	2,519
Singapore	356	371	610
Japan	1,254	1,324	710
Other countries	84	132	199
Total sales to external customers	$3,991	$5,506	$5,299
The Company had two customers that accounted for more than 10% of the Company’s consolidated net revenue in 2015. The Company had three customers that accounted for more than 10% of the Company’s consolidated net revenue in 2014 and 2013. Net sales to these customers were approximately 31% and 18% of consolidated net revenue in 2015, 23%, 13% and 13% of consolidated net revenue in 2014 and 17%, 11% and 10% of consolidated net revenue in 2013. The majority of the revenue from these customers was related to products from the Enterprise, Embedded and Semi-Custom segment.
The following table summarizes long-lived assets by geographic areas:

	2015	2014
	(In millions)
United States	$123	$149
Malaysia	11	57
China	5	45
Singapore	25	17
Other countries	24	34
Total long-lived assets	$188	$302
NOTE 13: Stock-Based Incentive Compensation Plans
The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). As of December 26, 2015, the Company also has stock options outstanding under equity compensation plans that the Company assumed as part of its SeaMicro acquisition. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the SeaMicro plan were consolidated into the 2004 Plan. As of December 26, 2015, the Company had 11.4 million shares of common stock that were available for future grants and 83 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock and restricted stock units.
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
Restricted Stock Units. Restricted stock units (RSUs) are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share.
Performance-based Restricted Stock Units. Performance-based Restricted Stock Units (PRSUs) can be granted to certain of the Company’s senior executives. The performance metrics can be financial performance, non-financial performance and/or market condition. Each PRSU award reflects a target number of shares (Target Shares) that may be issued to an award recipient before adjusting based on the Company’s financial performance, non-financial performance and/or market conditions. The actual number of shares that a grant recipient receives at the end of the period may range from 0% to 250% of the Target Shares granted, depending upon the degree of achievement of the performance target designated by each individual award.
Stock options, stock appreciation rights, restricted stock, RSUs and PRSUs granted after April 29, 2015, generally may not vest in less than one year following the date of grant.
Valuation and Expense Information
Stock-based compensation expense related to employee stock options, restricted stock and restricted stock units was allocated in the consolidated statements of operations as follows:

	2015	2014	2013
	(In millions)
Cost of sales	$3	$3	$5
Research and development	36	44	48
Marketing, general, and administrative	24	34	38
Total stock-based compensation expense, net of tax of $0	$63	$81	$91
During 2015, 2014 and 2013, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any effects relating to financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.
Stock Options. The Company uses the lattice-binomial model in determining the fair value of the employee stock options.
The weighted-average estimated fair value of employee stock options granted for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $1.02, $1.46 and $1.52 per share, respectively, using the following weighted-average assumptions:

	2015	2014	2013
Expected volatility	60.14%	53.36%	59.03%
Risk-free interest rate	1.29%	1.15%	0.79%
Expected dividends	—%	—%	—%
Expected life (in years)	3.91	3.86	3.83
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
The following table summarizes stock option activity, including market-based stock options, and related information:

	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Stock options:
Outstanding at beginning of year	36	$4.78	35	$5.08	38	$5.51
Granted	8	$2.12	8	$3.73	6	$3.63
Canceled	(9)	$4.91	(4)	$7.64	(6)	$7.73
Exercised	(3)	$1.61	(3)	$1.47	(3)	$1.56
Outstanding at end of year	32	$4.44	36	$4.78	35	$5.08
Exercisable at end of year	21	$5.34	23	$5.28	22	$5.62
As of December 26, 2015, the weighted-average remaining contractual life of outstanding stock options was 3.38 years and their aggregate intrinsic value was $6 million. As of December 26, 2015, the weighted-average remaining contractual life of exercisable stock options was 1.96 years and their aggregate intrinsic value was $1 million. The total intrinsic value of stock options exercised for 2015, 2014 and 2013 was $2 million, $7 million and $5 million, respectively.
As of December 26, 2015, the Company had $11 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 2.30 years.
Restricted Stock and RSUs. Restricted stock and RSUs vest in accordance with the terms and conditions established by the Compensation and Leadership Resources Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of restricted stock and RSUs is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.
The summary of the changes in restricted stock and RSUs outstanding, including the PRSUs, during 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
	(In millions except share price)
Unvested balance at beginning of period	43	$4.05	40	$4.52	25	$6.41
Granted	38	$2.03	23	$3.89	28	$3.81
Forfeited	(15)	$3.71	(5)	$4.48	(3)	$5.76
Vested	(15)	$4.13	(15)	$4.90	(10)	$6.93
Unvested balance at end of period	51	$2.61	43	$4.05	40	$4.52
Included in the table above are approximately 0.3 million shares of restricted stock granted upon the acquisition of SeaMicro in 2012. The weighted-average estimated fair value of the restricted stock was $4.03.
The total fair value of restricted stock and RSUs vested during 2015, 2014 and 2013 was $33 million, $60 million and $36 million, respectively. Compensation expense recognized for the restricted stock and RSUs for 2015, 2014 and 2013 was approximately $57 million, $65 million and $68 million, respectively.
As of December 26, 2015, the Company had $88 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and RSUs that will be recognized over the weighted-average period of 1.99 years.
PRSUs. The Company estimated the fair value for the PRSUs with a market condition using Monte Carlo simulation model on the date of grant. During 2015, the Company granted 5.2 million PRSUs to certain of the Company’s senior executives, of which 3.9 million PRSUs included a market condition. During 2014, the Company granted 5.2 million PRSUs to certain of the Company’s certain senior executives, of which 4.1 million PRSUs included a market condition.
The summary of the changes in the PRSUs during 2015, 2014 and 2013 is presented below.

	2015	2014	2013
	(Shares in millions)
Unvested shares at beginning of period	9	5	2
Granted	5	5	3
Forfeited	(7)	(1)	—
Vested	—	—	—
Unvested shares at end of period	7	9	5
NOTE 14: Other Employee Benefit Plans
The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched 75% of employees’ contributions up to 6% of their compensation, to a maximum per employee match of $11,925, $11,700 and $11,475 for 2015, 2014 and 2013, respectively. The Company’s contributions to the 401(k) plan for 2015, 2014 and 2013 were approximately $16 million, $18 million and $19 million, respectively.
NOTE 15: Commitments and Guarantees
Operating Leases
As of December 26, 2015, the Company’s future non-cancelable operating lease commitments, including those for facilities vacated in connection with restructuring activities, were as follows:

Year	Operating leases
(In millions)
2016	$51
2017	50
2018	45
2019	28
2020	26
2021 and thereafter	106
Total non-cancelable operating lease commitments	$306
The Company leases certain of its facilities, and in some jurisdictions, the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2028. The Company also leases certain manufacturing and office equipment for terms ranging from one to five years. Rent expense for 2015, 2014 and 2013 was $47 million, $59 million and $64 million, respectively.
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
In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company recorded a deferred gain of $14 million on the sale and is amortizing over the initial lease term. The initial operating lease term expires in September 2023 and provides for options to extend the lease for 4 years at the end of the initial lease term, and for an additional 3.5 years thereafter.
Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 26, 2015 were $306 million.
Purchase and Other Contractual Obligations
The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. As of December 26, 2015, total non-cancelable purchase obligations, excluding the Company’s wafer purchase commitments to GF under the WSA, were $319 million.

The Company also had other contractual obligations, included in “Other long-term liabilities” on its consolidated balance sheet, which consists of $40 million of payments due under certain software and technology licenses that will be paid through 2018.
Future unconditional purchase obligations as of December 26, 2015 were as follows:

Year	Unconditional purchase obligations
(In millions)
2016	$254
2017	42
2018	37
2019	26
2020	—
2021 and thereafter	—
Total unconditional purchase commitments	$359
Obligations to GF
Obligations to GF represent all of the Company’s expected cash payments to GF based on wafer receipts and research and development activities. As of December 26, 2015, purchase obligations for fiscal 2016 were approximately $248 million, of which amount wafers and research and development activities of approximately $185 million were received by December 31, 2015.
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those CPU and AMD APU products that are commonly referred to as “processors in a box” and for certain server CPU products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or professional graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty during the years ended December 26, 2015 and December 27, 2014 are as follows:

	December 26, 2015	December 27, 2014
	(In millions)
Beginning balance	$19	$17
New warranties issued during the period	28	32
Settlements during the period	(26)	(39)
Changes in liability for pre-existing warranties during the period, including expirations	(6)	9
Ending balance	$15	$19
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

NOTE 16: Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the “Hatamian Lawsuit”) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding its 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. The discovery process is ongoing. On September 4, 2015, plaintiffs filed their motion for class certification. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuit
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 (“Wessels”) was filed against the Company (as a nominal defendant only) and certain of the Company’s directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding its 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company’s common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (“Hamilton”) was filed against the Company (as a nominal defendant only) and certain of the Company’s directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.  On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (“Ha”) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the shareholder vote on AMD’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
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
To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $4 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

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
NOTE 17: Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan involves a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. During 2015, the Company recorded a $37 million restructuring charge, which consisted of approximately $27 million of severance and benefit costs, approximately $1 million of facilities related consolidation charges and approximately $9 million of intangible asset related charges associated with the impairment of certain software licenses that have ongoing payment obligations. The 2015 Restructuring Plan resulted in total cash payments of $14 million in 2015. The Company expects the 2015 Restructuring Plan will likely result in total cash payments of approximately $14 million in 2016. The Company expects actions associated with the 2015 Restructuring Plan to be substantially completed by the end the third quarter of 2016.
The following table provides a summary of the restructuring activities during 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s consolidated balance sheets as of December 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of June 27, 2015	$—	$—	$—
Charges (reversals), net	27	10	37
Cash payments	(13)	(1)	(14)
Non-cash charges	—	(9)	(9)
Balance as of December 26, 2015	$14	$—	$14
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. The Company recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities related costs and $6 million for asset impairments, a non-cash charge. During 2015, the Company recorded a $16 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $2 million for severance and related benefits and $9 million for facilities related costs. The 2014 Restructuring Plan was substantially completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities during 2015 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s consolidated balance sheets as of December 26, 2015:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 27, 2014	$26	$13	$39
Charges (reversals), net	2	14	16
Cash payments	(23)	(7)	(30)
Non-cash charges	—	(5)	(5)
Balance as of December 26, 2015	$5	$15	$20

2012 Restructuring Plan
In the fourth quarter of 2012, the Company implemented a restructuring plan designed to improve the Company’s cost structure and to strengthen its competitiveness in core growth areas. The plan primarily involved a workforce reduction of approximately 14% as well as asset impairments and facility consolidations. The Company recorded restructuring expense in the fourth quarter of 2012 of approximately $90 million which was primarily comprised of employee severance. The non-cash portion of the restructuring expense included approximately $4 million of asset impairments. In 2014 and 2013, the Company incurred costs of $3 million and $11 million, respectively, related to facility consolidation and site closures, which were partially offset by the release of employee severance costs of $2 million and $5 million, respectively. The 2012 restructuring plan was substantially completed as of the end of the third quarter of 2013.
Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $76 million in “Restructuring and other special charges, net” on the Company’s consolidated statements of operations during 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company expects to complete this exit activity by the end of the first quarter of 2016.
Executive Officer Separation
In the fourth quarter of 2014, the Company recorded other special charges of $13 million. The amount primarily included $10 million due to the departure of the Company’s former CEO, of which $5 million was related to cash and $5 million was related to stock-based compensation expense. The amount is recorded under “Restructuring and other special charges, net” on the consolidated statements of operations.
Sale and Leaseback Transactions
In September 2013, the Company sold a light industrial building in Singapore and leased back a portion of the original space. The Company received net proceeds of $46 million in connection with the sale, which resulted in a $17 million gain that the Company recorded in the third quarter of 2013 and a $14 million deferred gain as of September 28, 2013 that is being amortized over the initial operating lease term. The initial operating lease term expires in September 2023 and provides for options to extend the operating lease for 4 years at the end of the initial lease term, and for an additional 3.5 years thereafter.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.
.

/s/ Ernst & Young LLP

Redwood City, California
February 18, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2015 and schedule of Advanced Micro Devices, Inc., and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 18, 2016

Supplementary Financial Information (unaudited)
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2015 and 2014 consisted of 13 weeks.

	(In millions, except per share amounts)
	2015				2014
	Dec. 26	Sep. 26	Jun. 27	Mar. 28	Dec. 27	Sep. 27	Jun. 28	Mar. 29
Net revenue	$958	$1,061	$942	$1,030	$1,239	$1,429	$1,441	$1,397
Cost of sales (1)	675	822	710	704	879	935	943	910
Gross margin	283	239	232	326	360	494	498	487
Research and development	229	241	235	242	238	278	277	279
Marketing, general and administrative	109	108	134	131	144	150	154	156
Amortization of acquired intangible assets	—	—	—	3	4	3	4	3
Restructuring and other special charges (gains), net (2)	(6)	48	—	87	71	—	—	—
Goodwill impairment charge(3)	—	—	—	—	233	—	—	—
Operating income (loss)	(49)	(158)	(137)	(137)	(330)	63	63	49
Interest expense	(41)	(39)	(40)	(40)	(41)	(43)	(46)	(47)
Other income (expense), net	(2)	—	(3)	—	4	(1)	(49)	(20)
Income (loss) before income taxes	(92)	(197)	(180)	(177)	(367)	19	(32)	(18)
Provision (benefit) for income taxes	10	—	1	3	(3)	2	4	2
Net income (loss)	$(102)	$(197)	$(181)	$(180)	$(364)	$17	$(36)	$(20)
Net income (loss) per share
Basic	$(0.13)	$(0.25)	$(0.23)	$(0.23)	$(0.47)	$0.02	$(0.05)	$(0.03)
Diluted	$(0.13)	$(0.25)	$(0.23)	$(0.23)	$(0.47)	$0.02	$(0.05)	$(0.03)
Shares used in per share calculation
Basic	791	785	778	777	776	770	764	761
Diluted	791	785	778	777	776	785	764	761

(1)
During 2015, the Company recorded a technology node transition charge of $33 million in the second quarter and an inventory write-down of $65 million in the third quarter. During the fourth quarter of 2014, the Company recorded a lower of cost or market charge of $58 million related to our second-generation APU products.

(2)
Under the 2014 restructuring plan, the Company recorded restructuring and other special charges, net of $71 million, $12 million and $6 million in fourth quarter of 2014, first quarter of 2015, respectively, and third quarter of 2015, and a restructuring charge reversal of $2 million in fourth quarter of 2015. During the first quarter of 2015, the Company exited the dense server systems business and recorded restructuring and other special charges, net of $75 million in first quarter of 2015 and $1 million in third quarter of 2015. Under the 2015 restructuring plan, the Company recorded restructuring and other special charges, net of $41 million in third quarter of 2015 and a restructuring charge reversal of $4 million in fourth quarter of 2015.

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
As of December 26, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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
Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 26, 2015, which is included in Part II, Item 8, above.

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
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2016 annual meeting of stockholders (our 2016 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Web Site Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Directors’ Compensation and Benefits” (including “2015 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2015 Summary Compensation Table,” “2015 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Grants of Plan-Based Awards in 2015” and “Option Exercises and Stock Vested in 2015”) and “Severance and Change in Control Arrangements” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2016 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2016 Proxy Statement, our 2016 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2016 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

4.5
Indenture governing the 6.75% Senior Notes due 2019, including the form of the 6.75% Note, between Advanced Micro Devices, Inc. and Wells Fargo, N.A., as Trustee, dated February 26, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 26, 2014 is hereby incorporated by reference.

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

*10.20
Form of Performance-Based Restricted Stock Unit Agreement (U.S. Senior Vice Presidents and Above) under the 2004 Equity Incentive Plan, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2010, is hereby incorporated by reference.

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

**10.59
Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 29, 2014, is hereby incorporated by reference.

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

*10.62
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.63
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.64
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

10.65
First Amendment to Loan and Security Agreement, dated as of December 11, 2014, by and among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 17, 2014, is hereby incorporated by reference.

*10.66
Offer Letter, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014, filed as Exhibit 10.66 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.67
Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.68
Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Senior Vice Presidents effective December 31, 2014, filed as Exhibit 10.68 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

10.69
Amended and Restated Loan and Security Agreement dated as of April 14, 2015, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 15, 2015, is hereby incorporated by reference.

10.70
First Amendment to Amended and Restated Loan and Security Agreement dated as of June 10, 2015, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A., filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, is hereby incorporated by reference.

*10.71
Offer Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated April 17, 2015, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, is hereby incorporated by reference.

*10.72
Sign-on Bonus Letter between Advanced Micro Devices, Inc. and Jim R. Anderson, dated May 27, 2015, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, is hereby incorporated by reference.

*10.73
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, is hereby incorporated by reference.

*10.74
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, is hereby incorporated by reference.

*10.75
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, is hereby incorporated by reference.

10.76
Equity Interest Purchase Agreement by and between Advanced Micro Devices, Inc. and Nantong Fujitsu Microelectronics Co., Ltd. dated as of October 15, 2015, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 15, 2015, is hereby incorporated by reference.

**10.77
Wafer Supply Agreement Amendment No. 5, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 27, 2015, is hereby incorporated by reference.

*10.78	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

*10.79	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Plan.

*10.80	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

21	List of AMD subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________
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

February 18, 2016	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President, Chief Financial Officer, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISA T. SU	President and Chief Executive Officer (Principal Executive Officer), Director	February 18, 2016
Lisa T. Su

/s/ DEVINDER KUMAR	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2016
Devinder Kumar

*	Director	February 18, 2016
John E. Caldwell

*	Director	February 18, 2016
Henry WK Chow

*	Chairman of the Board	February 18, 2016
Bruce L. Claflin

*	Director	February 18, 2016
Nora Denzel

*	Director	February 18, 2016
Nicolas M. Donofrio

*	Director	February 18, 2016
Martin L. Edelman

*	Director	February 18, 2016
Michael Inglis

*	Director	February 18, 2016
John R. Harding

*	Director	February 18, 2016
Joseph Householder

*	Director	February 18, 2016
Ahmed Yahia

*By:	/s/ DEVINDER KUMAR
Devinder Kumar, Attorney-in-Fact

SCHEDULE II
ADVANCED MICRO DEVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended
December 26, 2015, December 27, 2014 and December 28, 2013
(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 28, 2013	$2	$(2)	$—	$—
December 27, 2014	$—	$—	$—	$—
December 26, 2015	$—	$—	$—	$—

(1)	Accounts written off