Form 10-Q
period 2016-03-26
ADVANCED MICRO DEVICES INC
filed 2016-04-28
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 22, 2016: 793,519,835

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions, except per share amounts)
Net revenue	$832	$1,030
Cost of sales	563	704
Gross margin	269	326
Research and development	242	242
Marketing, general and administrative	105	131
Amortization of acquired intangible assets	—	3
Restructuring and other special charges, net	(3)	87
Licensing gain	(7)	—
Operating loss	(68)	(137)
Interest expense	(40)	(40)
Loss before income taxes	(108)	(177)
Provision for income taxes	1	3
Net loss	$(109)	$(180)
Net loss per share
Basic	$(0.14)	$(0.23)
Diluted	$(0.14)	$(0.23)
Shares used in per share calculation
Basic	793	777
Diluted	793	777
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Net loss	$(109)	$(180)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax effects of $1 and $0	(2)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $2 and $0	2	(11)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of $1 and $0	2	4
Total other comprehensive income (loss)	2	(7)
Total comprehensive loss	$(107)	$(187)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1) (2)
(Unaudited)

	March 26, 2016	December 26, 2015
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$716	$785
Accounts receivable, net of allowances of $0 and $0	508	533
Inventories, net	675	678
Prepayment and other - GLOBALFOUNDRIES	26	33
Prepaid expenses	49	43
Other current assets	252	248
Total current assets	2,226	2,320
Property, plant and equipment, net	176	188
Goodwill	278	278
Other assets	301	298
Total assets	$2,981	$3,084
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$230	$230
Accounts payable	324	279
Payable to GLOBALFOUNDRIES	233	245
Accrued liabilities	347	472
Other current liabilities	151	124
Deferred income on shipments to distributors	43	53
Total current liabilities	1,328	1,403
Long-term debt	2,006	2,007
Other long-term liabilities	150	86
Commitments and contingencies (See Note 11)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 26, 2016 and December 26, 2015; shares issued: 807 shares on March 26, 2016 and 806 shares on December 26, 2015; shares outstanding: 793 shares on March 26, 2016 and 792 shares on December 26, 2015	8	8
Additional paid-in capital	7,033	7,017
Treasury stock, at cost (14 shares on March 26, 2016 and December 26, 2015)	(123)	(123)
Accumulated deficit	(7,415)	(7,306)
Accumulated other comprehensive loss	(6)	(8)
Total stockholders’ equity (deficit)	(503)	(412)
Total liabilities and stockholders’ equity (deficit)	$2,981	$3,084

(1) Amounts reflected adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes in the first quarter of 2016.
(2) Amounts reflected adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs in the first quarter of 2016.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Cash flows from operating activities:
Net Loss	$(109)	$(180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	46
Stock-based compensation expense	16	17
Non-cash interest expense	4	3
Restructuring and other special charges, net	—	71
Other	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	26	46
Inventories	3	(6)
Prepayment and other - GLOBALFOUNDRIES	7	68
Prepaid expenses and other assets	22	(16)
Accounts payable, accrued liabilities and other	(27)	(124)
Payable to GLOBALFOUNDRIES	(12)	(97)
Net cash used in operating activities	(42)	(172)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(223)
Purchases of property, plant and equipment	(26)	(22)
Proceeds from maturities of available-for-sale securities	—	230
Net cash used in investing activities	(26)	(15)
Cash flows from financing activities:
Proceeds from borrowings, net	—	58
Repayments of long-term debt and capital lease obligations	—	(1)
Other	(1)	2
Net cash provided by (used in) financing activities	(1)	59
Net decrease in cash and cash equivalents	(69)	(128)
Cash and cash equivalents at beginning of period	785	805
Cash and cash equivalents at end of period	$716	$677
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 26, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 26, 2016 and March 28, 2015 each consisted of 13 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Recently Issued Accounting Standards
Income Tax. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The Company has adopted ASU 2015-17 prospectively in the first quarter of 2016. As of March 26, 2016, the Company netted $31 million of deferred tax assets and deferred tax liabilities, respectively, and reclassified $8 million current deferred tax assets and $6 million current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on its condensed consolidated balance sheet. The prior period information was not retrospectively adjusted.

Interest—Imputation of Interest. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. In August 2015, the FASB issued ASU 2015 -15 to amend ASU 2015-03 and address debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity to present debt issuance costs related to a line-of-credit as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This accounting standard update did not impact the effective date of the previously issued guidance. The Company retrospectively adopted ASU 2015-03 and 2015-15 in the first quarter of 2016. As a result, the Company reclassified the financing costs from long term assets to long term debt by $23 million and $25 million as of March 26, 2016 and December 26, 2015, respectively, on its consolidated balance sheets.
Inventory. In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements.
Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15) , which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim and annual periods therein with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. In July 2015, FASB announced a decision to defer the effective date for this ASU. ASU 2014-09 is effective for the Company in the first quarter of 2018 with early adoption permitted (for annual reporting periods beginning after December 15, 2016). The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined which approach it will apply.

Financial Instruments. In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of ASU 2016-01 on its consolidated financial statements.

Leases. During February 2016, the FASB issued ASU No. 2016-02, Leases. (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Investments. In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07), which requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-07 on its consolidated financial statements.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is currently evaluating the impact of its pending adoption of ASU 2016-09 on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.
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
The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended March 26, 2016 and March 28, 2015 were $208 million and $170 million, respectively.
The Company’s currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $300 million which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. The Company is not able to meaningfully quantify or estimate its future purchase obligations to GF beyond this amount because it is currently in the process of negotiating a sixth amendment to the WSA. The Company expects that its future purchases from GF will continue to be material.
GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
NOTE 3. Supplemental Balance Sheet Information
Inventories

	March 26, 2016	December 26, 2015
	(In millions)
Raw materials	$13	$16
Work in process	542	482
Finished goods	120	180
Total inventories, net	$675	$678
Other Current Assets

	March 26, 2016	December 26, 2015
	(In millions)
Assets held-for-sale	$205	$183
Other current assets	47	65
Total other current assets	$252	$248
Property, Plant and Equipment

	March 26, 2016	December 26, 2015
	(In millions)
Leasehold improvements	$145	$146
Equipment	825	821
Construction in progress	13	17
Property, plant and equipment, gross	983	984
Accumulated depreciation and amortization	(807)	(796)
Total property, plant and equipment, net	$176	$188
Other Assets

	March 26, 2016	December 26, 2015
	(In millions)
Software and technology licenses, net	$245	$189
Other	56	109
Total other assets	$301	$298
Accrued Liabilities

	March 26, 2016	December 26, 2015
	(In millions)
Accrued compensation and benefits	$110	$95
Marketing programs and advertising expenses	99	109
Software and technology licenses payable	22	50
Other	116	218
Total accrued liabilities	$347	$472

Other Current Liabilities

	March 26, 2016	December 26, 2015
	(In millions)
Liabilities related to assets held-for-sale	$73	$79
Other current liabilities	78	45
Total other current liabilities	$151	$124
NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
On October 15, 2015, the Company entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which the Company will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co. Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company) and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company) and, together with the Chinese Target Company, (the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million, excluding purchase price adjustments, and the Company estimates it will receive approximately $320 million in cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of the Company’s subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging (ATMP) services to the Company. The Company plans to account for its investment in the JVs under the equity method of accounting.
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
The transaction is expected to close in the second quarter of 2016, pending all regulatory and other approvals.
As a result of the decision to form the above JVs, the balance sheets as of March 26, 2016 and December 26, 2015 reflect held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. As of March 26, 2016, the Company reclassified $205 million to other current assets and $73 million to other current liabilities. Asset balances reclassified into other current assets are primarily comprised of property, plant, and equipment of $131 million, goodwill of $42 million and inventory of $14 million. Liability balances reclassified into other current liabilities are primarily comprised of accounts payable of $65 million. The balances included in the final gain/(loss) calculation, at closing, are likely to be different due to normal operational activities occurring through the closing date.

NOTE 5. Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, the Company and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner) formed a joint venture comprised of two separate legal entities, China JV1 and China JV2, (collectively, the China JVs). The Company’s equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by the Company’s contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the China JVs’ operations. The Company has no obligations to fund the China JVs. The China JVs’ primary purpose is to support the Company’s expansion into the server product market in China. The Company licensed certain of its intellectual property (Licensed IP) to the China JVs for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. The Company will also provide certain engineering and technical support to the China JVs in connection with the product development.
The Company concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. The Company determined that it is not the primary beneficiary of either China JV1 or China JV2 and will not consolidate either of these entities. The Company accounts for its investments in the China JVs under the equity method of accounting.
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process, and thereafter, together with royalty payments,will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. The Company recognized $7 million of operating income related to the Licensed IP in the three months ended March 26, 2016.
The Company’s total exposure to losses through its investment into the China JVs is limited to the Company’s investments in the China JVs, which was zero as of March 26, 2016. The Company’s share in the net losses of the China JVs for the three months ended March 26, 2016 was not material and is not recorded in the Company’s condensed consolidated statement of operations since the Company is not obligated to fund the China JVs losses in excess of the Company’s investment in the China JVs.
As of March 26, 2016 the total assets and liabilities of the China JVs were not material.
NOTE 6. Net Loss Per Share
Basic net loss per share is computed based on the weighted average number of shares outstanding.
Diluted net loss per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units.
The following table sets forth the components of basic and diluted loss per share:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(109)	$(180)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	793	777
Net loss per share:
Basic	$(0.14)	$(0.23)
Diluted	$(0.14)	$(0.23)
Potential shares from stock options and restricted stock units totaling 50 million and 64 million were not included in the net loss per share calculations for the first quarters of 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

NOTE 7. Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value on a recurring basis as of March 26, 2016 and December 26, 2015 are summarized below:

	March 26, 2016	December 26, 2015
	(In millions)
Cash and cash equivalents
Cash	$309	$409
Level 2(1) (2)
Commercial paper	407	376
Total level 2	407	376
Total	$716	$785

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 26, 2016 or the year ended December 26, 2015.

(2)
The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of March 26, 2016 and December 26, 2015 consisted of commercial paper. The amortized cost of available-for-sale securities approximated the fair value for all periods presented.
In addition to those amounts presented above, as of March 26, 2016 and December 26, 2015, the Company had approximately $1 million of available-for-sale investments in money market funds, used as collateral for letters of credit deposits, which were included in Other current assets and Other assets, respectively, on the Company’s condensed consolidated balance sheets as of March 26, 2016 and December 26, 2015. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, as of March 26, 2016 and December 26, 2015, the Company had approximately $12 million and $15 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	March 26, 2016		December 26, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$230	$230	$230	$230
Long-term debt(1)	$2,002	$1,476	$2,000	$1,372

(1)	Carrying amounts of long-term debt are net of unamortized debt issuance costs of $23 million as of March 26, 2016 and $25 million as of December 26, 2015, based on the adoption of ASU 2015-03.
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

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$6	$(7)
Cost of sales	—	(1)
Research and development	(2)	(2)
Marketing, general and administrative	—	(1)
Contracts not designated as hedging instruments
Other income (expense), net	$—	$(1)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	March 26, 2016	December 26, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$—	$(6)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of March 26, 2016 and December 26, 2015, the notional values of the Company’s outstanding foreign currency forward contracts were $190 million and $156 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
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
The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	March 26, 2016	December 26, 2015
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$4	$7

NOTE 8. Income Taxes
In the first quarter of 2016, the Company recorded an income tax provision of $1 million, consisting of $3 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits.
In the first quarter of 2015, the Company recorded an income tax provision of $3 million due to foreign taxes in profitable locations.
As of March 26, 2016, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of March 26, 2016, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of March 26, 2016 were $39 million. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
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

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, technology for game consoles and licensing portions of its intellectual property portfolio.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense and restructuring and other special charges, net.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Net revenue:
Computing and Graphics	$460	$532
Enterprise, Embedded and Semi-Custom	372	498
Total net revenue	$832	$1,030
Operating income (loss):
Computing and Graphics	$(70)	$(75)
Enterprise, Embedded and Semi-Custom	16	45
All Other	(14)	(107)
Total operating loss	$(68)	$(137)

NOTE 10. Stock-Based Incentive Compensation Plans
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Cost of sales	$1	$1
Research and development	9	10
Marketing, general and administrative	6	6
Stock-based compensation expense, net of tax of $0	$16	$17
For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock Options
In the first quarter of 2016, the Company did not grant any employee stock options to its employees.
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Expected volatility	N/A	53.99%
Risk-free interest rate	N/A	1.26%
Expected dividends	N/A	0.00%
Expected life	N/A	3.91 years
In the first quarter of 2015, the Company granted 0.2 million shares of employee stock options, with weighted average grant date fair value per share of $1.29.
Restricted Stock Units
In the first quarters of 2016 and 2015, the Company granted 0.8 million and 5.3 million shares restricted stock units, respectively, with weighted average grant date fair values per share of $2.14 and $2.53, respectively.
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Beginning balance	$15	$19
New warranties issued	5	8
Settlements	(4)	(9)
Changes in liability for pre-existing warranties, including expirations	(3)	3
Ending balance	$13	$21
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
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the “Hatamian Lawsuit”) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process is ongoing.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 (“Wessels”) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding its 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (“Hamilton”) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
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
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 12. Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of the third quarter of 2016.
The following table provides a summary of the restructuring activities in the first quarter of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of March 26, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(2)	—	(2)
Cash payments	(5)	—	(5)
Balance as of March 26, 2016	$7	$—	$7
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the first quarter of 2015, the Company recorded a $12 million restructuring charge, which consisted of $5 million for severance and benefit costs and $7 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015.
The following table provides a summary of the restructuring activities in the first quarter of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of March 26, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(1)	—	(1)
Cash payments	(1)	(1)	(2)
Balance as of March 26, 2016	$3	$14	$17

Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $75 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first quarter of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $6 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company has substantially completed this exit activity during the first quarter of 2016.

NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	March 26, 2016			March 28, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(7)	$(8)	$1	$(6)	$(5)
Unrealized gains (losses) arising during the period	(3)	4	1	—	(11)	(11)
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	3	3	—	4	4
Tax effect	1	(3)	(2)	—	—	—
Total other comprehensive income (loss)	(2)	4	2	—	(7)	(7)
Ending balance	$(3)	$(3)	$(6)	$1	$(13)	$(12)

NOTE 14. Secured Revolving Line of Credit
At March 26, 2016 and December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million, at an interest rate of 4.03% and 4.00%, respectively. At March 26, 2016, the Secured Revolving Line of Credit also had $15 million related to outstanding Letters of Credit, and up to $79 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of March 26, 2016, the Company was in compliance with all required covenants stated in the Loan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; statements regarding the proposed joint ventures (the JVs) between AMD and Nantong Fujitsu Microelectronics Co. Ltd., including the JVs' expected future performance (including expected results of operations and financial guidance); benefits from the proposed JVs; the JVs' future financial condition, operating results, strategy and plans; statements about regulatory and other approvals; the closing date for the proposed transaction and the amount to be received at closing; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom SoC products for game consoles; the level of international sales as compared to total sales; AMD's expected completion of its restructuring plan announced in October 2015 (the 2015 Restructuring Plan); that other unrecognized tax benefits will not materially change in the next 12 months; AMD’s cash and cash equivalents balances, the savings from its restructuring plans and the secured revolving line of credit (Secured Revolving Line of Credit) will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the securities class action and the shareholder derivative suit will not have a material adverse effect on its financial condition, cash flows or results of operations; its dependence on a small number of customers for a substantial part of its revenue; its hedging strategy; its expenditures related to environmental compliance and conflict minerals disclosure requirements; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD relies on GF to manufacture all of its microprocessor and APU products and a certain portion of its GPU products, with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; the completion and impact of the 2015 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; the markets in which AMD’s products are sold are highly competitive; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its product development programs; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and a variety of environmental laws that AMD is subject to could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 35 and “Financial Condition” beginning on page 28 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 26, 2015 and December 27, 2014, and for each of the three years in the period ended December 26, 2015 as filed in our Annual Report on Form 10-K for the year ended December 26, 2015.
Overview
We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products and technology for game consoles and licensing portions of our intellectual property portfolio.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter ended March 26, 2016 compared to the quarter ended March 28, 2015, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the first quarter of 2016 was $832 million, a 19% decrease compared to the first quarter of 2015. The year over year decrease was primarily due to a 14% decrease in Computing and Graphics net revenue and a 25% decrease in Enterprise, Embedded and Semi-Custom net revenue. The decrease in Computing and Graphics segment net revenue was primarily due to lower sales of our notebook processors. The decrease in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by lower sales of our semi-custom SoCs. Gross margin, as a percentage of net revenue, for the first quarter of 2016 was 32%, flat compared to the first quarter of 2015.

The foundation of our growth strategy is building great products with solid execution. During the first quarter of 2016, we continued to execute our product roadmap and delivered new products. In February 2016, we demonstrated our upcoming 2016 Polaris GPU architecture featuring AMD’s 4th generation Graphics Core Next architecture, which was sampled to OEMs in the first quarter of 2016. We launched the AMD A10-7860K APU designed to help enable smooth play of online games and AMD Athlon™ X4 845 desktop processor, which features our “Excavator” x86 architecture. We announced our 3rd generation AMD embedded G-Series SoCs and Embedded G-Series LX SoCs designed to expand developers’ ability to scale x86 platforms. We continued to expand our leadership position in Virtual Reality (VR) by introducing AMD Radeon™ Pro Duo, a platform aimed at most all aspects of VR content creation.

Also, during the first quarter of 2016, we and a third-party Chinese entity formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). We also licensed certain of our intellectual property to the China JVs for a total of approximately $293 million in license fees payable over several years contingent upon the achievement of certain milestones.

Cash and cash equivalents at the end of the first quarter of 2016 were $716 million, compared to $785 million as of the end of the fourth quarter of 2015. Total debt as of the end of the first quarter of 2016 was $2.2 billion, flat from the prior year.

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
Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended March 26, 2016 and March 28, 2015 were $208 million and $170 million, respectively.
Our currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $300 million which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount because we are currently in the process of negotiating a sixth amendment to the WSA. We expect that our future purchases from GF will continue to be material.
GF continues to be a related party of AMD because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), our largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
Equity Interest Purchase Agreement - ATMP Joint Venture
On October 15, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party a majority of the equity interests in AMD Technologies (China) Co., Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company) and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company) and, together with the Chinese Target Company, (the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The JV Party will acquire 85% of the equity interests in each JV for approximately $371 million, excluding purchase price adjustments, and we estimate we will receive approximately $320 million in cash, net of taxes and other customary expenses. After closing, JV Party’s affiliates will own 85% of the equity interests in each JV while certain of our subsidiaries will own the remaining 15%. The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging (ATMP) services to us. We plan to account for our investment in the JVs under the equity method of accounting.
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
The transaction is expected to close in the second quarter of 2016, pending all regulatory and other approvals.
As a result of the decision to form the above JVs, the balance sheets as of March 26, 2016 and December 26, 2015 reflect held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. As of March 26, 2016, we reclassified $205 million to other current assets and $73 million to other current liabilities. Asset balances reclassified into other current assets are primarily comprised of property, plant, and equipment of $131 million, goodwill of $42 million and inventory of $14 million. Liability balances reclassified into other current liabilities are primarily comprised of accounts payable of $65 million. The balances included in the final gain/(loss) calculation, at closing, are likely to be different due to normal operational activities occurring through the closing date.
Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, we and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner) formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). Our equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by our contribution of certain of our patents. The JV Partner is responsible for the initial and on-going financing of the China JVs’ operations. We have no obligations to fund the China JVs. The China JVs’ primary purpose is to support our expansion into the server product market in China. We licensed certain of our intellectual property (Licensed IP) to the China JVs for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the China JVs in connection with the product development.
We concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. We determined that we are not the primary beneficiary of either China JV1 or China JV2 and we will not consolidate either of these entities. We account for our investments in the China JVs under the equity method of accounting.
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process, and thereafter, together with royalty payments, will be recognized in income once earned. We will classify Licensed IP income and royalty income as other operating income. We recognized $7 million of operating income related to the Licensed IP in the three months ended March 26, 2016.
Our total exposure to losses through our investment into the China JVs is limited to our investments in the China JVs, which was zero as of March 26, 2016. Our share in the net losses of the China JVs for the three months ended March 26, 2016 was not material and is not recorded in our condensed consolidated statement of operations since we are not obligated to fund the China JVs losses in excess of our investment in the China JVs.
As of March 26, 2016 the total assets and liabilities of the China JVs were not material.
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
Management believes there have been no significant changes during the quarter ended March 26, 2016 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2015.
We will perform an annual goodwill impairment analysis as of the first day of the fourth quarter of 2016 pursuant to our accounting policy. However, we will also test for goodwill impairment at any time during the year if there are indicators of impairment present. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

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

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, technology for game consoles and licensing portions of our intellectual property portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are amortization of acquired intangible assets, employee stock-based compensation expense and restructuring and other special charges, net.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 26, 2016 and March 28, 2015 each consisted of 13 weeks.
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
The following table provides a summary of net revenue and operating income/(loss) by segment:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Net revenue:
Computing and Graphics	$460	$532
Enterprise, Embedded and Semi-Custom	372	498
Total net revenue	$832	$1,030
Operating income (loss):
Computing and Graphics	$(70)	$(75)
Enterprise, Embedded and Semi-Custom	16	45
All Other	(14)	(107)
Total operating loss	$(68)	$(137)
Computing and Graphics
Computing and Graphics net revenue of $460 million in the first quarter of 2016 decreased by 14%, compared to net revenue of $532 million in the first quarter of 2015, as a result of an 11% decrease in unit shipments and a 5% decrease in average selling price. The decrease in unit shipments was primarily attributable to lower unit shipments of our notebook microprocessor products due to lower demand. The decrease in average selling price was primarily attributable to a shift in our product mix to lower end notebook microprocessor products, partially offset by a higher average selling price of our AIB products.
Computing and Graphics operating loss was $70 million in the first quarter of 2016 compared to an operating loss of $75 million in the first quarter of 2015. The improvement in operating results was primarily due to a decrease in operating expenses, partially offset by the decrease in net revenue referenced above and associated cost of sales. Operating expenses decreased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $372 million in the first quarter of 2016 decreased by 25% compared to net revenue of $498 million in the first quarter of 2015. The decrease was primarily due to lower unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom operating income was $16 million in the first quarter of 2016 compared to operating income of $45 million in the first quarter of 2015. The decline in operating results was primarily due to the decrease in net revenue referenced above and associated cost of sales, partially offset by a decrease in operating expenses and a $7 million IP licensing gain related to the Licensed IP to the China JVs. Operating expenses decreased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $14 million in the first quarter of 2016 primarily included stock-based compensation expense of $16 million.
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
International Sales
International sales as a percentage of net revenue were 85% in the first quarter of 2016 and 75% in the first quarter of 2015. The increase in international sales as a percentage of net revenue in the first quarter of 2016 compared to the first quarter of 2015 was primarily driven by a lower proportion of revenue from domestic sales of our semi-custom SoC products.
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

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions except for percentages)
Cost of sales	$563	$704
Gross margin	269	326
Gross margin percentage	32%	32%
Research and development	242	242
Marketing, general and administrative	105	131
Amortization of acquired intangible assets	—	3
Restructuring and other special charges, net	(3)	87
Licensing gain	(7)	—
Interest expense	(40)	(40)
Provision for income taxes	1	3

Gross Margin
Gross margin as a percentage of net revenue of 32% in the first quarter of 2016 was flat compared to the first quarter of 2015. The decrease in revenue was approximately proportionate to the decrease in cost of sales.
Expenses
Research and Development Expenses
Research and development expenses of $242 million in the first quarter of 2016 was flat compared to $242 million in the first quarter of 2015. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased by $22 million, partially offset by a $20 million decrease in research and development expenses attributable to our Computing and Graphics segment and a $2 million decrease attributable to the All Other category primarily due to decrease in stock-based compensation expenses. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $20 million increase in product engineering and design costs. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $27 million decrease in product engineering and design costs, offset by a $6 million increase in other employee compensation and benefit expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $105 million in the first quarter of 2016 decreased by $26 million, or 20%, compared to $131 million in the first quarter of 2015. The decrease was primarily due to a $21 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment and a $5 million decrease in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment. Marketing, general and administrative expenses attributable to our Computing and Graphics segment decreased primarily due to a $14 million decrease in sales and marketing activities and a $7 million decrease in other general and administrative expenses. Marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment decreased primarily due to a $3 million decrease in sales and marketing activities and a $2 million decrease in other general and administrative expenses.
Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of the third quarter 2016.
The following table provides a summary of the restructuring activities in the first quarter of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of March 26, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(2)	—	(2)
Cash payments	(5)	—	(5)
Balance as of March 26, 2016	$7	$—	$7
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first quarter of 2015, we recorded a $12 million restructuring charge, which consisted of $5 million for severance and benefit costs and $7 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015.

The following table provides a summary of the restructuring activities in the first quarter of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of March 26, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(1)	—	(1)
Cash payments	(1)	(1)	(2)
Non-cash charges	—	—	—
Balance as of March 26, 2016	$3	$14	$17
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $75 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first quarter of 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $6 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We have substantially completed this exit activity during the first quarter of 2016.
Interest Expense
Interest expense of $40 million in the first quarter of 2016 was flat compared to the first quarter of 2015.
Income Taxes
In the first quarter of 2016, we recorded an income tax provision of $1 million, consisting of $3 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits.
In the first quarter of 2015, we recorded an income tax provision of $3 million due to foreign taxes in profitable locations.
As of March 26, 2016, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which at March 26, 2016, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of March 26, 2016 were $39 million. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in the condensed consolidated statements of operations:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In millions)
Cost of sales	$1	$1
Research and development	9	10
Marketing, general and administrative	6	6
Stock-based compensation expense, net of tax of $0	$16	$17

For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $16 million in the first quarter of 2016 remained relatively flat compared to $17 million in the first quarter of 2015.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 26, 2016, our cash and cash equivalents of $716 million were lower compared to $785 million as of December 26, 2015. The decrease was primarily due to lower sales and the timing of related collections and the debt interest payments of $69 million in the first quarter of 2016. During the first quarter of 2016, we used $26 million for purchases of property, plant and equipment and received $52 million associated with the licensing agreement with the China JVs. The percentage of cash and cash equivalents held domestically increased from 88% as of December 26, 2015 to 92% as of March 26, 2016.
Our debt obligations of $2.2 billion as of March 26, 2016 were flat compared to December 26, 2015.
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
Operating Activities
Net cash used in operating activities was $42 million in the first quarter of 2016 compared to $172 million in the first quarter of 2015. The decrease in cash used in operating activities was primarily due to lower wafer purchases, lower other operating expenses including lower labor costs, as a result of restructuring actions and receipt of $52 million associated with the licensing agreement with the China JVs, partially offset by lower cash collections during the first quarter of 2016 compared to the first quarter of 2015.
Investing Activities
Net cash used in investing activities was $26 million in the first quarter of 2016, primarily for purchases of property, plant and equipment.
Net cash used in investing activities was $15 million in the first quarter of 2015, which consisted of a cash outflow of $22 million for purchases of property, plant and equipment, offset by a net cash inflow of $7 million from purchases, sales and maturity of available for sale securities.
Financing Activities
Net cash used in financing activities was $1 million in the first quarter of 2016.
Net cash provided by financing activities was $59 million in the first quarter of 2015, primarily due to $58 million net proceeds from our Secured Revolving Line of Credit borrowings.
During the first quarters of 2016 and 2015, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.
Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of March 26, 2016, and is supplemented by the discussion following the table:

	Payments due by period as of March 26, 2016
(In millions)	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
6.75% Notes	$600	$—	$—	$—	$600	$—	$—
7.75% Notes	450	—	—	—	—	450	—
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	230	230	—	—	—	—	—
Other long-term liabilities	118	—	40	38	33	5	2
Aggregate interest obligation (1)	852	111	148	148	128	106	211
Operating leases	299	39	51	46	28	27	108
Purchase obligations (2)	643	605	34	3	1	—	—
Obligations to GF (3)	300	300	—	—	—	—	—
Total contractual obligations (4)	$4,467	$1,285	$273	$235	$790	$588	$1,296

(1)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

(2)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above. In addition, we have included in the table above obligations for software technology and licenses and IP licenses where payments are fixed and non-cancelable.

(3)
Includes our currently known purchase obligations to GF for wafer manufacturing and research and development activities, which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond this amount because we are currently in the process of negotiating a sixth amendment to the WSA. We expect that our future purchases from GF will continue to be material.

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
As of March 26, 2016, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.
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
As of March 26, 2016, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.
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
As of March 26, 2016, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.

7.00% Senior Notes Due 2024
On June 16, 2014, we issued $500 million of our 7.00% Senior Notes Due 2024 (7.00% Notes). The 7.00% Notes are our general unsecured senior obligations. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between us and Wells Fargo Bank, N.A., as trustee.
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
As of March 26, 2016, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
Secured Revolving Line of Credit
As of March 26, 2016 and December 26, 2015, our Secured Revolving Line of Credit had an outstanding loan balance of $230 million, at an interest rate of 4.03% and 4.00%, respectively. At March 26, 2016, the Secured Revolving Line of Credit also had $15 million related to outstanding Letters of Credit, and up to $79 million available for future borrowings. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of March 26, 2016, we were in compliance with all required covenants stated in the Loan Agreement.
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
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consists of $118 million of payments due under certain software and technology licenses that will be paid through 2020.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of March 26, 2016, primarily consisted of $17 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013 and $15 million interest accretion for future payments related to software and technology licenses. Accruals related to facility consolidation and site closure costs under our restructuring plans of $6 million and deferred rent related to our facilities in Sunnyvale, California of $6 million and operating lease accruals of $5 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $6 million deferred tax liabilities, $4 million non-current unrecognized tax benefits and $3 million of environmental reserves, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 26, 2016 were $299 million, including $248 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, Markham, Canada, and Singapore.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of March 26, 2016, total non-cancelable purchase obligations were $643 million.
Obligations to GF
Our currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $300 million which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount because we are currently in the process of negotiating a sixth amendment to the WSA. We expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of March 26, 2016, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 26, 2015.
There have not been any material changes in market risk since December 26, 2015.

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
As of March 26, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS

Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against AMD and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process is ongoing.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14-cv-262486 (Wessels) was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (Hamilton) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha)was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the shareholder vote on AMD’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
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

Also, any failure on our part to effectively evaluate and execute new business initiatives could adversely affect our business. We may not adequately assess the risk of new business initiatives and subsequent events may arise that alter the risks that were initially considered. In addition, we may not realize the anticipated benefits from any new business initiatives. For example, in connection with our strategy of licensing portions of our intellectual property portfolio, in the first quarter of 2016, we entered into a joint venture with and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). The China JVs’ primary purpose is to support our expansion into the server product market in China. We also licensed certain of our intellectual property (Licensed IP) to the China JVs for license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. We may not realize the expected benefits from this joint venture, including the China JVs' expected future performance, the receipt of any future milestone payments from the Licensed IP, and the receipt of any royalty payments from future sales of the China JVs’ products.

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
Collectively, our top five customers accounted for approximately 64% of our net revenue during the first quarter of 2016. On a segment basis, during the first quarter of 2016, five customers accounted for approximately 56% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 94% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
Our total debt as of March 26, 2016 was $2.2 billion. Our substantial indebtedness may:

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
In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. We expect the 2015 Restructuring Plan to be largely completed by the end of the third quarter of 2016. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other anticipated benefits from the 2015 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.
Any transformation initiatives or future restructuring actions we undertake may fail to achieve the anticipated results and may materially adversely affect our business and financial results.
The markets in which our products are sold are highly competitive.
The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state-of-the-art visual experience), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability.
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. For instance, with the introduction of our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market, leading to lower prices and margins. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.
In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. We may face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of March 26, 2016, $230 million was outstanding under our Secured Revolving Line of Credit and $2.01 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
In October, 2015, we entered into an Equity Interest Purchase Agreement (the Equity Interest Purchase Agreement) with Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (JV Party), under which we will sell to JV Party 85% of the equity interests in AMD Technologies (China) Co., Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company (the Chinese Target Company), and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company (the Malaysian Target Company and, together with the Chinese Target Company, the Target Companies), thereby forming two joint ventures (collectively, the JVs) with JV Party in a transaction valued at approximately $436 million (the Transaction). The Transaction will result in the JVs providing assembly, testing, marking, packing and packaging services (ATMP) to us. The

Transaction is expected to close in the second quarter of 2016 and is expected to simplify our business model while strengthening our balance sheet. The Transaction requires numerous international regulatory approvals in order to close. It is possible that we may not receive the approvals necessary to close the Transaction in a timely manner or the approvals may result in additional unanticipated costs. The long duration between entering into a definitive agreement and the proposed closing in the first half of 2016 could result in loss of employee morale and result in loss of key employees affecting the success of the JVs. While we expect the Transaction to be cost neutral with reduced capital expenditures, the Transaction could potentially increase our cost for ATMP services with little to no measurable reduction in our capital expenditures. Additionally, we may not realize the expected benefits from the Transaction including the JVs’ expected future performance and financial projections and the JV’s expected future results of operations and financial condition. The majority of ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by us as well as third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 85% in the first quarter of 2016. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 11 of our condensed consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (SEC) adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

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

ADVANCED MICRO DEVICES, INC.

April 28, 2016	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant and as the Principal Financial and Accounting Officer