Form 10-Q
period 2016-06-25
ADVANCED MICRO DEVICES INC
filed 2016-07-26
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 21, 2016: 795,557,811

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions, except per share amounts)
Net revenue	$1,027	$942	$1,859	$1,972
Cost of sales	708	710	1,271	1,414
Gross margin	319	232	588	558
Research and development	243	235	485	477
Marketing, general and administrative	117	134	222	265
Amortization of acquired intangible assets	—	—	—	3
Restructuring and other special charges, net	(7)	—	(10)	87
Licensing gain	(26)	—	(33)	—
Operating loss	(8)	(137)	(76)	(274)
Interest expense	(41)	(40)	(81)	(80)
Other income (expense), net	150	(3)	150	(3)
Income (loss) before income taxes and equity loss	101	(180)	(7)	(357)
Provision for income taxes	29	1	30	4
Equity in income (loss) of ATMP JV	(3)	—	(3)	—
Net income (loss)	$69	$(181)	$(40)	$(361)
Net income (loss) per share
Basic	$0.09	$(0.23)	$(0.05)	$(0.46)
Diluted	$0.08	$(0.23)	$(0.05)	$(0.46)
Shares used in per share calculation
Basic	794	778	794	778
Diluted	821	778	794	778
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Net income (loss)	$69	$(181)	$(40)	$(361)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax effects of $0, $0, $1 and $0	1	—	(1)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $1, $0, $3 and $0	2	3	4	(8)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of $1, $0, $0 and $0	—	4	2	8
Total other comprehensive income (loss)	3	7	5	—
Total comprehensive income (loss)	$72	$(174)	$(35)	$(361)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1) (2)
(Unaudited)

	June 25, 2016	December 26, 2015
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$957	$785
Accounts receivable, net of allowances of $0 and $0	671	533
Inventories, net	743	678
Prepayment and other - GLOBALFOUNDRIES	12	33
Prepaid expenses	68	43
Other current assets	55	248
Total current assets	2,506	2,320
Property, plant and equipment, net	169	188
Goodwill	289	278
Investment in ATMP JV	62	—
Other assets	290	298
Total assets	$3,316	$3,084
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$226	$230
Accounts payable	616	279
Payable to GLOBALFOUNDRIES	94	245
Payable to ATMP JV	150	—
Accrued liabilities	392	472
Other current liabilities	61	124
Deferred income on shipments to distributors	42	53
Total current liabilities	1,581	1,403
Long-term debt	2,012	2,007
Other long-term liabilities	136	86
Commitments and contingencies (See Note 11)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 25, 2016 and December 26, 2015; shares issued: 810 shares on June 25, 2016 and 806 shares on December 26, 2015; shares outstanding: 795 shares on June 25, 2016 and 792 shares on December 26, 2015	8	8
Additional paid-in capital	7,053	7,017
Treasury stock, at cost (14 shares on June 25, 2016 and December 26, 2015)	(125)	(123)
Accumulated deficit	(7,346)	(7,306)
Accumulated other comprehensive loss	(3)	(8)
Total stockholders’ equity (deficit)	(413)	(412)
Total liabilities and stockholders’ equity (deficit)	$3,316	$3,084

(1) Amounts reflected adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes beginning in the first quarter of 2016.
(2) Amounts reflected adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs beginning in the first quarter of 2016.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
	(In millions)
Cash flows from operating activities:
Net Loss	$(40)	$(361)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equity interests in ATMP JV	(150)	—
Equity in income (loss) of ATMP JV	(1)	—
Depreciation and amortization	66	91
Provision for deferred income taxes	11	—
Stock-based compensation expense	34	34
Non-cash interest expense	7	6
Restructuring and other special charges, net	—	72
Other	(6)	3
Changes in operating assets and liabilities:
Accounts receivable	(138)	129
Inventories	(66)	(117)
Prepayment and other - GLOBALFOUNDRIES	21	94
Prepaid expenses and other assets	(117)	(73)
Payable to ATMP JV	150	—
Payable to GLOBALFOUNDRIES	(151)	(21)
Accounts payable, accrued liabilities and other	253	(86)
Net cash used in operating activities	(127)	(229)
Cash flows from investing activities:
Proceeds from sale of equity interests in ATMP JV	351	—
Purchases of available-for-sale securities	—	(227)
Purchases of property, plant and equipment	(47)	(39)
Proceeds from maturities of available-for-sale securities	—	462
Other	(1)	—
Net cash provided by investing activities	303	196
Cash flows from financing activities:
Proceeds from issuance of common stock	2	1
Proceeds from (repayments of) borrowings, net	(4)	100
Repayments of long-term debt and capital lease obligations	—	(44)
Other	(2)	—
Net cash provided by (used in) financing activities	(4)	57
Net increase in cash and cash equivalents	172	24
Cash and cash equivalents at beginning of period	785	805
Cash and cash equivalents at end of period	$957	$829
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended June 25, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 25, 2016 and June 27, 2015 each consisted of 13 weeks and 26 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Recently Issued Accounting Standards
Income Tax. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The Company has adopted ASU 2015-17 prospectively in the first quarter of 2016. As a result, the Company netted $31 million of deferred tax assets and deferred tax liabilities, respectively, and reclassified $8 million current deferred tax assets and $6 million current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on its condensed consolidated balance sheet as of March 26, 2016. The prior period information was not retrospectively adjusted.
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
Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15) , which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and for interim and annual periods therein with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.
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
The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 25, 2016 and June 27, 2015 were $85 million and $246 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 25, 2016 and June 27, 2015 were $293 million and $416 million, respectively.
The Company’s currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $434 million for fiscal 2016 which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. The Company is not able to meaningfully quantify or estimate its future purchase obligations to GF beyond this amount because it is currently in the process of negotiating a sixth amendment to the WSA. The Company expects that its future purchases from GF will continue to be material.
GF continues to be a related party of the Company because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
NOTE 3. Supplemental Balance Sheet Information
Inventories

	June 25, 2016	December 26, 2015
	(In millions)
Raw materials	$13	$16
Work in process	579	482
Finished goods	151	180
Total inventories, net	$743	$678
Other Current Assets

	June 25, 2016	December 26, 2015
	(In millions)
Assets held-for-sale	$—	$183
Other current assets	55	65
Total other current assets	$55	$248
Property, Plant and Equipment

	June 25, 2016	December 26, 2015
	(In millions)
Leasehold improvements	$147	$146
Equipment	791	821
Construction in progress	12	17
Property, plant and equipment, gross	950	984
Accumulated depreciation and amortization	(781)	(796)
Total property, plant and equipment, net	$169	$188
Other Assets

	June 25, 2016	December 26, 2015
	(In millions)
Software and technology licenses, net	$231	$189
Other	59	109
Total other assets	$290	$298

Accrued Liabilities

	June 25, 2016	December 26, 2015
	(In millions)
Accrued compensation and benefits	$112	$95
Marketing programs and advertising expenses	99	109
Software and technology licenses payable	19	50
Other	162	218
Total accrued liabilities	$392	$472

Other Current Liabilities

	June 25, 2016	December 26, 2015
	(In millions)
Liabilities related to assets held-for-sale	$—	$79
Other current liabilities	61	45
Total other current liabilities	$61	$124
NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, the Company and certain of its subsidiaries completed the sale of a majority of the equity interests in AMD Technologies (China) Co., Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company, and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company, to affiliates of Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (NFME), to form two joint ventures (collectively, the ATMP JV), pursuant to the terms of an Equity Interest Purchase Agreement, dated as of October 15, 2015 (the Equity Interest Purchase Agreement), between the Company and NFME. As a result of the sale, NFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of the Company’s subsidiaries own the remaining 15%. The Company has no obligations to fund the ATMP JV.
As the result of the transaction, the Company received approximately $351 million, including purchase price adjustments, in net cash proceeds in the second quarter of 2016 for selling 85% of the equity interest in each of AMD Technologies (China) Co., Ltd. and Advanced Micro Devices Export Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on the Company's condensed consolidated statements of cash flows for the six months ended June 25, 2016. The Company estimates final net cash proceeds, excluding final purchase price adjustments which the Company expects will be settled in upcoming quarters, after payment of taxes and customary expenses in the current and future quarters, of approximately $320 million.
In connection with the divestiture, the Company recognized a pre-tax gain of $150 million within Other income (expense), net on its condensed consolidated statements of operations during the quarter and six months ended June 25, 2016. The pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of the Company's retained 15% equity interests in the ATMP JV over the sum of the net book values of the Company's former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $12 million of excess of fair value of the Company's retained interest over the corresponding net book values.
In determining the fair value of the Company's retained 15% equity interests in the ATMP JV, the Company used quoted prices from comparable bids for this transaction. The Company also considered other factors including the control premium and the amount of consideration received for the portion sold.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of June 25, 2016, the carrying value of the Company's investment in the ATMP JV was approximately $62 million. Opening balances of ATMP JV are currently undergoing a valuation analysis which may result in adjustment to the carrying value of the investment in ATMP JV, adjustment to the recognized gain on sale of the 85% equity interest or equity method income (loss) in ATMP JV.
Following the deconsolidation, the ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and pack (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV in the second quarter of 2016 amounted to approximately $66 million. The Company’s payable to the ATMP JV, as of June 25, 2016 was $150 million also included amounts payable to the former subsidiaries,

AMD Technologies (China) Co., Ltd. and Advanced Micro Devices Export Sdn. Bhd., arising from the transactions prior to the sale.
The Company recorded a loss of $3 million in Equity in income (loss) of ATMP JV on its condensed consolidated statements of operations for the quarter and six months ended June 25, 2016, which includes certain expenses incurred by the Company on behalf of the ATMP JV.
NOTE 5. Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, the Company and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner) formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). The Company’s equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by the Company’s contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the China JVs’ operations. The Company has no obligations to fund the China JVs. The China JVs’ primary purpose is to support the Company’s expansion into the server and workstation product market in China. The Company licensed certain of its intellectual property (Licensed IP) to the China JVs for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. The Company will also provide certain engineering and technical support to the China JVs in connection with the product development.
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
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process, and thereafter, together with royalty payments, will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. During the quarter and six months ended June 25, 2016, the Company recognized $26 million and $33 million, respectively, of operating income related to the Licensed IP.
The Company’s total exposure to losses through its investment into the China JVs is limited to the Company’s investments in the China JVs, which was zero as of June 25, 2016. The Company’s share in the net losses of the China JVs for the quarter and six months ended June 25, 2016 was not material and is not recorded in the Company’s condensed consolidated statement of operations since the Company is not obligated to fund the China JVs losses in excess of the Company’s investment in the China JVs.
As of June 25, 2016, the total assets and liabilities of the China JVs were not material.
NOTE 6. Net Income (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of shares outstanding.
Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units.
The following table sets forth the components of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$69	$(181)	$(40)	$(361)
Denominator – Weighted average shares
Denominator for basic net income (loss) per share	794	778	794	778
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	27	—	—	—
Denominator for diluted net income (loss) per share	821	778	794	778
Net income (loss) per share:
Basic	$0.09	$(0.23)	$(0.05)	$(0.46)
Diluted	$0.08	$(0.23)	$(0.05)	$(0.46)
Potential shares from stock options and restricted stock units totaling 19 million and 51 million were not included in the net income (loss) per share calculations for the second quarters of 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
Potential shares from employee stock options and restricted stock units totaling 41 million and 63 million were not included in the net loss per share calculation for the six months ended June 25, 2016 and June 27, 2015, because their inclusion would have been anti-dilutive.
NOTE 7. Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value on a recurring basis as of June 25, 2016 and December 26, 2015 are summarized below:

	June 25, 2016	December 26, 2015
	(In millions)
Cash and cash equivalents
Cash	$407	$409
Level 2(1) (2)
Commercial paper	550	376
Total level 2	550	376
Total	$957	$785

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and six months ended June 25, 2016 or the year ended December 26, 2015.

(2)
The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of June 25, 2016 and December 26, 2015 consisted of commercial paper. The amortized cost of available-for-sale securities approximated the fair value for all periods presented.
In addition to those amounts presented above, as of June 25, 2016 and December 26, 2015, the Company had approximately $3 million and $1 million, respectively, of available-for-sale investments in money market funds, used as collateral for letters of credit deposits, which were included in Other current assets and Other assets, respectively, on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, as of June 25, 2016 and December 26, 2015, the Company had approximately $14 million and $15 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	June 25, 2016		December 26, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$226	$226	$230	$230
Long-term debt(1)	$2,002	$1,839	$2,000	$1,372

(1)	Carrying amounts of long-term debt are net of unamortized debt issuance costs of $23 million as of June 25, 2016 and $25 million as of December 26, 2015, based on the adoption of ASU 2015-03.
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

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$2	$7	$8	$—
Cost of sales	—	—	—	(1)
Research and development	1	(2)	(1)	(4)
Marketing, general and administrative	—	(2)	—	$(3)
Contracts not designated as hedging instruments
Other income (expense), net	$2	$—	$2	$(1)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	June 25, 2016	December 26, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$2	$(6)
Contracts not designated as hedging instruments	$1	$—
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of June 25, 2016 and December 26, 2015, the notional values of the Company’s outstanding foreign currency forward contracts were $265 million and $156 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
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
The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	June 25, 2016	December 26, 2015
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$10	$7
NOTE 8. Income Taxes
In the second quarter of 2016, the Company recorded an income tax provision of $29 million. This included $2 million due primarily to foreign taxes in profitable locations and $2 million for withholding taxes applicable to license fee revenue from foreign locations partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, the Company recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction (see Note 4. Equity Interest Purchase Agreement - ATMP Joint Venture).
In future periods, the Company will apply the equity method of accounting to its 15% investment in the two former subsidiaries. The Company's share of applicable tax expense will be netted with the equity share of future profits or losses. In 2015, the Company recorded an income tax provision of $2 million related to the activities of the two former subsidiaries.
The Company has not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow it to satisfy the "more likely than not" criterion for the recognition of deferred tax assets.
For the six months ended June 25, 2016, the Company recorded an income tax provision of $30 million due to foreign taxes in profitable locations and items identified above.
In the second quarter of 2015 and for the six months ended June 27, 2015, the Company recorded an income tax provision of $1 million and $4 million, respectively, due to foreign taxes in profitable locations.
As of June 25, 2016, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of June 25, 2016, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of June 25, 2016 were $41 million. The Company currently does not expect to reduce its unrecognized tax benefits over the next 12 months. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are, employee stock-based compensation expense, restructuring and other special charges, net and amortization of acquired intangible assets.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Net revenue:
Computing and Graphics	$435	$379	$895	$911
Enterprise, Embedded and Semi-Custom	592	563	964	1,061
Total net revenue	$1,027	$942	$1,859	$1,972
Operating income (loss):
Computing and Graphics	$(81)	$(147)	$(151)	$(222)
Enterprise, Embedded and Semi-Custom	84	27	100	72
All Other	(11)	(17)	(25)	(124)
Total operating loss	$(8)	$(137)	$(76)	$(274)
The following table provides major items included in All Other category:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Operating loss:
Stock-based compensation expense	$(18)	$(17)	$(34)	$(34)
Restructuring and other special charges, net	7	—	10	(87)
Other	—	—	(1)	(3)
Total operating loss	$(11)	$(17)	$(25)	$(124)

NOTE 10. Stock-Based Incentive Compensation Plans
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Cost of sales	$—	$1	$1	$2
Research and development	10	10	19	20
Marketing, general and administrative	8	6	14	12
Stock-based compensation expense, net of tax of $0	$18	$17	$34	$34
For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock Options
In the first six months of 2016, the Company did not grant any employee stock options to its employees.
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Expected volatility	N/A	54.86%	N/A	54.43%
Risk-free interest rate	N/A	1.15%	N/A	1.21%
Expected dividends	N/A	0.00%	N/A	0.00%
Expected life	N/A	3.91 years	N/A	3.91 years
In the second quarter of 2015, the Company granted 0.5 million shares of employee stock options, with weighted average grant date fair value per share of $1.06. For the six months ended June 27, 2015, the Company granted 0.7 million employee stock options with weighted average grant date fair values per share of $1.12.
Restricted Stock Units
In the second quarters of 2016 and 2015, the Company granted 5.6 million and 4.1 million shares of restricted stock units, respectively, with weighted average grant date fair values per share of $2.97 and $2.46, respectively. For the six months ended June 25, 2016 and June 27, 2015, the Company granted 6.4 million and 9.4 million shares of restricted stock units, respectively, with weighted average grant date fair values per share of $2.86 and $2.50, respectively.
NOTE 11. Commitments and Contingencies
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and AMD accelerated processing unit (APU) products that are commonly referred to as “processors in a box” and for certain server CPU products. The Company also offers extended limited warranties to certain customers of “tray” microprocessor products and/or professional graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Beginning balance	$13	$21	$15	$19
New warranties issued	5	6	10	14
Settlements	(4)	(6)	(8)	(15)
Changes in liability for pre-existing warranties, including expirations	(3)	(4)	(6)	(1)
Ending balance	$11	$17	$11	$17
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
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (“Ha”) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on the Company’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
The following table provides a summary of the restructuring activities in the first six months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of June 25, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(2)	—	(2)
Cash payments	(7)	—	(7)
Balance as of June 25, 2016	$5	$—	$5
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the first six months of 2015, the Company recorded an $11 million restructuring charge, which consisted of $4 million for severance and benefit costs and $7 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015. During the first six months of 2016, the Company recorded a restructuring charge reversal of $7 million, of which $5 million related to facilities costs associated with a lease amendment which reduced a lease liability previously accrued under this plan.
The following table provides a summary of the restructuring activities in the first six months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of June 25, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(1)	(7)	(8)
Cash payments	(1)	(2)	(3)
Balance as of June 25, 2016	$3	$6	$9
Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $76 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first six months of 2015. This charge included an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company has substantially completed this exit activity during the first quarter of 2016.
NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	June 25, 2016			June 27, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(3)	$(3)	$(6)	$1	$(13)	$(12)
Unrealized gains (losses) arising during the period	1	3	4	—	3	3
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(1)	(1)	—	4	4
Tax effect	—	—	—	—	—	—
Total other comprehensive income (loss)	1	2	3	—	7	7
Ending balance	$(2)	$(1)	$(3)	$1	$(6)	$(5)

	Six Months Ended
	June 25, 2016			June 27, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(7)	$(8)	$1	$(6)	$(5)
Unrealized gains (losses) arising during the period	(2)	7	5	—	(8)	(8)
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	2	2	—	8	8
Tax effect	1	(3)	(2)	—	—	—
Total other comprehensive income (loss)	(1)	6	5	—	—	—
Ending balance	$(2)	$(1)	$(3)	$1	$(6)	$(5)
NOTE 14. Secured Revolving Line of Credit

Amended and Restated Loan and Security Agreement

On April 14, 2015, AMD and its subsidiaries, AMD International Sales & Service, Ltd. and ATI Technologies ULC (collectively, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and Bank of America, N.A., acting as agent for the Lenders (the Agent).

The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount up to $500 million with up to $75 million available for issuance of letters of credit, which remained unchanged from the loan and security agreement dated November 12, 2013, as amended on December 11, 2014. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.

The Secured Revolving Line of Credit matures on April 14, 2020 and is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.
At June 25, 2016 and December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $226 million and $230 million, at an interest rate of 4.25% and 4.00%, respectively. At June 25, 2016, the Secured Revolving Line of Credit also had $21 million related to outstanding letters of credit, and up to $163 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of June 25, 2016, the Company was in compliance with all required covenants stated in the Amended and Restated Loan Agreement.

First Amendment to the Amended and Restated Loan and Security Agreement

On June 10, 2015, the Loan Parties entered into a first amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment included the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.

Second Amendment to the Amended and Restated Loan and Security Agreement

On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the “Second Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between AMD and NFME.

Third Amendment to the Amended and Restated Loan and Security Agreement

On June 21, 2016, the Loan Parties entered into a third amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the Third Amendment included the further expansion of the asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; the expected amount and timing of the final net cash proceeds from the joint venture transaction between AMD and Nantong Fujitsu Microelectronics Co. Ltd.; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; AMD may not realize the benefits anticipated from any acquisitions, divestitures and/or joint ventures; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; AMD's expected completion of its restructuring plan announced in October 2015 (the 2015 Restructuring Plan); that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances and its secured revolving line of credit (Secured Revolving Line of Credit) will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the securities class action and the shareholder derivative suit will not have a material adverse effect on its financial condition, cash flows or results of operations; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD relies on GF to manufacture all of its microprocessor and accelerated processing unit (APU) products and a certain portion of its discrete graphics processing units (GPUs) products, with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products;global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; the markets in which AMD’s products are sold are highly competitive; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; the completion and impact of the 2015 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its product development programs; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 39 and “Financial Condition” beginning on page 33 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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
Overview
We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products and technology for game consoles. We also license portions of our intellectual property portfolio.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and six months ended June 25, 2016 compared to the quarter and six months ended June 27, 2015, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the second quarter of 2016 was $1.027 billion, a 9% increase compared to the second quarter of 2015. The year over year increase was primarily due to a 15% increase in Computing and Graphics net revenue and a 5% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our notebook microprocessors and GPU products. The increase in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by higher sales of our semi-custom SoCs and an increase in our non-recurring engineering revenue (NRE). Gross margin, as a percentage of net revenue, for the second quarter of 2016 was 31% compared to 25% in the second quarter of 2015. Gross margin in the second quarter of 2015 was adversely impacted by a technology node transition charge of $33 million, which accounted for three gross margin percentage points. In addition, gross margin of our Enterprise, Embedded and Semi-Custom segment improved in the second quarter of 2016 compared to the second quarter of 2015 due to lower cost of sales.

During the second quarter of 2016, we continued to execute our product roadmap and delivered new products. In April 2016, we announced the AMD FirePro™ W9100 with 32GB of memory support designed for large asset workflows with creative applications. In May 2016, we announced the availability of our Polaris architecture-based Radeon™ RX Series graphic cards. These Polaris-based graphic cards are designed to deliver premium virtual reality capability and improved performance and efficiency. Also in May, we announced the AMD FirePro S7100X GPU for blade servers (a self-contained server) designed as a graphics virtualization solution to provide workstation-class experience for up to 16 users. Also in May 2016, we announced our 7th Generation AMD A-Series Processors for notebooks equipped with advanced video, graphics, performance and security features.

Cash and cash equivalents as of June 25, 2016 were $957 million, an increase of $241 million compared to March 26, 2016, primarily driven by the net cash proceeds received from the assembly, test, mark and pack (ATMP) joint venture transaction with Nantong Fujitsu Microelectronics Co., Ltd. that occurred in the second quarter of 2016. Our total debt level remained flat from the first quarter of 2016 at $2.24 billion.

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
Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended June 25, 2016 and June 27, 2015 were $85 million and $246 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the six months ended June 25, 2016 and June 27, 2015 were $293 million and $416 million, respectively.
Our currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $434 million for fiscal 2016 which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount because we are currently in the process of negotiating a sixth amendment to the WSA. We expect that our future purchases from GF will continue to be material.
GF continues to be a related party of AMD because Mubadala Development Company PJSC (Mubadala) and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with West Coast Hitech L.P. (WCH), our largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
Equity Interest Purchase Agreement - ATMP Joint Venture

On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in AMD Technologies (China) Co., Ltd., a wholly-foreign owned enterprise incorporated as a limited liability company, and Advanced Micro Devices Export Sdn. Bhd., a Malaysian limited liability company, to affiliates of Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (NFME), to form two joint ventures (collectively, the ATMP JV), pursuant to the terms of an Equity Interest Purchase Agreement, dated as of October 15, 2015 (the Equity Interest Purchase Agreement), between us and NFME. As a result of the sale, NFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligations to fund the ATMP JV.
As a result of the transaction, we received approximately $351 million, including purchase price adjustments, in net cash proceeds in the second quarter of 2016 for selling 85% of the equity interest in each of AMD Technologies (China) Co., Ltd. and Advanced Micro Devices Export Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on our condensed consolidated statements of cash flows for the six months ended June 25, 2016. We estimate final net cash proceeds, excluding final purchase price adjustments which we expect will be settled in upcoming quarters, after payment of taxes and customary expenses in the current and future quarters, of approximately $320 million.
In connection with the divestiture, we recognized a pre-tax gain of $150 million within Other income (expense), net on our condensed consolidated statements of operations during the quarter and six months ended June 25, 2016. The pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of our retained 15% equity interests in the ATMP JV over the sum of the net book values of our former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $12 million in excess of fair value of our retained interest over the corresponding net book values.

In determining the fair value of our retained 15% equity interests in the ATMP JV, we used quoted prices from comparable bids for this transaction. We also considered other factors including the control premium and the amount of consideration received for the portion sold.

We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of June 25, 2016, the carrying value of our investment in the ATMP JV was approximately $62 million. Opening balances of ATMP JV are currently undergoing a valuation analysis which may result in adjustment to the carrying value of the investment in ATMP JV, adjustment to the recognized gain on sale of the 85% equity interest or equity method income (loss) in ATMP JV.

Following the deconsolidation, the ATMP JV is our related party. The ATMP JV provides assembly, test, mark and pack (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV in the second quarter of 2016 amounted to approximately $66 million. Our payable to the ATMP JV, as of June 25, 2016 was
$150 million also included amounts payable to the former subsidiaries, AMD Technologies (China) Co., Ltd. and Advanced Micro Devices Export Sdn. Bhd., arising from the transactions prior to the sale.

We recorded a loss of $3 million in Equity in income (loss) of ATMP JV on our condensed consolidated statements of operations for the quarter and six months ended June 25, 2016, which includes certain expenses incurred by us on behalf of the ATMP JV.
Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, we and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner) formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). Our equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by our contribution of certain of our patents. The JV Partner is responsible for the initial and on-going financing of the China JVs’ operations. We have no obligations to fund the China JVs. The China JVs’ primary purpose is to support our expansion into the server and workstation product market in China. We licensed certain of our intellectual property (Licensed IP) to the China JVs for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the China JVs in connection with the product development.
We concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. We determined that we are not the primary beneficiary of either China JV1 or China JV2 and we will not consolidate either of these entities. We account for our investments in the China JVs under the equity method of accounting.
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process, and thereafter, together with royalty payments, will be recognized in income once earned. We will classify Licensed IP income and royalty income as other operating income. During the quarter and six months ended June 25, 2016, we recognized $26 million and $33 million, respectively, of operating income related to the Licensed IP.
Our total exposure to losses through our investment into the China JVs is limited to our investments in the China JVs, which was zero as of June 25, 2016. Our share in the net losses of the China JVs for the quarter and six months ended June 25, 2016 was not material and is not recorded in our condensed consolidated statement of operations since we are not obligated to fund the China JVs losses in excess of our investment in the China JVs.
As of June 25, 2016, the total assets and liabilities of the China JVs were not material.
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
Management believes there have been no significant changes during the quarter and six months ended June 25, 2016 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2015.
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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are employee stock-based compensation expense, restructuring and other special charges, net and amortization of acquired intangible assets.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 25, 2016 and June 27, 2015 each consisted of 13 weeks. The six months ended June 25, 2016 and June 27, 2015 each consisted of 26 weeks.
Our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SoC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Net revenue:
Computing and Graphics	$435	$379	$895	$911
Enterprise, Embedded and Semi-Custom	592	563	964	1,061
Total net revenue	$1,027	$942	$1,859	$1,972
Operating income (loss):
Computing and Graphics	$(81)	$(147)	$(151)	$(222)
Enterprise, Embedded and Semi-Custom	84	27	100	72
All Other	(11)	(17)	(25)	(124)
Total operating loss	$(8)	$(137)	$(76)	$(274)
Computing and Graphics
Computing and Graphics net revenue of $435 million in the second quarter of 2016 increased by 15%, compared to net revenue of $379 million in the second quarter of 2015, primarily as a result of an 18% increase in unit shipments. The increase in unit shipments was primarily attributable to higher unit shipments of our notebook microprocessor products and GPU products due to higher demand.
Computing and Graphics net revenue of $895 million in the first six months of 2016 decreased by 2%, compared to $911 million in the first six months of 2015, as a result of a 4% decrease in average selling price, partially offset by a 1% increase in unit shipments. The decrease in average selling price was primarily attributable to a decrease in average selling price of our notebook microprocessor and chipset products, partially offset by an increase in average selling price of our GPU products. The increase in unit shipments was primarily attributable to higher unit shipments of our GPU products, partially offset by lower unit shipment of our microprocessor products.
Computing and Graphics operating loss was $81 million in the second quarter of 2016 compared to an operating loss of $147 million in the second quarter of 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above and a decrease in operating expenses, partially offset by an increase in cost of sales. Cost of sales increased primarily due to higher unit shipments in the second quarter of 2016 compared to the second quarter of 2015. Operating expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $151 million in the first six months of 2016 compared to operating loss of $222 million in the first six months of 2015. The improvement in operating results was primarily due to a decrease in operating expenses and a decrease in cost of sales, offset by the decrease in net revenue referenced above. Cost of sales decreased primarily due to lower unit shipments in the first six months of 2016, compared to the first six months of 2015. Operating expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $592 million in the second quarter of 2016 increased by 5% compared to net revenue of $563 million in the second quarter of 2015. The increase was primarily due to higher unit shipments of our semi-custom SoC products and an increase in our NRE revenue.
Enterprise, Embedded and Semi-Custom net revenue of $964 million in the first six months of 2016 decreased by 9% compared to net revenue of $1,061 million in the first six months of 2015. The decrease was primarily due to a decrease in unit shipments of our semi-custom SoC products, partially offset by an increase in our NRE revenue.
Enterprise, Embedded and Semi-Custom operating income was $84 million in the second quarter of 2016 compared to operating income of $27 million in the second quarter of 2015. The improvement in operating results was primarily due to the absence of a technology node transition charge of $33 million recorded in the second quarter of 2015, the increase in net revenue referenced above and a $26 million IP licensing gain related to the Licensed IP to the China JVs, partially offset by an increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $100 million in the first six months of 2016 compared to operating income of $72 million in the first six months of 2015. The improvement in operating results was primarily due to a decrease in cost of sales, in part due to the absence of a technology node transition charge of $33 million recorded in the first six months of 2015, and a $33 million IP licensing gain related to the Licensed IP to the China JVs, partially offset by the decrease in net revenue referenced above and an increase in operating expenses. Cost of sales decreased primarily due to lower unit shipments and lower manufacturing cost in the first six months of 2016 compared to the first six months of 2015. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $11 million in the second quarter of 2016 included stock-based compensation expense of $18 million, offset by restructuring reversals of $7 million. All Other operating loss of $17 million in the second quarter of 2015 included stock-based compensation expense of $17 million.
All Other operating loss of $25 million in the first six months of 2016 primarily included stock-based compensation expense of $34 million, partially offset by restructuring reversals of $10 million. All Other operating loss of $124 million in the first six months of 2015 included restructuring and other special charges, net of $87 million, stock-based compensation expense of $34 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $87 million included $76 million related to our decision to exit from the dense server systems business and $11 million related to our restructuring plan that was implemented in the fourth quarter of 2014.
International Sales
International sales as a percentage of net revenue were 77% in the second quarter of 2016 and 75% in the second quarter of 2015. The increase in international sales as a percentage of net revenue in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by a higher proportion of revenue from international sales of our semi-custom SoC products.
International sales as a percentage of net revenue were 80% in the first six months of 2016 and 75% in the first six months of 2015. The increase in international sales as percentage of net revenue was primarily driven by higher proportion of revenue from international sales of our semi-custom SoC products.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity in Income (Loss) of ATMP JV
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions except for percentages)
Cost of sales	708	710	1,271	1,414
Gross margin	319	232	588	558
Gross margin percentage	31%	25%	32%	28%
Research and development	243	235	485	477
Marketing, general and administrative	117	134	222	265
Amortization of acquired intangible assets	—	—	—	3
Restructuring and other special charges, net	(7)	—	(10)	87
Licensing gain	(26)	—	(33)	—
Interest expense	(41)	(40)	(81)	(80)
Other income (expense), net	150	(3)	150	(3)
Provision for income taxes	29	1	30	4
Equity in income (loss) of ATMP JV	(3)	—	(3)	—
Gross Margin
Gross margin as a percentage of net revenue was 31% in the second quarter of 2016 compared to 25% in the second quarter of 2015. Gross margin in the second quarter of 2015 was adversely impacted by a technology node transition charge of $33 million, which accounted for three gross margin percentage points. In addition, gross margin of our Enterprise, Embedded and Semi-Custom segment improved in the second quarter of 2016 compared to the second quarter of 2015 due to lower cost of sales.
Gross margin as a percentage of net revenue was 32% in the first six months of 2016 compared to 28% in the first six months of 2015. Gross margin in the first six months of 2015 was adversely impacted by a technology node transition charge of $33 million, which accounted for two gross margin percentage points. In addition, gross margin of our Enterprise, Embedded and Semi-Custom segment improved in the first six months of 2016 compared to the first six months of 2015 due to lower cost of sales.
Expenses
Research and Development Expenses
Research and development expenses of $243 million in the second quarter of 2016 increased by $8 million, or 3%, compared to $235 million in the second quarter of 2015. The increase was primarily due to a $31 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment, partially offset by a $23 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $27 million increase in product engineering and design costs. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $27 million decrease in product engineering and design costs.
Research and development expenses of $485 million in the first six months of 2016 increased by $8 million, or 2%, compared to $477 million in the first six months of 2015. The increase was primarily due to a $53 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment, partially offset by a $44 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $48 million increase in product engineering and design costs and a $5 million increase in employee compensation and benefit expenses. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $53 million decrease in product engineering and design costs, partially offset by a $9 million increase in employee compensation and benefit expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $117 million in the second quarter of 2016 decreased by $17 million, or 13%, compared to $134 million in the second quarter of 2015. The decrease was primarily due to a $21 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, primarily due to a $15 million decrease in sales and marketing activities and a $6 million decrease in other general and administrative expenses.
Marketing, general and administrative expenses of $222 million in the first six months of 2016 decreased by $43 million, or 16%, compared to $265 million in the first six months of 2015. The decrease was primarily due to a $42 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment, primarily due to a $29 million decrease in sales and marketing activities and a $13 million decrease in other general and administrative expenses.
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
The following table provides a summary of the restructuring activities in the first six months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of June 25, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(2)	—	(2)
Cash payments	(7)	—	(7)
Balance as of June 25, 2016	$5	$—	$5
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first six months of 2015, we recorded an $11 million restructuring charge, which consisted of $4 million for severance and benefit costs and $7 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015. During the first six months of 2016, we recorded a restructuring charge reversal of $7 million, of which $5 million related to facilities costs associated with a lease amendment which reduced a lease liability previously accrued under this plan.
The following table provides a summary of the restructuring activities in the first six months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of June 25, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(1)	(7)	(8)
Cash payments	(1)	(2)	(3)
Non-cash charges	—	—	—
Balance as of June 25, 2016	$3	$6	$9
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $76 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first six months of 2015. This charge included an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We have substantially completed this exit activity during the first quarter of 2016.
Interest Expense
Interest expense of $41 million in the second quarter of 2016 was flat compared to the second quarter of 2015.
Interest expense of $81 million in the first six months of 2016 was flat compared to the first six months of 2015.
Other Income (Expense), Net
Other income, net of $150 million in the second quarter of 2016 increased by $153 million compared to $3 million Other expense, net in the second quarter of 2015 primarily due to the gain on sale of equity interests in ATMP JV of $150 million in the second quarter of 2016.
Other income, net of $150 million in the first six months of 2016 increased by $153 million compared to $3 million Other expense, net in the first six months of 2015 primarily due to the gain on sale of equity interests in ATMP JV of $150 million in the second quarter of 2016.
Income Taxes
In the second quarter of 2016, we recorded an income tax provision of $29 million. This included $2 million due primarily to foreign taxes in profitable locations and $2 million for withholding taxes applicable to license fee revenue from foreign locations partially offset by $2 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, we recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction.
In future periods, we will apply the equity method of accounting to our 15% investment in the two former subsidiaries. Our share of applicable tax expense will be netted with the equity share of future profits or losses. In 2015, we recorded an income tax provision of $2 million related to the activities of the two former subsidiaries.
We have not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.
For the six months ended June 25, 2016, we recorded an income tax provision of $30 million due to foreign taxes in profitable locations and items identified above.
In the second quarter of 2015 and six months ended June 27, 2015, we recorded an income tax provision of $1 million and $4 million, respectively, due to foreign taxes in profitable locations.
As of June 25, 2016, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of June 25, 2016, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of June 25, 2016 were $41 million. We currently do not expect to reduce our unrecognized tax benefits over the next 12 months. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In millions)
Cost of sales	$—	$1	$1	$2
Research and development	10	10	19	20
Marketing, general and administrative	8	6	14	12
Stock-based compensation expense, net of tax of $0	$18	$17	$34	$34
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $18 million in the second quarter of 2016 slightly increased from $17 million in the second quarter of 2015.
Stock-based compensation expense of $34 million in the first six months of 2016 was flat compared to the first six months of 2015.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 25, 2016, our cash and cash equivalents were $957 million compared to $785 million as of December 26, 2015. The increase during the first six months of 2016 was primarily due to the $351 million net proceeds from sale of equity interests in the ATMP JV, the $52 million associated with the licensing agreement with the China JVs and timing of accounts payable payments, partially offset by debt interest payments of $73 million and $47 million used for purchases of property, plant and equipment in the first six months of 2016. The percentage of cash and cash equivalents held domestically was 88% as of June 25, 2016, flat compared to December 26, 2015.
Our debt obligations of $2.2 billion net of unamortized debt issuance costs as of June 25, 2016 were flat compared to December 26, 2015.
We believe our cash and cash equivalents balance along with our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe that in the event we decide to obtain external funding, we may be able to access the capital markets on terms and in amounts adequate to meet our objectives.
Should we require additional funding, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, as amended, or a combination of one or more of the foregoing. Uncertain global economic conditions have in the past adversely impacted, and may in the future adversely impact, our business. If market conditions deteriorate, we may be limited in our ability to access the capital markets to meet liquidity needs on favorable terms or at all, which could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities.
Operating Activities
Net cash used in operating activities was $127 million in the first six months of 2016 compared to $229 million in the first six months of 2015. The improvement in operating activities was primarily due to timing of accounts payable payments, lower wafer purchases, lower operating expenses including lower labor costs, as a result of restructuring actions and receipt of $52 million associated with the licensing agreement with the China JVs, partially offset by lower cash collections during the first six months of 2016 compared to the first six months of 2015 mainly due to timing.
Investing Activities
Net cash provided by investing activities was $303 million in the first six months of 2016, which consisted of net cash inflow of $351 million from sale of equity interests in the ATMP JV, partially offset by a cash outflow of $47 million for purchases of property, plant and equipment.
Net cash provided by investing activities was $196 million in the first six months of 2015, which consisted of net cash inflow of $235 million from purchases, sales and maturity of available for sale securities, partially offset by a cash outflow of $39 million for purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $4 million in the first six months of 2016 primarily due to $4 million net repayments of Secured Revolving Line of Credit borrowings.
Net cash provided by financing activities was $57 million in the first six months of 2015, primarily due to $100 million net proceeds from our Secured Revolving Line of Credit borrowings, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes during the second quarter of 2015.
During the first six months of 2016 and 2015, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.
Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of June 25, 2016, and is supplemented by the discussion following the table:

	Payments due by period as of June 25, 2016
(In millions)	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
6.75% Notes	$600	$—	$—	$—	$600	$—	$—
7.75% Notes	450	—	—	—	—	450	—
7.50% Notes	475	—	—	—	—	—	475
7.00% Notes	500	—	—	—	—	—	500
Secured Revolving Line of Credit	226	226	—	—	—	—	—
Other long-term liabilities	103	—	25	38	33	5	2
Aggregate interest obligation (1)	815	74	148	148	128	106	211
Operating leases	271	26	44	34	29	28	110
Purchase obligations (2)	667	623	38	5	1	—	—
Obligations to GF (3)	434	434	—	—	—	—	—
Total contractual obligations (4)	$4,541	$1,383	$255	$225	$791	$589	$1,298

(1)
Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and the impacts of the interest rate swap agreements.

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
As of June 25, 2016, the outstanding aggregate principal amount of our 6.75% Notes was $600 million.
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
As of June 25, 2016, the outstanding aggregate principal amount of our 7.75% Notes was $450 million.
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
As of June 25, 2016, the outstanding aggregate principal amount of our 7.50% Notes was $475 million.
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
As of June 25, 2016, the outstanding aggregate principal amount of our 7.00% Notes was $500 million.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire all or a portion of our 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
Secured Revolving Line of Credit

Amended and Restated Loan and Security Agreement

On April 14, 2015, AMD and its subsidiaries, AMD International Sales & Service, Ltd. and ATI Technologies ULC (collectively, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and Bank of America, N.A., acting as agent for the Lenders (the Agent).

The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount up to $500 million with up to $75 million available for issuance of letters of credit, which remained unchanged from the loan and security agreement dated November 12, 2013, as amended on December 11, 2014. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.

The Secured Revolving Line of Credit matures on April 14, 2020 and is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.
As of June 25, 2016 and December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $226 million and $230 million, at an interest rate of 4.25% and 4.00%, respectively. At June 25, 2016, the Secured Revolving Line of Credit also had $21 million related to outstanding letters of credit, and up to $163 million available for future borrowings. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of June 25, 2016, we were in compliance with all required covenants stated in the Amended and Restated Loan Agreement.
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

First Amendment to the Amended and Restated Loan and Security Agreement

On June 10, 2015, the Loan Parties entered into a first amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment included the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.

Second Amendment to the Amended and Restated Loan and Security Agreement

On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the “Second Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between AMD and NFME.

Third Amendment to the Amended and Restated Loan and Security Agreement

On June 21, 2016, the Loan Parties entered into a third amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the Third Amendment included the further expansion of the asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements.
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consists of $101 million of payments due under certain software and technology licenses that will be paid through 2020.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of June 25, 2016, primarily consisted of $16 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013 and $13 million interest accretion for future payments related to software and technology licenses. Deferred rent related to our facilities in Sunnyvale, California of $5 million and operating lease accruals of $5 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $12 million deferred tax liabilities, $3 million non-current unrecognized tax benefits and $3 million of environmental reserves, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 25, 2016 were $271 million, including $218 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale, California, Markham, Canada, and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of June 25, 2016, total non-cancelable purchase obligations were $667 million.
Obligations to GF
Our currently known purchase obligations to GF for wafer manufacturing and research and development activities are approximately $434 million in fiscal 2016 which include certain wafer deliveries under the fifth amendment to the WSA that had been delayed to fiscal 2016. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount because we are currently in the process of negotiating a sixth amendment to the WSA. We expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of June 25, 2016, we had no off-balance sheet arrangements.

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
As of June 25, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We rely on third-party wafer foundries to fabricate the silicon wafers for all of our products. We also rely on third-party manufacturers to assemble, test, mark and pack (ATMP) our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.

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

On April 29, 2016, we consummated the transaction contemplated by the Equity Interest Purchase Agreement dated October 15, 2015 with Nantong Fujitsu Microelectronics Co., Ltd. (JV Party), under which we sold to JV Party 85% of the equity interests in our ATMP facilities consisting of AMD Technologies (China) Co., Ltd. (now Suzhou TF-AMD Semiconductor Co., Ltd.) and Advanced Micro Devices Export Sdn. Bhd., thereby forming two joint ventures (collectively, the JVs). Going forward, the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.

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

Collectively, our top two and our top five customers accounted for approximately 54% and 74% of our net revenue, respectively, during the second quarter of 2016. On a segment basis, during the second quarter of 2016, five customers accounted for approximately 59% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 97% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.

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

Our total debt as of June 25, 2016 was $2.2 billion, net of unamortized debt issuance costs. Our substantial indebtedness may:

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

We also enter into sale and factoring arrangements from time to time with respect to certain of our accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons, and are not included in our indebtedness. We could become obligated to repurchase such accounts receivables or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality (including enabling state-of-the-art visual experience), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, security and stability, brand recognition and availability.

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

Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price or a reduction in our gross margin include:

•	a sudden or significant decrease in demand for our products;

•	a production or design defect in our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or

•	our competitors introducing new products or taking aggressive pricing actions.

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

In the design and development of new and enhanced products, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet consumer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality and performance in the time frame or price point needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of our 7.75% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of June 25, 2016, $226 million was outstanding under our Secured Revolving Line of Credit and $2.03 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

We may not achieve the objectives and expectations with respect to future operations, products and services. On April 29, 2016, we consummated the transaction contemplated by the Equity Interest Purchase Agreement dated October 15, 2015 with JV Party, under which we sold to JV Party 85% of the equity interests in our JVs. Going forward, we expect the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business. In addition, we may not realize the anticipated benefits from any new business initiatives. For example, in connection with our strategy of licensing portions of our intellectual property portfolio, in the first quarter of 2016, we entered into a joint venture with and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the China JVs). The China JVs’ primary purpose is to support our expansion into the server and workstation product market in China. We also licensed certain of our intellectual property (Licensed IP) to the China JVs for license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the China JVs’ products to be developed on the basis of such Licensed IP. We may not realize the expected benefits from this joint venture, including the China JVs’ expected future performance, the receipt of any future milestone payments from the Licensed IP, and the receipt of any royalty payments from future sales of the China JVs’ products.

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

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SoC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 77% in the second quarter of 2016. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We are subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.

Our operations and properties have in the past been and continue to be subject to various United States and foreign laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require our suppliers to obtain permits for operations making our products, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our supplier's compliance, we cannot assure you that our suppliers have been or will be at all times in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (SEC) adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. In addition to the SEC regulation, the European Union, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
Recently the US federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking. In addition, the United Kingdom and the state of California have issued laws that require AMD to disclose its policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers as well as the Electronic Industry Citizenship Coalition (EICC) have also issued expectations to eliminate these practices that may impact AMD. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that AMD’s suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s products.

ITEM 6.	EXHIBITS

10.1
Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 29, 2016, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC and Bank of America, N.A.

10.2
Third Amendment to Amended and Restated Loan and Security Agreement dated as of June 21, 2016, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC and Bank of America, N.A.

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

ADVANCED MICRO DEVICES, INC.

July 25, 2016	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer