Form 10-Q
period 2016-09-24
ADVANCED MICRO DEVICES INC
filed 2016-10-26
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 21, 2016: 926,868,716

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions, except per share amounts)
Net revenue	$1,307	$1,061	$3,166	$3,033
Cost of sales	1,248	822	2,519	2,236
Gross margin	59	239	647	797
Research and development	259	241	744	718
Marketing, general and administrative	117	108	339	373
Amortization of acquired intangible assets	—	—	—	3
Restructuring and other special charges, net	—	48	(10)	135
Licensing gain	(24)	—	(57)	—
Operating loss	(293)	(158)	(369)	(432)
Interest expense	(41)	(39)	(122)	(119)
Other income (expense), net	(63)	—	87	(3)
Loss before equity loss and income taxes	(397)	(197)	(404)	(554)
Provision for income taxes	4	—	34	4
Equity in income (loss) of ATMP JV	(5)	—	(8)	—
Net loss	$(406)	$(197)	$(446)	$(558)
Net loss per share
Basic	$(0.50)	$(0.25)	$(0.56)	$(0.72)
Diluted	$(0.50)	$(0.25)	$(0.56)	$(0.72)
Shares used in per share calculation
Basic	815	785	801	780
Diluted	815	785	801	780
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Net loss	$(406)	$(197)	$(446)	$(558)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax effects of $0, $0, $1 and $0	1	(3)	—	(3)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax effects of $0, $0, $3 and $0	—	(13)	4	(21)
Reclassification adjustment for (gains) losses realized and included in net income (loss), net of tax effects of $0, $0, $0 and $0	(1)	6	1	14
Total other comprehensive income (loss)	—	(10)	5	(10)
Total comprehensive loss	$(406)	$(207)	$(441)	$(568)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1) (2)
(Unaudited)

	September 24, 2016	December 26, 2015
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,258	$785
Accounts receivable, net of allowances of $0 and $0	640	533
Inventories, net	772	678
Prepayment and other - GLOBALFOUNDRIES	13	33
Prepaid expenses	63	43
Other current assets	78	248
Total current assets	2,824	2,320
Property, plant and equipment, net	161	188
Goodwill	289	278
Investment in ATMP JV	60	—
Other assets	282	298
Total assets	$3,616	$3,084
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$230
Accounts payable	582	279
Payable to GLOBALFOUNDRIES	284	245
Payable to ATMP JV	144	—
Accrued liabilities	384	472
Other current liabilities	25	124
Deferred income on shipments to distributors	54	53
Total current liabilities	1,473	1,403
Long-term debt, net	1,632	2,007
Other long-term liabilities	126	86
Commitments and contingencies (See Note 13)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 24, 2016 and December 26, 2015; shares issued: 941 shares on September 24, 2016 and 806 shares on December 26, 2015; shares outstanding: 926 shares on September 24, 2016 and 792 shares on December 26, 2015	9	8
Additional paid-in capital	8,258	7,017
Treasury stock, at cost (15 shares on September 24, 2016 and 14 shares on December 26, 2015)	(127)	(123)
Accumulated deficit	(7,752)	(7,306)
Accumulated other comprehensive loss	(3)	(8)
Total stockholders’ equity (deficit)	385	(412)
Total liabilities and stockholders’ equity (deficit)	$3,616	$3,084

(1) Amounts reflected adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes beginning in the first quarter of 2016.
(2) Amounts reflected adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs beginning in the first quarter of 2016.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(In millions)
Cash flows from operating activities:
Net Loss	$(446)	$(558)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of equity interests in ATMP JV	(146)	—
Equity in loss of ATMP JV	1	—
Depreciation and amortization	99	133
Provision for deferred income taxes	11	—
Stock-based compensation expense	57	47
Non-cash interest expense	11	8
Restructuring and other special charges, net	—	83
Loss on debt redemption	61	—
Fair value of warrant issued related to sixth amendment to the WSA	240	—
Other	(5)	12
Changes in operating assets and liabilities:
Accounts receivable	(107)	164
Inventories	(94)	(93)
Prepayment and other - GLOBALFOUNDRIES	20	97
Prepaid expenses and other assets	(134)	(113)
Payable to ATMP JV	144	—
Payable to GLOBALFOUNDRIES	39	9
Accounts payable, accrued liabilities and other	151	(74)
Net cash used in operating activities	$(98)	$(285)
Cash flows from investing activities:
Net proceeds from sale of equity interests in ATMP JV	346	—
Purchases of available-for-sale securities	—	(227)
Purchases of property, plant and equipment	(56)	(64)
Proceeds from maturities of available-for-sale securities	—	462
Proceeds from sale of property, plant and equipment	—	8
Other	3	—
Net cash provided by investing activities	$293	$179
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	668	—
Proceeds from issuance of convertible senior notes, net of issuance costs	681	—
Proceeds from issuance of common stock under stock-based compensation equity plans	12	1
Proceeds from (repayments of) borrowings, net	(230)	100
Repayments of long-term debt	(848)	(44)
Other	(5)	(1)
Net cash provided by financing activities	$278	$56
Net increase (decrease) in cash and cash equivalents	473	(50)
Cash and cash equivalents at beginning of period	785	805
Cash and cash equivalents at end of period	$1,258	$755
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 24, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 24, 2016 and September 26, 2015 each consisted of 13 weeks and 39 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.
Recently Issued Accounting Standards
Income Tax. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The Company adopted ASU 2015-17 prospectively in the first quarter of 2016. As a result, the Company netted $31 million of deferred tax assets and deferred tax liabilities, respectively, and reclassified $8 million current deferred tax assets and $6 million current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on its condensed consolidated balance sheet as of March 26, 2016. The prior period information was not retrospectively adjusted.
Interest—Imputation of Interest. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. In August 2015, the FASB issued ASU 2015 -15 to amend ASU 2015-03 and address debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity to present debt issuance costs related to a line-of-credit as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This accounting standard update did not impact the effective date of the previously issued guidance. The Company retrospectively adopted ASU 2015-03 and 2015-15 in the first quarter of 2016. As a result, the Company reclassified the debt issuance costs from long-term assets to long-term debt by $23 million and $25 million as of March 26, 2016 and December 26, 2015, respectively, on its consolidated balance sheets.
Inventory. In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact from its adoption of ASU 2015-11 on its consolidated financial statements.
Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and for interim and annual periods therein with early adoption permitted. The Company is not expecting any material impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.
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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Investments. In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07), which requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. The Company is not expecting any material impact from its adoption of ASU 2016-07 on its consolidated financial statements.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is not expecting any material impact from its adoption of ASU 2016-09 on its consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on its consolidated financial statements.

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
Fifth Amendment to Wafer Supply Agreement. On April 16, 2015, the Company entered into a fifth amendment to the WSA (the Fifth Amendment). The primary effect of the fifth amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of the Company's microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to the Company during the 2015 calendar year.

Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, the Company entered into a sixth amendment (the Sixth Amendment) to the WSA. The Sixth Amendment modifies certain terms of the WSA applicable to wafers for the Company’s microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. The Company and GF agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company will pay GF $100 million, which will be paid in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s current business and market expectations and take into account the limited waiver it has received for certain products.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020.
The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 24, 2016 and September 26, 2015 were $186 million and $288 million, respectively. The Company’s total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 24, 2016 and September 26, 2015 were $479 million and $704 million, respectively.
The Company's currently expected purchases from GF for wafer manufacturing and research and development activities are approximately $257 million for the remainder of fiscal 2016. The Company expects that its future purchases from GF under the WSA, which is in place until 2024, will continue to be material.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant under the Warrant Agreement is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised under the one-year anniversary of the Warrant Agreement shall not exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of the Company’s outstanding capital stock after any such exercise.
During the quarter and nine months ended September 24, 2016, the Company recorded a charge of $340 million, consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the Sixth Amendment. The warrant, which was recorded as additional paid-in capital, was valued using the Black-Scholes Model, which considers the assumptions of 47.1% implied volatility and 0.99% risk-free rate based on the 3.5-year warrant term, the Company's stock price of $7.49 per share on August 30, 2016 and the $5.98 strike price.
GF continues to be a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with WCH, the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

NOTE 3. Debt
2.125% Convertible Senior Notes Due 2026
On September 14, 2016, the Company issued $700 million in aggregate principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company and will mature on September 1, 2026, unless earlier repurchased or converted. Interest is payable in arrears on March 1 and September 1 of each year beginning on March 1, 2017. The 2.125% Notes are governed by the terms of a base indenture and a supplemental indenture (together the 2.125% Indentures) dated September 14, 2016 between the Company and Wells Fargo Bank, N.A., as trustee.
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election.
The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes.
The conversion rate will initially be 125.0031 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $8.00 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances.
If the Company undergoes a fundamental change prior to the maturity date of the notes, holders may require the Company to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2.125% Notes, the Company separated the 2.125% Notes into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of a similar liability that does not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2.125% Notes as a whole. The excess of the principal amount of the liability component over its book value (debt discount) is accreted to interest expense over the term of the 2.125% Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the issuance costs related to the 2.125% Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2.125% Notes, and the issuance costs attributable to the equity component are netted against the equity component in additional paid-in capital. The Company recorded liability issuance costs of $12 million and equity issuance costs of $8 million.

The 2.125% Notes consisted of the following:

September 24, 2016
(In millions)
Principal amounts:
Principal	$700
Unamortized debt discount(1)	(273)
Unamortized debt issuance costs	(12)
Net carrying amount	$415
Carrying amount of the equity component(2)	$266

(1)
Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes on the straight-line basis as it approximates the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $8 million in equity issuance costs.

As of September 24, 2016, the remaining life of the 2.125% Notes is approximately 120 months.

Based on the closing price of the Company's common stock of $6.55 on September 23, 2016, the last business day of the third fiscal quarter, the if-converted value of the 2.125% Notes was less than the principal amount thereof.

The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2.125% Notes for the three months ended September 24, 2016:

September 24, 2016
(In millions)
Contractual interest expense	$—
Interest cost related to amortization of debt issuance costs	—
Interest cost related to amortization of the debt discount	$1

The Company also granted an option to the underwriters to purchase an additional $105 million aggregate principal amount of the 2.125% Notes. On September 28, 2016, this option was exercised in full and the Company issued an additional $105 million aggregate principal amount of the 2.125% Notes.
6.75% Senior Notes Due 2019

During the third quarter of 2016, the Company repurchased $404 million in aggregate principal amount of its 6.75% Senior Notes Due 2019 (6.75% Notes) pursuant to a partial tender offer for $442 million, which included payment of accrued and unpaid interest of $2 million. The Company incurred a total loss of $41 million in connection with the foregoing repurchase of the 6.75% Notes. As of September 24, 2016, the outstanding aggregate principal amount of the 6.75% Notes was $196 million.

7.75% Senior Notes Due 2020

During the third quarter of 2016, the Company repurchased $242 million in aggregate principal amount of its 7.75% Senior Notes Due 2020 (7.75% Notes) pursuant to a partial tender offer for $251 million, which included payment of accrued and unpaid interest of $3 million. The Company incurred a total loss of $9 million in connection with the foregoing repurchase of the 7.75% Notes. As of September 24, 2016, the outstanding aggregate principal amount of the 7.75% Notes was $208 million.

On September 28, 2016, the Company redeemed the remaining $208 million in aggregate principal amount of the 7.75% Notes.

7.50% Senior Notes Due 2022

During the third quarter of 2016, the Company repurchased $125 million in aggregate principal amount of its 7.50% Senior Notes Due 2022 (7.50% Notes) pursuant to a partial tender offer for $135 million, which included payment of accrued and unpaid interest of $1 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchase of the 7.50% Notes. As of September 24, 2016, the outstanding aggregate principal amount of the 7.50% Notes was $350 million.

7.00% Senior Notes Due 2024

During the third quarter of 2016, the Company repurchased $25 million in aggregate principal amount of its 7.00% Senior Notes Due 2024 (7.00% Notes) pursuant to a partial tender offer for $26 million, which included payment of accrued and unpaid interest that was less than $1 million. The Company incurred a total loss of $1 million in connection with the foregoing repurchase of the 7.00% Notes. As of September 24, 2016, the outstanding aggregate principal amount of the 7.00% Notes was $475 million.
NOTE 4. Supplemental Balance Sheet Information
Inventories

	September 24, 2016	December 26, 2015
	(In millions)
Raw materials	$15	$16
Work in process	533	482
Finished goods	224	180
Total inventories, net	$772	$678
Other Current Assets

	September 24, 2016	December 26, 2015
	(In millions)
Assets held-for-sale	$—	$183
Other current assets	78	65
Total other current assets	$78	$248
Property, Plant and Equipment

	September 24, 2016	December 26, 2015
	(In millions)
Leasehold improvements	$148	$146
Equipment	741	821
Construction in progress	10	17
Property, plant and equipment, gross	899	984
Accumulated depreciation and amortization	(738)	(796)
Total property, plant and equipment, net	$161	$188
Other Assets

	September 24, 2016	December 26, 2015
	(In millions)
Software and technology licenses, net	$235	$189
Other	47	109
Total other assets	$282	$298
Accrued Liabilities

	September 24, 2016	December 26, 2015
	(In millions)
Accrued compensation and benefits	$131	$95
Marketing programs and advertising expenses	97	109
Software and technology licenses payable	43	50
Other	113	218
Total accrued liabilities	$384	$472

Other Current Liabilities

	September 24, 2016	December 26, 2015
	(In millions)
Liabilities related to assets held-for-sale	$—	$79
Other current liabilities	25	45
Total other current liabilities	$25	$124
NOTE 5. Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, the Company and certain of its subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd., formerly AMD Technologies (China) Co., Ltd., and TF AMD Microelectronics (Penang) Sdn. Bhd., formerly Advanced Micro Devices Export Sdn. Bhd., to affiliates of Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (NFME), to form two joint ventures (collectively, the ATMP JV). As a result of the sale, NFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of the Company’s subsidiaries own the remaining 15%. The Company has no obligations to fund the ATMP JV.
As the result of the transaction, the Company received approximately $346 million, including purchase price adjustments, in net cash proceeds for selling 85% of the equity interest in each of Suzhou TF-AMD Semiconductor Co., Ltd. and TF AMD Microelectronics (Penang) Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on the Company's condensed consolidated statements of cash flows for the nine months ended September 24, 2016.
As a result of certain purchase price adjustments, the Company recognized a charge of $4 million in the third quarter of 2016, which resulted in a cumulative pre-tax gain on the sale of its 85% equity interest in ATMP JV of $146 million for the nine months ended September 24, 2016, which was recognized within Other income (expense), net on the Company's condensed consolidated statements of operations. The net pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of the Company's retained 15% equity interests in the ATMP JV over the sum of the net book values of the Company's former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $11 million of excess of fair value of the Company's retained interest over the corresponding net book values.
In determining the fair value of the Company's retained 15% equity interests in the ATMP JV, the Company used quoted prices from comparable bids for this transaction. The Company also considered other factors including the control premium and the amount of consideration received for the portion sold.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of September 24, 2016, the carrying value of the Company's investment in the ATMP JV was approximately $60 million.
Following the deconsolidation, the ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and pack (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV during the quarter and nine months ended September 24, 2016 amounted to approximately $107 million and $173 million, respectively. The Company’s payable to the ATMP JV, as of September 24, 2016 was $144 million.
During the quarter and nine months ended September 24, 2016, the Company recorded $5 million and $8 million, respectively, of loss in Equity in income (loss) of ATMP JV on its condensed consolidated statements of operations, which includes certain expenses incurred by the Company on behalf of the ATMP JV.
NOTE 6. Equity Joint Venture - Intellectual Property Licensing Agreement
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
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process, and thereafter, together with royalty payments, will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. During the quarter and nine months ended September 24, 2016, the Company recognized $24 million and $57 million, respectively, of operating income related to the Licensed IP.
The Company’s total exposure to losses through its investment into the China JVs is limited to the Company’s investments in the China JVs, which was zero as of September 24, 2016. The Company’s share in the net losses of the China JVs for the quarter and nine months ended September 24, 2016 was not material and is not recorded in the Company’s condensed consolidated statement of operations since the Company is not obligated to fund the China JVs losses in excess of the Company’s investment in the China JVs.
As of September 24, 2016, the total assets and liabilities of the China JVs were not material.
NOTE 7. Net Loss Per Share
Basic net loss per share is computed based on the weighted average number of shares outstanding.
Diluted net loss per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units and potentially dilutive shares issuable upon conversion of the 2.125% Notes and the exercise of the warrant under the Warrant Agreement.
The following table sets forth the components of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(406)	$(197)	$(446)	$(558)
Denominator – Weighted average shares
Denominator for basic and diluted net loss per share	815	785	801	780
Net loss per share:
Basic	$(0.50)	$(0.25)	$(0.56)	$(0.72)
Diluted	$(0.50)	$(0.25)	$(0.56)	$(0.72)
Potential shares from stock options, restricted stock units and the 2.125% Notes totaling 144 million for the third quarter of 2016 and potential shares from stock options and restricted stock units totaling 64 million for the third quarter of 2015 were not included in the net loss per share calculations, because their inclusion would have been anti-dilutive.
Potential shares from employee stock options, restricted stock units, the 2.125% Notes and the warrant under the Warrant Agreement totaling 217 million for the nine months ended September 24, 2016 and potential shares from stock options and restricted stock units totaling 61 million for the nine months ended September 26, 2015 were not included in the net loss per share calculation, because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value on a recurring basis as of September 24, 2016 and December 26, 2015 are summarized below:

	September 24, 2016	December 26, 2015
	(In millions)
Cash and cash equivalents
Cash	$306	$409
Level 2(1) (2)
Commercial paper	952	376
Total level 2	952	376
Total	$1,258	$785

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and nine months ended September 24, 2016 or the year ended December 26, 2015.

(2)
The Company’s Level 2 short-term investments are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of September 24, 2016 and December 26, 2015 consisted of commercial paper. The amortized cost of available-for-sale securities approximated the fair value for all periods presented.
In addition to those amounts presented above, as of September 24, 2016 and December 26, 2015, the Company had approximately $3 million and $1 million, respectively, of available-for-sale investments in money market funds, used as collateral for letters of credit deposits, which were included in Other current assets and Other assets, respectively, on the Company’s condensed consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, as of September 24, 2016 and December 26, 2015, the Company had approximately $14 million and $15 million, respectively, of available-for-sale investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	September 24, 2016		December 26, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$—	$—	$230	$230
Long-term debt(1)	$1,630	$1,990	$2,000	$1,372

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $26 million as of September 24, 2016 and $25 million as of December 26, 2015, based on the adoption of ASU 2015-03 and net of $273 million unamortized debt discount associated with the 2.125% Notes as of September 24, 2016.

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

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(1)	$(7)	$7	$(7)
Cost of sales	—	(1)	—	(2)
Research and development	1	(3)	—	(7)
Marketing, general and administrative	—	(2)	—	(5)
Contracts not designated as hedging instruments
Other income (expense), net	$—	$(2)	$2	$(3)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	September 24, 2016	December 26, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$1	$(6)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of September 24, 2016 and December 26, 2015, the notional values of the Company’s outstanding foreign currency forward contracts were $152 million and $156 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
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
The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	September 24, 2016	December 26, 2015
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$2	$7
NOTE 9. Income Taxes
In the third quarter of 2016, the Company recorded an income tax provision of $4 million, consisting of $1 million of foreign taxes in profitable locations and $3 million for withholding taxes applicable to license fee revenue from foreign locations.
For the nine months ended September 24, 2016, the Company recorded an income tax provision of $34 million, including

$6 million of foreign taxes in profitable locations, $5 million for withholding taxes applicable to license fee revenue from foreign locations and $4 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, the Company recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction (see Note 5. Equity Interest Purchase Agreement - ATMP Joint Venture).
The Company now applies the equity method of accounting to its 15% investment in the two former subsidiaries. The Company's share of applicable tax expense will be netted with the equity share of future profits or losses. In 2015, the Company recorded an income tax provision of $2 million related to the activities of the two former subsidiaries.
The Company has not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow it to satisfy the "more likely than not" criterion for the recognition of deferred tax assets.
In the third quarter of 2015 the Company did not record any income tax provision. For the nine months ended September 26, 2015, the Company recorded an income tax provision of $4 million due to foreign taxes in profitable locations.
As of September 24, 2016, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of September 24, 2016, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of September 24, 2016 were $41 million. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are, employee stock-based compensation expense, restructuring and other special charges, net, charge related to the Sixth Amendment to the WSA with GF and amortization of acquired intangible assets.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Net revenue:
Computing and Graphics	$472	$424	$1,367	$1,335
Enterprise, Embedded and Semi-Custom	835	637	1,799	1,698
Total net revenue	$1,307	$1,061	$3,166	$3,033
Operating income (loss):
Computing and Graphics	$(66)	$(181)	$(217)	$(403)
Enterprise, Embedded and Semi-Custom	136	84	236	156
All Other	(363)	(61)	(388)	(185)
Total operating loss	$(293)	$(158)	$(369)	$(432)
The following table provides major items included in All Other category:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Operating loss:
Stock-based compensation expense	$(23)	$(13)	$(57)	$(47)
Restructuring and other special charges, net	—	(48)	10	(135)
Charge related to the Sixth Amendment to the WSA with GF	(340)	—	(340)	—
Other	—	—	(1)	(3)
Total operating loss	$(363)	$(61)	$(388)	$(185)

NOTE 11. Public Offering of Common Stock
On September 14, 2016, the Company completed its registered underwritten public offering of 100 million shares of the Company’s common stock, par value $0.01 per share, at a public offering price of $6.00 per share, pursuant to an underwriting agreement with J.P. Morgan Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein.
The Company also granted to the underwriters a 30-day option to purchase up to 15 million additional shares of common stock.
As of September 24, 2016, the resulting aggregate net proceeds to the Company from the common stock offering including the sale of the additional shares to the underwriters pursuant to the option described above, were approximately $668 million, after deducting underwriting discounts and offering expenses totaling approximately $22 million.
NOTE 12. Stock-Based Incentive Compensation Plans
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which is allocated within the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Cost of sales	$—	$—	$1	$2
Research and development	15	7	34	27
Marketing, general and administrative	8	6	22	18
Stock-based compensation expense, net of tax of $0	$23	$13	$57	$47
For all periods presented, the Company did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock Options
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Expected volatility	59.85%	71.71%	59.85%	60.19%
Risk-free interest rate	1.00%	1.32%	1.00%	1.24%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life	3.98 years	3.91 years	3.98 years	3.91 years
In the third quarter of 2016 and 2015, the Company granted 2.2 million and 5.2 million shares of employee stock options, respectively, with weighted average grant date fair value per share of $3.10 and $0.94, respectively. For the nine months ended September 24, 2016 and September 26, 2015, the Company granted 2.2 million and 5.9 million employee stock options, respectively, with weighted average grant date fair value per share of $3.10 and $0.96, respectively.
Restricted Stock Units
In the third quarter of 2016, the Company granted 19.5 million shares of restricted stock units including 2.0 million performance-based restricted stock units (PRSUs) with market conditions referenced below, and in the third quarter of 2015, the Company granted 25.0 million shares of restricted stock units including 3.3 million PRSUs with market conditions referenced below with a weighted average grant date fair value per share of $5.10 and $1.79, respectively.
For the nine months ended September 24, 2016, the Company granted 26.0 million shares of restricted stock units including 2.0 million PRSUs with market conditions referenced below, with weighted average grant date fair values per share of $4.55. For the nine months ended September 26, 2015, the Company granted 33.9 million shares of restricted stock units including 3.3 million PRSUs with market conditions referenced below and 0.8 million PRSUs, with a weighted average grant date fair value per share of $1.96.
Performance-based Restricted Stock Units with Market Conditions
During the third quarter of 2016, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s senior executives. The number of shares that may be earned is based on three-year compounded annual growth rate milestones related to the Company’s closing stock price that may be attained within the three-year performance period, with the potential payout levels of shares at 50%, 100%, 150%, 200% and 250% of the target number of shares granted. Any shares earned pursuant to the attainment of a performance level shall vest 50% upon the compensation committee's certification of the attainment of the performance level (provided, however, that no shares may be earned or vest prior to the first anniversary of the grant date) and the remaining 50% shall vest at the end of the performance period, subject to the recipient’s continuous employment or service through each such vesting date.
The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of September 24, 2016, there were 2.0 million market-based restricted stock units with the potential payout level at 100% with a grant date fair value per share of $4.50.
During the third quarter of 2015, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s senior executives. The number of shares that may be earned is based on three-year compounded annual growth rate milestones related to the Company’s closing stock price that may be attained within the three-year performance period, with the potential payout levels of shares at 50%, 100%, 200% and 250% of the target number of shares granted. Any shares earned pursuant to the attainment of a performance level shall vest 50% upon the compensation committee's certification of the attainment of the performance level (provided, however, that no shares may be earned or vest prior to the first anniversary of the grant date) and the remaining 50% shall vest at the end of the Performance Period, subject to the recipient’s continuous employment or service through each such vesting date.
The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of September 26, 2015, there were 3.3 million market-based restricted stock units with the potential payout level at 100% with a grant date fair value per share of $1.44. As of September 24, 2016, all the 2015 market-based restricted stock units achieved the 250% payout level.
NOTE 13. Commitments and Contingencies
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Beginning balance	$11	$17	$15	$19
New warranties issued	5	7	15	21
Settlements	(5)	(5)	(13)	(20)
Changes in liability for pre-existing warranties, including expirations	—	(4)	(6)	(5)
Ending balance	$11	$15	$11	$15
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
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process is ongoing.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 (Wessels) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding its 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (Hamilton) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on the Company’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
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
NOTE 14. Restructuring and Other Special Charges, Net

2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (the 2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. In the first nine months of 2015, the Company recorded a $41 million restructuring charge, which consisted of $31 million for severance and benefit costs, $1 million for facilities-related costs and $9 million of intangible-asset-related charges. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of the fourth quarter of 2016.
The following table provides a summary of the restructuring activities in the first nine months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of September 24, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(1)	—	(1)
Cash payments	(8)	—	(8)
Balance as of September 24, 2016	$5	$—	$5
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. In the first nine months of 2015, the Company recorded an $18 million restructuring charge, which consisted of a $5 million non-cash charge related to asset impairments, $4 million for severance and benefit costs and $9 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015. During the first nine months of 2016, the Company recorded a restructuring charge reversal of $7 million, of which $5 million related to facilities costs associated with a lease amendment which reduced a lease liability previously accrued under this plan.
The following table provides a summary of the restructuring activities in the first nine months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s condensed consolidated balance sheets as of September 24, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(2)	(7)	(9)
Cash payments	(1)	(5)	(6)
Balance as of September 24, 2016	$2	$3	$5
Dense Server Systems Business Exit
As a part of the Company’s strategy to simplify and sharpen its investment focus, the Company exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, the Company recorded a charge of $76 million in Restructuring and other special charges, net on the Company’s condensed consolidated statements of operations in the first nine months of 2015. This charge included an impairment charge of $62 million related to the acquired intangible assets. The Company concluded that the carrying value of the acquired intangible assets associated with its dense server systems business was fully impaired as the Company did not have plans to utilize the related freedom fabric technology in any of its future products nor did it have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. The Company substantially completed this exit activity during the second quarter of 2016.
NOTE 15. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	September 24, 2016			September 26, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(2)	$(1)	$(3)	$1	$(6)	$(5)
Unrealized gains (losses) arising during the period	1	—	1	(3)	(13)	(16)
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(1)	(1)	—	6	6
Tax effect	—	—	—	—	—	—
Total other comprehensive income (loss)	1	(1)	—	(3)	(7)	(10)
Ending balance	$(1)	$(2)	$(3)	$(2)	$(13)	$(15)

	Nine Months Ended
	September 24, 2016			September 26, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(7)	$(8)	$1	$(6)	$(5)
Unrealized gains (losses) arising during the period	(1)	7	6	(3)	(21)	(24)
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	1	1	—	14	14
Tax effect	1	(3)	(2)	—	—	—
Total other comprehensive income (loss)	—	5	5	(3)	(7)	(10)
Ending balance	$(1)	$(2)	$(3)	$(2)	$(13)	$(15)
NOTE 16. Secured Revolving Line of Credit

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
During the third quarter of 2016, the Company repaid the $226 million outstanding balance. As of September 24, 2016, the Company did not have any borrowings outstanding under the Secured Revolving line of Credit. At December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million, at an interest rate of 4.00%. At September 24, 2016, the Secured Revolving Line of Credit had $21 million related to outstanding letters of credit and up to $395 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 24, 2016, the Company was in compliance with all required covenants stated in the Amended and Restated Loan Agreement.

First Amendment to the Amended and Restated Loan and Security Agreement

On June 10, 2015, the Loan Parties entered into a first amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment included the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.

Second Amendment to the Amended and Restated Loan and Security Agreement

On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the Second Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between AMD and NFME.

Third Amendment to the Amended and Restated Loan and Security Agreement

On June 21, 2016, the Loan Parties entered into a third amendment to the Amended and Restated Loan and Security Agreement (the Third Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the Third Amendment included the further expansion of the asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements.

Fourth Amendment to the Amended and Restated Loan and Security Agreement

On September 7, 2016, the Loan Parties entered into a fourth amendment to the Amended and Restated Loan and Security Agreement (the Fourth Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan agreement effected by the Fourth Amendment was to increase the dollar limit as set forth in the definition related to certain supply chain finance arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD's expected $100 million payment to GF and the expected timing of such payment; AMD's quarterly payments to GF beginning in 2017 based on volume of certain wafers purchased from another wafer foundry; final net cash proceeds from the joint venture transaction between AMD and Nantong Fujitsu Microelectronics Co., Ltd.; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; AMD's expected completion of its restructuring plan announced in October 2015 (the 2015 Restructuring Plan); that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the securities class action and the shareholder derivative suit will not have a material adverse effect on its financial condition, cash flows or results of operations; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; We are party to a wafer supply agreement with GF with obligations to manufacture products at GF with certain exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; the markets in which AMD’s products are sold are highly competitive; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its product development programs; our issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of our common stock, if and when exercised, will dilute the ownership interests of our existing stockholders, and the conversion of the 2.125% Notes may dilute the ownership interest of our existing stockholders, or may otherwise depress the price of our common stock; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; the completion and impact of the 2015 Restructuring Plan, its transformation initiatives and any future restructuring actions could adversely affect it; AMD may incur future impairments of goodwill; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 43 and “Financial Condition” beginning on page 35 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and nine months ended September 24, 2016 compared to the quarter and nine months ended September 26, 2015, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the third quarter of 2016 was $1.3 billion, a 23% increase compared to the third quarter of 2015. The year over year increase was primarily due to a 11% increase in Computing and Graphics net revenue and a 31% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our notebook microprocessors and GPU products, partially offset by lower sales of our desktop microprocessors and chipset products. The increase in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by higher sales of our semi-custom SoCs. During the third quarter, we also continued to focus on achieving our product milestones.

In August 2016, we expanded our family of Polaris GPUs with the launch of two new Radeon RX graphics cards.  The Radeon RX 460 includes a number of new features to mainstream GPUs and has been designed for full HD eSports gaming, while the Radeon RX 470 brings leadership gaming performance and premium VR experiences to mainstream price points.

Cash and cash equivalents as of September 24, 2016 were $1.3 billion, compared to $957 million as of June 25, 2016. Total debt as of the end of the third quarter of 2016 was $1.6 billion, a decrease from $2.2 billion as of the end of the second quarter of 2016. During the third quarter of 2016, we issued $690 million of common stock and $700 million aggregate principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The $690 million of common stock included $90 million from the exercise of an underwriters' option to purchase 15 million additional shares of common stock. We used the net proceeds from the issuance of our common stock and the 2.125% Notes to pay $226 million of our secured revolving line of credit and repurchase an aggregate principal amount of $796 million of our outstanding 6.75% Senior Notes due 2019 (6.75% Notes), 7.75% Senior Notes due 2020 (7.75% Notes), 7.50% Senior Notes due 2022 (7.75% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes). Early in the fourth quarter of 2016, we redeemed the remaining $208 million in aggregate principal amount of our 7.75% Notes and as a result, we no longer have any 7.75% Notes outstanding. Also early in the fourth quarter of 2016, the underwriters exercised an option to purchase $105 million principal amount of 2.125% Notes.

During the third quarter of 2016, we entered into a sixth amendment (the Sixth Amendment) to the Wafer Supply Agreement (the WSA) with GlobalFoundries Inc. (GF). The Sixth Amendment modifies certain terms of the WSA applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. Also, in connection with and in consideration for the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala) pursuant to which WCH received the right to purchase up to 75 million shares of our common stock.

GLOBALFOUNDRIES

Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).
Fifth Amendment to Wafer Supply Agreement. On April 16, 2015, we entered into a fifth amendment to the WSA (the Fifth Amendment). The primary effect of the Fifth Amendment was to establish volume purchase commitments and fixed pricing for the 2015 calendar year as well as to modify certain other terms of the WSA applicable to wafers for some of our microprocessor unit, graphics processor unit and semi-custom products to be delivered by GF to us during the 2015 calendar year.
Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, we entered into a sixth amendment (the Sixth Amendment) to the WSA. The Sixth Amendment modifies certain terms of the WSA applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. AMD and GF agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The Sixth Amendment also provides us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we will pay GF $100 million, which will be paid in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. Starting in 2017 and continuing through 2020, we also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, AMD and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If we do not meet the annual wafer purchase target for any calendar year, we will be required to pay to GF a portion of the difference between the our actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on our current business and market expectations and take into account the limited waiver we have received for certain products.
AMD and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020.
Our total purchases from GF related to wafer manufacturing and research and development activities for the quarters ended September 24, 2016 and September 26, 2015 were $186 million and $288 million, respectively. Our total purchases from GF related to wafer manufacturing and research and development activities for the nine months ended September 24, 2016 and September 26, 2015 were $479 million and $704 million, respectively.
Our currently expected purchases from GF for wafer manufacturing and research and development activities are approximately $257 million for the remainder of fiscal 2016. We expect that our future purchases from GF under the WSA, which is in place until 2024, will continue to be material.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of our common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant under the Warrant Agreement is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised under the one-year anniversary of the Warrant Agreement shall not exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of our outstanding capital stock after any such exercise.
During the quarter and nine months ended September 24, 2016, we recorded a charge of $340 million, consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the Sixth Amendment.
GF continues to be a related party of AMD because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with WCH, our largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
Equity Interest Purchase Agreement - ATMP Joint Venture

On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd., formerly AMD Technologies (China) Co., Ltd., and TF AMD Microelectronics (Penang) Sdn. Bhd., formerly Advanced Micro Devices Export Sdn. Bhd., to affiliates of Nantong Fujitsu Microelectronics Co., Ltd., a Chinese joint stock company (NFME), to form two joint ventures (collectively, the ATMP JV). As a result of the sale, NFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligations to fund the ATMP JV.
As a result of the transaction, we received approximately $346 million, including purchase price adjustments, in net cash proceeds for selling 85% of the equity interest in each of Suzhou TF-AMD Semiconductor Co., Ltd. and TF AMD Microelectronics (Penang) Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on our condensed consolidated statements of cash flows for the nine months ended September 24, 2016.
As a result of certain purchase price adjustments, we recognized a charge of $4 million in the third quarter of 2016, which resulted in our cumulative pre-tax gain on sale of the 85% equity interest in ATMP JV of $146 million for the nine months ended September 24, 2016, which was recognized within Other income (expense), net on our condensed consolidated statements of operations. The net pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of our retained 15% equity interests in the ATMP JV over the sum of the net book values of our former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $11 million in excess of fair value of our retained interest over the corresponding net book values.

In determining the fair value of our retained 15% equity interests in the ATMP JV, we used quoted prices from comparable bids for this transaction. We also considered other factors including the control premium and the amount of consideration received for the portion sold.

We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of September 24, 2016, the carrying value of our investment in the ATMP JV was approximately $60 million.

Following the deconsolidation, the ATMP JV is our related party. The ATMP JV provides assembly, test, mark and pack (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV during the quarter and nine months ended September 24, 2016 amounted to approximately $107 million and $173 million, respectively. Our payable to the ATMP JV, as of September 24, 2016, was $144 million.

During the quarter and nine months ended September 24, 2016, we recorded $5 million and $8 million, respectively, of loss in Equity in income (loss) of ATMP JV on our condensed consolidated statements of operations, which includes certain expenses incurred by us on behalf of the ATMP JV.
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
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process, and thereafter, together with royalty payments, will recognize income once earned. We will classify Licensed IP income and royalty income as other operating income. During the quarter and nine months ended September 24, 2016, we recognized $24 million and $57 million, respectively, of operating income related to the Licensed IP.
Our total exposure to losses through our investment into the China JVs is limited to our investments in the China JVs, which was zero as of September 24, 2016. Our share in the net losses of the China JVs for the quarter and nine months ended September

24, 2016 was not material and is not recorded in our condensed consolidated statement of operations since we are not obligated to fund the China JVs losses in excess of our investment in the China JVs.
As of September 24, 2016, the total assets and liabilities of the China JVs were not material.
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
Management believes there have been no significant changes during the quarter and nine months ended September 24, 2016 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 26, 2015.
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

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, development services, technology for game consoles and licensing portions of our intellectual property portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are, employee stock-based compensation expense, restructuring and other special charges, net, charge related to the Sixth Amendment to the WSA with GF and amortization of acquired intangible assets.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 24, 2016 and September 26, 2015 each consisted of 13 weeks. The nine months ended September 24, 2016 and September 26, 2015 each consisted of 39 weeks.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Net revenue:
Computing and Graphics	$472	$424	$1,367	$1,335
Enterprise, Embedded and Semi-Custom	835	637	1,799	1,698
Total net revenue	$1,307	$1,061	$3,166	$3,033
Operating income (loss):
Computing and Graphics	$(66)	$(181)	$(217)	$(403)
Enterprise, Embedded and Semi-Custom	136	84	236	156
All Other	(363)	(61)	(388)	(185)
Total operating loss	$(293)	$(158)	$(369)	$(432)
Computing and Graphics
Computing and Graphics net revenue of $472 million in the third quarter of 2016 increased by 11%, compared to net revenue of $424 million in the third quarter of 2015, primarily as a result of an 8% increase in unit shipments and a 2% increase in average selling price. The increase in unit shipments was primarily attributable to higher unit shipments of our notebook microprocessor products and GPU products, partially offset by lower unit shipments of our desktop microprocessor products and chipset products. Unit shipments of our notebook microprocessor products increased primarily due to higher demand for our 6th Generation and 7th Generation A-Series notebook processors. The increase of unit shipments of our GPU products was primarily driven by demand for our Polaris architecture-based GPU products. The increase in average selling price was primarily attributable to an increase in average selling price of our notebook microprocessor products and GPU products, partially offset by a decrease in average selling price of our desktop microprocessor products and our chipset products due to a shift in our product mix. Average selling price of our notebook products increased due to a higher mix of sales of our 7th Generation A-Series notebook processors. Average selling price of our GPU products primarily increased due a higher mix of sales of our higher priced Polaris architecture-based GPU products.

Computing and Graphics net revenue of $1,367 million in the first nine months of 2016 increased by 2%, compared to $1,335 million in the first nine months of 2015, as a result of a 3% increase in unit shipments, partially offset by a 2% decrease in average selling price. The increase in unit shipments was primarily attributable to higher unit shipments of our GPU products and notebook microprocessor products, partially offset by lower unit shipment of our desktop microprocessor and chipset products. The increase of unit shipments of our GPU products was primarily driven by demand for our Polaris architecture-based GPU products. Unit shipments of our notebook microprocessor products increased primarily due to higher demand for our 7th Generation A-Series notebook processors. The decrease in average selling price was primarily attributable to a decrease in average selling price of our chipset products due to an unfavorable shift in our product mix, partially offset by an increase in average selling price of our AIB products primarily due to strong demand for our Polaris architecture-based GPU products.
Computing and Graphics operating loss was $66 million in the third quarter of 2016 compared to an operating loss of $181 million in the third quarter of 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above and a decrease in cost of sales and operating expenses. Cost of sales decreased primarily due to lower manufacturing cost in the third quarter of 2016 compared to the third quarter of 2015 and an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products in the third quarter of 2015. Operating expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $217 million in the first nine months of 2016 compared to operating loss of $403 million in the first nine months of 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above and a decrease in operating expenses and in cost of sales. Cost of sales decreased primarily due to lower manufacturing cost in the first nine months of 2016 compared to the first nine months of 2015 and an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products in the first nine months of 2015. Operating expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $835 million in the third quarter of 2016 increased by 31% compared to net revenue of $637 million in the third quarter of 2015. The increase in net revenue was primarily due to higher unit shipments of our semi-custom SoC products. The increase in unit shipments was primarily driven by our customers’ new product introductions.
Enterprise, Embedded and Semi-Custom net revenue of $1,799 million in the first nine months of 2016 increased by 6% compared to net revenue of $1,698 million in the first nine months of 2015. The increase in net revenue was primarily due to an increase in unit shipments of our semi-custom SoC products and an increase in our NRE revenue. The increase in unit shipments was primarily driven by our customers’ new product introductions.
Enterprise, Embedded and Semi-Custom operating income was $136 million in the third quarter of 2016 compared to operating income of $84 million in the third quarter of 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above and a $24 million IP licensing gain related to the Licensed IP to the China JVs, partially offset by an increase in cost of sales and operating expenses. Cost of sales increased primarily due to higher unit shipments in the third quarter of 2016 compared to the third quarter of 2015, partially offset by an inventory write-down of $13 million in the third quarter of 2015. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $236 million in the first nine months of 2016 compared to operating income of $156 million in the first nine months of 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above, a $57 million IP licensing gain recorded in the first nine months of 2016 related to the Licensed IP to the China JVs, and a decrease in cost of sales, in part due to the absence of a technology node transition charge of $33 million recorded in the first nine months of 2015, partially offset by an increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $363 million in the third quarter of 2016 included a charge of $340 million consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement and stock-based compensation expense of $23 million. All Other operating loss of $61 million in the third quarter of 2015 included restructuring and other special charges, net of $48 million and stock-based compensation expense of $13 million.
All Other operating loss of $388 million in the first nine months of 2016 primarily included a charge of $340 million comprised of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement and stock-based compensation expense of $57 million, partially offset by restructuring reversals of $10 million. All Other operating loss of $185 million in the first nine months of 2015 included restructuring and other special charges, net of $135 million, stock-based compensation expense of $47 million and $3 million related to amortization of acquired intangible assets. Restructuring and other special charges, net of $135 million included $76 million related to our decision to exit from the dense server systems business, $41 million related to our 2015 Restructuring Plan and $18 million related to our 2014 Restructuring Plan.
International Sales
International sales as a percentage of net revenue were 73% in the third quarter of 2016 and 75% in the third quarter of 2015. The decrease in international sales as a percentage of net revenue in the third quarter of 2016 compared to the third quarter of 2015 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom SoC products.
International sales as a percentage of net revenue were 78% in the first nine months of 2016 and 75% in the first nine months of 2015. The increase in international sales as percentage of net revenue was primarily driven by higher proportion of revenue from international sales of our semi-custom SoC products.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity in Income (Loss) of ATMP JV
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions except for percentages)
Cost of sales	$1,248	$822	$2,519	$2,236
Gross margin	59	239	647	797
Gross margin percentage	5%	23%	20%	26%
Research and development	259	241	744	718
Marketing, general and administrative	117	108	339	373
Amortization of acquired intangible assets	—	—	—	3
Restructuring and other special charges, net	—	48	(10)	135
Licensing gain	(24)	—	(57)	—
Interest expense	(41)	(39)	(122)	(119)
Other income (expense), net	(63)	—	87	(3)
Loss before equity loss and income taxes	(397)	(197)	(404)	(554)
Provision for income taxes	4	—	34	4
Equity in income (loss) of ATMP JV	$(5)	$—	$(8)	$—
Gross Margin
Gross margin as a percentage of net revenue was 5% in the third quarter of 2016 compared to 23% in the third quarter of 2015. Gross margin in the third quarter of 2016 was adversely impacted by a charge of $340 million consisting of a $100 million payment under the Sixth Amendment and the value of the warrant of $240 million under the Warrant Agreement. The impact of the charge accounted for 26 gross margin percentage points. Gross margin in the third quarter of 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs. The impact of the write-down accounted for six gross margin percentage points. In the absence of these charges in 2016 and 2015, gross margin would have increased by two percentage points, primarily driven by improved average selling price of our notebook microprocessor products.
Gross margin as a percentage of net revenue was 20% in the first nine months of 2016 compared to 26% in the first nine months of 2015. Gross margin in the first nine months of 2016 was adversely impacted by a charge of $340 million comprised of a 100 million payment under the Sixth Amendment and the value of the warrant of $240 million under the Warrant Agreement. The impact of the charge accounted for 11 gross margin percentage points. Gross margin in the first nine months of 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the write-down accounted for two gross margin percentage points and the technology node transition charge accounted for one gross margin percentage point. In the absence of these charges, the gross margin would have increased by two percentage points, primarily driven by improved mix of semi-custom SoC products.
Expenses
Research and Development Expenses
Research and development expenses of $259 million in the third quarter of 2016 increased by $18 million, or 7%, compared to $241 million in the third quarter of 2015. The increase was primarily due to a $40 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment and an $8 million increase attributable to our All Other category, partially offset by a $30 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $38 million increase in product engineering and design costs. Research and development expenses attributable to our All Other category increased primarily due to an $8 million increase in stock-based compensation expense. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $29 million decrease in product engineering and design costs.
Research and development expenses of $744 million in the first nine months of 2016 increased by $26 million, or 4%, compared to $718 million in the first nine months of 2015. The increase was primarily due to a $93 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $7 million increase attributable to our All Other category, partially offset by a $74 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to an $85 million increase in product engineering and design costs and an $8 million increase in employee compensation and benefit expenses. Research and development expenses attributable to our All Other category increased primarily due to a $7 million increase in stock-based compensation expense. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to an $82 million decrease in product engineering and design costs, partially offset by an $8 million increase in employee compensation and benefit expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $117 million in the third quarter of 2016 increased by $9 million, or 8%, compared to $108 million in the third quarter of 2015. The increase was primarily due to a $6 million increase in marketing, general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $2 million increase attributable to our All Other category. Marketing, general and administrative expenses increased attributable to our Enterprise, Embedded and Semi-Custom segment primarily due to a $3 million increase in sales and marketing activities and a $3 million increase in other general and administrative expenses. Marketing, general and administrative expenses increased attributable to our All Other category primarily due to a $2 million increase in stock-based compensation expense.
Marketing, general and administrative expenses of $339 million in the first nine months of 2016 decreased by $34 million, or 9%, compared to $373 million in the first nine months of 2015. The decrease was primarily due to a $41 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment primarily due to a $23 million decrease in sales and marketing activities and a $17 million decrease in other general and administrative expenses, partially offset by a $6 million increase attributable to our All Other category primarily due to a $4 million increase in stock-based compensation expense.
Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan (the 2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. In the first nine months of 2015, we recorded a $41 million restructuring charge, which consisted of $31 million for severance and benefit costs, $1 million for facilities-related costs and $9 million intangible-asset related-charges. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of the fourth quarter 2016.
The following table provides a summary of the restructuring activities in the first nine months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of September 24, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(1)	—	(1)
Cash payments	(8)	—	(8)
Balance as of September 24, 2016	$5	$—	$5
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. In the first nine months of 2015, we recorded an $18 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $4 million for severance and benefit costs and $9 million for facilities related costs. The 2014 Restructuring Plan was largely completed by the end of the third quarter of 2015. During the first nine months of 2016, we recorded a restructuring charge reversal of $7 million, of which $5 million related to facilities costs associated with a lease amendment which reduced a lease liability previously accrued under this plan.
The following table provides a summary of the restructuring activities in the first nine months of 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our condensed consolidated balance sheets as of September 24, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(2)	(7)	(9)
Cash payments	(1)	(5)	(6)
Non-cash charges	—	—	—
Balance as of September 24, 2016	$2	$3	$5
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $76 million in Restructuring and other special charges, net on our condensed consolidated statements of operations in the first nine months of 2015. This charge included an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We substantially completed this exit activity during the first quarter of 2016.
Interest Expense
Interest expense of $41 million in the third quarter of 2016 was flat compared to the third quarter of 2015.
Interest expense of $122 million in the first nine months of 2016 was flat compared to the first nine months of 2015.
Other Income (Expense), Net
Other expense, net of $63 million in the third quarter of 2016 increased by $63 million compared to $0 in the third quarter of 2015 primarily due to the $61 million total loss on debt repurchases and the $4 million adjustment to the gain on sale of equity interests in ATMP JV.
Other income, net of $87 million in the first nine months of 2016 increased by $90 million compared to $3 million Other expense, net in the first nine months of 2015 primarily due to the net gain on sale of equity interests in ATMP JV of $146 million, partially offset by the $61 million total loss on debt repurchases.

Income Taxes
In the third quarter of 2016, we recorded an income tax provision of $4 million, consisting of $1 million of foreign taxes in profitable locations and $3 million for withholding taxes applicable to license fee revenue from foreign locations.
For the nine months ended September 24, 2016, we recorded an income tax provision of $34 million, including $6 million of foreign taxes in profitable locations, $5 million for withholding taxes applicable to license fee revenue from foreign locations and $4 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, we recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction (see Note 5. Equity Interest Purchase Agreement - ATMP Joint Venture).
We now apply the equity method of accounting to our 15% investment in the two former subsidiaries. Our share of applicable tax expense will be netted with the equity share of future profits or losses. In 2015, we recorded an income tax provision of $2 million related to the activities of the two former subsidiaries.
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
As of September 24, 2016, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of September 24, 2016, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of September 24, 2016 were $41 million. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In millions)
Cost of sales	$—	$—	$1	$2
Research and development	15	7	34	27
Marketing, general and administrative	8	6	22	18
Stock-based compensation expense, net of tax of $0	$23	$13	$57	$47
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $23 million in the third quarter of 2016 increased by $10 million compared to $13 million in the third quarter of 2015. The increase was primarily due to a higher weighted average grant date fair value in the third quarter of 2016 compared to the third quarter of 2015.
Stock-based compensation expense of $57 million in the first nine months of 2016 increased by $10 million compared to $47 million in the first nine months of 2015. The increase was primarily due to a higher weighted average grant date fair value in the first nine months of 2016 compared to the first nine months of 2015.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 24, 2016, our cash and cash equivalents were $1.3 billion compared to $785 million as of December 26, 2015. The increase during the first nine months of 2016 was primarily due to the $681 million net proceeds from the newly issued 2.215% Notes, the $668 million net proceeds from selling 115 million shares of our common stock, the $346 million net proceeds from sale of equity interests in the ATMP JV, the $52 million associated with the licensing agreement with the China JVs and timing of accounts payable payments. The increase of the cash was partially offset by the repurchases of an aggregate principal amount of $796 million of our outstanding 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes for $848 million in cash, the repayments in aggregate of $230 million of our Secured Revolving Line of Credit, debt interest payments of $148 million and $56 million used for purchases of property, plant and equipment in the first nine months of 2016. The percentage of cash and cash equivalents held domestically was 97% as of September 24, 2016, compared to 88% at December 26, 2015.
Our debt obligations of $1.6 billion net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes as of September 24, 2016 decreased compared to $2.2 billion at December 26, 2015.
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
Operating Activities
Net cash used in operating activities was $98 million in the first nine months of 2016 compared to $285 million in the first nine months of 2015. The improvement in operating activities was primarily due to lower operating expenses including lower labor costs, as a result of restructuring actions and receipt of $52 million associated with the licensing agreement with the China JVs, partially offset by timing of accounts payable payments and lower cash collections during the first nine months of 2016 compared to the first nine months of 2015 mainly due to timing.
Investing Activities
Net cash provided by investing activities was $293 million in the first nine months of 2016, which consisted of net cash inflow of $346 million from sale of equity interests in the ATMP JV, partially offset by a cash outflow of $56 million for purchases of property, plant and equipment.
Net cash provided by investing activities was $179 million in the first nine months of 2015, which consisted of net cash inflow of $235 million from purchases, sales and maturity of available for sale securities and $8 million of proceeds from sale of our building in Markham, Canada, partially offset by a cash outflow of $64 million for purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $278 million in the first nine months of 2016 primarily due to the $681 million net proceeds from the new issued 2.215% Notes, the $668 million net proceeds from selling 115 million shares of our common stock and the $12 million proceeds from issuance of common stock under stock-based compensation equity plans, partially offset by the repurchases of an aggregate principal amount of $796 million of our outstanding 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes for $848 million in cash and repayments in aggregate of $230 million of our Secured Revolving Line of Credit.
Net cash provided by financing activities was $56 million in the first nine months of 2015, primarily due to $100 million net proceeds from our Secured Revolving Line of Credit borrowings, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Notes during the second quarter of 2015.
During the first nine months of 2016 and 2015, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.
Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of September 24, 2016, and is supplemented by the discussion following the table:

	Payments due by period as of September 24, 2016
(In millions)	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
6.75% Notes	$196	$—	$—	$—	$196	$—	$—
7.75% Notes	208	—	—	—	—	208	—
7.50% Notes	350	—	—	—	—	—	350
7.00% Notes	475	—	—	—	—	—	475
2.125% Notes	700	—	—	—	—	—	700
Other long-term liabilities	97	—	9	45	35	6	2
Aggregate interest obligation (1)	702	26	106	106	99	91	274
Operating leases	393	13	46	47	44	43	200
Purchase obligations (2)	344	202	92	35	13	2	—
Obligations to GF (3)	3,199	257	650	748	764	780	—
Total contractual obligations (4)	$6,664	$498	$903	$981	$1,151	$1,130	$2,001

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

(3)
Includes our currently expected purchases from GF for the remainder of 2016 for wafer manufacturing and research and development activities and minimum purchase obligations for wafer purchases for years 2017 through 2020. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2020 but expect that our future purchases from GF will continue to be material.

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
During the third quarter of 2016, we repurchased $404 million in aggregate principal amount of our 6.75% Notes. As of September 24, 2016, the outstanding aggregate principal amount of our 6.75% Notes was $196 million.
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
During the third quarter of 2016, we repurchased $242 million in aggregate principal amount of our 7.75% Notes. As of September 24, 2016, the outstanding aggregate principal amount of our 7.75% Notes was $208 million.
On September 28, 2016, we redeemed the remaining $208 million in aggregate principal amount of our 7.75% Notes.
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
During the third quarter of 2016, we repurchased $125 million in aggregate principal amount of our 7.50% Notes. As of September 24, 2016, the outstanding aggregate principal amount of our 7.50% Notes was $350 million.
7.00% Senior Notes Due 2024
On June 16, 2014, we issued $500 million of our 7.00% Notes. The 7.00% Notes are our general unsecured senior obligations. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between us and Wells Fargo Bank, N.A., as trustee.
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

During the third quarter of 2016, we repurchased $25 million in aggregate principal amount of our 7.00% Notes. As of September 24, 2016, the outstanding aggregate principal amount of our 7.00% Notes was $475 million.
2.125% Convertible Senior Notes Due 2026
On September 14, 2016, we issued $700 million in the aggregate principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). Our 2.125% Notes are our general unsecured senior obligations and will mature on September 1, 2026, unless earlier repurchased or converted. Interest is payable in arrears on March 1 and September 1 of each year beginning on March 1, 2017 . Our 2.125% Notes are governed by the terms of a base indenture and a supplemental indenture (together the 2.125% Indentures) dated September 14, 2016 between us and Wells Fargo Bank, N.A., as trustee.
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election.
We may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes.
The conversion rate will initially be 125.0031 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $8.00 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances.
If we undergo a fundamental change prior to the maturity date of the notes, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of September 24, 2016, the outstanding aggregate principal amount of our 2.125% Notes was $700 million.
We also granted an option to the underwriters to purchase up an additional $105 million aggregate principal amount of the 2.125% Notes. On September 28, 2016, this option was exercised, and we issued an additional $105 million aggregate principal amount of the 2.125% Notes on September 28, 2016.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire all or a portion of our 2.125% Notes, 6.75% Notes, 7.50% Notes and 7.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
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
During the third quarter of 2016, we repaid the $226 million outstanding balance. As of September 24, 2016, we did not have any borrowings outstanding under the Secured Revolving Line of Credit. At December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million, at an interest rate of 4.00%. At September 24, 2016, the Secured Revolving Line of Credit had $21 million related to outstanding letters of credit and up to $395 million available for future borrowings. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 24, 2016, we were in compliance with all required covenants stated in the Amended and Restated Loan Agreement.
The agreements governing our 6.75% Notes, 7.50% Notes, 7.00% Notes, 2.125% Notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

First Amendment to the Amended and Restated Loan and Security Agreement

On June 10, 2015, the Loan Parties entered into a first amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the First Amendment included the addition of exceptions to the liens and asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements, as well as the addition of certain definitions related thereto.

Second Amendment to the Amended and Restated Loan and Security Agreement

On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the Second Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between AMD and NFME.

Third Amendment to the Amended and Restated Loan and Security Agreement

On June 21, 2016, the Loan Parties entered into a third amendment to the Amended and Restated Loan and Security Agreement (the Third Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. Amendments to the Amended and Restated Loan Agreement effected by the Third Amendment included the further expansion of the asset sale covenants to permit the Loan Parties to enter into certain supply chain finance arrangements.

Fourth Amendment to the Amended and Restated Loan and Security Agreement

    On September 7, 2016, the Loan Parties entered into a fourth amendment to the Amended and Restated Loan and Security Agreement (the Fourth Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan agreement effected by the Fourth Amendment was to increase the dollar limit as set forth the definition related to certain supply chain finance arrangements.
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consists of $95 million of payments due under certain software and technology licenses that will be paid through 2020.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our condensed consolidated balance sheet that do not require us to make cash payments, which, as of September 24, 2016, primarily consisted of $14 million of deferred gains resulting from certain real estate transactions that occurred in Sunnyvale, California in 1998, in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013 and $12 million interest accretion for future payments related to software and technology licenses. Operating lease accruals of $5 million and deferred rent related to our facilities in Sunnyvale, California of $3 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $11 million deferred tax liabilities, $3 million non-current unrecognized tax benefits and $3 million of environmental reserves, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 24, 2016 were $393 million, including $338 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale and Santa Clara, California, Markham, Canada, and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, we entered into a 10 year operating lease to occupy 220,000 square feet of new office space in Santa Clara. Base rent obligation is estimated to commence in August 2017 and the total estimate base rent payments over the life of the lease are approximately $125 million. In addition to the base rent payments we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligation. We will also incur costs for capital projects on the new office space. We have the option to extend the term of the lease for an additional 2 five-year periods.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of September 24, 2016, total non-cancelable purchase obligations were $344 million.
Obligations to GF
Our currently expected purchases from GF for the remainder of 2016 for wafer and research and development activities, and minimum purchase obligations for wafer purchases for years 2017 through 2020 are approximately $3.2 billion. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount but expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of September 24, 2016, we had no off-balance sheet arrangements.

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
As of September 24, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a wafer supply agreement with GF with obligations to manufacture products at GF with certain exceptions. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. The WSA is in place until 2024. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a portion of our GPU product requirements from GF with specific mutually agreed exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs and our business could be materially adversely affected. Moreover, if GF is unable to satisfy our manufacturing requirements and we are unable to secure from GF additional exceptions allowing us to contract with another wafer foundry to satisfy those requirements, then our business could be materially adversely affected.

Additionally, we recently entered into the sixth amendment to the WSA pursuant to which we agreed to certain annual wafer purchase targets through 2020, and if we fail to meet the agreed wafer purchase target during a calendar year we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

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

In April 2016, we consummated a transaction with Nantong Fujitsu Microelectronics Co., Ltd. (JV Party), under which we sold to JV Party 85% of the equity interests in our ATMP facilities consisting of Suzhou TF-AMD Semiconductor Co., Ltd., formerly AMD Technologies (China) Co., Ltd., and TF-AMD Microelectronics (Penang) Sdn. Bhd., formerly Advanced Micro Devices Export Sdn. Bhd., thereby forming two joint ventures (collectively, the JVs). Going forward, the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller form factors, increased competition and changes in replacement cycles. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes a new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involves certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, incur unanticipated liabilities and divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, meet our expectations and will not adversely affect our reputation, financial condition and operating results.

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

Collectively, our top two and our top five customers accounted for approximately 60% and 75% of our net revenue, respectively, during the third quarter of 2016. On a segment basis, during the third quarter of 2016, five customers accounted for approximately 54% of the net revenue of our Computing and Graphics segment and five customers accounted for approximately 96% of the net revenue of our Enterprise, Embedded and Semi-Custom segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.

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

Our total debt as of September 24, 2016 was $1.6 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our substantial indebtedness may:

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

The indentures governing our 2.125% Convertible Senior Notes (2.125% Notes), 7.50% Senior Notes due 2022 (7.50% Notes), 7.00% Senior Notes due 2024 (7.00% Notes) and 6.75% Senior Notes due 2019 (6.75% Notes) contain various covenants which limit our ability to, among other things:

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

In addition, the Amended and Restated Loan Agreement restricts our ability to make cash payments on the notes to the extent that on the date of such payment, a default or event of default exists under the Amended and Restated Loan Agreement, or we have not had at all times during the 45 consecutive days immediately preceding such payment, or would not have, on a pro forma basis after giving effect to such payment, Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) of at least $100 million. Any of our future debt agreements may contain similar restrictions. If we fail to make any cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, would constitute an event of default under the agreements governing our other indebtedness.

Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) available cash is greater than the greater of 20% of the total commitment amount and $100 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

•
create liens upon any of the Loan Parties’ property (other than customary permitted liens and liens in respect of up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit));

•	declare or make cash distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date; and

•	enter into any non-arm’s-length transaction with an affiliate (except for certain customary exeptions).

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 2.125% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 2.125% Notes, 7.50% Notes, 7.00% Notes or 6.75% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

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

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.

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
Our issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of our common stock, if and when exercised, will dilute the ownership interests of our existing stockholders, and the conversion of the 2.125% Notes may dilute the ownership interest of our existing stockholders, or may otherwise depress the price of our common stock.

In consideration for the limited waiver and rights under the Sixth Amendment, we issued warrants to WCH to purchase 75 million shares of our common stock. Any issuance by us of common shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares owned by WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants could depress the price of our common stock.
Also, the conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. Such 2.125% Notes may become convertible at the option of their holders prior to their scheduled term under certain circumstances.  Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Line of Credit, which would result in a default under the indentures and our Secured Revolving Line of Credit.

Upon a change of control, we will be required to offer to repurchase all of our 2.125% Notes, 7.50% Notes, 7.00% Notes and 6.75% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of September 24, 2016, no borrowings were outstanding under the Secured Revolving Line of Credit, $21 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.6 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. On April 2016, we consummated the transaction with JV Party, under which we sold to JV Party 85% of the equity interests in our JVs. Going forward, we expect the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we transition operations to the JV Party, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.

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

A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales. In addition, with respect to our semi-custom SoC products for game consoles, we expect sales patterns to follow the seasonal trends of a consumer business with sales in the first half of the year being lower than sales in the second half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.

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

In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. We expect the 2015 Restructuring Plan to be largely completed by the end of the fourth quarter of 2016. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other anticipated benefits from the 2015 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 73% in the third quarter of 2016. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors (for example, the United Kingdom's referendum in which voters approved to leave the European Union, commonly referred to as “Brexit”), could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 13 of our condensed consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.

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

Our operations and properties have in the past been and continue to be subject to various United States and foreign laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require our suppliers to obtain permits for operations making our products, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our suppliers' compliance, we cannot assure you that our suppliers have been or will be at all times in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. In addition to the SEC regulation, the European Union, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
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

4.1
First Supplemental Indenture dated as of September 23, 2016, entered into by and among Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association under the indenture dated as of August 4, 2010, providing for the issuance of the Company’s 7.75% Senior Notes due 2020.

4.2
Indenture between Advanced Micro Devices, Inc. and Wells Fargo Bank, National Association, as Trustee, dated September 14, 2016, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated September 8, 2016, is hereby incorporated by reference.

4.3
First Supplemental Indenture governing the 2.125% Senior Notes due 2026, including the form of the 2.125% Note, between Advanced Micro Devices, Inc. and Wells Fargo, National Association, as Trustee, dated September 14, 2016, filed as Exhibit 4.2 to AMD’s Current Report on Form 8-K dated September 8, 2016, is hereby incorporated by reference.

10.1	First Amended and Restated Registration Rights Agreement dated as of August 30, 2016 between Advanced Micro Devices, Inc. and West Coast Hitech L.P.
10.2
Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of September 7, 2016 by and among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC and Bank of America, N.A.

10.3*	Sixth Amendment to the Wafer Supply Agreement dated August 30, 2016 among Advanced Micro Devices, Inc., GLOBALFOUNDRIES INC. and GLOBALFOUNDRIES U.S. INC.
10.4	Second Amendment to Master Transaction Agreement dated as of August 30, 2016 among Advanced Micro Devices, Inc. and Advanced Technology Investment Company LLC and West Coast Hitech L.P.
10.5	Warrant to Purchase Shares of Common Stock, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 30, 2016, is hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment has been requested with respect to certain portions of the Sixth Amendment to the Wafer Supply Agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 26, 2016	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer