Form 10-K
period 2016-12-31
ADVANCED MICRO DEVICES INC
filed 2017-02-21
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One AMD Place, Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)
(408) 749-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock $0.01 par value per share	The NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 25, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.9 billion based on the reported closing sale price of $4.88 per share as reported on The NASDAQ Capital Market (NASDAQ) on June 24, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 940,758,118 shares of common stock, $0.01 par value per share, as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders (2017 Proxy Statement) are incorporated into Part III hereof. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2016.

Advanced Micro Devices, Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2016

PART I

ITEM 1.    BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; Santa Clara lease commencement date; future patent filings; the level of international sales as compared to total sales; its dependence on a small number of customers for a substantial part of its revenue; receipt of license fees relating to the joint ventures between AMD and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC) (the THATIC JV); expected royalties of future products from the THATIC JV; AMD's expected completion of its restructuring plan implemented in the third quarter of 2015 (the 2015 Restructuring Plan); AMD's expectation that based on the information presently known to management, the securities class action, the shareholder derivative suit and the patent lawsuit will not have a material adverse effect on its financial condition, cash flows or results of operations; that AMD’s cash and cash equivalents and marketable securities balances, the savings from its restructuring plans and the secured revolving line of credit (Secured Revolving Line of Credit) will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; the monitoring of its exposure to interest rate risks; its hedging strategy; its expenditures related to environmental compliance and conflict minerals disclosure requirements; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of our microprocessor and APU product requirements, and a certain portion of its GPU product requirements, from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; the markets in which AMD’s products are sold are highly competitive; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a substantial amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; AMD's issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of our existing stockholders, and the conversion of the 2.125% Convertible Senior Notes due 2026 may dilute the ownership interest of its existing stockholders, or may otherwise depress the price of our common stock; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; the completion and impact of the 2015 Restructuring Plan, its transformation intiatives and any future restructuring actions could adversely affect AMD; AMD may incur future impairments of goodwill; AMD's stock price is subject to volatility; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.

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

General
We are a global semiconductor company primarily offering:

•	x86 microprocessors, as standalone devices or as incorporated into an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

•

•	server and embedded processors and semi-custom System-on-Chip (SoC) products and technology for game consoles. We also license portions of our intellectual property portfolio.
For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 13 of our consolidated financial statements, beginning on page 86 below.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 31, 2016, December 26, 2015 and December 27, 2014 included 53 weeks, 52 weeks and 52 weeks, respectively. References in this report to 2016, 2015 and 2014 refer to the fiscal year unless explicitly stated otherwise.
Additional Information
Advanced Micro Devices, Inc. (AMD) was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Capital Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94085, and our telephone number is (408) 749-4000. References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, Athlon, Opteron, Phenom, Sempron, Turion, FirePro, FreeSync-FX, LiquidVR, Radeon, Geode and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Direct X, Xbox360 and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions.

PlayStation is a registered trademark of Sony Computer Entertainment, Inc. Wii and Wii U are registered trademarks of Nintendo of America, Inc. ARM is a registered trademark of ARM Limited (or its subsidiaries) in the UK and other countries. Vulkan and the Vulkan logo are trademarks of Khronos Group, Inc.
Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
Website Access to Our SEC Filings and Corporate Governance Documents
On the Investor Relations pages of our Website, http://ir.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers and all other senior finance executives, our Worldwide Standards of Business Conduct, which applies to our Board of Directors and all of our employees, and the charters of the Audit and Finance, Compensation and Leadership Resources, Nominating and Corporate Governance and Innovation and Technology committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 7171 Southwest Parkway, M/S B100.2, Austin, Texas 78735, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.
If we make substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, we intend to disclose the nature of such amendment or waiver on our Website.
The information contained on our Website is not incorporated by reference in, or considered to be a part of, this report.
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
Computing and Graphics
The x86 Microprocessor and Chipset Markets
Central Processing Unit (CPU). A microprocessor is an IC that serves as the CPU of a computer. It generally consists of hundreds of millions or billions of transistors that process data in a serial fashion and control other devices in the system, acting as the “brain” of the computer. The performance of a microprocessor is a critical factor impacting the performance of computing and entertainment platforms, such as desktop PCs, notebooks and workstations. The principal elements used to measure CPU performance are work-per-cycle (or how many instructions are executed per cycle), clock speed (representing the rate at which a CPU’s internal logic operates, measured in units of gigahertz, or billions of cycles per second) and power consumption. Other factors impacting microprocessor performance include the process technology used in its manufacture, the number and type of cores, the bit size of its instruction set (e.g., 32-bit vs 16-bit), memory size and data access speed.
Developments in IC design and manufacturing process technologies have resulted in significant advances in microprocessor performance. Since businesses and consumers require greater performance from their computer systems due to the growth of digital data and increasingly sophisticated software applications, multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores, each of which can execute a task at full speed. Multi-core microprocessors can simultaneously increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. Businesses and consumers also require computer systems with improved power management technology, which helps them to reduce the power consumption of their computer systems, enables smaller and more portable form factors, and lowers the total cost of ownership.
Graphics Processing Unit (GPU). A GPU is a programmable logic chip that renders images, animations and video and is increasingly being used to handle general computing tasks. GPUs are located in plug-in cards, as a discrete processor or in a chipset on the motherboard, or in the same chip as the CPU as part of an accelerated processing unit (APU) or System on Chip (SoC). GPUs on stand-alone cards or discrete GPUs on the motherboard typically include their own memory, while GPUs in the chipset or CPU chip share main memory with the CPU.
GPUs perform parallel operations on data to render images for the screen and are essential to presenting computer generated images on the screen, decoding and rendering animations and video. The more sophisticated the GPU, the higher the resolution and the faster and smoother moving objects can be displayed on the screen or in a virtual environment (virtual and augmented realities).
In addition to graphics processing, the parallel operation of GPUs are used on multiple sets of data, increasingly used in vector processor for non-graphics applications that require repetitive computations such as supercomputing, deep neural networks, artificial and machine intelligence, and various embedded applications.
Accelerated Processing Unit (APU). Consumers increasingly demand computing devices with improved end-user experience, system performance and energy efficiency. Consumers also continue to demand thinner and lighter mobile devices, with better performance and longer battery life. We believe that a computing architecture that optimizes the use of its components can provide these improvements.
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
Heterogeneous System Architecture (HSA) describes an industry standard that is an overarching design for having combinations of CPU and GPU processor cores that operate as a unified, integrated engine that shares system responsibilities and resources. AMD is a founding member of the HSA Foundation, a non-profit organization established to define and promote this open standards-based approach to heterogeneous computing. Heterogeneous computing allows for the elevation of the GPU to the same level of the CPU for memory access, queuing and execution. This capability allows software programmers to develop applications to more fully utilize graphics capabilities.
System-on-Chip (SoC). A SoC is a type of IC with a CPU, GPU and other components, such as a memory controller and peripheral management, comprising a complete computing system on a single chip. By combining all of these elements as a SoC, system performance and energy efficiency is improved, similar to an APU.
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
Our x86 Microprocessor and Chipset Products
Our microprocessors are incorporated into computing platforms, which are a collection of technologies that are designed to work together to provide a more complete computing solution and to enable and advance the computing components. We believe that integrated, balanced computing platforms consisting of microprocessors, chipsets (either as discrete devices or integrated into an SoC) and GPUs (either as discrete GPUs or integrated into an APU or SoC) that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. In addition, we believe our customers also benefit from an all-AMD platform (consisting of an APU or CPU, a discrete GPU, and an AMD Fusion Controller Hub chip when needed), as we are able to optimize interoperability, provide our customers a single point of contact for the key platform components and enable them to bring the platforms to market faster in a variety of client and server system form factors.
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
Desktop. Our APUs for desktop PCs consist primarily of the AMD A-Series and AMD E-Series APUs. We also offer AMD FX™ CPUs for the enthusiast market. The latest generation of our AMD FX CPUs is based on the “Piledriver” x86 multi-core architecture. Our AMD FX CPUs are designed for multitasking, high resolution gaming and HD media processing and come in eight-, six- and quad-core versions. In March 2016, we announced new additions to our desktop processor family with the AMD A10-7890K APU designed to help enable smooth play of online games and the AMD Athlon™ X4 880K APU that features our "Excavator" x86 architecture.
Notebooks and 2-in-1s. We continue to invest in designing and developing high performing and low power APUs for notebook PC platforms for the consumer market. Our APUs for notebook PCs consist primarily of AMD A-Series APUs and AMD E-Series APUs. These APUs combine discrete-level AMD Radeon™ graphics, and multi-core CPU processors on a single chip and are designed to optimize performance and energy efficiency. In May 2016, we announced our mobile 7th Generation A-Series processors, designed to provide productivity and entertainment performance with maximum mobility for consumers. These mobile 7th Generation AMD FX, A-Series and E-Series APUs are designed to deliver improvement in performance compared to the previous generation processors in gaming, video rendering and file compression performance.
Chipsets. Our portfolio of chipset products includes models with and without integrated graphics features for desktop and notebook PCs and servers, as well as AMD Controller Hub-based chipsets for our APUs. We offer AMD 9-Series chipsets for the Socket AM3/3+ platforms serving desktop PCs, and AMD A-Series Control Hubs for the Socket FM2/2+ and Socket FP4 platforms for desktop, all-in-one and notebook PCs. We also offer AMD 785E, 780E, 780M, 690E, SR5690, SP5100, SB600, SB710, SB850 and M690E chipsets and AMD A-Series Controller Hubs for our embedded products.
Commercial. We offer enterprise-class desktop and notebook PC solutions sold as AMD PRO for the commercial client market. AMD PRO solutions are designed to provide commercial-grade quality, platform longevity and extended image stability, and also include security and manageability features for enterprise customers. In October 2016, we announced the first PCs featuring 7th Generation AMD PRO APUs (formerly codenamed “Bristol Ridge PRO”). These AMD PRO APUs are built for businesses and designed to deliver increased computing and graphics performance and improved energy efficiency, while providing a secure and stable platform to protect customers’ IT investments.
Graphics Market
The semiconductor graphics market addresses the need for improved visual and data processing in various computing devices. Many consumers value a rich visual experience to enable a more compelling and immersive experience, and, for these consumers, the PC has evolved from a traditional data processing and communications device to an entertainment platform. As a result, visual realism and graphical display capabilities are key product differentiation elements among computing devices. This has led to increasing creation and use of processing-intensive multimedia content for computing devices, including playing games, capturing media content, viewing online videos, editing photos and managing digital content. In turn, these trends have contributed to higher consumer demand for performance graphics solutions and to manufacturers designing computing devices with these capabilities.
Our Graphics Products
Graphics processing is a fundamental component of almost everything we create and can be found in an APU, GPU, SoC or a combination of a GPU with one of the other foregoing products working in tandem. Our customers generally use our graphics solutions to increase the speed of rendering images, to help improve image resolution and color definition, and increasingly to process massive data sets for cloud and datacenter applications. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, 2-in-1s, All-in-Ones (AIOs), professional workstations, and the datacenter. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. In addition, our recent Radeon Pro Software Crimson ReLive Edition now supports Linux®. The Linux version of this driver combines an open-source core and AMD Radeon Pro graphics' technologies and performance.
Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dGPUs) offer high performance graphics processing across all platforms. AMD Accelerated Parallel Processing or General Purpose GPU (GPGPU) refers to a set of advanced hardware and software technologies that enable discrete AMD GPUs, working in concert with the CPU, to accelerate computational tasks beyond traditional CPU processing by utilizing the vast number of discrete GPU cores while working with the CPU to process information cooperatively. In addition, computing devices with heterogeneous computing features run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user. Moreover, heterogeneous computing allows for the elevation of the GPU to the same level as the CPU for memory access, queuing and execution.
Discrete Desktop and Notebook Graphics. Our discrete GPUs for desktop and notebook PCs are designed to enable next generation application program interface (APIs) like DirectX® 12 and Vulkan™, support new displays using FreeSync™ technology, and are uniquely positioned to help drive the next visual revolution of virtual reality (VR) in PC platforms. In March 2016, we introduced the Radeon Pro Duo GPU with the LiquidVR™ SDK platform designed for many aspects of VR content creation: from entertainment to education, journalism, medicine and cinema. In June 2016, we launched our first GPU featuring our Polaris architecture, the Radeon™ RX 480 GPU. Our Polaris architecture features our latest 4th Generation Graphics Core Next (GCN), along with the latest display technology support and performance per watt capabilities, all based on a FinFET 14 process technology. In July 2016, we revealed our new Radeon Pro SSG GPU with the ability to expand GPU storage up to 1 terabyte (TB) and which is designed for media and entertainment professionals. We also announced our new Radeon Pro WX series GPUs, which are based on our Polaris architecture and are designed for workstation professionals and creators. In August 2016, we introduced the new Radeon RX 470, targeted at high definition (HD) resolutions for gamers. Also in August 2016, we released the new Radeon RX 460 graphics card with an ultra-quiet cooling solution and sub-75W power footprint for mainstream and e-sports gaming.
Professional Graphics. Our AMD FirePro™ family of professional graphics products consists of 3D and 2D multi-view graphics cards and GPUs designed for integration in mobile and desktop workstations, as well as commercial PCs. We designed our AMD FirePro 3D graphics cards for demanding applications, such as those found in the computer aided design (CAD) and digital content creation (DCC) markets, with drivers specifically tuned for maximum performance, stability and reliability across a wide range of software packages. We designed our AMD FirePro 2D graphics cards with dual- and quad-display outputs for financial and corporate environments.
We also provide the AMD FirePro S-Series GPU products for the server market, where we target high performance computing (HPC) primarily focused on artificial and machine intelligence, deep neutral networks (DNN), geosciences, biosciences, academic and government workloads, and virtual desktop infrastructure (VDI) use cases primarily focused on workstation-class virtualization, remote desktop and content streaming workloads. In April 2016, we announced the AMD FirePro W9100 with 32 gigabyte (GB) of memory support designed for large workflows with creative applications. In May 2016, we announced an AMD Multiuser GPU (MxGPU) for blade servers, the AMD FirePro S7100X GPU, designed to provide a “workstation-class” experience for up to 16 users that is practically indistinguishable from a native desktop experience. In November 2016, we announced a new release of Radeon Open Compute Platform (ROCm) featuring software support of the new Radeon GPU hardware, new math libraries, and a rich foundation of modern programming languages, designed to speed development of high-performance, energy efficient heterogeneous computing systems.
Enterprise, Embedded and Semi-Custom
The Enterprise, Embedded and Semi-Custom Markets
Server. A server is a computer system that performs services for connected customers as part of a client-server architecture. Many servers are designed to run an application or applications often for extended periods of time with minimal human intervention. Examples of servers include web servers, e-mail servers and print servers. These servers can run a variety of applications, including business intelligence, enterprise resource planning, customer relationship management and advanced scientific or engineering models to solve advanced computational problems in disciplines ranging from financial modeling to weather forecasting to oil and gas exploration. Servers are also used in cloud computing, which is a computing model where data, applications and services are delivered over the internet or an intranet which can be rapidly provisioned and released with minimal effort. Today’s data centers require new technologies and configuration models to meet the demand driven by the staggering amount of data that needs to be stored, accessed and managed. Servers must be efficient, scalable and adaptable to meet the compute characteristics of new and changing workloads.
Embedded. Embedded products address computing needs in PC-adjacent markets, such as industrial control and automation, digital signage, point-of-sale/self-service kiosks, medical imaging and casino gaming machines as well as enterprise class telecommunications, networking, security, storage systems and thin clients (which are computers that serve as an access device on a network). Typically, our embedded products are used in applications that require high to moderate levels of performance, where key features may include mobility, relatively low power, small form factor, and 24x7 operations. High-performance graphics are increasingly important in many embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.

Semi-Custom. We have leveraged our core IP, including our graphics and processing technologies developed for the gaming, VR, augmented reality (AR) and machine intelligent markets, to develop semi-custom solutions for customers who want differentiation in their products. In this market, semiconductor suppliers work alongside system designers and manufacturers to enhance the performance and overall user experience for semi-custom customers. AMD has used this type of collaborative development approach with today’s leading game console manufacturers, and can also address customer needs in many other markets beyond game consoles, leveraging our existing IP to create a variety of products tailored to a specific customer’s needs, ranging from complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.
Our Enterprise, Embedded and Semi-Custom Products
Server Processors. Our microprocessors for server platforms currently include the AMD Opteron™ X-Series, AMD Opteron™ 6300 Series processors, and AMD Opteron™ A-Series processors.
Embedded Processors. Our embedded processors are increasingly driving intelligence into new areas of our lives, like interactive digital signage, casino gaming, and medical imaging devices. These products are designed to support greater connectivity and productivity, and we believe they are a strong driver for the “internet of things” and “immersive computing” areas in the computing industry. Our processor products for embedded platforms include AMD Embedded R-Series APU and CPUs, AMD Embedded G-Series SoC platform and AMD Embedded Radeon™ GPUs. In February 2016, we announced our 3rd Generation AMD Embedded G-Series SoCs and the Embedded G-Series LX SoC, providing customers a broadened portfolio of performance options. The 3rd Generation AMD Embedded G-Series SoCs, introduced for the first time pin compatibility between the G-Series family and the higher performance AMD Embedded R-Series family. Pin compatibility allows for devices to share the same package and pin-out so that customers can design one board and change the processor on the board without changing the board design. In September 2016, we announced two new AMD Embedded Radeon graphics cards, the AMD Embedded Radeon E9260 and the AMD Embedded Radeon E9550 discrete GPU products. These GPUs bring our Polaris architecture to the embedded markets and are designed elevate the level of GPU processing performance available to embedded customers.
Semi-Custom. Our semi-custom products are tailored, high-performance, customer-specific solutions based on AMD’s CPU, GPU and multi-media technologies. We work closely together with our customers to define solutions to precisely match the requirements of the device or application. Historically we have leveraged our core graphics processing technology into the game console market by licensing our graphic technology in game consoles such as the Microsoft® Xbox 360™ and Nintendo Wii and Wii U. More recently, we developed the semi-custom SoC products that power the Sony PlayStation® 4 and new PlayStation® 4 Pro and Microsoft® Xbox One™ and Xbox One S™ game consoles.
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
We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. Subject to certain exceptions, we also offer a three-year limited warranty to end users for those CPU and AMD A-Series APU products purchased as individually packaged products, commonly referred to as “processors in a box”, and for PC workstation products. We have also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.
We market and sell our latest products under the AMD trademark. Our desktop PC product brands for microprocessors are AMD A-Series, AMD E-Series, AMD FX CPU, AMD Athlon CPU and APU, AMD Sempron™ APU and CPU and AMD Pro A-Series APU. Our notebook and 2-in-1s for microprocessors are AMD A-Series, AMD E-Series, AMD C-Series, AMD Z-Series, AMD FX APU, AMD Phenom™, AMD Athlon CPU and APU, AMD Turion™ and AMD Sempron APU and CPU. Our server brand for microprocessors is AMD Opteron™. We also sell low-power versions of our AMD Opteron, AMD Athlon and AMD Sempron, as well as AMD Geode™, AMD R-Series and G-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon, and AMD Embedded Radeon is our product brand for the embedded graphics market. Our product brand for professional graphics products is AMD FirePro™. We also market and sell our chipsets under the AMD trademark.

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
We also work with our customers to create differentiated products that leverage our CPU, GPU and APU technology. Customers of our semi-custom products pay us non-recurring engineering fees for design and development services and a purchase price for the resulting semi-custom products.
Our major customers, Sony Corporation, Microsoft Corporation and HP Inc., each accounted for more than 10% of our consolidated net revenue for the year ended December 31, 2016. Sales to Sony and Microsoft consisted of products from our Enterprise, Embedded and Semi-Custom segment and sales to HP Inc. consisted primarily of products from our Computing and Graphics segment. A loss of any of these customers would have a material adverse effect on our business.
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
Add-in-Board (AIB) Manufacturers and System Integrators
We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to system integrators (SIs), retail buyers and sub distributors. Our agreements with AIBs protect their inventory of our products against price reductions. We also sell directly to our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.
Competition
Generally, the IC industry is intensely competitive. Products typically compete on timely product introductions, product quality (including enabling state-of-the art visual experiences), power consumption (including battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility and stability, brand recognition and availability. Technological advances in the industry can result in frequent product introductions, regular price reductions and short product life cycles for some products, and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices with competitive costs.
Competition in the Microprocessor and Chipset Market
Intel Corporation has been the market share leader for microprocessors for many years. Intel’s market share, margins and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to influence customers who do business with us. These aggressive activities have in the past resulted in lower unit sales and a lower average selling price for many of our products and adversely affected our margins and profitability.
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
Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Intel’s position in the microprocessor market and integrated graphics chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and lower average selling prices for our products, which could have a material adverse effect on us.
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
Our principal competitor in the graphics market is Nvidia. AMD and Nvidia are the two principal companies offering discrete graphics solutions. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to do so, especially as we believe that the growing complexity of graphics processors and the associated research and development costs represent an increasingly higher barrier to entry in this market.
In the semi-custom game console products, where graphics performance is critical, we compete primarily against Nvidia.

Research and Development
We focus our research and development activities on improving product performance and enhancing product design. Our main area of focus is on delivering the next generation of CPU and GPU IP, and designing that IP into our SoCs for our next generation of products, with, in each case, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our APU products for notebooks, the power efficiency of our microprocessors for servers and the performance and power efficiency of our discrete GPUs. We are also focusing on delivering a range of low-power integrated platforms to serve key markets, including commercial clients, mobile computing and gaming. We believe that these platforms will bring customers increased performance and energy efficiency. We also work with industry leaders on process technology, software and other functional intellectual property and with others in the industry and industry consortia to conduct early stage research and development.
Our research and development expenses for 2016, 2015 and 2014 were approximately $1.0 billion, $0.9 billion and $1.1 billion, respectively. For more information, see “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in China, Canada, India, Singapore and Taiwan.
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

On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in two of our assembly, test, mark and packaging facilities, Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.) and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.) to affiliates of Tongfu Fujitsu Microelectronics, Co., Ltd., or TFME (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) to form two joint ventures (each an “ATMP JV”). As a result of the sale, TFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of our subsidiaries own the remaining 15%.
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 31, 2016, we had approximately 5,033 patents in the United States and approximately 913 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 10,767 patent matters worldwide consisting of approximately 7,814 issued patents and 2,953 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business.
As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the cross-license agreement that we entered into with Intel on November 11, 2009. Under the cross-license agreement, we granted to Intel and Intel granted to us, non-exclusive, royalty-free licenses to all of each other’s patents that were first filed no later than November 11, 2014 and each party can exploit these patents anywhere in the world for making and selling certain semiconductor- and electronic-related products. Under the cross-license agreement, Intel has rights to make semiconductor products for third parties, but the third-party product designs are not licensed as a result of such manufacture. We have rights to perform assembly and testing for third parties but not rights to make semiconductor products for third parties. The term of the cross-license agreement continues until the expiration of the last to expire of the licensed patents, unless earlier terminated. A party can terminate the cross-license agreement or the rights and licenses of the other party if the other party materially breaches the cross-license agreement and does not correct the noticed material breach within 60 days. Upon such termination, the terminated party’s license rights terminate but the terminating party’s license rights continue, subject to that party’s continued compliance with the terms of the cross-license agreement. The cross-license agreement will automatically terminate if a party undergoes a change of control (as defined in the cross license agreement), and both parties’ licenses will terminate. Upon the bankruptcy of a party, that party may assume, but may not assign, the cross-license agreement, and in the event that the cross-license agreement cannot be assumed, the cross-license agreement and the licenses granted will terminate.
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
Employees
As of December 31, 2016, we had approximately 8,200 employees.
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

We have a wafer supply agreement with GF with obligations to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU product requirements from GF, with limited exceptions. If GF is not able to satisfy our manufacturing requirements, our business could be adversely impacted.

The WSA governs the terms by which we purchase products manufactured by GF. The WSA is in place until 2024. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a portion of our GPU product requirements from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs and our business could be materially adversely affected. Moreover, if GF is unable to satisfy our manufacturing requirements and we are unable to secure from GF additional exceptions allowing us to contract with another wafer foundry to satisfy those requirements, then our business could be materially adversely affected.

In August 2016, we entered into the sixth amendment to the WSA (Sixth Amendment) pursuant to which we agreed to certain annual wafer purchase targets through 2020, and if we fail to meet the agreed wafer purchase target during a calendar year we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

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

In April 2016, we consummated a transaction with Tongfu Fujitsu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), under which we sold to TFME 85% of the equity interests in our ATMP facilities consisting of Suzhou TF-AMD Semiconductor Co., Ltd. (formerly AMD Technologies (China) Co., Ltd.) and TF-AMD Microelectronics (Penang) Sdn. Bhd. (formerly Advanced Micro Devices Export Sdn. Bhd.) thereby forming two joint ventures (collectively, the JVs). The majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we continue to transition operations to the JVs, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook. While overall growth in Computing and Graphics is stabilizing, the areas within Computing and Graphics are changing. Our ability to take advantage of the opportunities within the areas of Computing and Graphics is based on foreseeing those changes and making timely investments in the form factors that serve those areas. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes a new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.

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
Collectively, Sony Corporation, Microsoft Corporation and HP Inc. accounted for approximately 59% of our consolidated net revenue for the year ended December 31, 2016. Sales to Sony and Microsoft consisted of products from our Enterprise, Embedded and Semi-Custom segment and sales to HP Inc. consisted primarily of products from our Computing and Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, product features and capabilities (including enabling state-of-the-art visual and virtual reality experience), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, security and stability, brand recognition and availability.

We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with the introduction of our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market, leading to lower prices and margins. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected.

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

Our total debt as of December 31, 2016 was $1.4 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our substantial indebtedness may:

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

The indentures governing our 6.75% Senior Notes due 2019 (6.75% Notes), 7.50% Senior Notes due 2022 (7.50% Notes), 7.00% Senior Notes due 2024 (7.00% Notes) and 2.125% Notes contain various covenants which limit our ability to, among other things:

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

In addition, the Amended and Restated Loan Agreement restricts our ability to make cash payments on the notes to the extent that, on the date of such payment, a default or event of default exists under the Amended and Restated Loan Agreement, or we have not had at all times during the 45 consecutive days immediately preceding such payment, or would not have, on a pro forma basis after giving effect to such payment, Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) of at least $100 million. Any of our future debt agreements may contain similar restrictions. If we fail to make any cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, would constitute an event of default under the agreements governing our other indebtedness.

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

•	declare or make cash distributions;

•	create any encumbrance on the ability of a subsidiary to make any upstream payments;

•	make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date; and

•	enter into any non-arm’s-length transaction with an affiliate (except for certain customary exceptions).

The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 6.75% Notes, 7.50%

Notes, 7.00% Notes or 2.125% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

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

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the new Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new and enhanced products, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality and performance in the time frame or price point needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.

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

Our inability to continue to attract and retain qualified personnel may hinder our business.

Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. Competition for highly skilled employees and executives in the technology industry is intense. If we are not able to continue to attract, train and retain qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate qualified personnel, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our results of operations. Also, if the value of our stock awards increases substantially, this could potentially create great personal wealth for our employees and affect our ability to retain these employees. In addition, our current and any future restructuring plans may adversely impact our ability to attract and retain key employees.
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

Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of December 31, 2016, no borrowings were outstanding under the Secured Revolving Line of Credit, $19 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.43 billion was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.

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

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments. While the overall growth in these segments is stabilizing, the sub-segments of these markets are changing. Our ability to take advantage of the growth in these sub-segments is based on foreseeing those changes and making timely investments in the form factors that serve those growing sub-segments.

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

Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. On April 2016, we consummated the transaction with TFME, under which we sold to TFME 85% of the equity interests in our JVs. Going forward, we expect the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to adequately fulfill our ATMP requirements as we continue to transition operations to TFME, nor is there any guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.

In addition, we may not realize the anticipated benefits from any new business initiatives. For example, in connection with our strategy of licensing portions of our intellectual property portfolio, in the first quarter of 2016, we entered into a joint venture with Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). The primary purpose of the THATIC JV is to support our expansion into the server and workstation product market in China. We also licensed certain of our intellectual property (Licensed IP) to the THATIC JV for license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We may not realize the expected benefits from this joint venture, including the THATIC JV’s expected future performance, the receipt of any future milestone payments from the Licensed IP, and the receipt of any royalty payments from future sales of products by the THATIC JV.

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

We may purchase equipment and materials for our back-end manufacturing operations from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another.

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

In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. We expect the 2015 Restructuring Plan will be completed by the end of the first quarter of 2017. These restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. We cannot be sure that we will realize operational savings or any other anticipated benefits from the 2015 Restructuring Plan or any future restructuring actions. Any operating savings are subject to assumptions, estimates and significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business and financial results could be adversely affected.

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

Our stock price is subject to volatility.

Our stock price has experienced price and volume fluctuations and could be subject to wide fluctuations in the future. During 2016, the closing price of our stock price ranged from $1.80 to $12.07. The trading price of our stock may fluctuate widely due to various factors including, actual or anticipated fluctuations in our financial conditions and operating results, changes in financial estimates by us or securities analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, and broad market and industry fluctuations. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, volatility in our stock price could adversely affect our business and financing opportunities.

Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 78% in 2016. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom's recent referendum, commonly referred to as “Brexit,”

has created economic and political uncertainty in the European Union. Also the new U.S. administration has called for changes to domestic and foreign policy. We cannot predict the impact, if any, of the policies adopted by the new administration will have on our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 17 of our consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.

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

Recently, the U.S. federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking. In addition, the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers as well as the Electronic Industry Citizenship Coalition (EICC) have also issued expectations to eliminate these practices that may impact us. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2016, we leased approximately 2.23 million square feet of space for research and development, engineering, administrative and warehouse use, including our headquarters in Sunnyvale, California, our principal administrative facilities in Austin, Texas, our main facility with respect to graphics and chipset products located in Markham, Ontario, Canada and a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2028, although some of these leases include optional renewals. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires a year earlier, in December 2017. During the third quarter of 2016, we entered into a 10-year operating lease to occupy 220,156 square feet of new office space in Santa Clara, California. We estimate this lease to commence in August 2017. We have the option to extend the term of the lease for two additional 5-year periods. The lease for our principal administrative facilities in Austin, Texas expires in March 2025, and provides for one 10-year optional renewal. The lease for our facilities in Markham, Ontario, Canada expires in February 2028, and provides for one 5-year optional renewal.

We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.
We also have approximately 101,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to portions of this space that expire at various dates through 2017.
We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as discussed above, the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

ITEM 3.	LEGAL PROCEEDINGS
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process is ongoing.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 (Wessels) was filed against us (as a nominal defendant only) and certain of our directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (Hamilton) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-01890.
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on our 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits are currently stayed.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

ZiiLabs Litigation

On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against us in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against us and several other companies asserting the same four patents.

The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. One of our customers is also a named respondent. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same.

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
Other Matters
We are a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on our management’s current knowledge, we believe that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Capital Market (NASDAQ) under the symbol “AMD”. On February 10, 2017, there were 6,150 registered holders of our common stock, and the closing price of our common stock was $13.58 per share as reported on NASDAQ.
The following table sets forth on a per share basis the high and low intra-day sales prices on NASDAQ and the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal Year 2016 Quarters Ended:
March 26, 2016	$3.06	$1.75
June 25, 2016	$5.52	$2.60
September 24, 2016	$8.00	$4.65
December 31, 2016	$12.42	$6.22
	High	Low
Fiscal Year 2015 Quarters Ended:
March 28, 2015	$3.37	$2.14
June 27, 2015	$2.94	$2.20
September 26, 2015	$2.63	$1.61
December 26, 2015	$3.00	$1.65
Currently, we do not have any plans to pay dividends on our common stock. Under the terms of our indentures for our 6.75% Senior Notes due 2019 (6.75% Notes), 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes), we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into each indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the indentures. We are prohibited from paying cash dividends on our common stock when certain payment conditions (Payment Conditions) are not satisfied. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’(as defined in the Amended and Restated Loan Agreement) excess available cash is greater than the greater of 20% of the total commitment amount and $100 million.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices and the S&P 400 and S&P 400 Semiconductor Indices
The following graph shows a five-year comparison of cumulative total return on our common stock and the S&P 400 and S&P 400 Semiconductor Indices from December 31, 2011 through December 31, 2016. The past performance of our common stock is no indication of future performance.

	Base Period	Years Ending
Company / Index	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016
Advanced Micro Devices, Inc.	100	42.22	70.00	49.07	54.07	210.00
S&P 400 Index	100	116.02	156.60	174.49	171.01	204.03
S&P 400 Semiconductors Index	100	100.93	133.01	187.72	199.93	268.67

ITEM 6.	SELECTED FINANCIAL DATA
Five Years Ended December 31, 2016
(In millions except per share amounts)

	2016(1)	2015(1)	2014(1)	2013(1)	2012(1)
Net revenue	$4,272	$3,991	$5,506	$5,299	$5,422
Net loss (2)(3)(4)(5)(6)(7)(8)	(497)	(660)	(403)	(83)	(1,183)
Net loss per common share
Basic	$(0.60)	$(0.84)	$(0.53)	$(0.11)	$(1.60)
Diluted	$(0.60)	$(0.84)	$(0.53)	$(0.11)	$(1.60)
Shares used in per share calculation
Basic	835	783	768	754	741
Diluted	835	783	768	754	741
Long-term debt, net and other long term liabilities (9)(10)	$1,559	$2,093	$2,110	$2,153	$2,039
Total assets (10)	$3,321	$3,084	$3,737	$4,315	$3,974

(1)	2016 consisted of 53 weeks, whereas 2015, 2014, 2013 and 2012 each consisted of 52 weeks.

(2)
In 2013, we entered into licenses and settlements regarding patent-related matters. Pursuant to these licenses and settlements, we received in aggregate, $48 million, net, which we recorded within net legal settlements in 2013.

(3)
During the first quarter of 2012, we entered into a second amendment to the WSA with GF. The primary effect of this amendment was to modify certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us during 2012. As a result of the amendment, we recorded a $703 million charge during the first quarter of 2012. During the fourth quarter of 2012, we entered into a third amendment to the WSA. Pursuant to the third amendment, we modified our wafer purchase commitments for the fourth quarter of 2012 made pursuant to the second amendment to the WSA. In addition, we agreed to certain pricing and other terms of the WSA applicable to wafers for our microprocessor and APU products, to be delivered by GF to us from the fourth quarter of 2012 through December 31, 2013. Pursuant to the third amendment, GF agreed to waive a portion of our production wafer purchase commitments for the fourth quarter of 2012. In consideration for this waiver, we agreed to pay GF a fee of $320 million, which resulted in a $273 million lower of cost or market charge recorded in the fourth quarter of 2012. During the third quarter of 2016, we entered into a sixth amendment to the WSA to modify certain terms of the WSA applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. Pursuant to the sixth amendment, GF agreed to provide us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. In addition, in consideration for the limited waiver and rights under the sixth amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC. Accordingly, in 2016, we recorded a charge of $340 million in Cost of sales, consisting of the $100 million payment under the sixth amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the sixth amendment.

(4)
In 2015, 2014, and 2012, we implemented restructuring plans and incurred net charges of $53 million, $58 million, $6 million and $100 million in 2015, 2014, 2013 and 2012, respectively, which primarily consisted of severance and related employee benefits.

(5)
In 2015, we exited the dense server systems business, formerly SeaMicro resulting in a charge of $76 million in restructuring and other special charges, net. In 2014, we incurred other special charges of $13 million primarily related to the departure of our former CEO. In 2013, we sold and leased back buildings in various locations and land in Austin, Texas, for which we recorded a net charge of $24 million in other special charges.

(6)
In 2014, we recorded a goodwill impairment charge of $233 million related to our Computing and Graphics segment. Also in 2014, we recorded a $58 million lower of cost or market inventory adjustment related to our second generation APU products. In 2015, we recorded an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs, and a technology node transition charge of $33 million.

(7)
In 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd., (formerly AMD Technologies (China) Co., Ltd.), and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in each ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligations to fund the ATMP JV. As the result of the transaction, we recorded a cumulative pre-tax gain on the sale of our 85% equity interest in ATMP JV of $146 million which was recognized in Other income (expense), net on our consolidated statements of operations. In addition, during 2016, we recorded a $10 million of loss in Equity in income (loss) of ATMP JV on our consolidated statements of operations, which includes certain expenses incurred by us on behalf of the ATMP JV.

(8)
In 2016, we recognized $88 million of licensing gain related to the licensing of certain of our intellectual property (Licensed IP) to two joint ventures formed with Tianjin Haiguang Advanced Technology Investment Co., Ltd. (collectively, the THATIC JV)

(9)
Total long-term debt, net and other long term liabilities increased by $114 million from 2012 to 2013, primarily due to obligations associated with the license of $157 million of new technology and software, partially offset by the repurchase of $50 million in principal amount of our 6.00% Notes (which is a portion of our outstanding 6.00% Notes). Total long-term debt and other long term liabilities decreased by $534 million from 2015 to 2016, primarily due to $1,048 million of net debt reduction, partially offset by the issuance of $805 million in principal amount of 2.125% Notes net of unamortized discount of $308 million and unamortized financing cost of $14 million, and $38 million increase in other long-term liabilities mainly due to higher technology licenses payable. See Note 11 of our consolidated financial statements for additional information.

(10)
Amounts retrospectively reflected adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs beginning in the first quarter of 2016. We reclassified debt issuance costs from long-term assets to long-term debt, net by $25 million, $30 million, $22 million and $26 million for 2015, 2014, 2013 and 2012, respectively, on our consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements as of December 31, 2016 and December 26, 2015 and for each of the three years in the period ended December 31, 2016 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data” and “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
We are a global semiconductor company primarily offering:

(i)	x86 microprocessors, as standalone devices or as incorporated into an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

(ii)	server and embedded processors, semi-custom System-on-Chip (SoC) products and technology for game consoles. We also license portions of our intellectual property portfolio.
In this MD&A, we will describe the results of operations and the financial condition for us and our consolidated subsidiaries, including a discussion of our results of operations for 2016 compared to 2015 and 2015 compared to 2014, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.
Overview
As we continued to focus on our strategy to improve our business, we made progress towards strengthening our competitive position and improving our financial performance in 2016. Net revenue for 2016 was $4.3 billion, an increase of 7% compared to 2015 net revenue of $4.0 billion. The increase in net revenue from 2015 was due to a 9% increase in Computing and Graphics segment revenue and a 5% increase in Enterprise, Embedded and Semi-Custom segment revenue. Computing and Graphics segment revenue increased year-over-year primarily due to higher GPU sales, offset by lower microprocessor sales. Embedded and Semi-Custom segment revenue increased year-over-year primarily due to higher semi-custom SoC sales.
Gross margin, as a percentage of net revenue for 2016, was 23% compared to 27% in 2015. The decrease in gross margin in 2016 as compared to 2015 was primarily due to a $340 million charge taken in the third quarter of 2016 (the WSA Charge) related to the sixth amendment to the wafer supply agreement (the Sixth Amendment) with GLOBALFOUNDRIES Inc. (GF). Operating loss for 2016 was $372 million compared to a $481 million for 2015. This improvement in operating performance in 2016 compared to 2015 was due to an increase in net revenue described above, a reduction in restructuring and other special charges, net and a licensing gain related to an intellectual property license agreement in connection with the joint ventures in China that we formed with Tianjin Haiguang Advanced Technology Investment Co. Ltd. (THATIC), partially offset by an increase in cost of sales due to the WSA Charge. During 2016, we continued to closely manage our operating expenses. Our operating expenses in 2016 decreased to $1.5 billion, compared to $1.6 billion in 2015, due to the absence of restructuring charges in 2016, partially offset by increased R&D expenses.
In 2016, we continued to improve our balance sheet by reducing our debt and extending our debt maturities. During the third quarter of 2016, we issued $690 million of common stock and $805 million aggregate principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). We used the net proceeds from the issuance of our common stock and the 2.125% Notes to pay $230 million of our secured revolving line of credit and repurchase an aggregate principal amount of $796 million of our outstanding 6.75% Senior Notes due 2019 (6.75% Notes), 7.75% Senior Notes due 2020 (7.75% Notes), 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes). In the fourth quarter of 2016, we redeemed the remaining $208 million in aggregate principal amount of our 7.75% Notes and as a result, we no longer have any 7.75% Notes outstanding. Total debt as of the end of the fourth quarter of 2016 was $1.4 billion, compared to $2.2 billion at the end of the fourth quarter of 2015. Our cash and cash equivalents as of December 31, 2016 were $1.3 billion compared to $785 million at December 26, 2015.
During 2016, we continued to execute our roadmap by delivering a number of new products and technologies across our two business segments. In March 2016, we announced new additions to our desktop processor family, with the AMD A10-7890K APU designed to help enable smooth play of online games and the AMD Athlon X4 880K APU that features our "Excavator" x86 architecture. Also in March, we introduced the Radeon Pro Duo GPU with the LiquidVR SDK platform designed for many aspects of VR content creation: from entertainment to education, journalism, medicine and cinema. In May 2016, we introduced our mobile 7th Generation A-Series processors. Our 7th Generation A-Series processors are designed to provide productivity and entertainment performance with maximum mobility for consumers. Also in May, we introduced an AMD Multiuser GPU (MxGPU) for blade servers, the AMD FirePro S7100X GPU, designed to provide a “workstation-class” experience for up to 16 users. We launched our first GPU featuring our Polaris architecture, the Radeon™ RX 480 GPU, in June 2016. Our Polaris architecture features our latest 4th Gen Graphics Core Next (GCN), along with the latest display technology support and performance per watt capabilities, all based on a FinFET 14 process technology. In July 2016, we revealed our new Radeon Pro SSG GPU with the ability to expand GPU storage up to 1 terabyte (TB) and which is designed for media and entertainment professionals. We also announced our new Radeon Pro WX series GPUs, which are based on our Polaris architecture and designed for workstation professionals and creators. In August 2016, we introduced the new Radeon RX 470, targeted at high definition (HD) resolutions for gamers. Also in August 2016, we released the new Radeon RX 460 graphics card with an ultra-quiet cooling solution and sub-75W power footprint for mainstream and e-sports gaming. We announced two new AMD Embedded Radeon graphics cards, the AMD Embedded Radeon E9260 and the AMD Embedded Radeon E9550 discrete GPU products in September 2016. These GPUs bring our Polaris architecture to the embedded markets and are designed to elevate the level of GPU processing performance available to embedded customers. In October 2016, we announced the first PCs featuring 7th Generation AMD PRO APUs. These APUs are built for businesses and designed to deliver increased computing and graphics performance and improved energy efficiency.
In connection with our plans to further sharpen our focus and operations on designing high-performance products, we entered into a definitive agreement to form two joint ventures with Tongfu Fujitsu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME) in the third quarter of 2015. In April 2016, we completed the sale of a majority of the equity interests in Suzhou TF AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.) and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of TFME to form two joint ventures (collectively, ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of our subsidiaries own the remaining 15%. We received approximately $342 million, including purchase price adjustments, in net cash proceeds for selling 85% of the equity interest in the ATMP JV.
In February 2016, as part of our IP monetization strategy, we and THATIC formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). Our equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by our contribution of certain of our patents. The THATIC JV’s primary purpose is to support our expansion into the server product market in China. We also licensed certain of our intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the THATIC JV in connection with the product development.
In addition, we entered into a Sixth Amendment with GF during the third quarter of 2016. The Sixth Amendment modifies certain terms of the wafer supply agreement applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. Also, in connection with and in consideration for the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala) pursuant to which WCH received the right to purchase up to 75 million shares of our common stock.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
GLOBALFOUNDRIES
Formation and Accounting
On March 2, 2009, we consummated the transactions contemplated by the Master Transaction Agreement among us, Mubadala Technology Investments LLC, or Mubadala Tech, (formerly, Advanced Technology Investment Company LLC) and West Coast Hitech L.P. (WCH), pursuant to which we formed GF. In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, AMD, Mubadala Tech and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.
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
The Sixth Amendment also provides us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the fourth quarter of fiscal 2016, we paid GF $25 million. Starting in 2017 and continuing through 2020, we also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, AMD and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If we do not meet the annual wafer purchase target for any calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on our current business and market expectations and take into account the limited waiver we have received for certain products.
AMD and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020.
Our total purchases from GF related to wafer manufacturing and research and development activities were approximately $0.7 billion for 2016, $0.9 billion for 2015 and $1.0 billion for 2014.
Warrant Agreement. Also on August 30, 2016, in consideration of the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with WCH, a wholly-owned subsidiary of Mubadala. Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of our common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant under the Warrant Agreement is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement shall not exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of our outstanding capital stock after any such exercise.
During 2016, we recorded a charge of $340 million, consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the Sixth Amendment.
Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligations to fund the ATMP JV.
As a result of the transaction, we received approximately $342 million, including purchase price adjustments, in net cash proceeds for selling 85% of the equity interest in each of Suzhou TF-AMD Semiconductor Co., Ltd. and TF AMD Microelectronics (Penang) Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on our consolidated statements of cash flows for the year ended December 31, 2016.
We recognized a net pre-tax gain on the sale of the 85% equity interest in ATMP JV of $146 million for the year ended December 31, 2016, which was recognized in Other income (expense), net on our consolidated statements of operations. The net pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of our retained 15% equity interests in the ATMP JV over the sum of the net book values of our former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $11 million in excess of fair value of our retained interest over the corresponding net book values.
In determining the fair value of our retained 15% equity interests in the ATMP JV, we used quoted prices from comparable bids for this transaction. We also considered other factors including the control premium and the amount of consideration received for the portion sold.
We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of December 31, 2016, the carrying value of our investment in the ATMP JV was approximately $59 million.
Following the deconsolidation, the ATMP JV is our related party. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV during the year ended December 31, 2016 amounted to approximately $265 million. Our payable to the ATMP JV, as of December 31, 2016, was $128 million.
During the year ended December 31, 2016, we recorded a $10 million loss in Equity in income (loss) of ATMP JV on our consolidated statements of operations, which included certain expenses incurred by us on behalf of the ATMP JV.
Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, we and THATIC, a third-party Chinese entity (JV Partner), formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). Our equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by our contribution of certain of our patents. The JV Partner is responsible for the initial and on-going financing of the THATIC JV’s operations. We have no obligations to fund the THATIC JV. The THATIC JV’s primary purpose is to support our expansion into the server and workstation product market in China. We licensed certain of our intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the THATIC JV in connection with the product development.
We concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. We determined that we are not the primary beneficiary of either China JV1 or China JV2, as we do not have unilateral power to direct selling and marketing activities, manufacturing and product development activities related to the THATIC JV's products. Accordingly we will not consolidate either of these entities and therefore account for our investments in the THATIC JV under the equity method of accounting. THATIC JV is our related party.
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process. Royalty payments will be recognized in income once earned. We will classify Licensed IP income and royalty income as other operating income. During the year ended December 31, 2016, we recognized $88 million of licensing gain associated with the THATIC JV as part of operating income.
Our total exposure to losses through our investment in the THATIC JV is limited to our investments in the THATIC JV, which was zero as of December 31, 2016. Our share in the net losses of the THATIC JV for the year ended December 31, 2016 was not material and is not recorded in our consolidated statement of operations since we are not obligated to fund the THATIC JV's losses in excess of our investment in the THATIC JV.
As of December 31, 2016, the total assets and liabilities of the THATIC JV were not material.
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

We perform an annual goodwill impairment analysis as of the first day of the fourth quarter of each year. In assessing impairment on goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends, market capitalization and Company-specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed.
The first step measures for impairment by applying fair value-based tests at the reporting unit level. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The implied fair value of a reporting unit is determined through the application of one or more valuation models common to our industry, including the income, market and cost approaches. While market valuation data for comparable companies is gathered and analyzed, we believe that there has not been sufficient comparability between the peer groups and the specific reporting units to allow for the derivation of reliable indications of value using a market approach. Therefore, we have ultimately employed the income approach which requires estimates of present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market condition. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. A variance in the discount rate could have a significant impact on the amount of the goodwill impairment charge recorded, if any. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit.
Based on the results of our annual qualitative analysis of goodwill in 2016, we determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test and there was no goodwill impairment.
Based on the results of our annual analysis of goodwill in 2015, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment.

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
Results of Operations
Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net, income taxes and equity in income (loss) of ATMP JV. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. We have the following two reportable segments:

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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Included in this category are employee stock-based compensation expense, the charge related to the Sixth Amendment to the WSA with GF, restructuring and other special charges, net, amortization of acquired intangible assets, workforce rebalancing severance charges, goodwill impairment charge and significant or unusual lower of cost or market inventory adjustments. We also reported the results of former businesses in the All Other category because the operating results were not material.
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
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The years ended December 31, 2016, December 26, 2015 and December 27, 2014 included 53 weeks, 52 weeks and 52 weeks, respectively. The extra week in 2016 did not have a material impact on our results of operations. References in this report to 2016, 2015 and 2014 refer to the fiscal year unless explicitly stated otherwise.
The following table provides a summary of net revenue and operating income (loss) by segment and income (loss) before income taxes and equity in income (loss) of ATMP JV for 2016, 2015 and 2014.

	2016	2015	2014
	(In millions)
Net revenue:
Computing and Graphics	$1,967	$1,805	$3,132
Enterprise, Embedded and Semi-Custom	2,305	2,186	2,374
Total net revenue	$4,272	$3,991	$5,506
Operating income (loss):
Computing and Graphics	$(238)	$(502)	$(76)
Enterprise, Embedded and Semi-Custom	283	215	399
All Other	(417)	(194)	(478)
Total operating loss	$(372)	$(481)	$(155)
Interest expense	(156)	(160)	(177)
Other income (expense), net	80	(5)	(66)
Loss before income taxes and equity income (loss) of ATMP JV	$(448)	$(646)	$(398)
Computing and Graphics
Computing and Graphics net revenue of $2.0 billion in 2016 increased by 9% compared to $1.8 billion in 2015 as a result of a 9% increase in unit shipments, partially offset by a 2% decrease in average selling price. The increase in unit shipments was primarily attributable to higher unit shipments of our GPU products, partially offset by lower unit shipments of our microprocessor products. The increase of unit shipments of our GPU products was primarily driven by demand for our Polaris architecture-based GPU products. The decrease in unit shipments of our microprocessor products was primarily due to lower unit shipments of our desktop microprocessor products due to lower demand, partially offset by higher shipments of notebook microprocessor products driven by higher demand for our 7th Generation A-Series notebook processors. The decrease in average selling price was primarily attributable to a decrease in average selling price of our desktop microprocessor and notebook GPU products due to a shift in our product mix, partially offset by an increase in average selling price of our channel GPU products primarily due to strong demand for our Polaris architecture-based GPU products.
Computing and Graphics net revenue of $1.8 billion in 2015 decreased by 42% compared to $3.1 billion in 2014 as a result of a 44% decrease in unit shipments, partially offset by a 3% increase in average selling price. Unit shipments of all our Computing and Graphics products decreased. The decrease in unit shipments of all categories of products was due to lower demand caused by challenging global macro-economic conditions, especially in the Greater China region, in addition to increased competitive pressures and reduced demand from our OEM customers in advance of the Microsoft Windows® 10 operating system. The increase in average selling price was primarily attributable to an increase in average selling price of our notebook GPU products and channel GPU products due to a shift in our product mix, partially offset by a decrease in average selling price of our notebook microprocessor products and chipset products.
Computing and Graphics operating loss was $238 million in 2016 compared to an operating loss of $502 million in 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above and a decrease in operating expenses, partially offset by an increase in cost of sales primarily due to higher sales in 2016 compared to 2015. In 2015, cost of sales included an inventory write-down of $52 million as a result of lower than anticipated demand for primarily older-generation APU products. Operating expenses decreased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $502 million in 2015 compared to an operating loss of $76 million in 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a $696 million decrease in cost of sales and a decrease in operating expenses. Cost of sales decreased primarily due to lower unit shipments in 2015 compared to 2014, partially offset by an inventory write-down of $52 million as a result of lower anticipated demand for primarily older-generation APU products. Operating loss in 2014 included a $19 million benefit from technology licensing revenue. Operating expenses decreased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $2.3 billion in 2016 increased by 5% compared to net revenue of $2.2 billion in 2015. The increase in net revenue was primarily due to an increase in unit shipments of our semi-custom SoC products and non-recurring engineering (NRE) revenue. The increase in unit shipments was primarily driven by increased demand.

Enterprise, Embedded and Semi-Custom net revenue of $2.2 billion in 2015 decreased by 8% compared to net revenue of $2.4 billion in 2014. The decrease was primarily due to a decrease in net revenue received in connection with lower unit shipments of our server and embedded products due primarily to increased competitive pressures, as well as a decrease in net revenue from certain royalty arrangements and a decrease in NRE revenue. The decrease in net revenue was partially offset by an increase in net revenue received in connection with higher unit shipments of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom operating income was $283 million in 2016 compared to $215 million in 2015. The improvement in operating results was primarily due to the increase in net revenue referenced above, an $88 million licensing gain recorded in 2016 related to the Licensed IP to the THATIC JV, and a decrease in cost of sales, in part due to the absence of a technology node transition charge of $33 million recorded in 2015, partially offset by an increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $215 million in 2015 compared to $399 million in 2014. The decline in operating results was primarily due to the decrease in net revenue referenced above, partially offset by a decrease in operating expenses and a decrease in cost of sales. The decrease in cost of sales was primarily due to a decrease in unit shipments of our server and embedded products in 2015 compared to 2014, largely offset by a technology node transition charge of $33 million and an inventory write-down of $13 million. Operating expenses decreased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $417 million in 2016 included a charge of $340 million, which was comprised of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement, and stock-based compensation expense of $86 million, partially offset by restructuring reversals of $10 million.
All Other operating loss of $194 million in 2015 included restructuring and other special charges, net of $129 million and stock-based compensation expense of $63 million. Restructuring and other special charges, net of $129 million included $76 million related to our decision to exit from the dense server systems business, $37 million related to our 2015 Restructuring Plan and $16 million related to our 2014 Restructuring Plan.
All Other operating loss of $478 million in 2014 included a goodwill impairment charge of $233 million, stock-based compensation expense of $81 million, restructuring and other special charges, net of $71 million, lower of cost or market inventory adjustment of $58 million, workforce rebalancing severance charges of $14 million, amortization of acquired intangible assets of $14 million and other expenses of $7 million.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net Income Taxes and Equity in Income (Loss) of ATMP JV
The following is a summary of certain consolidated statement of operations data for 2016, 2015 and 2014.

	2016	2015	2014
	(In millions, except for percentages)
Cost of sales	$3,274	$2,911	$3,667
Gross margin	998	1,080	1,839
Gross margin percentage	23%	27%	33%
Research and development	1,008	947	1,072
Marketing, general and administrative	460	482	604
Amortization of acquired intangible assets	—	3	14
Restructuring and other special charges, net	(10)	129	71
Licensing gain	(88)	—	—
Goodwill impairment charge	—	—	233
Interest expense	(156)	(160)	(177)
Other income (expense), net	80	(5)	(66)
Provision for income taxes	39	14	5
Equity in income (loss) of ATMP JV	$(10)	$—	$—

Gross Margin
Gross margin as a percentage of net revenue was 23% in 2016 compared to 27% in 2015. Gross margin in 2016 was adversely impacted by a charge of $340 million, which is comprised of a $100 million payment under the Sixth Amendment and the value of the warrant of $240 million under the Warrant Agreement. The impact of the charge accounted for eight gross margin percentage points. Gross margin in 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the inventory write-down and the technology node transition charge accounted for approximately two gross margin percentage points. In the absence of these charges, the gross margin would have increased by two percentage points, primarily driven by improved product mix.
Gross margin as a percentage of net revenue was 27% in 2015 compared to 33% in 2014. Gross margin in 2015 was adversely impacted by an inventory write-down of $65 million, which was primarily the result of lower anticipated demand for older-generation APUs and a technology node transition charge of $33 million. The impact of the write-down and the technology node transition charge accounted for approximately two gross margin percentage points. Gross margin in 2015 was also adversely impacted by a lower proportion of revenue from the Computing and Graphics segment due to lower sales which has a higher average gross margin than our Enterprise, Embedded and Semi-Custom segment and also by lower game console royalties. Gross margin in 2014 included a $58 million lower of cost or market inventory adjustment, which accounted for one gross margin percentage point, and a $27 million benefit from technology licensing revenue, which accounted for less than one gross margin percentage point.
Expenses
Research and Development Expenses
Research and development expenses of $1.0 billion in 2016 increased by $61 million, or 6%, compared to $0.9 billion in 2015. The increase was primarily due to a $138 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $13 million increase attributable to our All Other category, partially offset by a $90 million decrease in research and development expenses attributable to our Computing and Graphics segment. Research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment increased primarily due to a $128 million increase in product engineering and design costs. Research and development expenses attributable to our All Other category increased primarily due to a $13 million increase in stock-based compensation expense. Research and development expenses attributable to our Computing and Graphics segment decreased primarily due to a $108 million decrease in product engineering and design costs.
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
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $460 million in 2016 decreased by $22 million, or 5%, compared to $482 million in 2015. The decrease was primarily due to a $40 million decrease in marketing, general and administrative expenses attributable to our Computing and Graphics segment primarily due to an $18 million decrease in sales and marketing activities and a $22 million decrease in other general and administrative expenses, partially offset by a $6 million increase in other general and administrative expenses attributable to our Enterprise, Embedded and Semi-Custom segment and a $12 million increase attributable to our All Other category primarily due to an $11 million increase in stock-based compensation expense.
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
Legal Settlements
As of December 26, 2015, the Italian tax authorities had concluded their audit of our subsidiaries’ activities in Italy for the years 2003 through 2013. We entered into a settlement for $11 million in taxes and penalties, which was reflected in full in the 2015 tax provision and $2 million in interest.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was $0 million in 2016, $3 million in 2015 and $14 million in 2014. The decrease from 2014 to 2015 was due to the impairment of intangible assets as a result of our exit from the dense server systems business in the first quarter of 2015. The related intangible assets were fully amortized as of December 26, 2015.
Restructuring and Other Special Charges, Net
Effects of Restructuring Plans
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan (2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5% and included organizational actions such as outsourcing certain IT services and application development. During 2015, we recorded a $37 million restructuring charge, which consisted of $27 million for severance and benefit costs, $1 million for facilities-related costs and $9 million for intangible asset-related charges. The actions associated with the 2015 Restructuring Plan will be completed by the end of the first quarter of 2017.
The following table provides a summary of the restructuring activities during 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on our consolidated balance sheets as of December 31, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(1)	—	(1)
Cash payments	(10)	—	(10)
Balance as of December 31, 2016	$3	$—	$3
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. We recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities-related costs and $6 million for asset impairments, a non-cash charge. During 2015, we recorded a $16 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $2 million for severance and related benefits and $9 million for facilities-related costs. The 2014 Restructuring Plan was completed during the third quarter of 2015.
The following table provides a summary of the restructuring activities during 2016 and the related liabilities recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets as of December 31, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(2)	(7)	(9)
Cash payments	(1)	(6)	(7)
Balance as of December 31, 2016	$2	$2	$4
Dense Server Systems Business Exit
As a part of our strategy to simplify and sharpen our investment focus, we exited the dense server systems business, formerly SeaMicro, in the first quarter of 2015. As a result, we recorded a charge of $76 million in “Restructuring and other special charges, net” on our consolidated statements of operations during 2015. This charge consisted of an impairment charge of $62 million related to the acquired intangible assets. We concluded that the carrying value of the acquired intangible assets associated with our dense server systems business was fully impaired as we did not have plans to utilize the related freedom fabric technology in any of our future products nor did we have any plans at that time to monetize the associated intellectual property. In addition, the exit charge consisted of a $7 million non-cash charge related to asset impairments, $4 million of severance and related benefits and $3 million for contract or program termination costs. We substantially completed this exit activity during the second quarter of 2016.
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
Interest Expense
Interest expense of $156 million in 2016 decreased by $4 million compared to $160 million in 2015, primarily due to the repurchases of debt bearing higher interest rates and issuance of new debt at a lower interest rate in late 2016.
Interest expense of $160 million in 2015 decreased by $17 million compared to $177 million in 2014, primarily due to timing of issuances of new debt and repurchases of other debt in 2014.
Other Income (Expense), Net
In 2016, we recognized $80 million of other income, net, primarily due to the net gain on sale of equity interests in the ATMP JV of $146 million, partially offset by the $68 million total loss on debt repurchases.
In 2015, we recognized $5 million of other expense, net, primarily due to a loss from foreign currency exchange rate fluctuations.
In 2014, we recognized $66 million of other expense, net, primarily due to a $61 million loss from debt repurchases and a $7 million loss from foreign currency exchange rate fluctuations, partially offset by $3 million of interest income.
Income Taxes
We recorded an income tax provision of $39 million, $14 million and $5 million in 2016, 2015 and 2014, respectively.
The income tax provision in 2016 was primarily due to $41 million of foreign taxes in profitable locations including $27 million attributable to gain on the sale of 85% of the ownership interest in the subsidiary operating a factory in Suzhou and $9 million of withholding taxes on cross-border transactions where no foreign tax credit is expected to be available, offset by $2 million of tax benefits for Canadian tax credits and the monetization of certain U.S. tax credits.
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
As of December 31, 2016, substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 31, 2016, in management’s estimate, is not more likely than not to be achieved.
As of December 26, 2015, the Italian tax authorities had concluded their audit of our subsidiaries’ activities in Italy for the years 2003 through 2013. We entered into a settlement for $11 million in taxes and penalties, which was reflected in full in the 2015 tax provision, and $2 million in interest.
Stock-Based Compensation Expense
We allocated stock-based compensation expense related to employee stock options and restricted stock units for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 in our consolidated statements of operations as follows:

	2016	2015	2014
	(In millions)
Cost of sales	$2	$3	$3
Research and development	49	36	44
Marketing, general and administrative	35	24	34
Total stock-based compensation expense, net of tax of $0	$86	$63	$81
During 2016, 2015 and 2014, we did not realize any excess tax benefits related to stock-based compensation and therefore we did not record any effects relating to financing cash flows.
Stock-based compensation expense of $86 million in 2016 increased by $23 million as compared to $63 million in 2015. The increase was primarily due to a higher weighted average grant date fair value and higher number of shares related to restricted stock units granted in 2016, compared to the restricted stock units granted in 2013, which became fully amortized in 2016. The increase was also driven by performance-based restricted stock units with market conditions granted in 2015 and 2016.
Stock-based compensation expense of $63 million in 2015 decreased by $18 million as compared to $81 million in 2014. The decrease was primarily due to a lower weighted average grant date fair value and the effect of the 2015 and 2014 Restructuring Plans.
International Sales
International sales as a percentage of net revenue were 78% in 2016, 75% in 2015 and 81% in 2014. The increase in international sales as a percentage of net revenue in 2016 compared to 2015 was primarily driven by a higher proportion of revenue from international sales of our semi-custom SoC products.
The decrease in international sales as a percentage of net revenue in 2015 compared to 2014 was primarily driven by a decrease in sales in China. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
FINANCIAL CONDITION
Liquidity
As of December 31, 2016, our cash and cash equivalents consisted of cash, government money market funds and commercial paper. Our cash and cash equivalents as of December 31, 2016 were $1.3 billion compared to $785 million as of December 26, 2015. The increase during the year was due to net cash provided by our operating, investing and financing activities discussed below. The percentage of cash and cash equivalents held domestically was 98% as of December 31, 2016, and 88% as of December 26, 2015.
Our cash flows for fiscal 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$90	$(226)	$(98)
Investing activities	267	147	(12)
Financing activities	122	59	46
Net increase (decrease) in cash and cash equivalents	$479	$(20)	$(64)
Our debt obligations of $1.4 billion net of unamortized debt discount of $308 million associated with the 2.125% Notes as of December 31, 2016 decreased compared to $2.2 billion as of December 26, 2015.
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
Operating Activities
Net cash provided by operating activities was $90 million in 2016 compared to net cash used in operating activities of $226 million in 2015. The improvement in cash flows from operating activities was primarily due to lower operating expenses, including lower labor costs and lower restructuring-related payments, receipt of $97 million associated with the licensing agreement with THATIC JV and higher sales and timing of related collections, partially offset by timing of accounts payable payments.
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
Investing Activities

Net cash provided by investing activities was $267 million in 2016, which consisted of a net cash inflow of $342 million from sale of equity interests in the ATMP JV, partially offset by a cash outflow of $77 million for purchases of property, plant and equipment.
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
Financing Activities
Net cash provided by financing activities was $122 million in 2016, primarily due to the $782 million net proceeds from the issuance of our 2.125% Notes, the $667 million net proceeds from selling 115 million shares of our common stock and the $20 million proceeds from issuance of common stock under stock-based compensation equity plans, partially offset by the repurchases of an aggregate principal amount of $1.1 billion of our outstanding 6.75% Notes, 7.75% Notes, 7.50% Notes and 7.00% Notes for $1.1 billion in cash and repayments in aggregate of $230 million of our Secured Revolving Line of Credit.
Net cash provided by financing activities was $59 million in 2015, primarily due to net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $100 million, of which $42 million was used to repay the remaining aggregate principal amount of our 6.00% Convertible Senior Notes due 2015 (6.00% Notes) during the second quarter of 2015. In addition, during 2015, we received $5 million from the exercise of employee stock options.
Net cash provided by financing activities was $46 million in 2014, primarily due to net proceeds from borrowings pursuant to our 6.75% Notes of $589 million, our 7.00% Notes of $491 million and our Secured Revolving Line of Credit of $75 million, partially offset by $518 million in payments to repurchase a portion of our 6.00% Notes, $522 million in payments to repurchase our 8.125% Senior Notes due 2017 (8.125% Notes), $48 million in payments to repurchase a portion of our 7.75% Notes, $24 million in payments to repurchase a portion of our 7.50% Notes and $3 million in payments for capital lease obligations. During 2014, we also received $4 million from the exercise of employee stock options.
During 2016, 2015 and 2014, we did not realize any excess tax benefit related to stock-based compensation. Therefore, we did not record any effects relating to financing cash flows for these periods.
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations, as of December 31, 2016, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2017	2018	2019	2020	2021	2022 and thereafter
6.75% Notes	$196	$—	$—	$196	$—	$—	$—
7.50% Notes	350	—	—	—	—	—	350
7.00% Notes	416	—	—	—	—	—	416
2.125% Notes	805	—	—	—	—	—	805
Other long-term liabilities	93	—	49	36	6	—	2
Aggregate interest obligation (1)	601	88	88	81	73	72	199
Operating leases	388	49	51	46	43	64	135
Purchase obligations (2)	447	391	37	15	3	1	—
Obligations to GF (3)	3,256	964	748	764	780	—	—
Total contractual obligations (4)	$6,552	$1,492	$973	$1,138	$905	$137	$1,907

(1)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

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

(3)
These minimum purchase obligations are our contractual minimums and do not necessarily reflect our actual expected expenditures, which could be significantly different. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2020 but expect that our future purchases from GF will continue to be material.

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
During 2016, we repurchased $404 million in aggregate principal amount of our 6.75% Notes. As of December 31, 2016, the outstanding aggregate principal amount of our 6.75% Notes was $196 million.
At any time before March 1, 2019, we may redeem some or all of our 6.75% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium (as set forth in the 6.75% Indenture).
See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 6.75% Notes.
7.75% Senior Notes Due 2020
On August 4, 2010, we issued $500 million of our 7.75% Notes. Our 7.75% Notes were our general unsecured senior obligations. Interest was payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. Our 7.75% Notes were governed by the terms of an indenture dated August 4, 2010 between us and Wells Fargo Bank, N.A., as trustee.
In 2014, we repurchased $50 million in aggregate principal amount of our 7.75% Notes. During 2016, we paid off the remaining aggregate principal amount of our 7.75% Notes. As of December 31, 2016, we did not have any 7.75% Notes outstanding.
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
In 2014, we repurchased $25 million in aggregate principal amount of our 7.50% Notes.
During 2016, we repurchased $125 million in aggregate principal amount of our 7.50% Notes. As of December 31, 2016, the outstanding aggregate principal amount of our 7.50% Notes was $350 million.
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
During 2016, we repurchased $84 million in aggregate principal amount of our 7.00% Notes. As of December 31, 2016, the outstanding aggregate principal amount of our 7.00% Notes was $416 million.
See Note 11 of “Notes to Consolidated Financial Statements” below, for additional information regarding our 7.00% Notes.
2.125% Convertible Senior Notes Due 2026
On September 14, 2016, we issued $700 million in aggregate principal amount of our 2.125% Notes. We also granted an option to the underwriters to purchase up to an additional $105 million aggregate principal amount of our 2.125% Notes. On September 28, 2016, this option was exercised in full and we issued an additional $105 million aggregate principal amount of our 2.125% Notes.
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election.
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
As of December 31, 2016, the outstanding aggregate principal amount of our 2.125% Notes was $805 million.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire all or a portion of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.
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
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (collectively, the Loan Parties), amended and restated the Loan Agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
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
During 2016, we repaid an aggregate of $230 million of the Secured Revolving Line of Credit. At December 31, 2016, we did not have any borrowings outstanding under the Secured Revolving Line of Credit. At December 26, 2015, the Secured Revolving Line of Credit had an outstanding loan balance of $230 million, at an interest rate of 4.00%. At December 31, 2016, the Secured Revolving Line of Credit had $19 million related to outstanding letters of credit and up to $121 million available for future borrowings. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of December 31, 2016, we were in compliance with all required covenants stated in the Amended and Restated Loan Agreement.
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
Second Amendment to the Amended and Restated Loan and Security Agreement

On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the Second Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between us and TFME.
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
Other Long-Term Liabilities
Other long-term liabilities in the contractual obligations table above primarily consisted of $91 million of payments due under certain software and technology licenses that will be paid through 2020.
Other long-term liabilities in the contractual obligations table above exclude amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 31, 2016, primarily consisted of $13 million of deferred gains resulting from certain real estate transactions that occurred in Markham, Ontario, Canada in 2015 and 2008 and in Singapore in 2013, partially offset by $10 million of interest accretion for future payments related to software and technology licenses. Operating lease accruals of $6 million and deferred rent related to our facilities in Sunnyvale, California of $4 million are excluded from other long-term liabilities in the contractual obligations table above as they are included in the operating leases obligations. Also excluded from other long-term liabilities in the contractual obligations table above are $11 million of deferred tax liabilities, $3 million of environmental reserves and $3 million of non-current unrecognized tax benefits, which represent potential cash payments that could be payable by us upon settlements with the related authorities. We have not included these amounts in the contractual obligations table above because we cannot make reasonably reliable estimates regarding the timing of the settlements with the related authorities, if any.
Operating Leases
We lease certain of our facilities and, in some jurisdictions, we lease the land on which our facilities are built under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of December 31, 2016 were $388 million, including $328 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas, Sunnyvale and Santa Clara, California, Markham, Canada, and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, we entered into a 10-year operating lease to occupy 220,000 square feet of new office space in Santa Clara. Base rent obligation is estimated to commence in August 2017 and the total estimate base rent payments over the life of the lease are approximately $125 million. In addition to the base rent payments we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligation. We will also incur costs for capital projects on the new office space. We have the option to extend the term of the lease for an additional two five-year periods.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of December 31, 2016, total non-cancelable purchase obligations were $447 million.
Obligations to GF
As of December 31, 2016, our minimum wafer purchase obligations for the years 2017 through 2020 are approximately $3.3 billion. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond this amount but expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2016, our investment portfolio consisted primarily of commercial paper. These investments were highly liquid. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.
As of December 31, 2016, all of our outstanding debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 31, 2016, substantially all of our investments in debt securities were A rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
There were no sales of available-for-sale securities during 2016.
The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	2022 and thereafter	Total	2016 Fair Value
	(In millions, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$1,147	$—	$—	$—	$—	$—	$1,147	$1,147
Weighted-average rate	0.68%	—	—	—	—	—	0.68%	0.68%
Variable rate amounts	$50	$—	$—	$—	$—	$—	$50	$50
Weighted-average rate	0.42%	—	—	—	—	—	0.42%	0.42%
Total Investment Portfolio	$1,197	$—	$—	$—	$—	$—	$1,197	$1,197
Debt Obligations
Fixed rate amounts	$—	$—	$196	$—	$—	$1,571	$1,767	$2,313
Weighted-average effective interest rate	—%	—%	6.75%	—%	—%	7.62%	7.53%	5.75%
Variable rate amounts	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average effective interest rate	—%	—%	—%	—%	—%	—%	—%	—%
Total Debt Obligations	$—	$—	$196	$—	$—	$1,571	$1,767	$2,313

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
The following table provides information about our foreign currency forward contracts as of December 31, 2016 and December 26, 2015. All of our foreign currency forward contracts mature within 12 months.

	December 31, 2016			December 26, 2015
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Canadian Dollar	$77	1.3189	$(1.2)	$77	1.2941	$(4.9)
Malaysian Ringgit	—	—	—	17	4.0581	(1.1)
Indian Rupee	25	69.8639	0.1	25	68.8560	0.2
Singapore Dollar	18	1.3740	(0.9)	24	1.4033	(0.1)
Taiwan Dollar	16	31.9829	—	13	31.8680	(0.4)
Chinese Renminbi	2	6.9904	—	—	—	—
Total	$138		$(2.0)	$156		$(6.3)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In millions, except per share amounts)
Net revenue	$4,272	$3,991	$5,506
Cost of sales	3,274	2,911	3,667
Gross margin	998	1,080	1,839
Research and development	1,008	947	1,072
Marketing, general and administrative	460	482	604
Amortization of acquired intangible assets	—	3	14
Restructuring and other special charges, net	(10)	129	71
Licensing gain	(88)	—	—
Goodwill impairment charge	—	—	233
Operating loss	(372)	(481)	(155)
Interest expense	(156)	(160)	(177)
Other income (expense), net	80	(5)	(66)
Loss before equity loss and income taxes	(448)	(646)	(398)
Provision for income taxes	39	14	5
Equity in income (loss) of ATMP JV	(10)	—	—
Net loss	$(497)	$(660)	$(403)
Net loss per share
Basic	$(0.60)	$(0.84)	$(0.53)
Diluted	$(0.60)	$(0.84)	$(0.53)
Shares used in per share calculation
Basic	835	783	768
Diluted	835	783	768
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In millions)
Net loss	$(497)	$(660)	$(403)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period, net of tax effects of $1, $0 and $0	—	(2)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period, net of tax effects of $2, $0 and $0	1	(22)	(9)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effect of $0	2	21	6
Total change in unrealized gains (losses) on cash flow hedges, net of tax	3	(1)	(3)
Total other comprehensive income (loss)	3	(3)	(3)
Total comprehensive loss	$(494)	$(663)	$(406)
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets (1) (2)

	December 31, 2016	December 26, 2015
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,264	$785
Accounts receivable, net	311	533
Inventories, net	751	678
Prepayment and other - GLOBALFOUNDRIES	32	33
Prepaid expenses	63	43
Other current assets	109	248
Total current assets	2,530	2,320
Property, plant and equipment, net	164	188
Goodwill	289	278
Investment in ATMP JV	59	—
Other assets	279	298
Total assets	$3,321	$3,084
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$230
Accounts payable	440	279
Payable to GLOBALFOUNDRIES	255	245
Payable to ATMP JV	128	—
Accrued liabilities	391	472
Other current liabilities	69	124
Deferred income on shipments to distributors	63	53
Total current liabilities	1,346	1,403
Long-term debt, net	1,435	2,007
Other long-term liabilities	124	86
Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity (deficit):
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 31, 2016 and December 26, 2015; shares issued: 949 shares on December 31, 2016 and 806 shares on December 26, 2015; shares outstanding: 935 shares on December 31, 2016 and 792 shares on December 26, 2015	9	8
Additional paid-in capital	8,334	7,017
Treasury stock, at cost (14 shares on December 31, 2016 and December 26, 2015 )	(119)	(123)
Accumulated deficit	(7,803)	(7,306)
Accumulated other comprehensive loss	(5)	(8)
Total stockholders’ equity (deficit)	416	(412)
Total liabilities and stockholders’ equity (deficit)	$3,321	$3,084

(1) Amounts reflected adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes beginning in the first quarter of 2016.
(2) Amounts reflected adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs beginning in the first quarter of 2016.

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Years Ended December 31, 2016
(In millions)

	Number of shares	Common Stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
December 28, 2013	725	$7	$6,894	$(112)	$(6,243)	$(2)	$544
Net loss	—	—	—	—	(403)	—	(403)
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Common stock issued under stock-based compensation plans, net of tax withholding	16	—	4	(6)	—	—	(2)
Common stock issued by exercise of warrants	35	1	—	(1)			—
Stock-based compensation	—	—	81	—	—	—	81
Stock-based compensation related to restructuring and other special charges, net	—	—	5	—	—	—	5
Adjustment to equity component of the 6.00% Notes resulting from debt buyback	—	—	(35)	—	—	—	(35)
December 27, 2014	776	8	6,949	(119)	(6,646)	(5)	187
Net loss	—	—	—	—	(660)	—	(660)
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Common stock issued under stock-based compensation plans, net of tax withholding	16	—	5	(4)	—	—	1
Stock-based compensation	—	—	63	—	—	—	63
December 26, 2015	792	8	7,017	(123)	(7,306)	(8)	(412)
Net loss	—	—	—	—	(497)	—	(497)
Other comprehensive income	—	—	—	—	—	3	3
Common stock issued under stock-based compensation plans, net of tax withholding	27	—	20	(4)	—	—	16
Stock-based compensation	—	—	86	—	—	—	86
Equity component of the 2.125% Notes, net	—	—	305	—	—	—	305
Warrant issued related to sixth amendment to the WSA	—	—	240	—	—	—	240
Issuance of common stock, net of issuance costs	115	1	666	—	—	—	667
Issuance of common stock to partially settle the 7.00% Notes	1	—	—	8	—	—	8
December 31, 2016	935	$9	$8,334	$(119)	$(7,803)	$(5)	$416
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In millions)
Cash flows from operating activities:
Net loss	$(497)	$(660)	$(403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gain on sale of equity interests in ATMP JV	(146)	—	—
Equity in loss of ATMP JV	2	—	—
Depreciation and amortization	133	167	203
Provision for deferred income taxes	11	—	—
Stock-based compensation expense	86	63	81
Non-cash interest expense	21	11	17
Goodwill impairment charge	—	—	233
Restructuring and other special charges, net	—	83	14
Net loss on debt redemption	68	—	61
Fair value of warrant issued related to sixth amendment to the WSA	240	—	—
Other	(8)	(3)	(13)
Changes in operating assets and liabilities:
Accounts receivable	222	280	7
Inventories	(73)	(11)	199
Prepayment and other - GLOBALFOUNDRIES	1	84	(113)
Prepaid expenses and other assets	(166)	(111)	(7)
Payable to ATMP JV	128	—	—
Payable to GLOBALFOUNDRIES	10	27	(146)
Accounts payables, accrued liabilities and other	58	(156)	(231)
Net cash provided by (used in) operating activities	90	(226)	(98)
Cash flows from investing activities:
Net Proceeds from sale of equity interests in ATMP JV	342	—	—
Purchases of available-for-sale securities	—	(227)	(790)
Purchases of property, plant and equipment	(77)	(96)	(95)
Proceeds from maturities of available-for-sale securities	—	462	873
Proceeds from sale of property, plant and equipment	—	8	—
Other	2	—	—
Net cash provided by (used in) investing activities	267	147	(12)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings, net	(230)	100	75
Proceeds from issuance of senior notes, net of issuance costs	782	—	1,080
Proceeds from issuance of common stock, net of issuance costs	667	—	—
Proceeds from issuance of common stock under stock-based compensation equity plans	20	5	4
Repayments of long-term debt and capital lease obligations	(1,113)	(44)	(1,115)
Other	(4)	(2)	2
Net cash provided by financing activities	122	59	46
Net increase (decrease) in cash and cash equivalents	479	(20)	(64)
Cash and cash equivalents at beginning of year	785	805	869
Cash and cash equivalents at end of year	$1,264	$785	$805
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$149	$149	$138
Income taxes	$20	$3	$7
Non-cash financing activity:
Issuance of common stock to partially settle the 7.00% Notes	$8	$—	$—
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, December 26, 2015 and December 27, 2014
NOTE 1: Nature of Operations
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. The Company primarily offers:

(i)	x86 microprocessors, as standalone devices or as incorporated into an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics; and

(ii)	server and embedded processors and semi-custom System-on-Chip (SoC) products and technology for game consoles. We also license portions of our intellectual property portfolio.
NOTE 2: Summary of Significant Accounting Policies
Fiscal Year. The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. Fiscal 2016, 2015 and 2014 ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively. Fiscal 2016, 2015 and 2014 consisted of 53, 52 and 52 weeks, respectively.
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

Deferred revenue and related product costs were as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Deferred revenue	$124	$94
Deferred cost of sales	(61)	(41)
Deferred income on shipments to distributors	$63	$53
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In assessing impairment on goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization, and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the two-step impairment test. If based on that assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step of the impairment test is to compare the fair value of each reporting unit to its carrying value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.
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
Accounts Receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owned by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience.
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
As of December 26, 2015, the Company’s assets and liabilities related to the assets held for sale amounted to $183 million and $79 million and were recorded in other current assets and other current liabilities, respectively. These assets held for sale were related to the divestiture of the Company's subsidiaries in Suzhou and Penang. See Note 4 “Equity Interest Purchase Agreement” below, for additional information.
Product Warranties. The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for those central processing unit (CPU) and AMD A-Series accelerated processing unit (APU) products purchased as individually packaged products commonly referred to as “processors in a box”, and for PC workstation products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets. The Company accrues warranty costs at the time of sale of warranted products.
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
Marketing, Communications and Advertising Expenses. Marketing, communications and advertising expenses for 2016, 2015 and 2014 were approximately $131 million, $154 million and $194 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue.
Net Loss Per Share. Basic net loss per share is computed based on the weighted-average number of shares outstanding and shares issuable upon exercise of the warrants issued by the Company to West Coast Hitech L.P. (WCH), in connection with the GLOBALFOUNDRIES, Inc. (GF) transaction in 2009. On March 7, 2014, the Company issued 35 million shares of common stock pursuant to the cashless exercise in full by WCH of its warrant to purchase up to 35 million shares of the Company’s common stock at an exercise price of $0.01 per share. As a result, the warrant is no longer outstanding. The issuance of the common stock did not have any effect on basic and dilutive earnings per share amounts because the full 35 million shares of common stock issuable to WCH had already been included in the denominator for calculating basic and dilutive earnings per share for all periods presented.
Diluted net loss per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options and restricted stock units and potentially dilutive shares issuable upon conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) and the exercise of the warrant under the warrant agreement (the Warrant Agreement) with WCH, a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala).
The following table sets forth the components of basic and diluted loss per share:

	2016	2015	2014
	(In millions, except per share amounts)
Numerator—Net loss:
Numerator for basic and diluted net loss per share	$(497)	$(660)	$(403)
Denominator—Weighted-average shares:
Denominator for basic and diluted net loss per share	835	783	768
Net loss per share:
Basic	$(0.60)	$(0.84)	$(0.53)
Diluted	$(0.60)	$(0.84)	$(0.53)
Potential shares from outstanding stock options, restricted stock units, the 2.125% Notes and the warrants under the Warrant Agreement totaling 231 million for 2016 and potential shares from outstanding stock options and restricted stock units totaling approximately 52 million and 48 million for 2015 and 2014, respectively, were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.
Accumulated Other Comprehensive Loss. Unrealized holding gains or losses on the Company’s available-for-sale securities and unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges are included in other comprehensive loss.
The table below summarizes the changes in accumulated other comprehensive loss by component for the years ended December 31, 2016 and December 26, 2015:

	December 31, 2016			December 26, 2015
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(7)	$(8)	$1	$(6)	$(5)
Unrealized gains (losses) arising during the period, net of tax effects	—	1	1	(2)	(22)	(24)
Reclassification adjustment for (gains) losses realized and included in net loss, net of tax effects	—	2	2	—	21	21
Total other comprehensive income (loss)	—	3	3	(2)	(1)	(3)
Ending balance	$(1)	$(4)	$(5)	$(1)	$(7)	$(8)
Stock-Based Compensation. The Company estimates stock-based compensation cost for stock options at the grant date based on the option’s fair-value as calculated by the lattice-binomial option-pricing model. For restricted stock units, including performance-based restricted stock units (PRSUs), fair value is based on the closing price of the Company’s common stock on the grant date. The Company estimates the grant-date fair value of restricted stock units that involve a market condition using a Monte Carlo simulation model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method, except for the compensation expense related to PRSUs, which are recognized ratably for each vesting tranche from the service inception date to the end of the requisite service period.
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
Recently Adopted Accounting Standards
Income Taxes. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The Company early adopted ASU 2015-17 in the first quarter of 2016 and elected prospective application. As a result of the adoption, the Company netted $31 million of deferred tax assets and deferred tax liabilities and reclassified $8 million of current deferred tax assets and $6 million of current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on its condensed consolidated balance sheet as of March 26, 2016.
Interest—Imputation of Interest. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present debt issuance costs related to a recognized liability in the balance sheet as a direct deduction from the carrying amount of that related liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company retrospectively adopted ASU 2015-03 and 2015-15 in the first quarter of 2016 and reclassified debt issuance costs from long-term assets to long-term debt by $23 million and $25 million as of March 26, 2016 and December 26, 2015, respectively, on its consolidated balance sheets.
Disclosure of Going Concern Uncertainties. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 in the fourth quarter of 2016. The Company did not identify any conditions that raised substantial doubt about its ability to continue as a going concern as of the date of issuance of its consolidated financial statements, and accordingly no further disclosures are required.
Recently Issued Accounting Standards

Inventory. In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires entities to measure inventory at the lower of cost or net realizable value. Current guidance requires inventory to be measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company will adopt this guidance in the first quarter of 2017 and does not expect an impact on its consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP.  Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The new standard is effective for annual reporting periods beginning after December 15, 2017. The new standard permits companies to early adopt the new standard, but not before annual reporting periods beginning after December 15, 2016. The Company will not early adopt the new standard and therefore the new standard will be effective for the Company in the first quarter of its fiscal 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or prospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing additional disclosures comparing results to the previous rules in the year of adoption of the new standard (the modified retrospective method or the cumulative catchup method). The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt utilizing the full retrospective method is dependent upon system readiness and the completion of its analysis of information necessary to restate prior period financial statements.

In 2016, the Company established a cross-functional team consisting of representatives across both of its business segments.  While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impact relates to accelerated revenue recognition for sales to its distributors. This is due to a change in revenue recognition from the point of resale by its distributors to their end customers, to the initial point of sales to the Company’s distributors. The Company currently expects other revenue streams to remain substantially unchanged.

As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities will have to assess the realizability of such deferred tax assets in combination with the entities other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of ASU 2016-01 on its consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company will adopt this guidance in the first quarter of 2017 and will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. In the first quarter of 2017 the Company will record a $95 million cumulative-effect adjustment increase in retained earnings and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016. Since substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance and the realization of these assets is not more likely than not to be achieved, the Company will record a $95 million valuation allowance against these deferred tax assets with an offsetting decrease in retained earnings. The Company will elect to report cash flows related to excess tax benefits on a prospective basis. The presentation requirement for cash flows related to employee taxes paid for withheld shares will not impact the statements of cash flows since such cash flows have historically been presented as a financing activity.

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the timing of adoption and impact of this new standard on its consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on its consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods therein with early application permitted. Upon adoption, the Company must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, as well as its planned adoption date.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position, operating results or statements of cash flows.
NOTE 3: GLOBALFOUNDRIES
Formation and Accounting
On March 2, 2009, the Company consummated the transactions contemplated by the Master Transaction Agreement among the Company, Mubadala Technology Investments LLC, or Mubadala Tech (formerly, Advanced Technology Investment Company LLC) and WCH, pursuant to which the Company formed GLOBALFOUNDRIES Inc. (GF). In connection with the consummation of the transactions contemplated by the Master Transaction Agreement, the Company, Mubadala Tech and GF entered into a Wafer Supply Agreement (the WSA), a Funding Agreement (the Funding Agreement) and a Shareholders’ Agreement (the Shareholders’ Agreement) on March 2, 2009.
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
GF continues to be a related party of the Company because Mubadala and Mubadala Tech are affiliated with WCH, the Company’s largest stockholder. WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
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
The Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the fourth quarter of fiscal 2016, the Company paid GF $25 million. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
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
The Company’s total purchases from GF related to wafer manufacturing and research and development activities were approximately $0.7 billion for 2016, $0.9 billion for 2015 and $1 billion for 2014.
Warrant Agreement. Also on August 30, 2016, in consideration of the limited waiver and rights under the Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with WCH, a wholly-owned subsidiary of Mubadala. Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant under the Warrant Agreement is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement shall not exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of the Company’s outstanding capital stock after any such exercise.
During 2016, the Company recorded a charge of $340 million, consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the Sixth Amendment. The warrant, which was recorded as additional paid-in capital, was valued using the Black-Scholes Model, which considers the assumptions of 47.1% implied volatility and 0.99% risk-free rate based on the 3.5-year warrant term, the Company's stock price of $7.49 per share on August 30, 2016 and the $5.98 strike price.

NOTE 4: Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, the Company and certain of its subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of the Company’s subsidiaries own the remaining 15%. The Company has no obligations to fund the ATMP JV.
As the result of the transaction, the Company received approximately $342 million, including purchase price adjustments, in net cash proceeds for selling 85% of the equity interest in each of Suzhou TF-AMD Semiconductor Co., Ltd. and TF AMD Microelectronics (Penang) Sdn. Bhd. These proceeds, net of certain transaction costs, were included in investing activities on the Company's consolidated statements of cash flows for the year ended December 31, 2016.
The Company recognized a net pre-tax gain on the sale of its 85% equity interest in ATMP JV of $146 million for the year ended December 31, 2016, which was recognized in Other income (expense), net on the Company's consolidated statements of operations. The net pre-tax gain reflects the excess of the sum of net cash proceeds and fair value of the Company's retained 15% equity interests in the ATMP JV over the sum of the net book values of the Company's former subsidiaries and other closing costs directly attributed to the divestiture. The above gain includes $11 million of excess of fair value of the Company's retained interest over the corresponding net book values.
In determining the fair value of the Company's retained 15% equity interests in the ATMP JV, the Company used quoted prices from comparable bids for this transaction. The Company also considered other factors including the control premium and the amount of consideration received for the portion sold.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of December 31, 2016, the carrying value of the Company's investment in the ATMP JV was $59 million.
Following the deconsolidation, the ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV during the year ended December 31, 2016 amounted to approximately $265 million. The Company’s payable to the ATMP JV, as of December 31, 2016, was $128 million.
During the year ended December 31, 2016, the Company recorded a $10 million loss in Equity in income (loss) of ATMP JV on its consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
NOTE 5. Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, the Company and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner), formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). The Company’s equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by the Company’s contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the THATIC JV’s operations. The Company has no obligations to fund the THATIC JV. The THATIC JV’s primary purpose is to support the Company’s expansion into the server and workstation product market in China. The Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fees payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company will also provide certain engineering and technical support to the THATIC JV in connection with the product development.
The Company concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. The Company determined that it is not the primary beneficiary of either China JV1 or China JV2, as the Company does not have unilateral power to direct selling and marketing activities, manufacturing and product development activities related to the THATIC JV's products. Accordingly the Company will not consolidate either of these entities and therefore accounts for its investments in the THATIC JV under the equity method of accounting. THATIC JV is a related party of the Company.
Income related to the Licensed IP will be recognized over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process. Royalty payments will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. During the year ended December 31, 2016, the Company recognized $88 million licensing gain associated with the THATIC JV as part of operating income.
The Company’s total exposure to losses through its investment in the THATIC JV is limited to the Company’s investments in the THATIC JV, which was zero as of December 31, 2016. The Company’s share in the net losses of the THATIC JV for the year ended December 31, 2016 was not material and is not recorded in the Company’s consolidated statement of operations since the Company is not obligated to fund the THATIC JV's losses in excess of the Company’s investment in the THATIC JV.
As of December 31, 2016, the total assets and liabilities of the THATIC JV were not material.
NOTE 6: Supplemental Balance Sheet Information
Inventories

	December 31, 2016	December 26, 2015
	(In millions)
Raw materials	$11	$16
Work in process	564	482
Finished goods	176	180
Total inventories, net	$751	$678
Other current assets

	December 31, 2016	December 26, 2015
	(In millions)
Assets held-for-sale	$—	$183
Other current assets	109	65
Total other current assets	$109	$248
Property, plant and equipment

	December 31, 2016	December 26, 2015
	(In millions)
Leasehold improvements	$148	$146
Equipment	714	821
Construction in progress	19	17
Property, plant and equipment, gross	881	984
Accumulated depreciation and amortization	(717)	(796)
Total property, plant and equipment, net	$164	$188
Depreciation expense for 2016, 2015 and 2014 was $71 million, $94 million and $115 million, respectively.
Other assets

	December 31, 2016	December 26, 2015
	(In millions)
Software and technology licenses, net	$232	$189
Other	47	109
Total other assets	$279	$298
Accrued liabilities

	December 31, 2016	December 26, 2015
	(In millions)
Accrued compensation and benefits	$116	$95
Marketing programs and advertising expenses	102	109
Software technology and licenses payable	24	50
Other accrued and current liabilities	149	218
Total accrued liabilities	$391	$472
Other current liabilities

	December 31, 2016	December 26, 2015
	(In millions)
Liabilities related to assets held-for-sale	$—	$79
Other current liabilities	69	45
Total other current liabilities	$69	$124
NOTE 7: Goodwill and Acquired Intangible Assets
Goodwill
The carrying amounts of goodwill as of December 31, 2016 and December 26, 2015 were as follows:

	Computing and Graphics	Enterprise, Embedded and Semi-Custom	All Other	Total
	(In millions)
Initial goodwill due to ATI acquisition	$1,194	$255	$745	$2,194
Initial goodwill due to SeaMicro acquisition	165	65	—	230
	1,359	320	745	2,424
Accumulated impairment losses	(1,359)	—	(745)	(2,104)
Balance as of December 27, 2014	—	320	—	320
Assets held-for-sale (sold to ATMP JV during 2016)		(42)		(42)
Balance as of December 26, 2015	—	278	—	278
Adjustment to assets sold to ATMP JV	—	11	—	11
Balance as of December 31, 2016	—	289	—	289
Goodwill, gross	1,359	289	745	2,424
Accumulated impairment losses	$(1,359)	$—	$(745)	$(2,104)
As a result of the decision to form the JVs with TFME, the balance sheet as of December 26, 2015 reflects held-for-sale accounting of the ATMP assets and liabilities which requires reclassification of such financial amounts to current assets and current liabilities. Asset balances reclassified into other current assets included goodwill of $42 million. During 2016, the formation of ATMP JV was completed and the actual goodwill assigned to ATMP JV was approximately $31 million.
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
In the fourth quarters of 2016 and 2015, the Company conducted its annual impairment tests of goodwill. Based on the results of the Company’s analysis of goodwill, each reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment in 2016 and 2015.
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
There were no unamortized balances of acquisition-related intangible assets as of December 31, 2016 and December 26, 2015.
The following table summarizes amortization expense associated with acquisition-related intangible assets:

	2016	2015	2014
	(In millions)
Developed technology	$—	$3	$13
Customer relationships	—	—	1
Total	$—	$3	$14
NOTE 8: Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2016 and December 26, 2015 are summarized below:

	December 31, 2016	December 26, 2015
	(In millions)
Cash and cash equivalents
Cash	$67	$409
Level 1(1) (2)
Government money market funds	50	—
Total level 1	50	—
Level 2(1) (3)
Commercial paper	1,147	376
Total level 2	1,147	376
Total	$1,264	$785

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2016 and 2015.

(2)	The Company's Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of December 31, 2016 and December 26, 2015, the Company had approximately $2 million and $1 million, respectively, of investments in money market funds, used as collateral for letters of credit deposits, which were included in Other current assets and Other assets, respectively, on the Company’s consolidated balance sheets. These money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized costs are the same as the fair value for all periods presented. The Company is restricted from accessing these deposits.
Also in addition to those amounts presented above, at December 31, 2016 and December 26, 2015, the Company had approximately $15 million of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were also included in Other assets on the Company’s consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	December 31, 2016		December 26, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$—	$—	$230	$230
Long-term debt, net(1)	$1,434	$2,313	$2,000	$1,372

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $25 million as of December 31, 2016 and December 26, 2015, based on the adoption of ASU 2015-03, and net of $308 million unamortized debt discount associated with the 2.125% Notes as of December 31, 2016.

The Company’s short-term and long-term debt, net are classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.
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

	2016	2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$4	$(1)
Cost of sales	—	(4)
Research and development	(1)	(10)
Marketing, general and administrative	—	(7)
Contracts not designated as hedging instruments
Other income (expense), net	$3	$(3)
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

The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(2)	$(6)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of December 31, 2016 and December 26, 2015, the notional values of the Company’s outstanding foreign currency forward contracts were $138 million and $156 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
Fair Value Hedges
In the third quarter of 2014, the Company entered into fixed-to-floating interest rate swaps on a notional amount of $250 million to hedge a portion of the Company’s 6.75% Senior Notes due 2019 (6.75% Notes). The purpose of these swaps was to manage a portion of the Company’s exposure to interest rate risk by converting fixed rate interest payments to floating rate interest payments. The swaps effectively converted a portion of the fixed interest payments payable on the 6.75% Notes into variable interest payments based on LIBOR. The interest rate swaps were designated as a fair value hedge. Because the specific terms and notional amount of the swaps were intended to match the portion of the 6.75% Notes being hedged, it was assumed to be a highly effective hedge. Accordingly, changes in the fair value of the interest rate swaps were exactly offset by changes in the fair value of the 6.75% Notes. All changes in fair value of the swaps were recorded on the Company’s consolidated balance sheets with no net impact to the Company’s consolidated statements of operations.
During 2016, the Company terminated the above fair value hedges. In connection with the repurchase of a portion of the principal amount of the 6.75% Notes during the third quarter of 2016, the Company canceled one of its interest rate swap contracts and recorded a gain of approximately $2 million in Other income (expense), net on the Company's consolidated statement of operations. Additionally, during the fourth quarter of 2016, the Company canceled its remaining interest rate swap contract on the remaining portion of the outstanding 6.75% Notes. For this cancellation, the Company recorded a deferred gain, which is recognized as interest income over the remaining life of the 6.75% Notes. The total amount of interest income recognized from the deferred gain during 2016 was immaterial. As of December 31, 2016, the balance of the deferred gain included in Long-term debt, net on the Company's consolidated balance sheet was approximately $1 million.
The Company’s fair value hedge derivative contracts were classified within Level 2 because the valuation inputs were based on quoted prices and market observable data of similar instruments in active markets.

The following table shows the fair value amounts included in Other assets should the fair value hedge derivative contracts be in a gain position or included in Other long-term liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s consolidated balance sheets as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Interest Rate Swap Contracts - gains (losses)
Contracts designated as fair value hedging instruments	$—	$7
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
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 12%, 11% and 10% of the total consolidated accounts receivable balance as of December 31, 2016 and 26%, 17% and 11% of the total consolidated accounts receivable balance as of December 26, 2015. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience, and review of their current credit quality. The Company manages its exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments, if deemed necessary.
The Company’s existing derivative financial instruments are with large international financial institutions of investment grade credit rating. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit rating on an ongoing basis. By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. Based upon certain factors, including a review of the credit default swap rates for the Company’s counterparties, the Company determined its counterparty credit risk to be immaterial. At December 31, 2016, the Company’s obligations under the contracts exceeded the counterparties’ obligations by $2 million.
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
NOTE 10: Income Taxes
The provision for income taxes consists of:

	2016	2015	2014
	(In millions)
Current:
U.S. Federal	$(2)	$(1)	$(1)
U.S. State and Local	—	—	—
Foreign National and Local	21	16	6
Total	19	15	5
Deferred:
U.S. Federal	(1)	—	—
Foreign National and Local	21	(1)	—
Total	20	(1)	—
Provision for income taxes	$39	$14	$5
Loss before income taxes consists of the following:

	2016	2015	2014
	(In millions)
U.S.	$(604)	$(1,100)	$(621)
Foreign	146	454	223
Total pre-tax loss including ATMP JV equity loss	$(458)	$(646)	$(398)
Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and December 26, 2015 are as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$2,480	$2,342
Deferred distributor income	26	20
Inventory valuation	26	39
Accrued expenses not currently deductible	65	74
Acquired intangibles	213	257
Tax deductible goodwill	146	192
Federal and state tax credit carryovers	427	400
Foreign capitalized research and development costs	—	60
Foreign research and development ITC credits	341	231
Discount of convertible notes	2	1
Other	83	119
Total deferred tax assets	3,809	3,735
Less: valuation allowance	(3,633)	(3,669)
Total deferred tax assets, net of valuation allowance	176	66
Deferred tax liabilities:
Undistributed foreign earnings	(158)	(33)
Other	(18)	(23)
Total deferred tax liabilities	(176)	(56)
Net deferred tax assets	$—	$10

The breakdown between current and non-current deferred tax assets and deferred tax liabilities as of December 31, 2016 and December 26, 2015 is as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Current deferred tax assets	$—	$8
Non-current deferred tax assets	11	48
Current deferred tax liabilities	—	(46)
Non-current deferred tax liabilities	$(11)	$—
Net deferred tax assets	$—	$10
Current deferred tax assets and current deferred tax liabilities are included in captions Other current assets and Accrued liabilities, respectively, on the consolidated balance sheets. Non-current deferred tax assets are included in the caption “Other assets” on the consolidated balance sheets.
As of December 31, 2016, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 31, 2016, in management’s estimate, is not more likely than not to be achieved. In 2016, the net valuation allowance decreased by $36 million primarily for decreases in deferred tax assets related to foreign capitalized research costs, acquired intangibles and goodwill. In 2015, the net valuation allowance increased by $174 million primarily for increases in deferred tax assets related to the net operating losses generated from pre-tax book losses in the U.S. In 2014, the net valuation allowance increased by $120 million primarily for increases in deferred tax assets related to net operating losses generated from pre-tax book losses in the U.S.
As of December 31, 2016 and December 26, 2015, the Company had $95 million and $118 million, respectively, of deferred tax assets subject to a valuation allowance that related to excess stock option deductions, which are not presented in the deferred tax asset balances.
The following is a summary of the various tax attribute carryforwards the Company had as of December 31, 2016. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State / Provincial	Expiration
	(In millions)
U.S.-net operating loss carryovers	$6,973	$348	2017 to 2036
U.S.-credit carryovers	$398	$209	2017 to 2036
Canada-net operating loss carryovers	$13	$13	2027 to 2028
Canada-credit carryovers	$331	$39	2021 to 2036
Barbados-net operating loss carryovers	$29	N/A	2017
Other foreign net operating loss carryovers	$36	N/A	various
Utilization of $10 million of the Company’s U.S. federal net operating loss carryforwards are subject to annual limitations as a result of the ATI Technologies ULC (ATI) acquisition.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	2016	2015	2014
	(In millions)
Statutory federal income tax benefit at 35% rate	$(160)	$(226)	$(139)
State taxes, net of federal benefit	1	1	1
Foreign (income) expense at other than U.S. rates	(1)	9	1
U.S. valuation allowance generated	201	232	144
Credit monetization	(2)	(2)	(2)
Provision for income taxes	$39	$14	$5
The Company has made no provision for U.S. income taxes on approximately $37 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2016 because it is the Company’s intention to indefinitely reinvest such earnings (2015: approximately $307 million). If such earnings were distributed, the Company would incur additional income taxes of approximately $13 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.
The year-on-year reduction in cumulative undistributed earnings for which no provision for U.S. income taxes has been provided is primarily due to a combination of dividend distributions, other US federal income tax return inclusions, and changes in circumstances in certain subsidiaries such that their undistributed earnings are no longer considered indefinitely reinvested in full or in part. Significant movements in previously undistributed earnings of foreign subsidiaries are discussed below.
The Company recognized the U.S. income tax effect of undistributed earnings within certain subsidiaries in China and Malaysia of $83 million through December 31, 2016. In addition, dividends and other U.S. federal income tax return inclusions of $198 million were recognized in U.S. taxable income through December 31, 2016. The tax effect of the total recognition of $281 million distributed and undistributed by these subsidiaries is the utilization of deferred tax assets and an equivalent reduction in valuation allowances over those assets. These movements arise because the Company closed the transaction to sell 85% of the ownership interest in the subsidiaries operating factories in Suzhou and Penang.
The Company recognized the U.S. income tax effect of undistributed earnings within a subsidiary in Bermuda and its subsidiaries of $127 million through December 31, 2016 because of a simplification plan which resulted in the relocation of certain activities between entities within the Company group. On completion these initiatives will allow a merger of two operating subsidiaries and reduce their role within the group’s operating activities. This causes the Company to modify its judgment that the associated undistributed earnings of these subsidiaries remain indefinitely reinvested. The tax effect of this recognition is the utilization of deferred tax assets and an equivalent reduction in valuation allowances over those assets.
The Company partially recognized undistributed earnings within certain subsidiaries in China of $56 million through December 26, 2015 because the announcement in October 2015 of an agreement to sell 85% of the ownership interest in the subsidiary operating a factory in Suzhou caused the Company to modify its judgment that associated undistributed earnings of that subsidiary’s holding company in China will remain indefinitely reinvested. A future distribution of these earnings will give rise to an associated future withholding tax of $6 million. This is recognized as an income tax expense within the 2015 income tax provision. The same event results in the Chinese holding company recognizing the future benefit of tax losses available to offset taxable gains when the deal closes. The future benefit of those losses is $7 million and is a reduction in the 2015 income tax provision. The net effect of this event in the 2015 income tax provision is a reduction of $1 million.
The Company’s operations in Malaysia currently operate under a tax holiday, which will expire in 2018. This tax holiday may be extended if specific conditions are met. The net impact of the tax holiday did not decrease the Company’s net loss in 2016 because the Company’s operations in Malaysia operated at a net loss. The net impact of tax holidays did not decrease the Company’s net loss in 2015 because the Company’s operations in Malaysia operated at a loss. The net impact of tax holidays decreased the Company’s net loss by $2 million in 2014, less than $.01 per share, diluted.
A reconciliation of the gross unrecognized tax benefits is as follows:

	2016	2015	2014
	(In millions)
Balance at beginning of year	$38	$28	$52
Increases for tax positions taken in prior years	3	11	1
Decreases for tax positions taken in prior years	—	(1)	—
Increases for tax positions taken in the current year	2	2	2
Decreases for settlements with taxing authorities	—	(2)	(27)
Decreases for lapsing of the statute of limitations	(1)	—	—
Balance at end of year	$42	$38	$28

The amount of unrecognized tax benefits that would impact the effective tax rate was $4 million, $4 million and $3 million as of December 31, 2016, December 26, 2015 and December 27, 2014, respectively. The Company had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2016, December 26, 2015 and December 27, 2014. The Company recognizes the accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
During the 12 months beginning January 1, 2017, the Company expects to reduce its unrecognized tax benefits by $1 million primarily as a result of the lapse of statue with certain tax authorities. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolutions and/or closure of open audits are highly uncertain.
As of December 27, 2014, the Canada Revenue Agency, or CRA, had completed its audit of ATI for the years 2005 through 2010 and issued its final Notice of Assessment, which the Company has reviewed and agreed to. As of December 26, 2015, the Italian tax authorities had concluded their audit of the Company’s subsidiaries’ activities in Italy for the years 2003 through 2013. The Company entered into a settlement for $11 million in taxes and penalties and $2 million in interest. The Company and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a liability under the adopted method to account for uncertainty in income taxes. The Company has not recognized any current or long-term deferred tax assets under a valuation allowance as a result of the application of uncertainty in income taxes in ASC 740 for unrecognized tax benefits as of December 31, 2016.
NOTE 11: Debt and Other Obligations
Total Debt
The Company’s total debt as of December 31, 2016 and December 26, 2015 consisted of:

	December 31, 2016	December 26, 2015
	(In millions)
6.75% Notes	$196	$600
6.75% Notes, interest rate swap	—	7
7.75% Notes	—	450
7.50% Notes	350	475
7.00% Notes	416	500
2.125% Notes	805	—
Secured Revolving Line of Credit	—	230
Other	1	—
Total debt (principal amount)	1,768	2,262
Unamortized debt discount associated with 2.125% Notes	(308)	—
Unamortized debt issuance costs	(25)	(25)
Total debt (net)	1,435	2,237
Less: current portion	—	230
Total debt, less current portion	$1,435	$2,007
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
In accounting for the issuance of the 2.125% Notes, the Company separated the 2.125% Notes into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of a similar liability that does not have associated conversion features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2.125% Notes as a whole. The excess of the principal amount of the liability component over its book value (debt discount) is accreted to interest expense over the term of the 2.125% Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the issuance costs related to the 2.125% Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2.125% Notes, and the issuance costs attributable to the equity component are netted against the equity component in additional paid-in capital. The Company recorded issuance costs of $15 million and $9 million, respectively, for the liability and equity portions.
The 2.125% Notes consisted of the following:

December 31, 2016
(In millions)
Principal amounts:
Principal	$805
Unamortized debt discount(1)	(308)
Unamortized debt issuance costs	(14)
Net carrying amount	$483
Carrying amount of the equity component, net(2)	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million in equity issuance costs.
As of December 31, 2016, the remaining life of the 2.125% Notes was approximately 117 months.
Based on the closing price of the Company's common stock of $11.34 on December 30, 2016, the last business day of the 2016, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $336 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes for the year ended December 31, 2016:

December 31, 2016
(In millions)
Contractual interest expense	$5
Interest cost related to amortization of debt issuance costs	—
Interest cost related to amortization of the debt discount	$6
6.75% Senior Notes Due 2019
On February 26, 2014, the Company issued $600 million of its 6.75% Senior Notes due 2019 (6.75% Notes). The 6.75% Notes are general unsecured senior obligations of the Company. Interest is payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. The 6.75% Notes are governed by the terms of an indenture (the 6.75% Indenture) dated February 26, 2014 between the Company and Wells Fargo Bank, N.A., as trustee.
During 2016, the Company repurchased $404 million in aggregate principal amount of its 6.75% Notes pursuant to a partial tender offer for $442 million, which included payment of accrued and unpaid interest of $2 million. The Company incurred a total loss of $41 million in connection with the foregoing repurchase of the 6.75% Notes. As of December 31, 2016, the outstanding aggregate principal amount of the 6.75% Notes was $196 million.
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
On February 10, 2017, the Company settled $5 million in aggregate principal amount of its 6.75% Notes with treasury stock.
7.75% Senior Notes Due 2020
On August 4, 2010, the Company issued $500 million of its 7.75% Senior Notes Due 2020 (7.75% Notes). The 7.75% Notes were general unsecured senior obligations of the Company. Interest was payable on February 1 and August 1 of each year beginning February 1, 2011 until the maturity date of August 1, 2020. The 7.75% Notes were governed by the terms of an indenture (the 7.75% Indenture) dated August 4, 2010 between the Company and Wells Fargo Bank, N.A., as trustee.
In 2014, the Company repurchased $50 million in aggregate principal amount of its 7.75% Notes in open market transactions for $49 million, which included payment of accrued and unpaid interest of $1 million. The Company recorded a total gain of $2 million in connection with the foregoing repurchase of the 7.75% Notes.
During 2016, the Company paid off the remaining $450 million in aggregate principal amount of its 7.75% Notes for $467 million, which included payment of accrued and unpaid interest of $5 million. The Company incurred a total loss of $16 million in connection with the foregoing repurchase of the 7.75% Notes. As of December 31, 2016, the Company did not have any 7.75% Notes outstanding.
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
During 2016, the Company repurchased $125 million in aggregate principal amount of its 7.50% Notes) pursuant to a partial tender offer for $135 million, which included payment of accrued and unpaid interest of $1 million. The Company incurred a total loss of $10 million in connection with the foregoing repurchase of the 7.50% Notes. As of December 31, 2016, the outstanding aggregate principal amount of the 7.50% Notes was $350 million.
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
On February 10, 2017, the Company settled $3 million in aggregate principal amount of its 7.50% Notes with treasury stock.
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
During 2016, the Company settled $84 million in aggregate principal amount of its 7.00% Notes, which included payment of accrued and unpaid interest of $1 million, for $77 million in cash and $8 million in treasury stock. The Company incurred a total loss of $1 million in connection with the foregoing repurchase of the 7.00% Notes. As of December 31, 2016, the outstanding aggregate principal amount of the 7.00% Notes was $416 million.
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
On February 10, 2017, the Company settled $26 million in aggregate principal amount of its 7.00% Notes with treasury stock.

The 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes rank junior to all of the Company’s future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable to do so.
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
Amended and Restated Loan and Security Agreement
On April 14, 2015, the Borrowers and ATI Technologies ULC (collectively, the Loan Parties) amended and restated the Loan Agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and the Agent.
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
During 2016, the Company repaid an aggregate of $230 million of the Secured Revolving Line of Credit. As of December 31, 2016, the Company did not have any borrowings outstanding under the Secured Revolving Line of Credit. At December 26, 2015,

the Secured Revolving Line of Credit had an outstanding loan balance of $230 million at an interest rate of 4.00%. At December 31, 2016, the Secured Revolving Line of Credit had $19 million related to outstanding letters of credit and up to $121 million available for future borrowings. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of December 31, 2016, the Company was in compliance with all required covenants stated in the Loan Agreement.
The agreements governing the 6.75% Notes, 7.50% Notes, 7.00% Notes, 2.125% Notes and the Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.
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
Second Amendment to the Amended and Restated Loan and Security Agreement
On April 29, 2016, the Loan Parties entered into a second amendment to the Amended and Restated Loan and Security Agreement (the Second Amendment) by and among the Loan Parties, the Lenders and the Agent, which modifies the Amended and Restated Loan and Security Agreement. The primary amendment to the Amended and Restated Loan Agreement effected by the Second Amendment related to the expansion of the definition of permitted asset dispositions to include the sale or transfer of inventory to the ATMP JV pursuant to the Equity Interest Purchase Agreement between AMD and TFME.
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
Capital Lease Obligations
The Company terminated its capital lease obligations and entered into a non-cancelable operating lease agreement related to one of its facilities in Markham, Ontario, Canada during 2015. As of December 31, 2016 and December 26, 2015, the Company did not have any capital lease obligations outstanding.
Future Payments on Total Debt
As of December 31, 2016, the Company’s future debt payment obligations for the respective fiscal years were as follows:

Long Term Debt (Principal only)
(In millions)
2017	$—
2018	—
2019	196
2020	—
2021	—
2022 and thereafter	1,571
Total	$1,767
NOTE 12: Other Income (expense), Net
The following table summarizes the components of other income (expense), net:

	2016	2015	2014
	(In millions)
Interest income	$2	$—	$—
Gain on sale of 85% ATMP JV	146	—	—
Loss on debt redemption	(68)	—	(61)
Other	—	(5)	(5)
Other income (expense), net	$80	$(5)	$(66)

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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are employee stock-based compensation expense, the charge related to the Sixth Amendment to the WSA with GF, restructuring and other special charges, net, amortization of acquired intangible assets, workforce rebalancing severance charges, goodwill impairment charge and significant or unusual lower of cost or market inventory adjustments. The Company also reported the results of former businesses in the All Other category because the operating results were not material.
The following table provides a summary of net revenue and operating income (loss) by segment for 2016, 2015 and 2014. The results prior to July 1, 2014 have been recast to reflect the Company’s new reportable segments.

	2016	2015	2014
	(In millions)
Net revenue:
Computing and Graphics	$1,967	$1,805	$3,132
Enterprise, Embedded and Semi-Custom	2,305	2,186	2,374
Total net revenue	$4,272	$3,991	$5,506
Operating income (loss):
Computing and Graphics	$(238)	$(502)	$(76)
Enterprise, Embedded and Semi-Custom	283	215	399
All Other	(417)	(194)	(478)
Total operating loss	$(372)	$(481)	$(155)

The following table provides major items included in All Other category:

	2016	2015	2014
	(In millions)
Operating loss:
Stock-based compensation expense	$(86)	$(63)	$(81)
Restructuring and other special charges, net	10	(129)	(71)
Amortization of acquired intangible assets	—	(3)	(14)
Charge related to the Sixth Amendment to the WSA with GF	(340)	—	—
Goodwill impairment	—	—	(233)
Lower of cost or market inventory adjustment	—	—	(58)
Workforce rebalancing severance charges	—	—	(14)
Other	(1)	1	(7)
Total operating loss	$(417)	$(194)	$(478)
The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include research and development activities; assembly, test, mark and packaging activities; and sales, marketing and administrative activities. The Company conducts product and system research and development activities for its products in the United States, with additional design and development engineering teams located in China, Canada, India, Singapore, and Taiwan. The Company’s ATMP facilities located in Malaysia and China were sold in the second quarter of 2016 (see NOTE 4). The Company’s material sales and marketing offices are located in the United States, Latin America, Europe and Asia.
The following table summarizes sales to external customers by country, which is based on the billing location of the customer:

	2016	2015	2014
	(In millions)
United States	$923	$984	$1,030
Europe	155	168	325
China	1,108	1,145	2,324
Singapore	571	356	371
Japan	1,443	1,254	1,324
Other countries	72	84	132
Total sales to external customers	$4,272	$3,991	$5,506
The following table summarizes sales to major customers that accounted for at least 10% of the Company’s consolidated net revenue for the respective years:

	2016	2015	2014
Customer A	33%	31%	23%
Customer B	16%	18%	13%
Customer C	10%	8%	13%
Sales to customers A and B consisted of products from the Company's Enterprise, Embedded and Semi-Custom segment and sales to customer C consisted primarily of products from the Company's Computing and Graphics segment.
The following table summarizes long-lived assets by geographic areas:

	2016	2015
	(In millions)
United States	$104	$123
Malaysia	9	11
China	7	5
Singapore	24	25
Other countries	20	24
Total long-lived assets	$164	$188
NOTE 14: Common Stock and Stockholders’ Equity (Deficit)
Common stock
During the third quarter of 2016, the Company completed its registered underwritten public offering of 115 million shares of the Company’s common stock, par value $0.01 per share, at a public offering price of $6.00 per share, pursuant to an underwriting agreement with J.P. Morgan Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein. The resulting aggregate net proceeds to the Company from the common stock offering were approximately $667 million, after deducting underwriting discounts and offering expenses totaling approximately $23 million. As of December 31, 2016, there were 935 million shares of common stock outstanding.

Stock-Based Incentive Compensation Plans
The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). As of December 31, 2016, the Company also has stock options outstanding under equity compensation plans that the Company assumed as part of its SeaMicro acquisition. Shares reserved for future grants under the Company’s prior equity compensation plans were consolidated into the 2004 Plan; none of the reserved shares under the SeaMicro plan were consolidated into the 2004 Plan. As of December 31, 2016, the Company had 31.5 million shares of common stock that were available for future grants and 72.1 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested restricted stock units.
Under the 2004 Plan, stock options generally vest and become exercisable over a three-year period from the date of grant and expire within ten years after the grant date. Unvested shares that are reacquired by the Company from forfeited outstanding equity awards become available for grant and may be reissued as new awards.
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
Valuation and Expense Information
Stock-based compensation expense related to employee stock options and restricted stock units, including PRSUs, was allocated in the consolidated statements of operations as follows:

	2016	2015	2014
	(In millions)
Cost of sales	$2	$3	$3
Research and development	49	36	44
Marketing, general, and administrative	35	24	34
Total stock-based compensation expense, net of tax of $0	$86	$63	$81
During 2016, 2015 and 2014, the Company did not realize any excess tax benefits related to stock-based compensation and therefore the Company did not record any effects relating to financing cash flows. The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was immaterial.
Stock Options. The Company uses the lattice-binomial model in determining the fair value of the employee stock options.
The weighted-average estimated fair value of employee stock options granted for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $3.10, $1.02 and $1.46 per share, respectively, using the following weighted-average assumptions:

	2016	2015	2014
Expected volatility	62.33%	60.14%	53.36%
Risk-free interest rate	1.02%	1.29%	1.15%
Expected dividends	—%	—%	—%
Expected life (in years)	3.98	3.91	3.86
The Company uses a combination of the historical volatility of its common stock and the implied volatility for publicly traded options on the Company’s common stock as the expected volatility assumption required by the lattice-binomial model. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon yield curve with a term that approximates the expected life of the option grant at the date closest to the option grant date. The expected dividend yield is zero as the Company does not expect to pay dividends in the future. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.
The following table summarizes stock option activity, including market-based stock options, and related information:

	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In millions, except share price)
Stock options:
Outstanding at beginning of year	32	$4.44	36	$4.78	35	$5.08
Granted	2	$6.98	8	$2.12	8	$3.73
Canceled	(9)	$5.53	(9)	$4.91	(4)	$7.64
Exercised	(5)	$4.75	(3)	$1.61	(3)	$1.47
Outstanding at end of year	20	$4.15	32	$4.44	36	$4.78
Exercisable at end of year	13	$4.32	21	$5.34	23	$5.28
As of December 31, 2016, the weighted-average remaining contractual life of outstanding stock options was 4.29 years and their aggregate intrinsic value was $145 million. As of December 31, 2016, the weighted-average remaining contractual life of exercisable stock options was 3.45 years and their aggregate intrinsic value was $90 million. The total intrinsic value of stock options exercised for 2016, 2015 and 2014 was $10 million, $2 million and $7 million, respectively.
As of December 31, 2016, the Company had $11 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted-average period of 1.78 years.
RSUs. RSUs vest in accordance with the terms and conditions established by the Compensation and Leadership Resources Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.
The summary of the changes in RSUs outstanding, including the PRSUs, during 2016, 2015 and 2014 is presented below:

	2016		2015		2014
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
	(In millions except share price)
Unvested balance at beginning of period	51	$2.61	43	$4.05	40	$4.52
Granted	29	$4.72	38	$2.03	23	$3.89
Forfeited	(5)	$2.95	(15)	$3.71	(5)	$4.48
Vested	(23)	$2.56	(15)	$4.13	(15)	$4.90
Unvested balance at end of period	52	$3.73	51	$2.61	43	$4.05
The total fair value of RSUs vested during 2016, 2015 and 2014 was $151 million, $33 million and $60 million, respectively. Compensation expense recognized for the RSUs for 2016, 2015 and 2014 was approximately $80 million, $57 million and $65 million, respectively.
As of December 31, 2016, the Company had $121 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted-average period of 1.76 years.
PRSUs. The Company estimated the fair value for the PRSUs with a market condition using Monte Carlo simulation model on the date of grant. During 2016, the Company granted 2.0 million PRSUs that included a market condition to certain of the Company’s senior executives. During 2015, the Company granted 5.2 million PRSUs to certain of the Company’s certain senior executives, of which 3.9 million PRSUs included a market condition.
The summary of the changes in the PRSUs during 2016, 2015 and 2014 is presented below.

	2016	2015	2014
	(Shares in millions)
Unvested shares at beginning of period	7	9	5
Granted	5	5	5
Forfeited	(2)	(7)	(1)
Vested	(5)	—	—
Unvested shares at end of period	5	7	9
NOTE 15: Other Employee Benefit Plans
The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100% of their pre-tax salary subject to Internal Revenue Service limits. The Company matched 75% of employees’ contributions up to 6% of their compensation, to a maximum per employee match of $11,925, $11,925 and $11,700 for 2016, 2015 and 2014, respectively. The Company’s contributions to the 401(k) plan for 2016, 2015 and 2014 were approximately $16 million, $16 million and $18 million, respectively.
NOTE 16: Commitments and Guarantees
Operating Leases
As of December 31, 2016, the Company’s future non-cancelable operating lease commitments, including those for facilities vacated in connection with restructuring activities, were as follows:

Year	Operating leases
(In millions)
2017	$49
2018	51
2019	46
2020	43
2021	64
2022 and thereafter	135
Total non-cancelable operating lease commitments	$388

The Company leases certain of its facilities, and in some jurisdictions, the Company leases the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2028. The Company also leases certain manufacturing and office equipment for terms ranging from one to five years. Rent expense for 2016, 2015 and 2014 was $39 million, $47 million and $59 million, respectively.
In December 1998, the Company arranged for the sale of its marketing, general and administrative facility in Sunnyvale, California and leased it back for a period of 20 years. The Company recorded a deferred gain of $37 million on the sale and is amortizing it over the life of the lease. During the second quarter of 2016, the Company signed an amendment to the lease agreement associated with this facility in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, the Company entered into a 10-year operating lease to occupy 220,000 square feet of new office space in Santa Clara. Base rent obligation is estimated to commence in August 2017 and the total estimate base rent payments over the life of the lease are approximately $125 million. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company has the option to extend the term of the lease for an additional two five-year periods.
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
Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 31, 2016 were $388 million.
Purchase and Other Contractual Obligations
The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. As of December 31, 2016, total non-cancelable purchase obligations, excluding the Company’s wafer purchase commitments to GF under the WSA, were $447 million.
The Company also had other contractual obligations, included in Other long-term liabilities on its consolidated balance sheet, which primarily consisted of $91 million of payments due under certain software and technology licenses that will be paid through 2020.
Future unconditional purchase obligations as of December 31, 2016 were as follows:

Year	Unconditional purchase obligations
(In millions)
2017	$391
2018	86
2019	51
2020	9
2021	1
2022 and thereafter	—
Total unconditional purchase commitments	$538
Obligations to GF
As of December 31, 2016, the Company's minimum purchase obligations for wafer purchases for the years 2017 through 2020 are approximately $3.3 billion.
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for those CPU and AMD A-Series APU products purchased as individually packaged products, commonly referred to as “processors in a box”, and for PC workstation products. The Company also offered extended limited warranties to certain customers of “tray” microprocessor products and/or workstation graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty during the years ended December 31, 2016 and December 26, 2015 are as follows:

	December 31, 2016	December 26, 2015
	(In millions)
Beginning balance	$15	$19
New warranties issued during the period	21	28
Settlements during the period	(19)	(26)
Changes in liability for pre-existing warranties during the period, including expirations	(5)	(6)
Ending balance	$12	$15
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

ZiiLabs Litigation

On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against us in the United States District Court for the Eastern District of Texas. The complaint alleges that AMD infringes four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against AMD and several other companies asserting the same four patents. The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. AMD’s customer is also a named respondent. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same.

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
NOTE 18: Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan involves a reduction of global headcount by approximately 5% and includes organizational actions such as outsourcing certain IT services and application development. During 2015, the Company recorded a $37 million restructuring charge, which consisted of $27 million for severance and benefit costs, $1 million for facilities-related costs and $9 million for intangible asset-related charges. The actions associated with the 2015 Restructuring Plan will be completed by the end the first quarter of 2017.
The following table provides a summary of the restructuring activities during 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s consolidated balance sheets as of December 31, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$14	$—	$14
Charges (reversals), net	(1)	—	(1)
Cash payments	(10)	—	(10)
Balance as of December 31, 2016	$3	$—	$3
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. The Company recorded a $57 million restructuring charge in the fourth quarter of 2014, which consisted of $44 million for severance and costs related to the continuation of certain employee benefits, $6 million for contract or program termination costs, $1 million for facilities-related costs and $6 million for asset impairments, a non-cash charge. During 2015, the Company recorded a $16 million restructuring charge, which consisted of $5 million non-cash charge related to asset impairments, $2 million for severance and related benefits and $9 million for facilities-related costs. The 2014 Restructuring Plan was completed during the third quarter of 2015.

The following table provides a summary of the restructuring activities during 2016 and the related liabilities recorded in Other current liabilities and Other long-term liabilities on the Company’s consolidated balance sheets as of December 31, 2016:

	Severance and related benefits	Other exit related costs	Total
	(In millions)
Balance as of December 26, 2015	$5	$15	$20
Charges (reversals), net	(2)	(7)	(9)
Cash payments	(1)	(6)	(7)
Balance as of December 31, 2016	$2	$2	$4
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Advanced Micro Devices, Inc., and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 21, 2017

Supplementary Financial Information (unaudited)
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. All quarters of 2016 and 2015 except the fourth quarter of 2016 consisted of 13 weeks; the fourth quarter of 2016 consisted of 14 weeks.

	(In millions, except per share amounts)
	2016				2015
	Dec. 31	Sep. 24	Jun. 25	Mar. 26	Dec. 26	Sep. 26	Jun. 27	Mar. 28
Net revenue	$1,106	$1,307	$1,027	$832	$958	$1,061	$942	$1,030
Cost of sales(1)	755	1,248	708	563	675	822	710	704
Gross margin	351	59	319	269	283	239	232	326
Research and development	264	259	243	242	229	241	235	242
Marketing, general and administrative	121	117	117	105	109	108	134	131
Amortization of acquired intangible assets	—	—	—	—	—	—	—	3
Restructuring and other special charges (reversals), net	—	—	(7)	(3)	(6)	48	—	87
Licensing gain	(31)	(24)	(26)	(7)	—	—	—	—
Operating income (loss)	(3)	(293)	(8)	(68)	(49)	(158)	(137)	(137)
Interest expense	(34)	(41)	(41)	(40)	(41)	(39)	(40)	(40)
Other income (expense), net(2)	(7)	(63)	150	—	(2)	—	(3)	—
Income (loss) before income taxes	(44)	(397)	101	(108)	(92)	(197)	(180)	(177)
Provision for income taxes	5	4	29	1	10	—	1	3
Equity in income (loss) of ATMP JV	(2)	(5)	(3)	—	—	—	—	—
Net income (loss)	(51)	(406)	69	(109)	(102)	(197)	(181)	(180)
Net income (loss) per share
Basic	$(0.06)	$(0.50)	$0.09	$(0.14)	$(0.13)	$(0.25)	$(0.23)	$(0.23)
Diluted	$(0.06)	$(0.50)	$0.08	$(0.14)	$(0.13)	$(0.25)	$(0.23)	$(0.23)
Shares used in per share calculation
Basic	931	815	794	793	791	785	778	777
Diluted	931	815	821	793	791	785	778	777

(1)
During the third quarter of 2016, the Company recorded a charge of $340 million, consisting of the $100 million payment under the Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement issued in consideration of the Sixth Amendment. During 2015, the Company recorded a technology node transition charge of $33 million in the second quarter and an inventory write-down of $65 million in the third quarter.

(2)
The Company recorded a pre-tax gain of $150 million on the sale of its 85% equity interest in ATMP JV during the second quarter of 2016. During the third quarter of 2016, as a result of certain purchase price adjustments, the Company recognized a charge of $4 million.

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
As of December 31, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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
Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included in Part II, Item 8, above.

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
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2017 annual meeting of stockholders (our 2017 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Web Site Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Directors’ Compensation and Benefits” (including “2016 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2016 Summary Compensation Table,” “2016 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Grants of Plan-Based Awards in 2016” and “Option Exercises and Stock Vested in 2016”) and “Severance and Change in Control Arrangements” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2017 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2017 Proxy Statement, our 2017 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2017 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The financial statements of AMD are set forth in Item 8 of this Annual Report on Form 10-K.
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or related notes.
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

4.7
First Supplemental Indenture by and among Advanced Micro Devices, Inc. and Wells Fargo Bank N.A., dated June 20, 2014, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated June 23, 2014, is hereby incorporated by reference.

4.8
Amendment to Indenture governing 6.75% Senior Notes due 2019, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated June 16, 2014, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

4.9
Indenture by and among Advanced Micro Devices, Inc. and Wells Fargo Bank N.A., dated September 14, 2016, filed as Exhibit 4.1 to AMD's Current Report on Form 8-K dated September 14, 2016, is hereby incorporated by reference.

4.10
First Supplemental Indenture governing 2.125% Convertible Senior Notes due 2026, including Form of 2.125% Note, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A. dated September 14, 2016, filed as Exhibit 4.2 to AMD's Current Report on Form 8-K dated September 14, 2016, is hereby incorporated by reference.

4.11
First Supplemental Indenture by and among Advanced Micro Devices, Inc. and Wells Fargo Bank N.A., dated September 23, 2016, filed as Exhibit 4.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, is hereby incorporated by reference.

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

*10.78
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.78 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 2015, is hereby incorporated by reference.

*10.79
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.79 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 2015, is hereby incorporated by reference.

*10.80
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.80 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 2015, is hereby incorporated by reference.

10.81
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of April 29, 2016, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A., filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016, is hereby incorporated by reference.

10.82
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of June 21, 2016, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A., filed as Exhibit 10.2 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016, is hereby incorporated by reference.

10.83
Warrant to Purchase Shares of Common Stock, dated August 30, 2016, between Advanced Micro Devices, Inc. and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD's Current Report on Form 8-K dated August 31, 2016, is hereby incorporated by reference.

10.84
First Amended and Restated Registration Rights Agreement, dated as of August 30, 2016, between Advanced Micro Devices, Inc. and West Coast Hitech L.P., filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, is hereby incorporated by reference.

10.85
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 7, 2016, among Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., ATI Technologies ULC, and Bank of America, N.A., filed as Exhibit 10.2 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, is hereby incorporated by reference.

**10.86
Wafer Supply Agreement Amendment No. 6, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S., Inc., dated August 30, 2016, filed as Exhibit 10.3 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, is hereby incorporated by reference.

10.87
Amendment to Master Transaction Agreement dated as of August 30, 2016 among Advanced Micro Devices, Inc., Advanced Technology Investment Company LLC and West Coast Hitech L.P., filed as Exhibit 10.4 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, is hereby incorporated by reference.

*10.88	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

*10.89	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Plan.

*10.90	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.

21	List of AMD subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

February 21, 2017	ADVANCED MICRO DEVICES, INC.

	By:	/s/Devinder Kumar
Devinder Kumar
Senior Vice President, Chief Financial Officer, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	February 21, 2017
Lisa T. Su

/s/Devinder Kumar	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2017
Devinder Kumar

/s/Darla Smith	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2017
Darla Smith

*	Director, Chairman of the Board	February 21, 2017
John E. Caldwell

*	Director	February 21, 2017
Bruce L. Claflin

*	Director	February 21, 2017
Nora Denzel

*	Director	February 21, 2017
Nicolas M. Donofrio

*	Director	February 21, 2017
Michael Inglis

*	Director	February 21, 2017
Joseph Householder

*	Director	February 21, 2017
John W. Marren

*	Director	February 21, 2017
Ahmed Yahia

*By:	/s/ DEVINDER KUMAR
Devinder Kumar, Attorney-in-Fact