Form 10-Q
period 2017-04-01
ADVANCED MICRO DEVICES INC
filed 2017-05-08
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 4, 2017: 945,016,174

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions, except per share amounts)
Net revenue	$984	$832
Cost of sales	653	563
Gross margin	331	269
Research and development	266	242
Marketing, general and administrative	121	105
Restructuring and other special charges, net	—	(3)
Licensing gain	(27)	(7)
Operating loss	(29)	(68)
Interest expense	(32)	(40)
Other expense, net	(5)	—
Loss before equity loss and income taxes	(66)	(108)
Provision for income taxes	5	1
Equity loss in investee	(2)	—
Net loss	$(73)	$(109)
Net loss per share
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)
Shares used in per share calculation
Basic	939	793
Diluted	939	793
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Net loss	$(73)	$(109)
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	—	(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	2	2
Reclassification adjustment for (gains) losses realized and included in net loss	(1)	2
Total change in unrealized gains (losses) on cash flow hedges	1	4
Total other comprehensive income	1	2
Total comprehensive loss	$(72)	$(107)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 1, 2017	December 31, 2016
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$722	$1,264
Marketable securities	221	—
Accounts receivable, net	494	311
Inventories, net	839	751
Prepayment and other receivables - related parties	31	32
Prepaid expenses	73	63
Other current assets	118	109
Total current assets	$2,498	$2,530
Property, plant and equipment, net	180	164
Goodwill	289	289
Investment: equity method	58	59
Other assets	274	279
Total assets	$3,299	$3,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$440
Payables to related parties	329	383
Accrued liabilities	385	391
Other current liabilities	67	69
Deferred income on shipments to distributors	62	63
Total current liabilities	1,372	1,346
Long-term debt, net	1,408	1,435
Other long-term liabilities	110	124
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on April 1, 2017 and December 31, 2016; shares issued: 953 on April 1, 2017 and 949 shares on December 31, 2016; shares outstanding: 942 on April 1, 2017 and 935 shares on December 31, 2016	9	9
Additional paid-in capital	8,379	8,334
Treasury stock, at cost (11 shares on April 1, 2017 and 14 shares on December 31, 2016)	(99)	(119)
Accumulated deficit	(7,876)	(7,803)
Accumulated other comprehensive loss	(4)	(5)
Total stockholders’ equity	409	416
Total liabilities and stockholders’ equity	$3,299	$3,321

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Cash flows from operating activities:
Net loss	$(73)	$(109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	33
Stock-based compensation expense	23	16
Non-cash interest expense	9	4
Loss on debt redemption	4	—
Other	5	(5)
Changes in operating assets and liabilities:
Accounts receivable	(183)	26
Inventories	(88)	3
Prepayment and other receivables - related parties	1	7
Prepaid expenses and other assets	(30)	22
Payables to related parties	(54)	(12)
Accounts payable, accrued liabilities and other	53	(27)
Net cash used in operating activities	(299)	(42)
Cash flows from investing activities:
Purchases of property, plant and equipment	(23)	(26)
Purchases of available-for-sale securities	(221)	—
Other	(2)	—
Net cash used in investing activities	(246)	(26)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based compensation equity plans	8	—
Other	(5)	(1)
Net cash provided by (used in) financing activities	3	(1)
Net decrease in cash and cash equivalents	(542)	(69)
Cash and cash equivalents at beginning of period	1,264	785
Cash and cash equivalents at end of period	$722	$716
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property, plant and equipment, accrued but not paid	$11	$—
Issuance of common stock to partially settle long-term debt	$38	$—
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended April 1, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending December 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended April 1, 2017 and March 26, 2016 each consisted of 13 weeks.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.
Recently Adopted Accounting Standards
Inventory. In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires entities to measure inventory at the lower of cost or net realizable value. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company adopted this guidance in the first quarter of 2017 and it did not have an impact on its consolidated financial statements.
Investments. In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07), which requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The Company adopted this guidance in the first quarter of 2017 and it did not have an impact on its consolidated financial statements.
Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The Company adopted this guidance in the first quarter of 2017 and elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. In the first quarter of 2017, the Company recorded a $96 million cumulative-effect adjustment in accumulated deficit and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016. Since substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance and the realization of these assets is not more likely than not to be achieved, the Company recorded a $96 million valuation allowance against these deferred tax assets with an offsetting adjustment in accumulated deficit. The Company elected to report cash flows related to excess tax benefits as an operating activity on a prospective basis. The presentation requirement for cash flows related to employee taxes paid for withheld shares did not impact the statements of cash flows because such cash flows have historically been presented as a financing activity.
Recently Issued Accounting Standards
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or prospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing additional disclosures comparing results to the previous rules in the year of adoption of the new standard (the modified retrospective method or the cumulative catchup method). The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt utilizing the full retrospective method is dependent upon system readiness and the completion of its analysis of information necessary to restate prior period financial statements. In 2016, the Company established a cross-functional team consisting of representatives across both business segments. While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impact relates to accelerated revenue recognition for sales to its distributors, whereby revenue is expected to be recognized upon the initial sale to the Company's distributors, instead of the current recognition upon resale by the distributors to the end customers. The Company currently expects other revenue streams to remain substantially unchanged.
As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.
Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities will have to assess the realizability of such deferred tax assets in combination with the entities' other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of ASU 2016-01 on its consolidated financial statements.
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
Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the timing of adoption and impact of ASU 2016-13 on its consolidated financial statements.
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

Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of its pending adoption of ASU 2017-04 on its consolidated financial statements.
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
Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, the Company entered into a sixth amendment (the Sixth Amendment) to the WSA. The Sixth Amendment modified certain terms of the WSA applicable to wafers for the Company’s microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. The Company and GF also agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the first fiscal quarter of 2017, the Company paid GF $25 million and, as of April 1, 2017, the Company paid GF $50 million in the aggregate. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. As of April 1, 2017, the Company expected to meet its 2017 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended April 1, 2017 and March 26, 2016 were $176 million and $208 million, respectively. As of April 1, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $10 million and $32 million, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of April 1, 2017 and December 31, 2016, the amount payable to GF was $204 million and $255 million, respectively, included in Payables to related parties on its condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement cannot exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of the Company’s outstanding capital stock after any such exercise.

GF continues to be a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech) are affiliated with WCH, the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
NOTE 3. Supplemental Balance Sheet Information
Inventories

	April 1, 2017	December 31, 2016
	(In millions)
Raw materials	$19	$11
Work in process	598	564
Finished goods	222	176
Total inventories, net	$839	$751
Property, Plant and Equipment

	April 1, 2017	December 31, 2016
	(In millions)
Leasehold improvements	$147	$148
Equipment	726	714
Construction in progress	32	19
Property, plant and equipment, gross	905	881
Accumulated depreciation and amortization	(725)	(717)
Total property, plant and equipment, net	$180	$164
The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to Cost of Sales once the products go into production. Depreciation is straight lined over a two year period which is the expected useful life of the mask. Previously mask sets were expensed to research and development.
Other Assets

	April 1, 2017	December 31, 2016
	(In millions)
Software technology and licenses, net	$222	$232
Other	52	47
Total other assets	$274	$279
Accrued Liabilities

	April 1, 2017	December 31, 2016
	(In millions)
Accrued compensation and benefits	$114	$116
Marketing programs and advertising expenses	93	102
Software technology and licenses payable	45	24
Other	133	149
Total accrued liabilities	$385	$391
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
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of April 1, 2017 and December 31, 2016, the carrying value of the Company's investment in the ATMP JV was approximately $58 million and $59 million, respectively. Following the deconsolidation, the ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV during the quarter ended April 1, 2017 amounted to approximately $96 million. As of April 1, 2017 and December 31, 2016, the amount payable to the ATMP JV was $125 million and $128 million, respectively, included in Payables to related parties on its condensed consolidated balance sheets.
During the quarter ended April 1, 2017, the Company recorded $2 million in Equity loss in investee on its condensed consolidated statements of operations, which includes certain expenses incurred by the Company on behalf of the ATMP JV.
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
The Company concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. The Company determined that it is not the primary beneficiary of either China JV1 or China JV2, as the Company does not have unilateral power to direct selling and marketing, manufacturing and product development activities related to the THATIC JV’s products. Accordingly, the Company will not consolidate either of these entities and therefore accounts for its investments in the THATIC JV under the equity method of accounting. THATIC JV is a related party of the Company's.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fee payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company will also provide certain engineering and technical support to the THATIC JV in connection with the product development. In March 2017, the Company entered into a development and intellectual property agreement with THATIC JV, and also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. The Company will also provide certain engineering and technical support to the THATIC JV in connection with the product development.
The Company recognizes income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process. Royalty payments will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. During the quarter ended April 1, 2017, the Company recognized $27 million licensing gain associated with the Licensed IP and an immaterial amount of development fee as a credit to research and development expenses. During the quarter ended March 26, 2016, the Company recognized $7 million licensing gain and no development fee credit, associated with these agreements. No royalty income was recognized during the quarters ended April 1, 2017 and March 26, 2016.
The Company’s total exposure to losses through its investment in the THATIC JV is limited to the Company’s investments in the THATIC JV, which was zero as of April 1, 2017. The Company’s share in the net losses of the THATIC JV for the quarter ended April 1, 2017 was not material and is not recorded in the Company’s condensed consolidated statement of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV. The Company’s receivable from THATIC JV was $20 million and zero as of April 1, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of April 1, 2017, the total assets and liabilities of the THATIC JV were not material.

NOTE 6. Debt and Secured Revolving Line of Credit
Debt
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The first event above was met in the first quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder in the second quarter of 2017. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election.
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
In accounting for the issuance costs related to the 2.125% Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2.125% Notes, and the issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital. During 2016, the Company recorded issuance costs of $15 million and $9 million, respectively, for the liability and equity portions.

The 2.125% Notes consisted of the following:

	April 1, 2017	December 31, 2016
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(302)	(308)
Unamortized debt issuance costs	(13)	(14)
Net carrying amount	$490	$483
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of April 1, 2017, the remaining life of the 2.125% Notes was approximately 114 months.
Based on the closing price of the Company's common stock of $14.55 on March 31, 2017, the last business day of the first quarter of 2017, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $659 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

Three Months Ended
April 1, 2017
(In millions)
Contractual interest expense	$4
Interest cost related to amortization of debt issuance costs	$1
Interest cost related to amortization of the debt discount	$6
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
During the first quarter of 2017, the Company settled $5 million in aggregate principal amount of its 6.75% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of the 6.75% Notes was $191 million.
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
During the first quarter of 2017, the Company settled $3 million in aggregate principal amount of its 7.50% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of the 7.50% Notes was $347 million.
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

During the first quarter of 2017, the Company settled $26 million in aggregate principal amount of its 7.00% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of the 7.00% Notes was $390 million.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable.
Secured Revolving Line of Credit

Amended and Restated Loan and Security Agreement

On April 14, 2015, the Company and its subsidiaries, AMD International Sales & Service, Ltd. (AMDISS) and ATI Technologies ULC (collectively, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and Bank of America, N.A., acting as agent for the Lenders (the Agent).

Fifth Amendment to the Amended and Restated Loan and Security Agreement

On March 21, 2017, the Loan Parties entered into a fifth amendment to the Amended and Restated Loan Agreement (the Fifth Amendment) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders and the Agent, which modifies the Amended and Restated Loan Agreement. The Fifth Amendment amends the Amended and Restated Loan Agreement by, among other things, extending the maturity date of the Secured Revolving Line of Credit from April 14, 2020 to March 21, 2022, reducing the Applicable Margin (as defined in the Amended and Restated Loan Agreement), reducing the commitment fee, lowering the minimum threshold of Availability (as defined in the Amended and Restated Loan Agreement) required to be maintained by the Company and AMDISS in order to avoid cash dominion, amending the borrowing base reporting requirement, amending maximum dollar limits related to supply chain finance arrangements, and reducing the amount of the Secured Revolving Line of Credit available for the issuance for letters of credit from $75 million to $45 million.

The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount up to $500 million with up to $45 million available for issuance of letters of credit. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.

The Secured Revolving Line of Credit is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.
As of April 1, 2017 and December 31, 2016, the Company did not have any borrowings outstanding under the Secured Revolving Line of Credit. At April 1, 2017, the Company had $19 million letter of credit outstanding and up to $209 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of April 1, 2017, the Company was in compliance with all required covenants in the Amended and Restated Loan Agreement.
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

The following table sets forth the components of basic and diluted net loss per share:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions, except per share amounts)
Numerator – Net loss:
Numerator for basic and diluted net loss per share	$(73)	$(109)
Denominator - Weighted average shares
Denominator for basic and diluted net loss per share	939	793
Net loss per share:
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)
Potential shares from stock options, restricted stock units, the 2.125% Notes and the warrants under the Warrant Agreement totaling 195 million for the first quarter of 2017 and potential shares from stock options and restricted stock units totaling 50 million for the first quarter of 2016 were not included in the net loss per share calculations because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
Cash and financial instruments measured and recorded at fair value on a recurring basis as of April 1, 2017 and December 31, 2016 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
April 1, 2017
Cash	$93	$93	$—
Level 1(1) (2)
Government money market funds	$55	$55	$—
Total level 1	$55	$55	$—
Level 2(1) (3)
Commercial paper	$795	$574	$221
Total level 2	$795	$574	$221
Total	$943	$722	$221

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
December 31, 2016
Cash	$67	$67
Level 1(1) (2)
Government money market funds	$50	$50
Total level 1	$50	$50
Level 2(1) (3)
Commercial paper	$1,147	$1,147
Total level 2	$1,147	$1,147
Total	$1,264	$1,264

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended April 1, 2017 or the year ended December 31, 2016.

(2)	The Company's Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of April 1, 2017 consisted of commercial paper. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.
In addition to those amounts presented above, as of April 1, 2017 and December 31, 2016, the Company had approximately $2 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these deposits.
As of April 1, 2017 and December 31, 2016, the Company also had approximately $15 million of investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	April 1, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net(1)	$1,407	$2,595	$1,434	$2,313

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $24 million as of April 1, 2017 and $25 million as of December 31, 2016, based on the adoption of ASU 2015-03 and net of unamortized debt discount associated with the 2.125% Notes of $302 million as of April 1, 2017 and $308 million as of December 31, 2016.

The Company’s long-term debt is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges
The following table shows the amount of gain (loss) included in accumulated other comprehensive gain (loss) and the amount of gain (loss) reclassified from accumulated other comprehensive gain (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$2	$6
Research and development	1	(2)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	April 1, 2017	December 31, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$—	$(2)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of April 1, 2017 and December 31, 2016, the notional values of the Company’s outstanding foreign currency forward contracts were $201 million and $138 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive gain (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In the first quarter of 2017, the Company recorded an income tax provision of $5 million, consisting of $2 million of foreign taxes in profitable locations and $4 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
In the first quarter of 2016, the Company recorded an income tax provision of $1 million, consisting of $3 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income and Canadian tax credits.
As of April 1, 2017, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of April 1, 2017, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits as of April 1, 2017 were $42 million. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Also included in this category are, employee stock-based compensation expense and restructuring and other special charges, net.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Net revenue:
Computing and Graphics	$593	$460
Enterprise, Embedded and Semi-Custom	391	372
Total net revenue	$984	$832
Operating income (loss):
Computing and Graphics	$(15)	$(70)
Enterprise, Embedded and Semi-Custom	9	16
All Other	(23)	(14)
Total operating loss	$(29)	$(68)
The following table provides major items included in All Other category:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Operating loss:
Stock-based compensation expense	$(23)	$(16)
Restructuring and other special charges, net	—	3
Other	—	(1)
Total operating loss	$(23)	$(14)
NOTE 11. Stock-Based Incentive Compensation Plans
Restricted Stock Units
In the first quarters of 2017 and 2016, the Company granted 0.6 million and 0.8 million shares of restricted stock units, respectively, with weighted average grant date fair values per share of $12.46 and $2.14, respectively.
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Beginning balance	$12	$15
New warranties issued	5	5
Settlements	(5)	(4)
Changes in liability for pre-existing warranties, including expirations	(2)	(3)
Ending balance	$10	$13
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
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process has concluded.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against the Company in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against us and several other companies asserting the same four patents (“USITC Proceeding”). The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors.  Some of AMD’s customers are also named respondents.  On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same.   Discovery is ongoing, and the target date for the USITC to issue a final determination is June 25, 2018.  The Ziilabs Lawsuit has been stayed pending completion of the USITC Proceeding.
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
NOTE 13. Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (the 2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and included organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan were completed during the first quarter of 2017. The liabilities related to the 2015 Restructuring Plan recorded in Other current liabilities on the Company's condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 were zero and $3 million, respectively.
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. The 2014 Restructuring Plan was completed during the third quarter of 2015. The liabilities related to the 2014 Restructuring Plan recorded in Other current liabilities on the Company's condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 were $2 million and $4 million, respectively.

NOTE 14. Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component:

	Three Months Ended
	April 1, 2017			March 26, 2016
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(4)	$(5)	$(1)	$(7)	$(8)
Unrealized gains (losses) arising during the period	—	3	3	(3)	4	1
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(1)	(1)	—	3	3
Tax effect	—	(1)	(1)	1	(3)	(2)
Total other comprehensive income (loss)	—	1	1	(2)	4	2
Ending balance	$(1)	$(3)	$(4)	$(3)	$(3)	$(6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology.The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the securities class action and the shareholder derivative suit will not have a material adverse effect on its financial condition, cash flows or results of operations; and AMD does not expect to pay dividends in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, its business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; the markets in which AMD’s products are sold are highly competitive; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; AMD's issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD's existing stockholders, and the conversion of the 2.125% Notes may dilute the ownership interest of AMD's existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD's stock price is subject to volatility; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 36 and “Financial Condition” beginning on page 30 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 31, 2016 and December 26, 2015, and for each of the three years in the period ended December 31, 2016 as filed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter ended April 1, 2017 compared to the quarter ended March 26, 2016, an analysis of changes in our financial condition and a discussion of our contractual obligations.

During the first quarter of 2017, we focused on continuing to execute our major roadmap milestones as we introduced AMD Ryzen™ 7 desktop processors, our first processors based on our entirely new AMD "Zen" core microarchitecture. We designed AMD Ryzen desktop processors for the high performance desktop market and to bring multi-core performance to PC gamers, creators and enthusiasts. Initial customer demand for our Ryzen desktop processors was strong and sales of these products were accretive to our gross margin in the first quarter of 2017.

Net revenue in the first quarter of 2017 was $984 million, an 18% increase compared to the first quarter of 2016. Gross margin, as a percentage of net revenue, for the first quarter of 2017 was 34%, an increase of 2 percentage points from the first quarter of 2016. We reduced our operating and net losses during the first quarter of 2017 compared to the prior year period. Operating loss for the first quarter of 2017 was $29 million compared to an operating loss of $68 million in the first quarter of 2016 and during the first quarter of 2017, net loss was $73 million compared to a net loss of $109 million in the first quarter of 2016.

Cash, cash equivalents and marketable securities as of the end of the first quarter of 2017 were $943 million, compared to $1.26 billion at December 31, 2016. Total debt as of the end of the first quarter of 2017 was $1.41 billion, a decrease from $1.44 billion at December 31, 2016.

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

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. Included in this category are, employee stock-based compensation expense and restructuring and other special charges, net.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended April 1, 2017 and March 26, 2016 each consisted of 13 weeks.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Net revenue:
Computing and Graphics	$593	$460
Enterprise, Embedded and Semi-Custom	391	372
Total net revenue	$984	$832
Operating income (loss):
Computing and Graphics	$(15)	$(70)
Enterprise, Embedded and Semi-Custom	9	16
All Other	(23)	(14)
Total operating loss	$(29)	$(68)
Computing and Graphics
Computing and Graphics net revenue of $593 million in the first quarter of 2017 increased by 29%, compared to net revenue of $460 million in the first quarter of 2016, primarily as a result of a 24% increase in average selling price primarily attributable to our microprocessor products and GPU products. The increase in average selling price of our microprocessor products was primarily driven by our desktop microprocessor products resulting from sales of our recently launched high performance Ryzen desktop processors. The increase in average selling price of our GPU products was primarily driven by desktop GPU products.
Computing and Graphics operating loss was $15 million in the first quarter of 2017 compared to an operating loss of $70 million in the first quarter of 2016. The improvement in operating results was primarily due to the increase in net revenue , partially offset by the increase in cost of sales driven by the increase in net revenue and increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $391 million in the first quarter of 2017 increased by 5% compared to net revenue of $372 million in the first quarter of 2016. The increase in net revenue was primarily due to higher unit shipments of our semi-custom SoC products, partially offset by a decrease in non-recurring engineering (NRE) revenue.
Enterprise, Embedded and Semi-Custom operating income was $9 million in the first quarter of 2017 compared to operating income of $16 million in the first quarter of 2016. The decline in operating results was primarily due to a $25 million increase in operating expenses, partially offset by a $20 million increase in IP licensing gain related to the THATIC JV due to timing because the IP licensing gain was recognized for a full quarter in the first quarter of 2017 compared to a partial quarter in the first quarter of 2016 as the recognition started in March 2016. Operating expenses increased for the reasons set forth under “Expenses” below.

All Other
All Other operating loss of $23 million in the first quarter of 2017 was related to stock-based compensation expense.
All Other operating loss of $14 million in the first quarter of 2016 was primarily related to stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 76% in the first quarter of 2017 and 85% in the first quarter of 2016. The decrease in international sales as a percentage of net revenue in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by a higher proportion of revenue from domestic sales of our desktop microprocessor products, GPU products and semi-custom SoC products.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions except for percentages)
Cost of sales	$653	$563
Gross margin	$331	$269
Gross margin percentage	34%	32%
Research and development	$266	$242
Marketing, general and administrative	$121	$105
Restructuring and other special charges, net	$—	$(3)
Licensing gain	$(27)	$(7)
Interest expense	$(32)	$(40)
Other expense, net	$(5)	$—
Provision for income taxes	$5	$1
Gross Margin
Gross margin as a percentage of net revenue was 34% in the first quarter of 2017 compared to 32% in the first quarter of 2016. The improvement in gross margin was primarily driven by a higher overall mix of revenue from our Computing and Graphics segment, primarily due to richer product mix due to Ryzen desktop processors sales.
Expenses
Research and Development Expenses
Research and development expenses of $266 million in the first quarter of 2017 increased by $24 million, or 10%, compared to $242 million in the first quarter of 2016. The increase was primarily due to a $20 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment due to higher data center related investments and a $5 million increase attributable to our All Other category in stock-based compensation expense.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $121 million in the first quarter of 2017 increased by $16 million, or 15%, compared to $105 million in the first quarter of 2016. The increase was primarily due to a $9 million increase in marketing, general and administrative expenses attributable to our Computing and Graphics segment and a $5 million increase attributable to our Enterprise, Embedded and Semi-Custom segment, both primarily due to increases in sales and marketing activities.
Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan (the 2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan involved a reduction of global headcount by approximately 5% and included organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan were completed during the first quarter of 2017. The liabilities related to the 2015 Restructuring Plan recorded in Other current liabilities on our condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 were zero and $3 million, respectively.
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. The 2014 Restructuring Plan was completed during the third quarter of 2015. The liabilities related to the 2014 Restructuring Plan recorded in Other current liabilities on our condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 were $2 million and $4 million, respectively.
Interest Expense
Interest expense of $32 million in the first quarter of 2017 decreased by $8 million compared to $40 million in the first quarter of 2016 primarily due to a lower overall interest rate and lower debt balance.
Other Expense, Net
Other expense, net was $5 million in the first quarter of 2017, compared to zero in the first quarter of 2016.
In the first quarter of 2017, we recognized $5 million of other expense, net, primarily due to the $4 million loss on the debt settlement with treasury stock and a $3 million investment impairment charge of our cost method investments, partially offset by $2 million of interest income.
Income Taxes
In the first quarter of 2017, we recorded an income tax provision of $5 million, consisting of $2 million of foreign taxes in profitable locations and $4 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
We have not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.
In the first quarter of 2016, we recorded an income tax provision of $1 million, consisting of $3 million of foreign taxes in profitable locations, partially offset by $2 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income and Canadian tax credits.
As of April 1, 2017, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of April 1, 2017, in our estimate, is not more likely than not to be achieved.
Our gross unrecognized tax benefits as of April 1, 2017 were $42 million. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions)
Cost of sales	$—	$1
Research and development	14	9
Marketing, general and administrative	9	6
Stock-based compensation expense, net of tax of $0	$23	$16
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $23 million in the first quarter of 2017 increased by $7 million compared to $16 million in the first quarter of 2016. The increase was primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the first quarter of 2017, compared to the first quarter of 2016.
GLOBALFOUNDRIES
Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).
Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, we entered into a sixth amendment (the Sixth Amendment) to the WSA. The Sixth Amendment modified certain terms of the WSA applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. AMD and GF also agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The Sixth Amendment also provides us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the first fiscal quarter of 2017, we paid GF $25 million and, as of April 1, 2017, we paid GF $50 million in the aggregate. Starting in 2017 and continuing through 2020, we also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, AMD and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If we do not meet the annual wafer purchase target for any calendar year, we will be required to pay to GF a portion of the difference between the our actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on our business and market expectations and take into account the limited waiver we received for certain products. As of April 1, 2017, we expect to meet our 2017 wafer purchase target.
AMD and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020.
Our total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended April 1, 2017 and March 26, 2016 were $176 million and $208 million, respectively. As of April 1, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $10 million and $32 million, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets, respectively. As of April 1, 2017 and December 31, 2016, the amount payable to GF was $204 million and $255 million, respectively, included in Payable to related parties on our condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of our common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement cannot exceed 50 million. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of our outstanding capital stock after any such exercise.
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
We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of April 1, 2017 and December 31, 2016, the carrying value of our investment in the ATMP JV was approximately $58 million and $59 million, respectively. Following the deconsolidation, the ATMP JV is our related party. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV during the quarter ended April 1, 2017 amounted to approximately $96 million. As of April 1, 2017 and December 31, 2016, the amount payable to the ATMP JV was $125 million and $128 million, respectively, included in Payables to related parties on our condensed consolidated balance sheets.
During the quarter ended April 1, 2017, we recorded $2 million in Equity loss in investee on our condensed consolidated statements of operations, which includes certain expenses incurred by us on behalf of the ATMP JV.
Equity Joint Venture - Intellectual Property Licensing Agreement
In February 2016, we and Tianjin Haiguang Advanced Technology Investment Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner), formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). Our equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by our contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the THATIC JV’s operations. We have no obligations to fund the THATIC JV.
We concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by the JV Partner. We determined that we are not the primary beneficiary of either China JV1 or China JV2, as we do not have unilateral power to direct selling and marketing, manufacturing and product development activities related to the THATIC JV’s products. Accordingly, we will not consolidate either of these entities and therefore account for our investments in the THATIC JV under the equity method of accounting. THATIC JV is a related party of ours.
In February 2016, we licensed certain of our intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fee payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the THATIC JV in connection with the product development. In March 2017, we entered into a development and intellectual property agreement with THATIC JV, and also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. We will also provide certain engineering and technical support to the THATIC JV in connection with the product development.
We recognize income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process. Royalty payments will be recognized in income once earned. We will classify Licensed IP income and royalty income as other operating income. During the quarter ended April 1, 2017, we recognized $27 million licensing gain associated with the Licensed IP and an immaterial amount of development fee as a credit to research and development expenses. During the quarter ended March 26, 2016, we recognized $7 million licensing gain and no development fee credit, associated with these agreements. No royalty income was recognized during the quarters ended April 1, 2017 and March 26, 2016.

Our total exposure to losses through our investment in the THATIC JV is limited to our investments in the THATIC JV, which was zero as of April 1, 2017. Our share in the net losses of the THATIC JV for the quarter ended April 1, 2017 was not material and is not recorded in our condensed consolidated statement of operations since we are not obligated to fund the THATIC JV’s losses in excess of our investment in the THATIC JV. Our receivable from THATIC JV was $20 million and zero as of April 1, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets. As of April 1, 2017, the total assets and liabilities of the THATIC JV were not material.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of April 1, 2017, our cash, cash equivalents and marketable securities were $943 million compared to $1.26 billion as of December 31, 2016. The decrease in the first quarter of 2017 was due to net cash used in our operating and investing activities, partially offset by cash provided by financing activities, as described below. The percentage of cash, cash equivalents and marketable securities held domestically was 93% as of April 1, 2017, compared to 98% at December 31, 2016.
The following is a summary of our cash flows for the periods indicated:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In millions )
Net cash provided by (used in):
Operating activities	$(299)	$(42)
Investing activities	(246)	(26)
Financing activities	3	(1)
Our debt obligations of $1.41 billion net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Convertible Senior Notes Due 2026 (2.125% Notes) as of April 1, 2017 decreased from $1.44 billion at December 31, 2016.
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
Operating Activities
Net cash used in operating activities was $299 million in the first quarter of 2017 compared to $42 million in the first quarter of 2016. The increase in cash used in operating activities was primarily due to timing of accounts payable payments, partially offset by the decrease in interest payments due to lower debt balance in the first quarter of 2017 compared to the first quarter of 2016.
Investing Activities
Net cash used in investing activities was $246 million in the first quarter of 2017, which consisted of cash outflows of $221 million for purchases of available-for-sale securities and $23 million for purchases of property, plant and equipment.
Net cash used in investing activities was $26 million in the first quarter of 2016, primarily for purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $3 million in the first quarter of 2017, primarily due to a cash inflow of $8 million for proceeds from issuance of common stock from the exercise of employee stock options, partially offset by a cash outflow of $5 million for tax withholding on the vesting of restricted stock.
Net cash used in financing activities was $1 million in the first quarter of 2016.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of April 1, 2017, and is supplemented by the discussion following the table:

	Payments due by period as of April 1, 2017
(In millions)	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
6.75% Notes	$191	$—	$—	$191	$—	$—	$—
7.50% Notes	347	—	—	—	—	—	347
7.00% Notes	390	—	—	—	—	—	390
2.125% Notes	805	—	—	—	—	—	805
Other long-term liabilities (1)	106	31	31	36	6	—	2
Aggregate interest obligation (2)	584	85	85	77	72	72	193
Operating leases	356	37	48	43	40	61	127
Purchase obligations (3)	474	375	90	5	3	1	—
Obligations to GF (4)	3,173	859	770	764	780	—	—
Total contractual obligations (5)	$6,426	$1,387	$1,024	$1,116	$901	$134	$1,864

(1)	Amounts largely represent future fixed and non-cancelable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

(3)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

(4)
Includes our currently expected purchases from GF for the remainder of 2017 for wafer manufacturing and research and development activities and minimum purchase obligations for wafer purchases for years 2018 through 2020. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2020 but expect that our future purchases from GF will continue to be material.

(5)
Total amount excludes contractual obligations already recorded on our condensed consolidated balance sheets except for debt obligations and other liabilities related to software and technology licenses and IP licenses.

The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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
During the first quarter of 2017, we settled $5 million in aggregate principal amount of our 6.75% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of our 6.75% Notes was $191 million.
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
During the first quarter of 2017, we settled $3 million in aggregate principal amount of our 7.50% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of our 7.50% Notes was $347 million.

7.00% Senior Notes Due 2024
On June 16, 2014, we issued $500 million of our 7.00%Senior Notes Due 2024 (7.00% Notes). The 7.00% Notes are our general unsecured senior obligations. Interest is payable on January 1 and July 1 of each year beginning January 1, 2015 until the maturity date of July 1, 2024. The 7.00% Notes are governed by the terms of an indenture (the 7.00% Indenture) dated June 16, 2014 between us and Wells Fargo Bank, N.A., as trustee.
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
During the first quarter of 2017, we settled $26 million in aggregate principal amount of our 7.00% Notes with treasury stock. As of April 1, 2017, the outstanding aggregate principal amount of our 7.00% Notes was $390 million.

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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The first event above was met in the first quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder in the second quarter of 2017. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election.
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
As of April 1, 2017, the outstanding aggregate principal amount of our 2.125% Notes was $805 million.
Potential Repurchase of Outstanding Notes
We may elect to purchase or otherwise retire all or a portion of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable.
Secured Revolving Line of Credit

Amended and Restated Loan and Security Agreement

On April 14, 2015, AMD and its subsidiaries, AMD International Sales & Service, Ltd. (AMDISS) and ATI Technologies ULC (collectively, the Loan Parties), entered into an amended and restated loan and security agreement (the Amended and Restated Loan Agreement) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders (the Lenders) and Bank of America, N.A., acting as agent for the Lenders (the Agent).

Fifth Amendment to the Amended and Restated Loan and Security Agreement

On March 21, 2017, the Loan Parties entered into a fifth amendment to the Amended and Restated Loan Agreement (the Fifth Amendment) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders and the Agent, which modifies the Amended and Restated Loan Agreement. The Fifth Amendment amends the Amended and Restated Loan Agreement by, among other things, extending the maturity date of the Secured Revolving Line of Credit from April 14, 2020 to March 21, 2022, reducing the Applicable Margin (as defined in the Amended and Restated Loan Agreement), reducing the commitment fee, lowering the minimum threshold of Availability (as defined in the Amended and Restated Loan Agreement) required to be maintained by AMD and AMDISS in order to avoid cash dominion, amending the borrowing base reporting requirement, amending maximum dollar limits related to supply chain finance arrangements, and reducing the amount of the Secured Revolving Line of Credit available for the issuance for letters of credit from $75 million to $45 million.

The Amended and Restated Loan Agreement provides for a Secured Revolving Line of Credit for a principal amount up to $500 million with up to $45 million available for issuance of letters of credit. Borrowings under the Secured Revolving Line of Credit are limited to up to 85% of eligible accounts receivable (90% for certain qualified eligible accounts receivable), minus specified reserves. The size of the commitments under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million.

The Secured Revolving Line of Credit is secured by a first priority security interest in the Loan Parties’ accounts receivable, inventory, deposit accounts maintained with the Agent and other specified assets, including books and records.
As of April 1, 2017 and December 31, 2016, we did not have any borrowings outstanding under the Secured Revolving Line of Credit. At April 1, 2017, we had $19 million letters of credit outstanding and up to $209 million available for future borrowings under the Secured Revolving Line of Credit. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of April 1, 2017, we were in compliance with all required covenants in the Amended and Restated Loan Agreement.
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
Operating Leases

We lease certain of our facilities under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of April 1, 2017 were $356 million, including $301 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas; Sunnyvale and Santa Clara, California; Markham, Ontario, Canada; and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, we entered into a 10 year operating lease to occupy 220,000 square feet of new office space in Santa Clara, California. Base rent obligation is estimated to commence in August 2017 and the total estimate base rent payments over the life of the lease are approximately $104 million. In addition to the base rent payments we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations. We will also incur costs for capital projects on the new office space. We have the option to extend the term of the lease for two additional five-year periods.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of April 1, 2017, total non-cancelable purchase obligations were $474 million.
Obligations to GF
Our currently expected purchases from GF for the remainder of 2017 for wafer and research and development activities, and minimum purchase obligations for wafer purchases for years 2018 through 2020 are approximately $3.2 billion. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount but expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of April 1, 2017, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes during the quarter ended April 1, 2017 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.
We will perform an annual goodwill impairment analysis as of the first day of the fourth quarter of 2017 pursuant to our accounting policy. However, we will also test for goodwill impairment at any time during the year if there are indicators of impairment present. If there are declines in our market capitalization, business climate or operating results, we may incur impairment charges that could be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
There have not been any material changes in market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of April 1, 2017, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs’ motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process has concluded.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against us in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against us and several other companies asserting the same four patents (“USITC Proceeding”). The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. Some of AMD’s customers are also named respondents.  On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same.   Discovery is ongoing, and the target date for the USITC to issue a final determination is June 25, 2018.  The Ziilabs Lawsuit has been stayed pending completion of the USITC Proceeding.

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
Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to maintain its market position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. For example, Intel has introduced microprocessors for low-cost notebooks, similar to products that we offer for low-cost notebooks
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
We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and ATMP products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.
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
In April 2016, we consummated a transaction with Tongfu Fujitsu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), under which we sold to TFME 85% of the equity interests in our ATMP facilities consisting of Suzhou TF-AMD Semiconductor Co., Ltd. (formerly AMD Technologies (China) Co., Ltd.) and TF-AMD Microelectronics

(Penang) Sdn. Bhd. (formerly Advanced Micro Devices Export Sdn. Bhd.) thereby forming two joint ventures (collectively, the JVs). The majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook. While overall growth in Computing and Graphics is stabilizing, the areas within Computing and Graphics are changing. Our ability to take advantage of the opportunities within the areas of Computing and Graphics is based on foreseeing those changes and making timely investments in the form factors that serve those areas. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes AMD Ryzen™ processors based on our new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
Collectively, Sony Corporation, Microsoft Corporation and HP Inc. accounted for approximately 44% of our consolidated net revenue for the quarter ended April 1, 2017. Sales to Sony and Microsoft consisted of products from our Enterprise, Embedded and Semi-Custom segment and sales to HP Inc. consisted primarily of products from our Computing and Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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

We have a large amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt as of April 1, 2017 was $1.41 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
We enter into sale and factoring arrangements from time to time with respect to certain of our accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons, and are not included in our indebtedness. We could become obligated to repurchase such accounts receivables or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor.

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
In addition, the Amended and Restated Loan Agreement restricts our ability to make cash payments on the notes to the extent that, on the date of such payment, a default or event of default exists under the Amended and Restated Loan Agreement, or we have not had at all times during the 45 consecutive days immediately preceding such payment, or would not have, on a pro forma basis after giving effect to such payment, Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) of at least $50 million. Any of our future debt agreements may contain similar restrictions. If we fail to make any cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, would constitute an event of default under the agreements governing our other indebtedness.
Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) available cash is greater than the greater of 10% of the total commitment amount and $50 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

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
Also, the conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. During the second quarter of 2017, all our 2.125% Notes are convertible at the option of their holders prior to their scheduled term. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, software (e.g. BIOS, operating systems) and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on AIBs to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, software and other components decrease their support for our product offerings, our business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of April 1, 2017, no borrowings were outstanding under the Secured Revolving Line of Credit, $19 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.73 billion principal was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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

Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. On April 2016, we consummated the transaction with TFME, under which we sold to TFME 85% of the equity interests in our JVs. Going forward, we expect the majority of our ATMP services will be provided by the JVs and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 76% in the first quarter of 2017. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Sunnyvale operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom’s recent referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also the new U.S. administration has called for changes to domestic and foreign policy. We cannot predict the impact, if any, of the policies adopted by the new administration will have on our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 12 of our consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.
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
Our operations and properties have in the past been and continue to be subject to various United States and foreign laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require our suppliers to obtain permits for operations making our products, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our suppliers’ compliance, we cannot assure you that our suppliers have been or will be at all times in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us.
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

ITEM 6.	EXHIBITS

10.1*	Advanced Micro Devices, Inc. Outside Director Equity Compensation Policy, amended and restated as of April 26, 2017.
10.2*	Form of Stock Option Agreement for Senior Vice Presidents and Above under the Advanced Micro Devices, Inc. 2004 Equity Incentive Plan.
10.3
Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 21, 2017, by and among Advanced Micro Devices, Inc., a Delaware corporation, AMD International Sales & Service, Ltd., a Delaware corporation, ATI Technologies ULC, an Alberta unlimited liability corporation, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., a national banking association, as agent for the lenders, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated March 21, 2017, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 8, 2017	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer