Form 10-Q
period 2017-07-01
ADVANCED MICRO DEVICES INC
filed 2017-08-03
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 28, 2017: 946,779,039

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions, except per share amounts)
Net revenue	$1,222	$1,027	$2,206	$1,859
Cost of sales	818	708	1,471	1,271
Gross margin	404	319	735	588
Research and development	279	243	545	485
Marketing, general and administrative	125	117	246	222
Restructuring and other special charges, net	—	(7)	—	(10)
Licensing gain	(25)	(26)	(52)	(33)
Operating income (loss)	25	(8)	(4)	(76)
Interest expense	(32)	(41)	(64)	(81)
Other income (expense), net	(3)	150	(8)	150
Income (loss) before equity loss and income taxes	(10)	101	(76)	(7)
Provision for income taxes	3	29	8	30
Equity loss in investee	(3)	(3)	(5)	(3)
Net income (loss)	$(16)	$69	$(89)	$(40)
Net income (loss) per share
Basic	$(0.02)	$0.09	$(0.09)	$(0.05)
Diluted	$(0.02)	$0.08	$(0.09)	$(0.05)
Shares used in per share calculation
Basic	945	794	942	794
Diluted	945	821	942	794
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Net income (loss)	$(16)	$69	$(89)	$(40)
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	—	1	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	4	2	6	4
Reclassification adjustment for (gains) losses realized and included in net loss	—	—	(1)	2
Total change in unrealized gains on cash flow hedges	4	2	5	6
Total other comprehensive income	4	3	5	5
Total comprehensive income (loss)	$(12)	$72	$(84)	$(35)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 1, 2017	December 31, 2016
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$760	$1,264
Marketable securities	84	—
Accounts receivable, net	614	311
Inventories, net	833	751
Prepayment and other receivables - related parties	10	32
Prepaid expenses	68	63
Other current assets	142	109
Total current assets	2,511	2,530
Property, plant and equipment, net	200	164
Goodwill	289	289
Investment: equity method	58	59
Other assets	312	279
Total assets	$3,370	$3,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$42	$—
Accounts payable	483	440
Payables to related parties	374	383
Accrued liabilities	430	391
Other current liabilities	48	69
Deferred income on shipments to distributors	72	63
Total current liabilities	1,449	1,346
Long-term debt, net	1,375	1,435
Other long-term liabilities	129	124
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on July 1, 2017 and December 31, 2016; shares issued: 959 on July 1, 2017 and 949 shares on December 31, 2016; shares outstanding: 947 on July 1, 2017 and 935 shares on December 31, 2016	9	9
Additional paid-in capital	8,405	8,334
Treasury stock, at cost (12 shares on July 1, 2017 and 14 shares on December 31, 2016)	(105)	(119)
Accumulated deficit	(7,892)	(7,803)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	417	416
Total liabilities and stockholders’ equity	$3,370	$3,321

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
	(In millions)
Cash flows from operating activities:
Net loss	$(89)	$(40)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of equity interests in ATMP JV	—	(150)
Depreciation and amortization	69	66
Provision for deferred income taxes	—	11
Stock-based compensation expense	47	34
Non-cash interest expense	18	7
Loss on debt redemption	7	—
Other	1	(7)
Changes in operating assets and liabilities:
Accounts receivable	(303)	(138)
Inventories	(82)	(66)
Prepayment and other receivables - related parties	22	21
Prepaid expenses and other assets	(56)	(117)
Payables to related parties	(9)	(1)
Accounts payable, accrued liabilities and other	(6)	253
Net cash used in operating activities	(381)	(127)
Cash flows from investing activities:
Net proceeds from sale of equity interests in ATMP JV	—	351
Purchases of property, plant and equipment	(35)	(47)
Purchases of available-for-sale securities	(221)	—
Proceeds from maturity of available-for-sale securities	137	—
Other	(3)	(1)
Net cash provided by (used in) investing activities	(122)	303
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based compensation equity plans	10	2
Proceeds from (repayments of) borrowings, net	42	(4)
Repayments of long-term debt	(42)	—
Other	(11)	(2)
Net cash used in financing activities	(1)	(4)
Net increase (decrease) in cash and cash equivalents	(504)	172
Cash and cash equivalents at beginning of period	1,264	785
Cash and cash equivalents at end of period	$760	$957
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property, plant and equipment, accrued but not paid	$39	$—
Issuance of common stock to partially settle long-term debt	$38	$—
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and six months ended July 1, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending December 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and six months ended July 1, 2017 and June 25, 2016 each consisted of 13 weeks and 26 weeks, respectively.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.
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
Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods therein with early adoption permitted. Upon adoption, the Company must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, as well as its planned adoption date.

Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of its pending adoption of ASU 2017-04 on its consolidated financial statements.
Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:
1.The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used).
2.The award’s vesting conditions.
3.The award’s classification as an equity or liability instrument.
ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. The Company has evaluated the impact of its pending adoption of ASU 2017-09 and does not expect that this guidance will have a significant impact on its financial statements.
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
The Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the second fiscal quarter of 2017, the Company paid GF $25 million and, as of July 1, 2017, the Company had paid GF $75 million in aggregate. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. As of July 1, 2017, the Company expected to meet its 2017 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. The Company and GF have agreed on pricing for wafer purchases for 2017.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended July 1, 2017 and June 25, 2016 were $266 million and $85 million, respectively. The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the six months ended July 1, 2017 and June 25, 2016 were $442 million and $293 million, respectively. As of July 1, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $7 million and $32 million, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of July 1, 2017 and December 31, 2016, the amount payable to GF was $229 million and $255 million, respectively, included in Payables to related parties on the Company's condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement cannot exceed 50 million. The warrant will be fully exercisable as of August 30, 2017. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of the Company’s outstanding capital stock after any such exercise.
GF continues to be a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, the Company’s largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of July 1, 2017 and December 31, 2016, Accounts receivables, net included unbilled accounts receivables of $45 million and $37 million, respectively. Unbilled accounts receivable represent revenue recognized but not billed as payments are deferred by customers until certain contractual milestones are met. Substantially all unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories

	July 1, 2017	December 31, 2016
	(In millions)
Raw materials	$26	$11
Work in process	566	564
Finished goods	241	176
Total inventories, net	$833	$751
Property, Plant and Equipment

	July 1, 2017	December 31, 2016
	(In millions)
Leasehold improvements	$150	$148
Equipment	743	714
Construction in progress	37	19
Property, plant and equipment, gross	930	881
Accumulated depreciation and amortization	(730)	(717)
Total property, plant and equipment, net	$200	$164

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to Cost of Sales once the products go into production, on a straight-line basis over the estimated useful life of two years. Previously mask sets were expensed to research and development.
Other Assets

	July 1, 2017	December 31, 2016
	(In millions)
Software technology and licenses, net	$253	$232
Other	59	47
Total other assets	$312	$279
Accrued Liabilities

	July 1, 2017	December 31, 2016
	(In millions)
Accrued compensation and benefits	$121	$116
Marketing programs and advertising expenses	110	102
Software technology and licenses payable	53	24
Other	146	149
Total accrued liabilities	$430	$391
NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, the Company and certain of its subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of the Company’s subsidiaries own the remaining 15%. The Company has no obligation to fund the ATMP JV.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of July 1, 2017 and December 31, 2016, the carrying value of the Company's investment in the ATMP JV was approximately $58 million and $59 million, respectively. Following the deconsolidation, the ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV during the three and six months ended July 1, 2017 amounted to approximately $105 million and $201 million, respectively. The Company's total purchases from the ATMP JV during the three and six months ended June 25, 2016 amounted to approximately $66 million. As of July 1, 2017 and December 31, 2016, the amount payable to the ATMP JV was $145 million and $128 million, respectively, included in Payables to related parties on its condensed consolidated balance sheets.
During the three and six months ended July 1, 2017, the Company recorded $3 million and $5 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. During the three and six months ended June 25, 2016, the Company recorded a loss of $3 million, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
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
The Company concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by JV Partner. The Company determined that it is not the primary beneficiary of either China JV1 or China JV2, as the Company does not have unilateral power to direct selling and marketing, manufacturing and product development activities related to the THATIC JV’s products. Accordingly, the Company will not consolidate either of these entities and therefore accounts for its investments in the THATIC JV under the equity method of accounting. The THATIC JV is a related party of the Company.
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
The Company recognizes income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process. Royalty payments will be recognized in income once earned. The Company will classify Licensed IP income and royalty income as other operating income. During the three and six months ended July 1, 2017, the Company recognized $25 million and $52 million licensing gain associated with the Licensed IP, respectively, and development fees of $6 million and $10 million, respectively, as a credit to research and development expenses. During the three and six months ended June 25, 2016, the Company recognized $26 million and $33 million licensing gain, respectively. No development fee credit associated with these agreements was recognized by the Company during the three and six months ended June 25, 2016. No royalty income was recognized by the Company during the three and six months ended July 1, 2017 and June 25, 2016.
The Company’s total exposure to losses through its investment in the THATIC JV is limited to the Company’s investment in the THATIC JV, which was zero as of July 1, 2017. The Company’s share in the net losses of the THATIC JV for the three and six months ended July 1, 2017 and June 25, 2016 was not material and is not recorded in the Company’s condensed consolidated statement of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV. The Company’s receivable from THATIC JV was $2 million and zero as of July 1, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of July 1, 2017, the total assets and liabilities of the THATIC JV were not material.
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 under the occurrence of one of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The first event described in (1) above was met during the second quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder as of July 1, 2017 and remain convertible until September 30, 2017. The Company's current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of July 1, 2017.
The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the 2.125% Notes.
The conversion rate is currently 125.0031 shares of common stock per $1,000 principal amount of 2.125% Notes(equivalent to an initial conversion price of approximately $8.00 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances.
If the Company undergoes a fundamental change prior to the maturity date of the notes, holders may require the Company to repurchase for cash all or any portion of their 2.125% Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2.125% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
In accounting for the issuance costs related to the 2.125% Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2.125% Notes, and the issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital. During 2016, the Company recorded issuance costs of $15 million and $9 million, for the liability and equity portions, respectively.
The determination of whether or not the 2.125% Notes are convertible must continue to be performed on a calendar-quarter basis.
The 2.125% Notes consisted of the following:

	July 1, 2017	December 31, 2016
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(297)	(308)
Unamortized debt issuance costs	(13)	(14)
Net carrying amount	$495	$483
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of July 1, 2017, the remaining life of the 2.125% Notes was approximately 111 months.
Based on the closing price of the Company's common stock of $12.48 on June 30, 2017, the last business day of the second quarter of 2017, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $451 million.

The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
	(In millions)
Contractual interest expense	$5	$9
Interest cost related to amortization of debt issuance costs	—	1
Interest cost related to amortization of the debt discount	$5	$11
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
On February 10, 2017, the Company settled $5 million in aggregate principal amount of its 6.75% Notes with treasury stock. As of July 1, 2017, the outstanding aggregate principal amount of the 6.75% Notes was $191 million.
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
On February 10, 2017, the Company settled $3 million in aggregate principal amount of its 7.50% Notes with treasury stock. As of July 1, 2017, the outstanding aggregate principal amount of the 7.50% Notes was $347 million.
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
During the second quarter of 2017, the Company repurchased $40 million in aggregate principal amount of its 7.00% Notes for $42 million.
As of July 1, 2017, the outstanding aggregate principal amount of the 7.00% Notes was $350 million.
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
As of July 1, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $42 million, at an interest rate of 4.75%. As of December 31, 2016, the Company did not have any borrowings outstanding under the Secured Revolving Line of Credit. As of July 1, 2017, the Company had $19 million letter of credit outstanding and up to $249 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of July 1, 2017, the Company was in compliance with all required covenants in the Amended and Restated Loan Agreement.
NOTE 7. Net Income (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of shares outstanding.
Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus any potentially dilutive shares outstanding. Potentially dilutive shares include stock options, restricted stock units, shares issuable upon conversion of the 2.125% Notes and the exercise of the warrant under the Warrant Agreement.

The following table sets forth the components of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$(16)	$69	$(89)	$(40)
Denominator - Weighted average shares
Denominator for basic net income (loss) per share	945	794	942	794
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	27	—	—
Denominator for diluted net income (loss) per share	945	821	942	794
Net income (loss) per share:
Basic	$(0.02)	$0.09	$(0.09)	$(0.05)
Diluted	$(0.02)	$0.08	$(0.09)	$(0.05)
Potential shares from stock options, restricted stock units, the 2.125% Notes and the warrants under the Warrant Agreement totaling 193 million for the second quarter of 2017 and potential shares from stock options and restricted stock units totaling 19 million for the second quarter of 2016 were not included in the net income (loss) per share calculations because their inclusion would have been anti-dilutive.
Potential shares from stock options, restricted stock units, the 2.125% Notes and the warrants under the Warrant Agreement totaling 196 million for the six months ended July 1, 2017 and potential shares from stock options and restricted stock units totaling 41 million for the six months ended June 25, 2016 were not included in the net loss per share calculations because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
Cash and financial instruments measured and recorded at fair value on a recurring basis as of July 1, 2017 and December 31, 2016 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
July 1, 2017
Cash	$90	$90	$—
Level 1(1) (2)
Government money market funds	$165	$165	$—
Total level 1	$165	$165	$—
Level 2(1) (3)
Commercial paper	$589	$505	$84
Total level 2	$589	$505	$84
Total	$844	$760	$84

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
December 31, 2016
Cash	$67	$67
Level 1(1) (2)
Government money market funds	$50	$50
Total level 1	$50	$50
Level 2(1) (3)
Commercial paper	$1,147	$1,147
Total level 2	$1,147	$1,147
Total	$1,264	$1,264

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and six months ended July 1, 2017 or the year ended December 31, 2016.

(2)	The Company's Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

Available-for-sale securities held by the Company as of July 1, 2017 consisted of commercial paper. The amortized cost of available-for-sale securities approximates the fair value for all periods presented.
In addition to those amounts presented above, as of July 1, 2017 and December 31, 2016, the Company had approximately $2 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these deposits.
As of July 1, 2017 and December 31, 2016, the Company also had approximately $16 million and $15 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	July 1, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$42	$42	$—	$—
Long-term debt, net(1)	$1,374	$2,334	$1,434	$2,313

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $22 million as of July 1, 2017 and $25 million as of December 31, 2016, based on the adoption of ASU 2015-03 and net of unamortized debt discount associated with the 2.125% Notes of $297 million as of July 1, 2017 and $308 million as of December 31, 2016.

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

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges
The following table shows the amount of gain (loss) included in accumulated other comprehensive gain (loss) and the amount of gain (loss) reclassified from accumulated other comprehensive gain (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$5	$2	$7	$8
Research and development	—	1	1	(1)
Contracts not designated as hedging instruments
Other income (expense), net	$(1)	$2	$(1)	$2
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	July 1, 2017	December 31, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$5	$(2)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of July 1, 2017 and December 31, 2016, the notional values of the Company’s outstanding foreign currency forward contracts were $310 million and $138 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive gain (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In the second quarter of 2017, the Company recorded an income tax provision of $3 million, consisting of $1 million of foreign taxes in profitable locations and $3 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
For the six months ended July 1, 2017, the Company recorded an income tax provision of $8 million, consisting of $4 million of foreign taxes in profitable locations and $7 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $3 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
In the second quarter of 2016, the Company recorded an income tax provision of $29 million, consisting of $2 million of foreign taxes in profitable locations and $2 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $2 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income and Canadian tax credits. In addition, the Company recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction.
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
As of July 1, 2017, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of July 1, 2017, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits is increased from $42 million in prior quarter to $58 million as of July 1, 2017. This increase is due to additional R&D unrecognized tax benefits in foreign locations. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processing units (GPUs) and professional graphics processors; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, technology for game consoles and licensing portions of its intellectual property portfolio.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category also includes employee stock-based compensation expense and restructuring and other special charges, net.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Net revenue:
Computing and Graphics	$659	$435	$1,252	$895
Enterprise, Embedded and Semi-Custom	563	592	954	964
Total net revenue	$1,222	$1,027	$2,206	$1,859
Operating income (loss):
Computing and Graphics	$7	$(81)	$(8)	$(151)
Enterprise, Embedded and Semi-Custom	42	84	51	100
All Other	(24)	(11)	(47)	(25)
Total operating income (loss)	$25	$(8)	$(4)	$(76)
The following table provides major items included in All Other category:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Operating loss:
Stock-based compensation expense	$(24)	$(18)	$(47)	$(34)
Restructuring and other special charges, net	—	7	—	10
Other	—	—	—	(1)
Total operating loss	$(24)	$(11)	$(47)	$(25)

NOTE 11. Stock-Based Incentive Compensation Plans
Restricted Stock Units
In the second quarter of 2017 and 2016, the Company granted 1.5 million and 5.6 million shares of restricted stock units, respectively, with weighted average grant date fair values per share of $12.06 and $2.97, respectively. In the six months ended July 1, 2017 and June 25, 2016, the Company granted 2.1 million and 6.4 million shares of restricted stock units, respectively, with weighted average grant date fair values per share of $12.18 and $2.86, respectively.
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Beginning balance	$10	$13	$12	$15
New warranties issued	6	5	11	10
Settlements	(4)	(4)	(9)	(8)
Changes in liability for pre-existing warranties, including expirations	(2)	(3)	(4)	(6)
Ending balance	$10	$11	$10	$11
In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products, when used for their intended purpose(s) and under specific conditions, infringe the intellectual property rights of a third party, or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process has concluded. Plaintiffs and defendants have filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against the Company in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against the Company and several other companies asserting the same four patents (“USITC Proceeding”). The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. Some of the Company’s customers are also named respondents. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same. Discovery is ongoing, and the target date for the USITC to issue a final determination is June 25, 2018. The ZiiLabs Lawsuit has been stayed pending completion of the USITC Proceeding. On July 7, 2017, ZiiLabs filed a motion to stay the USITC Proceeding pending finalization of a settlement reached in principle. The Administrative Law Judge granted ZiiLab's motion on July 10, 2017. On July 20, 2017, the Company obtained a license to patents-in-suit. Accordingly, the Company expects that the Company and ZiiLabs will, in the near future, ask the USITC and the Court to dismiss proceedings as to the Company. The resulting settlement obligation was not material. The applicable amount of the patent license will be capitalized on the Company's balance sheet in the third quarter of 2017 and amortized over its useful life.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term "eight cores" in connection with the marketing of certain AMD FX CPUs that are based on the Company's “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys' fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company's motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company's motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. The putative class definition does not encompass the Company's Ryzen or EYPC processors.
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
NOTE 13. Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, the Company implemented a restructuring plan (the 2015 Restructuring Plan) focused on its ongoing efforts to simplify its business and better align resources around its priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and included organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan were completed during the first quarter of 2017. The liabilities related to the 2015 Restructuring Plan recorded in Other current liabilities on the Company's condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 were zero and $3 million, respectively.
2014 Restructuring Plan
In the fourth quarter of 2014, the Company implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of its real estate footprint with its reduced headcount. The 2014 Restructuring Plan was completed during the third quarter of 2015. The liabilities related to the 2014 Restructuring Plan recorded in Other current liabilities on the Company's condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 were $1 million and $4 million, respectively.
NOTE 14. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	July 1, 2017			June 25, 2016
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(3)	$(4)	$(3)	$(3)	$(6)
Unrealized gains arising during the period	—	5	5	1	3	4
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	—	—	—	(1)	(1)
Tax effect	—	(1)	(1)	—	—	—
Total other comprehensive income	—	4	4	1	2	3
Ending balance	$(1)	$1	$—	$(2)	$(1)	$(3)

	Six Months Ended
	July 1, 2017			June 25, 2016
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(4)	$(5)	$(1)	$(7)	$(8)
Unrealized gains (losses) arising during the period	—	8	8	(2)	7	5
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(1)	(1)	—	2	2
Tax effect	—	(2)	(2)	1	(3)	(2)
Total other comprehensive income (loss)	—	5	5	(1)	6	5
Ending balance	$(1)	$1	$—	$(2)	$(1)	$(3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD's consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF;AMD's ability to meet it's 2017 wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; international sales will continue to be a significant portion of total sales in the foreseeable future; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the potential liability related to AMD's current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; AMD does not expect to pay dividends in the future; a small number of customers will continue to account for a substantial part of AMD's revenue in the future; and anticipated sales in the third quarter of 2017. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD's business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; the markets in which AMD’s products are sold are highly competitive; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; AMD's issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD's existing stockholders, and the conversion of the 2.125% Notes may dilute the ownership interest of AMD's existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future;

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
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 41 and “Financial Condition” beginning on page 33 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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
Overview
We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•	x86 microprocessors, as standalone devices or as incorporated as an accelerated processing unit (APU), chipsets, discrete graphics processing units (GPUs) and professional graphics processors; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products and technology for game consoles. We also license portions of our intellectual property portfolio.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and six months ended July 1, 2017 compared to the quarter and six months ended June 25, 2016, an analysis of changes in our financial condition and a discussion of our contractual obligations.

We believe our financial results for the second quarter of 2017 reflect our continued financial growth and focus on executing our engineering milestones. Net revenue in the second quarter of 2017 was $1.22 billion, a 19% increase compared to the second quarter of 2016. The year-over-year increase was primarily due to a 51% increase in Computing and Graphics net revenue, partially offset by a 5% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales from our graphics processors and our AMD Ryzen™ desktop processors. The decrease in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by lower sales of our semi-custom SoCs. Our operating income for the second quarter of 2017 was $25 million compared to operating loss of $8 million in the second quarter of 2016. Gross margin, as a percentage of net revenue, for the second quarter of 2017 was 33% compared to 31% in the second quarter of 2016 due to a higher proportion of revenue from the Computing and Graphics segment as well as a richer product mix within the Computing and Graphics segment.

During the second quarter of 2017, we delivered a number of new products. We launched our AMD Ryzen™ 5 desktop processors targeting the mainstream desktop market and our AMD Ryzen PRO desktop processors for the commercial desktop market. We launched the Radeon™ 500 series graphics cards based on our 2nd generation "Polaris" architecture. Apple introduced their newest iMac, featuring our Radeon Pro 500 Series graphics processors that enables ultra-smooth gaming, fluid content creation, and support for GPU acceleration across a broad range of applications. We also announced the world's first professional dual-GPU card, the Radeon Pro Duo, and our first graphics card based on the next-generation "Vega" architecture for machine learning development and advanced visualization, the Radeon Vega Frontier Edition. We launched our AMD EPYC™ 7000 series high-performance datacenter processors, previously codenamed "Naples”, with ecosystem support from leading server members like Hewlett Packard Enterprise and Dell. This full family of high-performance processors for cloud-based and traditional enterprise servers is based on our "Zen" x86 processor core and offers a combination of processor core count, memory footprint, and I/O bandwidth.

With respect to our balance sheet, cash, cash equivalents and marketable securities as of the end of the second quarter of 2017 were $844 million, compared to $1.26 billion at end of 2016, primarily due to changes in working capital, largely driven by wafer purchases in support of anticipated sales in the third quarter of 2017.

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

Results of Operations
Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. We have the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processors and professional graphics processors; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, development services, technology for game consoles and licensing portions of our intellectual property portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category also includes employee stock-based compensation expense and restructuring and other special charges, net.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended July 1, 2017 and June 25, 2016 each consisted of 13 weeks. The six months ended July 1, 2017 and June 25, 2016 each consisted of 26 weeks.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Net revenue:
Computing and Graphics	$659	$435	$1,252	$895
Enterprise, Embedded and Semi-Custom	563	592	954	964
Total net revenue	$1,222	$1,027	$2,206	$1,859
Operating income (loss):
Computing and Graphics	$7	$(81)	$(8)	$(151)
Enterprise, Embedded and Semi-Custom	42	84	51	100
All Other	(24)	(11)	(47)	(25)
Total operating income (loss)	$25	$(8)	$(4)	$(76)
Computing and Graphics
Computing and Graphics net revenue of $659 million in the second quarter of 2017 increased by 51%, compared to net revenue of $435 million in the second quarter of 2016, primarily as a result of a 31% increase in average selling price and a 12% increase in unit shipments. The increase in average selling price was primarily attributable to an increase in average selling price of our graphics processor products and our desktop processor products. The increase in average selling price was primarily due to a shift in product mix of our graphics processors and a greater mix of sales of our Ryzen desktop processors. The increase in unit shipments was primarily attributable to strong demand for our graphics processors and Ryzen desktop processors.
Computing and Graphics net revenue of $1,252 million in the first six months of 2017 increased by 40%, compared to net revenue of $895 million in the first six months of 2016, primarily as a result of a 30% increase in average selling price and a 6% increase in unit shipments. The increase in average selling price was primarily attributable to an increase in average selling price of our graphics and desktop processor products. The increase in average selling price was due to a shift in product mix of our graphics processors and a greater mix of sales of our Ryzen desktop processors. The increase in unit shipments was primarily attributable to strong demand for our graphics processors and Ryzen desktop processors.
Computing and Graphics operating income was $7 million in the second quarter of 2017 compared to an operating loss of $81 million in the second quarter of 2016. The improvement in operating results was primarily due to the increase in net revenue, partially offset by the related increase in cost of sales and $19 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating loss was $8 million in the first six months of 2017 compared to an operating loss of $151 million in the first six months of 2016. The improvement in operating results was primarily due to the increase in net revenue, partially offset by the related increase in cost of sales and $27 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $563 million in the second quarter of 2017 decreased by 5% compared to net revenue of $592 million in the second quarter of 2016. The decrease in net revenue was primarily due to lower sales of our semi-custom SoC products and a decrease in non-recurring engineering (NRE) revenue.
Enterprise, Embedded and Semi-Custom net revenue of $954 million in the first six months of 2017 decreased by 1% compared to net revenue of $964 million in the first six months of 2016. The decrease in net revenue was primarily due to a decrease in non-recurring engineering (NRE) revenue, partially offset by higher sales of our semi-custom SoC products.
Enterprise, Embedded and Semi-Custom operating income was $42 million in the second quarter of 2017 compared to operating income of $84 million in the second quarter of 2016. The decline in operating results was primarily due to a $21 million increase in operating expenses and the decrease in net revenue referenced above. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $51 million in the first six months of 2017 compared to operating income of $100 million in the first six months of 2016. The decline in operating results was primarily due to a $46 million increase in primarily datacenter-related operating expenses and the decrease in net revenue referenced above, partially offset by a $19 million increase in IP licensing gain related to the THATIC JV. The IP licensing gain was recognized for the entire first six months of 2017 compared to the first six months of 2016. We started to recognize the IP licensing gain at the end of the first quarter of 2016. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $24 million in the second quarter of 2017 was related to stock-based compensation expense. All Other operating loss of $11 million in the second quarter of 2016 included stock-based compensation expense of $18 million, partially offset by restructuring reversals of $7 million.
All Other operating loss of $47 million in the first six months of 2017 was related to stock-based compensation expense. All Other operating loss of $25 million in the first six months of 2016 included stock-based compensation expense of $34 million, partially offset by restructuring reversals of $10 million.
International Sales
International sales as a percentage of net revenue were 77% in the second quarter of 2017 and the second quarter of 2016.
International sales as a percentage of net revenue were 77% in the first six months of 2017 and 80% in the first six months of 2016. The decrease in international sales as a percentage of net revenue in the first six months of 2017 compared to the first six months of 2016 was primarily driven by a higher proportion of revenue from domestic sales of our desktop processors, graphic processors and semi-custom SoC products.
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

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions except for percentages)
Cost of sales	$818	$708	$1,471	$1,271
Gross margin	404	319	735	588
Gross margin percentage	33%	31%	33%	32%
Research and development	279	243	545	485
Marketing, general and administrative	125	117	246	222
Restructuring and other special charges, net	—	(7)	—	(10)
Licensing gain	(25)	(26)	(52)	(33)
Interest expense	(32)	(41)	(64)	(81)
Other income (expense), net	(3)	150	(8)	150
Provision for income taxes	3	29	8	30
Equity loss in investee	$(3)	$(3)	$(5)	$(3)
Gross Margin
Gross margin as a percentage of net revenue was 33% in the second quarter of 2017 compared to 31% in the second quarter of 2016 and 33% in the first six months of 2017 compared to 32% in the first six months of 2016. The improvement in gross margin was primarily driven by a richer product mix within the Computing and Graphics segment, primarily due to sales of our Ryzen desktop processors and a higher percentage of revenue from the Computing and Graphics segment.
Expenses
Research and Development Expenses
Research and development expenses of $279 million in the second quarter of 2017 increased by $36 million, or 15%, compared to $243 million in the second quarter of 2016. The increase was primarily due to an $18 million increase in research and development expenses attributable to our Computing and Graphics segment mainly due to product engineering and design costs, a $15 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment due to higher datacenter related investments and a $3 million increase attributable to our All Other category as a result of stock-based compensation expense.
Research and development expenses of $545 million in the first six months of 2017 increased by $60 million, or 12%, compared to $485 million in the first six months of 2016. The increase was primarily due to a $35 million increase in research and development expenses attributable to our Enterprise, Embedded and Semi-Custom segment due to higher datacenter related investments, a $17 million increase in research and development expenses attributable to our Computing and Graphics segment mainly due to product engineering and design costs and an $8 million increase attributable to our All Other category as a result of stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $125 million in the second quarter of 2017 increased by $8 million, or 7%, compared to $117 million in the second quarter of 2016. The increase was primarily due to a $5 million increase attributable to our Enterprise, Embedded and Semi-Custom segment, due to increases in sales and marketing activities, and a $2 million increase attributable to our All Other category as a result of stock-based compensation expense.
Marketing, general and administrative expenses of $246 million in the first six months of 2017 increased by $24 million, or 11%, compared to $222 million in the first six months of 2016. The increase was primarily due to a $10 million increase in marketing, general and administrative expenses attributable to our Computing and Graphics segment and, a $10 million increase attributable to our Enterprise, Embedded and Semi-Custom segment, both primarily due to increases in sales and marketing activities, and a $5 million increase attributable to our All Other category as a result of stock-based compensation expense.

Restructuring and Other Special Charges, Net
2015 Restructuring Plan
In the third quarter of 2015, we implemented a restructuring plan (the 2015 Restructuring Plan) focused on our ongoing efforts to simplify our business and better align resources around our priorities and business outlook. The 2015 Restructuring Plan largely involved a reduction of global headcount by approximately 5% and included organizational actions such as outsourcing certain IT services and application development. The actions associated with the 2015 Restructuring Plan were completed during the first quarter of 2017. The liabilities related to the 2015 Restructuring Plan recorded in Other current liabilities on our condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 were zero and $3 million, respectively.
2014 Restructuring Plan
In the fourth quarter of 2014, we implemented a restructuring plan (the 2014 Restructuring Plan) designed to improve operating efficiencies. The 2014 Restructuring Plan involved a reduction of global headcount by approximately 6% and an alignment of our real estate footprint with our reduced headcount. The 2014 Restructuring Plan was completed during the third quarter of 2015. The liabilities related to the 2014 Restructuring Plan recorded in Other current liabilities on our condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 were $1 million and $4 million, respectively.
Interest Expense
Interest expense of $32 million in the second quarter of 2017 decreased by $9 million compared to $41 million in the second quarter of 2016 primarily due to a lower overall interest rate and lower debt balance.
Interest expense of $64 million in the first six months of 2017 decreased by $17 million compared to $81 million in the first six months of 2016 primarily due to a lower overall interest rate and lower debt balance.
Other Income (expense), Net
Other expense, net of $3 million in the second quarter of 2017, changed by $153 million compared to $150 million Other income, net in the second quarter of 2016 primarily due to the gain on sale of equity interests in ATMP JV of $150 million in the second quarter of 2016.
Other expense, net of $8 million in the first six months of 2017, changed by $158 million compared to $150 million Other income, net in the first six months of 2016 primarily due to the gain on sale of equity interests in ATMP JV of $150 million in the first six months of 2016 and $7 million total loss on debt redemption in the first six months of 2017.
Income Taxes
In the second quarter of 2017, we recorded an income tax provision of $3 million, consisting of $1 million of foreign taxes in profitable locations and $3 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
For the six months ended July 1, 2017, we recorded an income tax provision of $8 million, consisting of $4 million of foreign taxes in profitable locations and $7 million for withholding taxes applicable to license fee revenue from foreign locations, partially offset by $3 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
In the second quarter of 2016, we recorded an income tax provision of $29 million, consisting of $2 million of foreign taxes in profitable locations and $2 million for withholding taxes applicable to license fee revenue from foreign locations partially offset by $2 million of tax benefits comprising the tax effects of items credited to other comprehensive income and Canadian tax credits. In addition, we recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction.
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
As of July 1, 2017, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of July 1, 2017, in our estimate, is not more likely than not to be achieved.

Our total gross unrecognized tax benefits is increased from $42 million in prior quarter to $58 million as of July 1, 2017. This increase is due to additional R&D unrecognized tax benefits in foreign locations. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In millions)
Cost of sales	$1	$—	$1	$1
Research and development	13	10	27	19
Marketing, general and administrative	10	8	19	14
Stock-based compensation expense, net of tax of $0	$24	$18	$47	$34
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related operating cash flows.
Stock-based compensation expense of $24 million in the second quarter of 2017 increased by $6 million compared to $18 million in the second quarter of 2016. Stock-based compensation expense of $47 million in the first six months of 2017 increased by $13 million compared to $34 million in the first six months of 2016. The increase was primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016. The increase was also driven by the absence of the stock-based compensation expense related to performance-based restricted stock units with market condition in the first six months of 2016, as these awards were granted in the second half of 2016.
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
The Sixth Amendment also provides us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the second fiscal quarter of 2017, we paid GF $25 million and, as of July 1, 2017, we had paid GF $75 million in aggregate. Starting in 2017 and continuing through 2020, we also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the Sixth Amendment, AMD and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If we do not meet the annual wafer purchase target for any calendar year, we will be required to pay to GF a portion of the difference between the our actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on our business and market expectations and took into account the limited waiver we received for certain products. As of July 1, 2017, we expected to meet our 2017 wafer purchase target.
AMD and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. AMD and GF have agreed on pricing for wafer purchases for 2017.

Our total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended July 1, 2017 and June 25, 2016 were $266 million and $85 million, respectively. Our total purchases from GF related to wafer manufacturing, research and development activities and other for the six months ended July 1, 2017 and June 25, 2016 were $442 million and $293 million, respectively. As of July 1, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $7 million and $32 million, respectively, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets. As of July 1, 2017 and December 31, 2016, the amount payable to GF was $229 million and $255 million, respectively, included in Payable to related parties on our condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of our common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020, provided that the maximum number of Warrant Shares that may be exercised prior to the one-year anniversary of the Warrant Agreement cannot exceed 50 million. The warrant will be fully exercisable as of August 30, 2017. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of our outstanding capital stock after any such exercise.
GF continues to be a related party of AMD because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, our largest stockholder. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligation to fund the ATMP JV.
We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of July 1, 2017 and December 31, 2016, the carrying value of our investment in the ATMP JV was approximately $58 million and $59 million, respectively. Following the deconsolidation, the ATMP JV is our related party. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV during the three and six months ended July 1, 2017 amounted to approximately $105 million and $201 million, respectively. Our total purchases from the ATMP JV during the three and six months ended June 25, 2016 amounted to approximately $66 million. As of July 1, 2017 and December 31, 2016, the amount payable to the ATMP JV was $145 million and $128 million, respectively, included in Payables to related parties on our condensed consolidated balance sheets.
During the three and six months ended July 1, 2017, we recorded $3 million and $5 million, respectively, in Equity loss in investee on our condensed consolidated statements of operations, which included certain expenses incurred by us on behalf of the ATMP JV. During the three and six months ended June 25, 2016, we recorded a loss of $3 million, in Equity loss in investee on our condensed consolidated statements of operations, which included certain expenses incurred by us on behalf of the ATMP JV.
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
We concluded the China JV1 and China JV2 are not operating joint ventures and are variable interest entities due to their reliance on on-going financing by the JV Partner. We determined that we are not the primary beneficiary of either China JV1 or China JV2, as we do not have unilateral power to direct selling and marketing, manufacturing and product development activities related to the THATIC JV’s products. Accordingly, we will not consolidate either of these entities and therefore account for our investments in the THATIC JV under the equity method of accounting. The THATIC JV is a related party of ours.

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
We recognize income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process. Royalty payments will be recognized in income once earned. We will classify Licensed IP income and royalty income as other operating income. During the three and six months ended July 1, 2017, we recognized $25 million and $52 million licensing gain associated with the Licensed IP, respectively, and development fees of $6 million and $10 million, respectively, as a credit to research and development expenses. During the three and six months ended June 25, 2016, we recognized $26 million and $33 million licensing gain, respectively. No development fee credit associated with these agreements was recognized during the three and six months ended June 25, 2016. No royalty income was recognized during the three and six months ended July 1, 2017 and June 25, 2016.
Our total exposure to losses through our investment in the THATIC JV is limited to our investment in the THATIC JV, which was zero as of July 1, 2017. Our share in the net losses of the THATIC JV for the three and six months ended July 1, 2017 and June 25, 2016 was not material and is not recorded in our condensed consolidated statement of operations since we are not obligated to fund the THATIC JV’s losses in excess of our investment in the THATIC JV. Our receivable from THATIC JV was $2 million and zero as of July 1, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets. As of July 1, 2017, the total assets and liabilities of the THATIC JV were not material.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of July 1, 2017, our cash, cash equivalents and marketable securities were $844 million compared to $1.26 billion as of December 31, 2016. The decrease in the six months of 2017 was due to net cash used in our operating and investing activities as described below. The percentage of cash, cash equivalents and marketable securities held domestically was 93% as of July 1, 2017, compared to 98% at December 31, 2016.
The following is a summary of our cash flows for the periods indicated:

	Six Months Ended
	July 1, 2017	June 25, 2016
	(In millions )
Net cash provided by (used in):
Operating activities	$(381)	$(127)
Investing activities	(122)	303
Financing activities	(1)	(4)
Our aggregate debt obligations of $1.42 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Convertible Senior Notes Due 2026 (2.125% Notes) as of July 1, 2017, decreased from $1.44 billion at December 31, 2016.
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
Operating Activities
Net cash used in operating activities was $381 million in the first six months ended July 1, 2017 compared to $127 million in the first six months ended June 25, 2016. The increase in cash used in operating activities was primarily due to changes in working capital, largely driven by wafer purchases in support of anticipated sales in the third quarter of 2017, partially offset by higher cash collection primarily due to higher revenue in the first six months ended July 1, 2017 compared to the first six months ended June 25, 2016.
Investing Activities
Net cash used in investing activities was $122 million in the first six months ended July 1, 2017, which consisted of net cash outflows of $84 million from purchases and maturities of available-for-sale securities and $35 million for purchases of property, plant and equipment.
Net cash provided by investing activities was $303 million in the first six months ended June 25, 2016, which consisted of net cash inflow of $351 million from sale of equity interests in the ATMP JV, partially offset by a cash outflow of $47 million for purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $1 million in the first six months ended July 1, 2017, which consisted of a cash outflow of $42 million to repurchase a portion of our 7% Notes and $11 million for tax withholding on the vesting of restricted stock, partially offset by a cash inflow of net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $42 million and $10 million for proceeds from issuance of common stock from the exercise of employee stock options.
Net cash used in financing activities was $4 million in the first six months ended June 25, 2016 primarily due to $4 million net repayments of Secured Revolving Line of Credit borrowings.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of July 1, 2017, and is supplemented by the discussion following the table:

	Payments due by period as of July 1, 2017
(In millions)	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
6.75% Notes	$191	$—	$—	$191	$—	$—	$—
7.50% Notes	347	—	—	—	—	—	347
7.00% Notes	350	—	—	—	—	—	350
2.125% Notes	805	—	—	—	—	—	805
Secured Revolving Line of Credit	42	42	—	—	—	—	—
Other long-term liabilities (1)	153	39	51	50	8	3	2
Aggregate interest obligation (2)	562	82	82	75	69	69	185
Operating leases	271	21	39	33	30	29	119
Purchase obligations (3)	516	458	21	33	3	1	—
Obligations to GF (4)	3,168	736	888	764	780	—	—
Total contractual obligations (5)	$6,405	$1,378	$1,081	$1,146	$890	$102	$1,808

(1)	Amounts largely represent future fixed and non-cancelable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs.

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
On February 10, 2017, we settled $5 million in aggregate principal amount of our 6.75% Notes with treasury stock. As of July 1, 2017, the outstanding aggregate principal amount of our 6.75% Notes was $191 million.
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

On February 10, 2017, we settled $3 million in aggregate principal amount of our 7.50% Notes with treasury stock. As of July 1, 2017, the outstanding aggregate principal amount of our 7.50% Notes was $347 million.
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
During the second quarter of 2017, we repurchased $40 million in aggregate principal amount of our 7.00% Notes for $42 million.
As of July 1, 2017, the outstanding aggregate principal amount of our 7.00% Notes was $350 million.

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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 under the occurrence of one of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election. The first event described in (1) above was met during the second quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder as of July 1, 2017 and remain convertible until September 30, 2017. Our current intent is to deliver shares of our common stock upon conversion of the 2.125% Notes. As such, we continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on our condensed consolidated balance sheet as of July 1, 2017.
We may not redeem the notes prior to the maturity date, and no sinking fund is provided for the 2.125% Notes.
The conversion rate is currently 125.0031 shares of common stock per $1,000 principal amount of 2.125% Notes (equivalent to an initial conversion price of approximately $8.00 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances.
If we undergo a fundamental change prior to the maturity date of the notes, holders may require us to repurchase for cash all or any portion of their 2.125% Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2.125% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of July 1, 2017, the outstanding aggregate principal amount of our 2.125% Notes was $805 million.

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
As of July 1, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $42 million, at an interest rate of 4.75%. As of December 31, 2016, we did not have any borrowings outstanding under the Secured Revolving Line of Credit. As of July 1, 2017, we had $19 million letters of credit outstanding and up to $249 million available for future borrowings under the Secured Revolving Line of Credit. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of July 1, 2017, we were in compliance with all required covenants in the Amended and Restated Loan Agreement.

The agreements governing our 6.75% Notes, 7.50% Notes, 7.00% Notes, 2.125% Notes and Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.
Operating Leases
We lease certain of our facilities under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of July 1, 2017 were $271 million, including $226 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas; Sunnyvale and Santa Clara, California; Markham, Ontario, Canada; and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, we entered into a 10 year operating lease to occupy 220,000 square feet of new office space in Santa Clara, California. Base rent payments commence in August 2017 and the total estimate base rent payments over the life of the lease are approximately $104 million. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations. We will also incur costs for capital projects on the new office space. We have the option to extend the term of the lease for two additional five-year periods.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of July 1, 2017, total non-cancelable purchase obligations were $516 million.
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
Off-Balance Sheet Arrangements
As of July 1, 2017, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes during the quarter and six months ended July 1, 2017 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of July 1, 2017, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs’ motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process has concluded. Plaintiffs and defendants have filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the “ZiiLabs Lawsuit”) was filed against us in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (“USITC”) pursuant to Section 337 of the Tariff Act of 1930 against us and several other companies asserting the same four patents (“USITC Proceeding”). The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. Some of AMD’s customers are also named respondents. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same. Discovery is ongoing, and the target date for the USITC to issue a final determination is June 25, 2018. The ZiiLabs Lawsuit has been stayed pending completion of the USITC Proceeding. On July 7, 2017, ZiiLabs filed a motion to stay the USITC Proceeding pending finalization of a settlement reached in principle. The Administrative Law Judge granted ZiiLabs' motion on July 10, 2017. On July 20, 2017, we obtained a license to the patents-in-

suit. Accordingly, we expect that us and ZiiLabs will, in the near future, ask the USITC and the Court to dismiss the proceedings as to AMD. The resulting settlement obligation was not material.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against us in the United States District Court for the Northern District of California. The plaintiffs allege that we misled consumers by using the term "eight cores" in connection with the marketing of certain AMD FX CPUs that are based on our “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys' fees. On December 21, 2015, we filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon our motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and we filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part our motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. The putative class definition does not encompass our Ryzen or EPYC processors.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook. While overall growth in Computing and Graphics is stabilizing, the areas within Computing and Graphics are changing. Our ability to take advantage of the opportunities within the areas of Computing and Graphics is based on foreseeing those changes and making timely investments in the form factors that serve those areas. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes AMD Ryzen™ and AMD EPYC™ processors based on our new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
Collectively, Sony Corporation, Microsoft Corporation and HP Inc. accounted for approximately 49% of our consolidated net revenue for the quarter ended July 1, 2017. Sales to Sony and Microsoft consisted of products from our Enterprise, Embedded and Semi-Custom segment and sales to HP Inc. consisted primarily of products from our Computing and Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
Our total debt as of July 1, 2017 was $1.4 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Loan Parties’ Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) available cash is greater than the greater of 10% of the total commitment amount and $50 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

•
create liens upon any of the Loan Parties’ property (other than customary permitted liens and liens in respect of up to $1.5 billion of secured credit facilities debt (which amount includes our Secured Revolving Line of Credit);

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
Also, the conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. During the second calendar quarter of 2017 and until September 30, 2017, all our 2.125% Notes are convertible at the option of their holders prior to their scheduled term. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the new Sony PlayStation®4 and Microsoft Xbox One game console systems worldwide. In addition, the GPU market has seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, in the second quarter of 2017, our GPU revenue was driven in part due to an increased interest in cryptocurrency mining. The cryptocurrency market is unstable and demand could change quickly. If we are unable to manage the risks related to a decrease in the demand for cryptocurrency mining, our GPU business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of July 1, 2017, $42 million borrowings were outstanding under the Secured Revolving Line of Credit, $19 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.7 billion principal was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our customers, business partners, and third party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. In addition, we could be subject to potential claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information. We anticipate an increase in costs related to:

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
We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, to our manufacturing suppliers and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including help desk support, desktop application services, business and software support applications, server and storage administration, datacenter operations, database administration and voice, video and remote access. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.

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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 77% in the second quarter of 2017. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, on January 15, 2014, March 20, 2014, April 27, 2015, and September 29, 2015, complaints were filed against us seeking damages for alleged securities law violations which are described in Note 12 of our consolidated financial statements. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim that is successfully asserted against us, including the claims filed against us on

January 15, 2014, March 20, 2014, April 27, 2015 and September 29, 2015, may result in the payment of damages that could be material to our business.
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
Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions, may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. A number of jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.
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

ADVANCED MICRO DEVICES, INC.

August 3, 2017	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer