Form 10-Q
period 2017-09-30
ADVANCED MICRO DEVICES INC
filed 2017-11-02
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 27, 2017: 964,798,603

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions, except per share amounts)
Net revenue	$1,643	$1,307	$3,849	$3,166
Cost of sales	1,070	1,248	2,541	2,519
Gross margin	573	59	1,308	647
Research and development	315	259	860	744
Marketing, general and administrative	132	117	378	339
Restructuring and other special charges, net	—	—	—	(10)
Licensing gain	—	(24)	(52)	(57)
Operating income (loss)	126	(293)	122	(369)
Interest expense	(31)	(41)	(95)	(122)
Other income (expense), net	(3)	(63)	(11)	87
Income (loss) before equity loss and income taxes	92	(397)	16	(404)
Provision for income taxes	19	4	27	34
Equity loss in investee	(2)	(5)	(7)	(8)
Net income (loss)	$71	$(406)	$(18)	$(446)
Net income (loss) per share
Basic	$0.07	$(0.50)	$(0.02)	$(0.56)
Diluted	$0.07	$(0.50)	$(0.02)	$(0.56)
Shares used in per share calculation
Basic	957	815	947	801
Diluted	1,042	815	947	801
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Net income (loss)	$71	$(406)	$(18)	$(446)
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	—	1	—	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	5	—	11	4
Reclassification adjustment for (gains) losses realized and included in net income (loss)	(3)	(1)	(4)	1
Total change in unrealized gains on cash flow hedges	2	(1)	7	5
Total other comprehensive income	2	—	7	5
Total comprehensive income (loss)	$73	$(406)	$(11)	$(441)
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$879	$1,264
Accounts receivable, net	771	311
Inventories, net	794	751
Prepayment and other receivables - related parties	26	32
Prepaid expenses	72	63
Other current assets	157	109
Total current assets	2,699	2,530
Property, plant and equipment, net	236	164
Goodwill	289	289
Investment: equity method	57	59
Other assets	305	279
Total assets	$3,586	$3,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$70	$—
Accounts payable	472	440
Payables to related parties	444	383
Accrued liabilities	460	391
Other current liabilities	73	69
Deferred income on shipments to distributors	72	63
Total current liabilities	1,591	1,346
Long-term debt, net	1,356	1,435
Other long-term liabilities	119	124
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 30, 2017 and December 31, 2016; shares issued: 977 on September 30, 2017 and 949 shares on December 31, 2016; shares outstanding: 965 on September 30, 2017 and 935 shares on December 31, 2016	10	9
Additional paid-in capital	8,437	8,334
Treasury stock, at cost (12 shares on September 30, 2017 and 14 shares on December 31, 2016)	(108)	(119)
Accumulated deficit	(7,821)	(7,803)
Accumulated other comprehensive income (loss)	2	(5)
Total stockholders’ equity	520	416
Total liabilities and stockholders’ equity	$3,586	$3,321

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(In millions)
Cash flows from operating activities:
Net loss	$(18)	$(446)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of equity interests in ATMP JV	—	(146)
Depreciation and amortization	105	99
Provision for deferred income taxes	—	11
Stock-based compensation expense	76	57
Non-cash interest expense	27	11
Loss on debt redemption	9	61
Fair value of warrant issued related to sixth amendment to the WSA	—	240
Other	4	(4)
Changes in operating assets and liabilities:
Accounts receivable	(460)	(107)
Inventories	(43)	(94)
Prepayment and other receivables - related parties	6	20
Prepaid expenses and other assets	(82)	(134)
Payables to related parties	61	183
Accounts payable, accrued liabilities and other	—	151
Net cash used in operating activities	(315)	(98)
Cash flows from investing activities:
Net proceeds from sale of equity interests in ATMP JV	—	346
Purchases of property, plant and equipment	(69)	(56)
Purchases of available-for-sale securities	(221)	—
Proceeds from maturity of available-for-sale securities	221	—
Other	(2)	3
Net cash provided by (used in) investing activities	(71)	293
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	668
Proceeds from issuance of convertible senior notes, net of issuance costs	—	681
Proceeds from issuance of common stock under stock-based compensation equity plans	15	12
Proceeds from (repayments of) borrowings, net	70	(230)
Repayments of long-term debt	(70)	(848)
Other	(14)	(5)
Net cash provided by financing activities	1	278
Net increase (decrease) in cash and cash equivalents	(385)	473
Cash and cash equivalents at beginning of period	1,264	785
Cash and cash equivalents at end of period	$879	$1,258
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property, plant and equipment, accrued but not paid	$53	$—
Issuance of common stock to partially settle long-term debt	$38	$—
Non-cash additions of property, plant and equipment	$8	$—
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter and nine months ended September 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending December 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 30, 2017 and September 24, 2016 each consisted of 13 weeks and 39 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.
Recently Adopted Accounting Standards
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this accounting standard update in the third quarter of 2017 on a prospective basis. The Company does not expect the standard to have an impact on its consolidated financial statements. The Company expects the adoption of this update to simplify its annual goodwill impairment testing process, by eliminating the need to estimate the implied fair value of a reporting unit’s goodwill, if its respective carrying value exceeds fair value.
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
Investments. In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07), which requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The Company adopted this guidance in the first quarter of 2017, and it did not have an impact on its consolidated financial statements.
Inventory. In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires entities to measure inventory at the lower of cost or net realizable value. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company adopted this guidance in the first quarter of 2017, and it did not have an impact on its consolidated financial statements.
Recently Issued Accounting Standards

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods therein with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, as well as its planned adoption date.
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
Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:
1. The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used).
2. The award’s vesting conditions.
3. The award’s classification as an equity or liability instrument.
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or prospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing additional disclosures comparing results to the previous rules in the year of adoption of the new standard (the modified retrospective method or the cumulative catchup method). The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt utilizing the full retrospective method is dependent upon system readiness and the completion of its analysis of information necessary to restate prior period financial statements and the Company is progressing toward the adoption of the standard in the first quarter of fiscal 2018. As part of this plan, the Company is implementing changes to its policies, procedures and controls.
The Company currently believes that the most significant impact relates to accelerated revenue recognition for sales to its distributors, whereby revenue is expected to be recognized upon the initial sale to the Company's distributors, instead of the current recognition upon resale by the distributors to the end customers. Additionally, the Company expects the timing and financial statement classification related to the accounting for some combined development and intellectual property licensing arrangements to change. Currently some of these arrangements result in both the reduction to research and development expenses and revenue recognition based on a fair value allocation of the consideration received. Some of these arrangements may result in the classification of the entire amount as revenue under the new revenue guidance. The Company currently expects other revenue streams to remain substantially unchanged.
NOTE 2. GLOBALFOUNDRIES
Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which the Company purchases products manufactured by GLOBALFOUNDRIES Inc. (GF).
Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, the Company entered into a sixth amendment to the WSA (the WSA Sixth Amendment). The WSA Sixth Amendment modified certain terms of the WSA applicable to wafers for the Company’s microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. The Company and GF also agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The WSA Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the third fiscal quarter of 2017, the Company paid GF $25 million and, as of September 30, 2017, the Company had paid GF $100 million in aggregate. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the WSA Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. As of September 30, 2017, the Company expects to meet its 2017 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. The Company and GF have agreed on pricing for wafer purchases for 2017.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended September 30, 2017 and September 24, 2016 were $331 million and $186 million, respectively. The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the nine months ended September 30, 2017 and September 24, 2016 were $773 million and $479 million, respectively. Included in the total purchases for the quarter and nine months ended September 30, 2017 are amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed to by the Company and GF under the WSA Sixth Amendment. As of September 30, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $20 million and $32 million, respectively, included in Prepayment and other receivables - related parties on the Company's condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the amount of payable to GF was $270 million and $255 million, respectively, included in Payables to related parties on the Company's condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the WSA Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of the Company’s outstanding capital stock after any such exercise.
GF continues to be a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, a significant stockholder of the Company. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of September 30, 2017 and December 31, 2016, Accounts receivable, net included unbilled accounts receivable of $16 million and $37 million, respectively. Unbilled accounts receivable represent revenue recognized but not billed as payments are deferred by customers until certain contractual milestones are met. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories

	September 30, 2017	December 31, 2016
	(In millions)
Raw materials	$52	$11
Work in process	521	564
Finished goods	221	176
Total inventories, net	$794	$751

Property, Plant and Equipment

	September 30, 2017	December 31, 2016
	(In millions)
Leasehold improvements	$151	$148
Equipment	758	714
Construction in progress	69	19
Property, plant and equipment, gross	978	881
Accumulated depreciation and amortization	(742)	(717)
Total property, plant and equipment, net	$236	$164
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
Other Assets

	September 30, 2017	December 31, 2016
	(In millions)
Software technology and licenses, net	$248	$232
Other	57	47
Total other assets	$305	$279
Accrued Liabilities

	September 30, 2017	December 31, 2016
	(In millions)
Accrued compensation and benefits	$147	$116
Marketing programs and advertising expenses	124	102
Software technology and licenses payable	54	24
Other	135	149
Total accrued liabilities	$460	$391
NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, the Company and certain of its subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF-AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of the Company’s subsidiaries own the remaining 15%. The Company has no obligation to fund the ATMP JV.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of September 30, 2017 and December 31, 2016, the carrying value of the Company's investment in the ATMP JV was approximately $57 million and $59 million, respectively. The ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company's total purchases from the ATMP JV during the three and nine months ended September 30, 2017 amounted to approximately $131 million and $332 million, respectively. The Company's total purchases from the ATMP JV during the three and nine months ended September 24, 2016 amounted to approximately $107 million and $173 million, respectively. As of September 30, 2017 and December 31, 2016, the amount payable to the ATMP JV was $174 million and $128 million, respectively, included in Payables to related parties on the Company's condensed consolidated balance sheets.
During the three and nine months ended September 30, 2017, the Company recorded $2 million and $7 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. During the three and nine months ended September 24, 2016, the Company recorded $5 million and $8 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
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
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fee payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company will also provide certain engineering and technical support to the THATIC JV in connection with the product development. In March 2017, the Company entered into a development and intellectual property agreement with THATIC JV, and also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. In addition, from time to time, the Company enters into certain agreements with the THATIC JV to provide other services primarily related to research and development.
The Company recognizes income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires the Company’s continuing involvement in the product development process. Royalty payments will be recognized in income once earned. The Company classifies Licensed IP income and royalty income as other operating income. During the three and nine months ended September 30, 2017, the Company recognized zero and $52 million licensing gain associated with the Licensed IP, respectively, and development and other services fees of $7 million and $17 million, respectively, as a credit to research and development expenses. During the three and nine months ended September 24, 2016, the Company recognized $24 million and $57 million licensing gain, respectively. No credits for development and other services associated with these agreements was recognized by the Company during the three and nine months ended September 24, 2016. No royalty income was recognized by the Company during the three and nine months ended September 30, 2017 and September 24, 2016.
The Company’s total exposure to losses through its investment in the THATIC JV is limited to the Company’s investment in the THATIC JV, which was zero as of September 30, 2017. The Company’s share in the net losses of the THATIC JV for the three and nine months ended September 30, 2017 and September 24, 2016 was not material and is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV. The Company’s receivable from the THATIC JV for these agreements was $5 million and zero as of September 30, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of September 30, 2017, the total assets and liabilities of the THATIC JV were not material.

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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 under the occurrence of one of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The first event described in (1) above was met during the third quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder from October 1, 2017 and remain convertible until December 31, 2017. The Company's current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of September 30, 2017.
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

The determination of whether or not the 2.125% Notes are convertible must continue to be performed on a calendar-quarter basis.
The 2.125% Notes consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(291)	(308)
Unamortized debt issuance costs	(13)	(14)
Net carrying amount	$501	$483
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of September 30, 2017, the remaining life of the 2.125% Notes was approximately 108 months.
Based on the closing price of the Company's common stock of $12.75 on September 29, 2017, the last business day of the third quarter of 2017, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $478 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Contractual interest expense	$4	$—	$13	$—
Interest cost related to amortization of debt issuance costs	—	—	1	—
Interest cost related to amortization of the debt discount	$6	$1	$17	$1
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
During the first nine months of 2017, the Company settled $5 million in aggregate principal amount of its 6.75% Notes with treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of the 6.75% Notes was $191 million.
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
During the first nine months of 2017, the Company settled $3 million in aggregate principal amount of its 7.50% Notes with treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of the 7.50% Notes was $347 million.
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
During the third quarter of 2017, the Company repurchased $26 million in aggregate principal amount of its 7.00% Notes for $28 million.
During the first nine months of 2017, the Company settled $92 million in aggregate principal amount of its 7.00% Notes for $70 million in cash and $26 million in treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of the 7.00% Notes was $324 million.
Subsequent to the end of the third quarter of 2017 and through November 2, 2017, the Company repurchased $13 million in aggregate principal amount of its 7.00% Notes.
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

Sixth Amendment to the Amended and Restated Loan and Security Agreement

On September 19, 2017, the Loan Parties entered into a sixth amendment to the Amended and Restated Loan Agreement (the Sixth Amendment) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders and the Agent, which modifies the Amended and Restated Loan Agreement. The Sixth Amendment amends the definition of the term “Qualified Factor Arrangement” to state that the amount held or owing or subject to repurchase is limited to (i) during the Company’s first fiscal quarter of each of its fiscal years, $220 million in the aggregate, (ii) during the Company’s second and third fiscal quarter of each of its fiscal years, $300 million in the aggregate, and (iii) (x) from the first day of the Company’s fourth fiscal quarter of each of its fiscal years to December 20 of each of its fiscal years, $300 million in the aggregate (provided, that not more than $220 million of such amount may consist of Qualified Factor Accounts (as defined in the Sixth Amendment) sold in such period) and

(y) from December 21 of each of the Company’s fiscal years to and including the last day of the Company’s fourth fiscal quarter of each of its fiscal years, $220 million in the aggregate.
As of September 30, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 4.75%. As of December 31, 2016, the Company did not have any borrowings outstanding under the Secured Revolving Line of Credit. As of September 30, 2017, the Company had $19 million letter of credit outstanding and up to $327 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 30, 2017, the Company was in compliance with all required covenants in the Amended and Restated Loan Agreement.
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
The following table sets forth the components of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted net income (loss) per share	$71	$(406)	$(18)	$(446)
Denominator - Weighted average shares
Denominator for basic net income (loss) per share	957	815	947	801
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	44	—	—	—
Warrants	41	—	—	—
Denominator for diluted net income (loss) per share	1,042	815	947	801
Net income (loss) per share:
Basic	$0.07	$(0.50)	$(0.02)	$(0.56)
Diluted	$0.07	$(0.50)	$(0.02)	$(0.56)
Potential shares from certain employee stock options, restricted stock units and the conversion of the 2.125% Notes totaling 102 million for the third quarter of 2017 and potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 144 million for the third quarter of 2016 were not included in the net income (loss) per share calculations because their inclusion would have been anti-dilutive.
Potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 193 million for the nine months ended September 30, 2017 and potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 217 million for the nine months ended September 24, 2016 were not included in the net loss per share calculations because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below:

	September 30, 2017	December 31, 2016
	(In millions)
Cash	$118	$67
Level 1(1) (2)
Government money market funds	$115	$50
Total level 1	$115	$50
Level 2(1) (3)
Commercial paper	$646	$1,147
Total level 2	$646	$1,147
Total	$879	$1,264

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter and nine months ended September 30, 2017 or the year ended December 31, 2016.

(2)	The Company's Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted market prices for identical or comparable instruments. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of September 30, 2017 and December 31, 2016, the Company had approximately $2 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these deposits.
As of September 30, 2017 and December 31, 2016, the Company also had approximately $17 million and $15 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company's deferred compensation plan, which were included in Other assets on the Company's condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$70	$70	$—	$—
Long-term debt, net(1)	$1,355	$2,294	$1,434	$2,313

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $21 million as of September 30, 2017 and $25 million as of December 31, 2016, based on the adoption of ASU 2015-03 and net of unamortized debt discount associated with the 2.125% Notes of $291 million as of September 30, 2017 and $308 million as of December 31, 2016.

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

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges
The following table shows the amount of gain (loss) included in accumulated other comprehensive gain (loss) and the amount of gain (loss) reclassified from accumulated other comprehensive gain (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$1	$(1)	$8	$7
Research and development	3	1	4	—
Marketing, general and administrative	1	—	1	—
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$—	$(3)	$2
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company's condensed consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$6	$(2)
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of September 30, 2017 and December 31, 2016, the notional values of the Company’s outstanding foreign currency forward contracts were $305 million and $138 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive gain (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In the third quarter of 2017, the Company recorded an income tax provision of $19 million, consisting primarily of withholding taxes applicable to IP related revenue from foreign locations.
For the nine months ended September 30, 2017, the Company recorded an income tax provision of $27 million, consisting primarily of withholding taxes applicable to IP related revenue and licensing gain from foreign locations.
In the third quarter of 2016, the Company recorded an income tax provision of $4 million, consisting of $3 million for withholding taxes applicable to licensing gain from foreign locations and $1 million of foreign taxes in profitable locations.
For the nine months ended September 24, 2016, the Company recorded an income tax provision of $34 million, including $6 million of foreign taxes in profitable locations, $5 million for withholding taxes primarily applicable to licensing gain from foreign locations and $4 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, the Company recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction (see Note 4. Equity Interest Purchase Agreement - ATMP Joint Venture).
The Company has not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow it to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.
As of September 30, 2017, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of September 30, 2017, in management’s estimate, is not more likely than not to be achieved.
The Company's total gross unrecognized tax benefits increased from $58 million in prior quarter to $61 million as of September 30, 2017. This increase was due to additional R&D unrecognized tax benefits in foreign locations. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processing units (GPUs), professional graphics processors and licensing portions of its intellectual property (IP) portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, technology for game consoles and licensing portions of its IP portfolio.

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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Net revenue:
Computing and Graphics	$819	$472	$2,071	$1,367
Enterprise, Embedded and Semi-Custom	824	835	1,778	1,799
Total net revenue	$1,643	$1,307	$3,849	$3,166
Operating income (loss):
Computing and Graphics	$70	$(66)	$62	$(217)
Enterprise, Embedded and Semi-Custom	84	136	135	236
All Other	(28)	(363)	(75)	(388)
Total operating income (loss)	$126	$(293)	$122	$(369)
The following table provides major items included in All Other category:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Operating loss:
Stock-based compensation expense	$(29)	$(23)	$(76)	$(57)
Restructuring and other special charges, net	—	—	—	10
Charge related to the sixth amendment to the WSA with GF	—	(340)	—	(340)
Other	1	—	1	(1)
Total operating loss	$(28)	$(363)	$(75)	$(388)
NOTE 11. Stock-Based Incentive Compensation Plans
Stock Options
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

	Three and Nine Months Ended
	September 30, 2017	September 24, 2016
Expected volatility	56.32%	59.85%
Risk-free interest rate	1.65%	1.00%
Expected dividends	0.00%	0.00%
Expected life	3.92 years	3.98 years
During the quarter and nine months ended September 30, 2017 and quarter and nine months ended September 24, 2016, the Company granted 0.9 million and 2.2 million shares of employee stock options, respectively, with weighted average grant date fair value per share of $5.46 and $3.10, respectively.

Restricted Stock Units
In the third quarter of 2017, the Company granted 8.3 million shares of restricted stock units, including 0.8 million performance-based restricted stock units (PRSUs) with market conditions discussed below, with weighted average grant date fair value per share of $13.24. In the third quarter of 2016, the Company granted 19.5 million shares of restricted stock units including, 2.0 million PRSUs with market conditions discussed below, with weighted average grant date fair value per share of $5.10.
During the nine months ended September 30, 2017, the Company granted 10.4 million shares of restricted stock units including, 0.8 million PRSUs with market conditions discussed below, with weighted average grant date fair value per share of $13.03. During the nine months ended September 24, 2016, the Company granted 26 million shares of restricted stock units including, 2.0 million PRSUs with market conditions discussed below, with weighted average grant date fair value per share of $4.55.
Performance-based Restricted Stock Units with Market Conditions
During the third quarter of 2017, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company's senior executives. The vesting is based on relative Total Shareholder Return (TSR) performance. The number of shares that may be earned is calculated based on the TSR of AMD's common stock as compared to the TSR of the companies included in the PHLX Semiconductor Sector Index (SOX), with the potential payout level of shares within a range from 0% to 250% of the target number of shares granted. These payout levels can be adjusted by two criteria - one based on AMD's TSR and one based on AMD's stock price during the last year of performance period; and an overall payout cap based on total value. Any shares earned shall vest upon the compensation committee's certification of the attainment of the performance level, subject to the recipient's continuous employment or service through each such vesting date.
The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of September 30, 2017 there were 0.8 million market-based restricted stock units with potential payout level at 100% with a grant date fair value per share of $17.18.
During the third quarter of 2016, the Company granted market-based restricted stock units to the Company’s senior executives. The number of shares that may be earned is based on three-year compounded annual growth rate milestones related to the Company’s closing stock price that may be attained within the three-year performance period, with the potential payout levels of shares at 50%, 100%, 150%, 200% and 250% of the target number of shares granted. Any shares earned pursuant to the attainment of a performance level shall vest 50% upon the compensation committee's certification of the attainment of the performance level (provided, however, that no shares may be earned or vest prior to the first anniversary of the grant date) and the remaining 50% shall vest at the end of the performance period, subject to the recipient’s continuous employment or service through each such vesting date.
The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of September 24, 2016, there were 2.0 million market-based restricted stock units with the potential payout level at 100% with a grant date fair value per share of $4.50. As of September 30, 2017, all the 2016 market-based restricted stock units achieved the 250% payout level.
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Beginning balance	$10	$11	$12	$15
New warranties issued	7	5	18	15
Settlements	(7)	(5)	(16)	(13)
Changes in liability for pre-existing warranties, including expirations	1	—	(3)	(6)
Ending balance	$11	$11	$11	$11
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
Contingencies
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company's common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company's 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs' motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process was concluded. The plaintiffs and defendants filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017. On October 9, 2017, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  Under the terms of this agreement, the settlement will be funded entirely by certain of AMD’s insurance carriers and the defendants will continue to deny any liability or wrongdoing.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the ZiiLabs Lawsuit) was filed against the Company. The complaint alleged that the Company infringed four patents related generally to graphics processors and memory controllers. The complaint sought damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (USITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and several other companies asserting the same four patents (USITC Proceeding). The complaint sought a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. Some of the Company’s customers are also named respondents. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same. On July 20, 2017, the Company obtained a license to the patents-in-suit. Accordingly, the USITC and the Court have dismissed the Company from the proceedings. The resulting settlement obligation was not material. The applicable amount of the patent license was capitalized on the Company's balance sheet in the third quarter of 2017 and amortized over its useful life.
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
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on the management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position and results of operations or cash flows.

NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	September 30, 2017			September 24, 2016
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$1	$—	$(2)	$(1)	$(3)
Unrealized gains arising during the period	—	6	6	1	—	1
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(4)	(4)	—	(1)	(1)
Tax effect	—	—	—	—	—	—
Total other comprehensive income (loss)	—	2	2	1	(1)	—
Ending balance	$(1)	$3	$2	$(1)	$(2)	$(3)

	Nine Months Ended
	September 30, 2017			September 24, 2016
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$(1)	$(4)	$(5)	$(1)	$(7)	$(8)
Unrealized gains (losses) arising during the period	—	14	14	(1)	7	6
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(5)	(5)	—	1	1
Tax effect	—	(2)	(2)	1	(3)	(2)
Total other comprehensive income (loss)	—	7	7	—	5	5
Ending balance	$(1)	$3	$2	$(1)	$(2)	$(3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD's consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the ability to implement new revenue recognition accounting standards; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD's ability to meet it's 2017 wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; international sales will continue to be a significant portion of total sales in the foreseeable future; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the potential liability related to AMD's current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; AMD does not expect to pay dividends in the future; a small number of customers will continue to account for a substantial part of AMD's revenue in the future; and anticipated sales in the fourth quarter of 2017. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD's business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; the markets in which AMD’s products are sold are highly competitive; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect its ability to operate its business; AMD's issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD's existing stockholders, and the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD's existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced se vere downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD's stock price is subject to volatility; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
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

We also license portions of our intellectual property (IP) portfolio.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 24, 2016, an analysis of changes in our financial condition and a discussion of our contractual obligations.

Net revenue in the third quarter of 2017 was $1.64 billion, a 26% increase compared to the third quarter of 2016. The year-over-year increase was primarily due to a 74% increase in Computing and Graphics net revenue, partially offset by a 1% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales from our graphics processors and desktop processors and IP related revenue. The decrease in Enterprise, Embedded and Semi-Custom segment net revenue was primarily driven by lower sales of our semi-custom SoCs, mostly offset by IP related revenue and revenue from our AMD EPYC™ datacenter processors. Our operating income for the third quarter of 2017 was $126 million compared to operating loss of $293 million in the third quarter of 2016. Our net income for the third quarter of 2017 was $71 million compared to a net loss of $406 million a year ago.

We introduced a number of new products in the third quarter of 2017. We released mainstream high efficiency AMD Ryzen™ 3 desktop processors, the AMD Ryzen™ 3 1300x and AMD Ryzen™ 3 1200 processors. We designed both processors to deliver optimum performance for gaming and computing applications. We also launched our Ryzen™ Threadripper™ processor, the AMD Ryzen™ Threadripper™ 1950x and Ryzen™ Threadripper™ 1920x, for the high-end desktop market. In addition, we launched our Radeon™ Pro WX 9100 and Radeon™ Pro SSG. These new professional graphics cards can help accelerate the pace of professional content creation. In August 2017, we formally launched our Radeon™ RX Vega family of graphics processors, our most sophisticated graphics processor unit architecture designed for the enthusiast-class gaming segment.

Cash and cash equivalents as of the end of the third quarter of 2017 were $879 million, compared to $1.26 billion as of the end of the fourth quarter of 2016.

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

Results of Operations
Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. We have the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete graphics processors, professional graphics processors and licensing portions of our IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, development services, technology for game consoles and licensing portions of our IP portfolio.

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
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 30, 2017 and September 24, 2016 each consisted of 13 weeks. The nine months ended September 30, 2017 and September 24, 2016 each consisted of 39 weeks.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Net revenue:
Computing and Graphics	$819	$472	$2,071	$1,367
Enterprise, Embedded and Semi-Custom	824	835	1,778	1,799
Total net revenue	$1,643	$1,307	$3,849	$3,166
Operating income (loss):
Computing and Graphics	$70	$(66)	$62	$(217)
Enterprise, Embedded and Semi-Custom	84	136	135	236
All Other	(28)	(363)	(75)	(388)
Total operating income (loss)	$126	$(293)	$122	$(369)
Computing and Graphics
Computing and Graphics net revenue of $819 million in the third quarter of 2017 increased by 74%, compared to net revenue of $472 million in the third quarter of 2016, primarily as a result of a 61% increase in average selling price and a 1% increase in unit shipments. The increase in average selling price was primarily due to a richer mix of higher-end Radeon™ graphics processors and Ryzen™ desktop processors. The increase in unit shipments was primarily attributable to strong demand for our Radeon™ graphics processors and Ryzen™ desktop processors. In addition, Computing and Graphics net revenue in the third quarter of 2017 included IP related revenue.
Computing and Graphics net revenue of $2,071 million in the first nine months of 2017 increased by 51%, compared to net revenue of $1,367 million in the first nine months of 2016, primarily as a result of a 40% increase in average selling price and a 4% increase in unit shipments. The increase in average selling price was primarily due to a shift in product mix to higher-end Radeon™ graphics processors and Ryzen™ desktop processors. The increase in unit shipments was primarily attributable to higher demand for our graphics processors and Ryzen™ desktop processors.

Computing and Graphics operating income was $70 million in the third quarter of 2017, compared to an operating loss of $66 million in the third quarter of 2016. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $30 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating income was $62 million in the first nine months of 2017, compared to an operating loss of $217 million in the first nine months of 2016. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $57 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $824 million in the third quarter of 2017 decreased by 1%, compared to net revenue of $835 million in the third quarter of 2016. The decrease in net revenue was primarily due to lower sales of our semi-custom SoC products, mostly offset by IP related revenue and sales of our AMD EPYC™ datacenter processors.
Enterprise, Embedded and Semi-Custom net revenue of $1,778 million in the first nine months of 2017 decreased by 1%, compared to net revenue of $1,799 million in the first nine months of 2016. The decrease in net revenue was primarily due to a decrease in non-recurring engineering (NRE) revenue and lower sales of our semi-custom SoC products, mostly offset by IP related revenue and sales of our AMD EPYC™ datacenter processors.
Enterprise, Embedded and Semi-Custom operating income was $84 million in the third quarter of 2017 compared to operating income of $136 million in the third quarter of 2016. The decline in operating results was primarily due to costs associated with the WSA for certain wafers purchased at another foundry, a $36 million increase in operating expenses and $24 million of THATIC JV licensing gain in the third quarter of 2016, partially offset by the benefit from IP related revenue. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $135 million in the first nine months of 2017, compared to operating income of $236 million in the first nine months of 2016. The decline in operating results was primarily due to an $81 million increase in operating expenses driven primarily by datacenter-related operating expenses, and costs associated with the WSA for certain wafers purchased at another foundry, partially offset by IP related revenue. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $28 million in the third quarter of 2017 was related to stock-based compensation expense. All Other operating loss of $363 million in the third quarter of 2016 included a charge of $340 million, consisting of the $100 million payment under the sixth amendment to the Wafer Supply Agreement with GF (WSA Sixth Amendment) and the $240 million value of the warrant under a warrant agreement with WCH (Warrant Agreement) and stock-based compensation expense of $23 million.
All Other operating loss of $75 million in the first nine months of 2017 was primarily related to stock-based compensation expense. All Other operating loss of $388 million in the first nine months of 2016 primarily included a charge of $340 million, consisting of the $100 million payment under the WSA Sixth Amendment and the $240 million value of the warrant under the Warrant Agreement and stock-based compensation expense of $57 million, partially offset by restructuring reversals of $10 million.
International Sales
International sales as a percentage of net revenue were 72% in the third quarter of 2017 and 73% in the third quarter of 2016. The decrease in international sales as a percentage of net revenue in the third quarter of 2017 compared to the third quarter of 2016 was primarily driven by a higher proportion of revenue from domestic sales of our products from the Computing and Graphics segment.
International sales as a percentage of net revenue were 75% in the first nine months of 2017 and 78% in the first nine months of 2016. The decrease in international sales as a percentage of net revenue in the first nine months of 2017 compared to the first nine months of 2016 was primarily driven by a higher proportion of revenue from domestic sales of our desktop processors, graphics processors and semi-custom SoC products.
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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions except for percentages)
Cost of sales	$1,070	$1,248	$2,541	$2,519
Gross margin	573	59	1,308	647
Gross margin percentage	35%	5%	34%	20%
Research and development	315	259	860	744
Marketing, general and administrative	132	117	378	339
Restructuring and other special charges, net	—	—	—	(10)
Licensing gain	—	(24)	(52)	(57)
Interest expense	(31)	(41)	(95)	(122)
Other income (expense), net	(3)	(63)	(11)	87
Provision for income taxes	19	4	27	34
Equity loss in investee	$(2)	$(5)	$(7)	$(8)
Gross Margin
Gross margin as a percentage of net revenue was 35% in the third quarter of 2017, compared to 5% in the third quarter of 2016 and 34% in the first nine months of 2017, compared to 20% in the first nine months of 2016. The gross margins in the quarter and nine months ended September 24, 2016 were negatively impacted by a charge of $340 million consisting of the $100 million payment under the WSA Sixth Amendment and the value of the warrant of $240 million under the Warrant Agreement. The impact of the charge in the quarter and nine months ended September 24, 2016 accounted for 26 and 11 percentage points, respectively. Substantially all of the resulting gross margin increase for the third quarter of 2017 compared with the third quarter of 2016 was driven by the benefit from IP related revenue and also a richer revenue mix from the Computing and Graphics segment, which were partially offset by costs associated with the WSA for certain wafers purchased at another foundry. The resulting increase in gross margin for the nine months ended September 30, 2017 compared to the nine months ended September 24, 2016 was primarily due to richer mix from Computing and Graphics segment and the benefit from IP related revenue, partially offset by costs associated with the WSA for certain wafers purchased at another foundry.
Expenses
Research and Development Expenses
Research and development expenses of $315 million in the third quarter of 2017 increased by $56 million, or 22%, compared to $259 million in the third quarter of 2016. The increase was primarily due to an increase in research and development expenses, mainly product engineering and design costs, and annual employee incentives driven by improved financial performance.
Research and development expenses of $860 million in the first nine months of 2017 increased by $116 million, or 16%, compared to $744 million in the first nine months of 2016. The increase was primarily due to an increase in research and development expenses, mainly product engineering and design related costs driven primarily by higher datacenter related investments, and annual employee incentives driven by improved financial performance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $132 million in the third quarter of 2017 increased by $15 million, or 13%, compared to $117 million in the third quarter of 2016. The increase was due to increase in expenses related to annual employee incentives driven by our improved financial performance, increases in general and administrative and sales and marketing expenses primarily attributable to our Enterprise, Embedded and Semi-Custom segment.
Marketing, general and administrative expenses of $378 million in the first nine months of 2017 increased by $39 million, or 12%, compared to $339 million in the first nine months of 2016. The increase was due to increase in expenses related to annual employee incentives driven by our improved financial performance, increases in general and administrative and sales and marketing expenses primarily attributable to our Enterprise, Embedded and Semi-Custom segment.
Interest Expense
Interest expenses for the third quarter and the first nine months of 2017 were $31 million and $95 million, respectively, compared to interest expenses for the third quarter and the first nine months of 2016 were $41 million and $122 million, respectively. The decreases are primarily due to lower weighted average interest rates and lower debt balances.
Other Income (expense), Net
Other expense, net of $3 million in the third quarter of 2017, decreased by $60 million, compared to $63 million in the third quarter of 2016, primarily due to the $61 million total loss on debt repurchases in the third quarter of 2016.
Other expense, net of $11 million in the first nine months of 2017, changed by $98 million, compared to $87 million Other income, net in the first nine months of 2016, primarily due to the gain on sale of equity interests in ATMP JV of $150 million, partially offset by the $61 million total loss on debt repurchases in the first nine months of 2016 and $9 million total loss on debt redemption in the first nine months of 2017.
Income Taxes
In the third quarter of 2017, we recorded an income tax provision of $19 million, consisting primarily of withholding taxes applicable to IP related revenue from foreign locations.
For the nine months ended September 30, 2017, we recorded an income tax provision of $27 million, consisting primarily of withholding taxes applicable to IP related revenue and licensing gain from foreign locations.
In the third quarter of 2016, we recorded an income tax provision of $4 million, consisting of $3 million for withholding taxes applicable to licensing gain from foreign locations and $1 million of foreign taxes in profitable locations.
For the nine months ended September 24, 2016, we recorded an income tax provision of $34 million, including $6 million of foreign taxes in profitable locations, $5 million for withholding taxes primarily applicable to licensing gain from foreign locations and $4 million of tax benefits arising from other comprehensive income and Canadian tax credits. In addition, we recorded the tax effect of completion of the sale of a majority equity interest in two subsidiaries comprising $21 million of income tax expense in China and $6 million of withholding tax expense associated with a future repatriation of the gain generated in China by the Chinese portion of that transaction (see Note 4. Equity Interest Purchase Agreement - ATMP Joint Venture).
We have not recognized the tax benefit of future foreign tax credits associated with the withholding tax expense as the size and age profile of existing tax attributes does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.
As of September 30, 2017, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of September 30, 2017, in our estimate, is not more likely than not to be achieved.
Our total gross unrecognized tax benefits increased from $58 million in the prior quarter to $61 million as of September 30, 2017. This increase was due to additional R&D unrecognized tax benefits in foreign locations. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In millions)
Cost of sales	$1	$—	$2	$1
Research and development	18	15	45	34
Marketing, general and administrative	10	8	29	22
Stock-based compensation expense, net of tax of $0	$29	$23	$76	$57
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related operating cash flows.
Stock-based compensation expense of $29 million in the third quarter of 2017 increased by $6 million, compared to $23 million in the third quarter of 2016. Stock-based compensation expense of $76 million in the first nine months of 2017 increased by $19 million, compared to $57 million in the first nine months of 2016. The increase was primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 24, 2016. The increase was also driven by fewer actual forfeitures in 2017 compared to 2016.
GLOBALFOUNDRIES
Wafer Supply Agreement. The Wafer Supply Agreement (WSA) governs the terms by which we purchase products manufactured by GLOBALFOUNDRIES Inc. (GF).
Sixth Amendment to Wafer Supply Agreement. On August 30, 2016, we entered into a sixth amendment to the WSA (the WSA Sixth Amendment). The WSA Sixth Amendment modified certain terms of the WSA applicable to wafers for our microprocessor, graphics processor and semi-custom products for a five-year period from January 1, 2016 to December 31, 2020. AMD and GF also agreed to establish a comprehensive framework for technology collaboration for the 7nm technology node.
The WSA Sixth Amendment also provides us a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives us greater flexibility in sourcing foundry services across our product portfolio. In consideration for these rights, we agreed to pay GF $100 million in installments starting in the fourth fiscal quarter of 2016 through the third fiscal quarter of 2017. During the third fiscal quarter of 2017, we paid GF $25 million and, as of September 30, 2017, we had paid GF $100 million in aggregate. Starting in 2017 and continuing through 2020, we also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the WSA Sixth Amendment, AMD and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If we do not meet the annual wafer purchase target for any calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on our business and market expectations and took into account the limited waiver we received for certain products. As of September 30, 2017, we expect to meet our 2017 wafer purchase target.
AMD and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. AMD and GF have agreed on pricing for wafer purchases for 2017.

Our total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended September 30, 2017 and September 24, 2016 were $331 million and $186 million, respectively. Our total purchases from GF related to wafer manufacturing, research and development activities and other for the nine months ended September 30, 2017 and September 24, 2016 were $773 million and $479 million, respectively. Included in the total purchases for the quarter and nine months ended September 30, 2017 are amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed to by us and GF under the WSA Sixth Amendment. As of September 30, 2017 and December 31, 2016, the amount of prepayment and other receivables related to GF was $20 million and $32 million, respectively, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the amount payable to GF was $270 million and $255 million, respectively, included in Payable to related parties on our condensed consolidated balance sheets.
Warrant Agreement. Also on August 30, 2016, in consideration for the limited waiver and rights under the WSA Sixth Amendment, we entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns are entitled to purchase 75 million shares of our common stock (the Warrant Shares) at a purchase price of $5.98 per share. The warrant is exercisable in whole or in part until February 29, 2020. Notwithstanding the foregoing, the Warrant Agreement will only be exercisable to the extent that Mubadala does not beneficially own, either directly through any other entities directly and indirectly owned by Mubadala or its subsidiaries, an aggregate of more than 19.99% of our outstanding capital stock after any such exercise.
GF continues to be a related party of AMD because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, a significant stockholder of ours. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.
Equity Interest Purchase Agreement - ATMP Joint Venture
On April 29, 2016, we and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF-AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). As a result of the sale, TFME’s affiliates own 85% of the equity interests in the ATMP JV while certain of our subsidiaries own the remaining 15%. We have no obligation to fund the ATMP JV.
We account for our equity interests in the ATMP JV under the equity method of accounting due to our significant influence over the ATMP JV. As of September 30, 2017 and December 31, 2016, the carrying value of our investment in the ATMP JV was approximately $57 million and $59 million, respectively. The ATMP JV is a related party of ours. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to us. We currently pay the ATMP JV for ATMP services on a cost-plus basis. Our total purchases from the ATMP JV during the three and nine months ended September 30, 2017 amounted to approximately $131 million and $332 million, respectively. Our total purchases from the ATMP JV during the three and nine months ended September 24, 2016 amounted to approximately $107 million and $173 million, respectively. As of September 30, 2017 and December 31, 2016, the amount payable to the ATMP JV was $174 million and $128 million, respectively, included in Payables to related parties on our condensed consolidated balance sheets.
During the three and nine months ended September 30, 2017, we recorded $2 million and $7 million, respectively, in Equity loss in investee on our condensed consolidated statements of operations, which included certain expenses incurred by us on behalf of the ATMP JV. During the three and nine months ended September 24, 2016, we recorded a loss of $5 million and $8 million, respectively, in Equity loss in investee on our condensed consolidated statements of operations, which included certain expenses incurred by us on behalf of the ATMP JV.
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
In February 2016, we licensed certain of our intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fee payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We will also provide certain engineering and technical support to the THATIC JV in connection with the product development. In March 2017, we entered into a development and intellectual property agreement with THATIC JV, and also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. In addition, from time to time, we enter into certain agreements with the THATIC JV to provide other services primarily related to research and development.

We recognize income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that requires our continuing involvement in the product development process. Royalty payments will be recognized in income once earned. We classify Licensed IP income and royalty income as other operating income. During the three and nine months ended September 30, 2017, we recognized zero and $52 million licensing gain associated with the Licensed IP, respectively, and development and other services fees of $7 million and $17 million, respectively, as a credit to research and development expenses. During the three and nine months ended September 24, 2016, we recognized $24 million and $57 million licensing gain, respectively. No credits for development and other services associated with these agreements was recognized by us during the three and nine months ended September 24, 2016. No royalty income was recognized during the three and nine months ended September 30, 2017 and September 24, 2016.
Our total exposure to losses through our investment in the THATIC JV is limited to our investment in the THATIC JV, which was zero as of September 30, 2017. Our share in the net losses of the THATIC JV for the three and nine months ended September 30, 2017 and September 24, 2016 was not material and is not recorded in our condensed consolidated statements of operations since we are not obligated to fund the THATIC JV’s losses in excess of our investment in the THATIC JV. Our receivable from THATIC JV for these agreements was $5 million and zero as of September 30, 2017 and December 31, 2016, respectively, included in Prepayment and other receivables - related parties on our condensed consolidated balance sheets. As of September 30, 2017, the total assets and liabilities of the THATIC JV were not material.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 30, 2017, our cash and cash equivalents were $879 million, compared to $1.26 billion as of December 31, 2016. The decrease in the nine months of 2017 was due to net cash used in our operating and investing activities as described below. The percentage of cash and cash equivalents held domestically was 93% as of September 30, 2017, compared to 98% at December 31, 2016.
The following is a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(In millions )
Net cash provided by (used in):
Operating activities	$(315)	$(98)
Investing activities	(71)	293
Financing activities	1	278
Our aggregate debt obligations of $1.43 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Convertible Senior Notes Due 2026 (2.125% Notes) as of September 30, 2017, decreased from $1.44 billion at December 31, 2016.

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
Operating Activities
Net cash used in operating activities was $315 million in the nine months ended September 30, 2017 compared to $98 million in the nine months ended September 24, 2016. The increase in cash used in operating activities was primarily due to changes in working capital, largely driven by higher wafer purchases, higher labor costs, payments to GF in aggregate of $75 million for a limited waiver with rights under the WSA Sixth Amendment and timing of accounts payable payments, partially offset by higher cash collection primarily due to higher revenue and lower interest payment resulting from debt reductions.
Investing Activities
Net cash used in investing activities was $71 million in the nine months ended September 30, 2017, which consisted primarily of $69 million for purchases of property, plant and equipment.
Net cash provided by investing activities was $293 million in the nine months ended September 24, 2016, which consisted of net cash inflow of $346 million from sale of equity interests in the ATMP JV, partially offset by a cash outflow of $56 million for purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $1 million in the nine months ended September 30, 2017, which consisted of a cash inflow of net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $70 million and $15 million for proceeds from issuance of common stock from the exercise of employee stock options, partially offset by a cash outflow of $70 million to repurchase a portion of our 7.00% Notes and $14 million for tax withholding on the vesting of restricted stock. The Secured Revolving Line of Credit has a lower interest rate than the long-term debt.
Net cash provided by financing activities was $278 million in the nine months ended September 24, 2016, primarily due to $681 million net proceeds from the new issued 2.125% Notes, the $668 million net proceeds from the sale of 115 million shares of our common stock and $12 million of proceeds from the issuance of common stock under our stock-based compensation equity plans, partially offset by the repurchases of an aggregate principal amount of $796 million of our outstanding 6.75% Senior Notes due 2019 (6.75% Notes), 7.75% Senior Notes due 2020, 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes) for $848 million in cash and repayments in aggregate of $230 million of our Secured Revolving Line of Credit.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations, as of September 30, 2017, and is supplemented by the discussion following the table:

	Payments due by period as of September 30, 2017
(In millions)	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
6.75% Notes	$191	$—	$—	$191	$—	$—	$—
7.50% Notes	347	—	—	—	—	—	347
7.00% Notes	324	—	—	—	—	—	324
2.125% Notes	805	—	—	—	—	—	805
Secured Revolving Line of Credit	70	70	—	—	—	—	—
Other long-term liabilities (1)	134	18	52	51	8	3	2
Aggregate interest obligation (2)	468	—	80	74	67	67	180
Operating leases	265	10	40	35	31	29	120
Purchase obligations (3)	313	255	42	12	3	1	—
Obligations to GF (4)	2,931	335	1,052	764	780	—	—
Total contractual obligations (5)	$5,848	$688	$1,266	$1,127	$889	$100	$1,778

(1)	Amounts largely represent future fixed and non-cancelable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

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
During the first nine months of 2017, we settled $5 million in aggregate principal amount of our 6.75% Notes with treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of our 6.75% Notes was $191 million.
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

During the first nine months of 2017,, we settled $3 million in aggregate principal amount of our 7.50% Notes with treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of our 7.50% Notes was $347 million.
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
During the third quarter of 2017, we repurchased $26 million in aggregate principal amount of our 7.00% Notes for $28 million.
During the first nine months of 2017, we settled $92 million in aggregate principal amount of its 7.00% Notes for $70 million in cash and $26 million in treasury stock. As of September 30, 2017, the outstanding aggregate principal amount of our 7.00% Notes was $324 million.
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 under the occurrence of one of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the our common stock, at our election. The first event described in (1) above was met during the third quarter of 2017 and as a result, the 2.125% Notes are convertible at the option of the holder as of October 1, 2017 and remain convertible until December 31, 2017. Our current intent is to deliver shares of our common stock upon conversion of the 2.125% Notes. As such, we continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on our condensed consolidated balance sheet as of September 30, 2017.
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
As of September 30, 2017, the outstanding aggregate principal amount of our 2.125% Notes was $805 million.
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

Sixth Amendment to the Amended and Restated Loan and Security Agreement

On September 19, 2017, the Loan Parties entered into a sixth amendment to the Amended and Restated Loan Agreement (the Sixth Amendment) by and among the Loan Parties, the financial institutions party thereto from time to time as lenders and the Agent, which modifies the Amended and Restated Loan Agreement. The Sixth Amendment amends the definition of the term “Qualified Factor Arrangement” to state that the amount held or owing or subject to repurchase is limited to (i) during AMD's first fiscal quarter of each of its fiscal years, $220 million in the aggregate, (ii) during AMD's second and third fiscal quarter of each of its fiscal years, $300 million in the aggregate, and (iii) (x) from the first day of the AMD's fourth fiscal quarter of each of its fiscal years to December 10 of each of its fiscal years, $300 million in the aggregate (provided, that not more than $220 million of such amount may consist of Qualified Factor Accounts (as defined in the Sixth Amendment) sold in such period) and (y) from December 21 of each of AMD's fiscal years to and including the last day of AMD's fourth fiscal quarter of each of its fiscal years, $220 million in the aggregate.
As of September 30, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 4.75%. As of December 31, 2016, we did not have any borrowings outstanding under the Secured Revolving Line of Credit. As of September 30, 2017, we had $19 million letters of credit outstanding and up to $327 million available for future borrowings under the Secured Revolving Line of Credit. We report our intra-period changes in our revolving credit balance on a net basis in our condensed consolidated statement of cash flows as we intend the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 30, 2017, we were in compliance with all required covenants in the Amended and Restated Loan Agreement.
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
Operating Leases
We lease certain of our facilities under non-cancelable lease agreements that expire at various dates through 2028. We lease certain office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of September 30, 2017 were $265 million, including $222 million of future lease payments and estimated operating costs related to the real estate transactions that occurred in Austin, Texas; Sunnyvale and Santa Clara, California; Markham, Ontario, Canada; and Singapore. During the second quarter of 2016, we signed an amendment to the lease agreement associated with our headquarters in Sunnyvale, California so that the lease expires in December 2017. In connection with the amendment, the lease payments were reduced for 2017. During the third quarter of 2016, we entered into a 10 year operating lease to occupy 220,000 square feet of new headquarters office space in Santa Clara, California. As of September 30, 2017, we have paid approximately $1 million for base rent and the total estimate of future base rent payments over the life of the lease are approximately $103 million. In addition to base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations. We will also incur costs for capital projects on the new office space. We have the option to extend the term of the lease for two additional five-year periods.
Purchase Obligations
Our purchase obligations primarily include our obligations to purchase wafers and substrates from third parties, excluding our wafer purchase commitments to GF under the WSA. As of September 30, 2017, total non-cancelable purchase obligations were $313 million.
Obligations to GF
Our currently expected purchases from GF for the remainder of 2017 for wafer and research and development activities, and minimum purchase obligations for wafer purchases for years 2018 through 2020 are approximately $2.9 billion. We are not able to meaningfully quantify or estimate our future purchase obligations to GF beyond this amount but expect that our future purchases from GF will continue to be material.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements.

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
Management believes there have been no significant changes during the quarter and nine months ended September 30, 2017 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of September 30, 2017, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Securities Class Action
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs’ motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process was concluded. The plaintiffs and defendants filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017.  On October 9, 2017, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  Under the terms of this agreement, the settlement will be funded entirely by certain of AMD’s insurance carriers and the defendants will continue to deny any liability or wrongdoing.
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
ZiiLabs Litigation
On December 16, 2016, a patent lawsuit captioned ZiiLabs v. AMD, C.A. No. 2:16-cv-1418 in the United States District Court for Eastern District of Texas (the ZiiLabs Lawsuit) was filed against us. The complaint alleges that we infringed four patents related generally to graphics processors and memory controllers. The complaint seeks damages, interest, and attorneys’ fees. ZiiLabs filed several similar lawsuits against other companies on the same day. On the same date, ZiiLabs also filed a complaint with the United States International Trade Commission (USITC) pursuant to Section 337 of the Tariff Act of 1930 against us and several other companies asserting the same four patents (USITC Proceeding). The complaint seeks a limited exclusion order barring the importation of certain products that contain AMD memory controllers and graphics processors. Some of AMD’s customers are also named respondents. On January 18, 2017, the USITC announced that it would institute the investigation, entitled 337-TA-1037, In the Matter of Certain Graphics Processors, DDR Memory Controllers, and Products Containing the Same. On July 20, 2017, we obtained a license to the patents-in-suit. Accordingly, the USITC and the Court have dismissed AMD from the proceedings. The resulting settlement obligation was not material.

Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against us in the United States District Court for the Northern District of California. The plaintiffs allege that we misled consumers by using the term "eight cores" in connection with the marketing of certain AMD FX CPUs that are based on our “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys' fees. On December 21, 2015, we filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon our motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and we filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part our motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. The putative class definition does not encompass our Ryzen™ or EPYC™ processors.
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
In August 2016, we entered into the sixth amendment to the WSA (WSA Sixth Amendment) pursuant to which we agreed to certain annual wafer purchase targets through 2020, and if we fail to meet the agreed wafer purchase target during a calendar year we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
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
Collectively, Sony Corporation, Microsoft Corporation and HP Inc. accounted for approximately 49% of our consolidated net revenue for the quarter ended September 30, 2017. Sales to Sony and Microsoft consisted of products from our Enterprise, Embedded and Semi-Custom segment and sales to HP Inc. consisted primarily of products from our Computing and Graphics segment. We expect that a small number of customers will continue to account for a substantial part of revenue of our businesses in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
Our total debt as of September 30, 2017 was $1.4 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
In consideration for the limited waiver and rights under the WSA Sixth Amendment, we issued warrants to WCH to purchase 75 million shares of our common stock. Any issuance by us of common shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares owned by WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants could depress the price of our common stock.
Also, the conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. All of the 2.125% Notes are convertible at the option of their holders prior to their scheduled term from October 1, 2017 until December 31, 2017. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have experienced and continue to experience a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft Xbox One and Microsoft Xbox One X game console systems worldwide. In addition, the GPU market has seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, in the third quarter of 2017, our GPU revenue was driven in part due to an increased interest in cryptocurrency mining. The cryptocurrency market is unstable and demand could change quickly. For example, China and South Korea have recently instituted restrictions on cryptocurrency trading. If we are unable to manage the risks related to a decrease in the demand for cryptocurrency mining, our GPU business could be materially adversely affected.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g. BIOS, operating systems, drivers) and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on AIBs to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software and other components decrease their support for our product offerings, our business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of September 30, 2017, $70 million borrowings were outstanding under the Secured Revolving Line of Credit, $19 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.7 billion principal was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
In the ordinary course of our business, we maintain sensitive data on our networks, and also may maintain sensitive information on our business partners' and third party providers' networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our customers, business partners, and third party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. In addition, we could be subject to potential claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information. We anticipate an increase in costs related to:

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
We maintain operations around the world, including in the United States, Canada, Europe and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 72% in the third quarter of 2017. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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

10.1
Sixth Amendment to Amended and Restated Loan Security Agreement dated as of September 19, 2017 by and among Advanced Micro Devices, Inc., AMD International Sales & Services, Ltd., ATI Technologies ULC and Bank of America, N.A.

10.2	Outside Director Equity Compensation Policy, as amended and restated as of October 31, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 2, 2017	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer