Form 10-Q
period 2018-03-31
ADVANCED MICRO DEVICES INC
filed 2018-05-03
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2485 Augustine Drive Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
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
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2018: 969,343,988

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations (1)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions, except per share amounts)
Net revenue	$1,647	$1,178
Cost of sales	1,050	800
Gross margin	597	378
Research and development	343	271
Marketing, general and administrative	134	123
Licensing gain	—	(27)
Operating income	120	11
Interest expense	(31)	(32)
Other income (expense), net	1	(5)
Income (loss) before equity loss and income taxes	90	(26)
Provision for income taxes	8	5
Equity loss in investee	(1)	(2)
Net income (loss)	$81	$(33)
Earnings (loss) per share
Basic	$0.08	$(0.04)
Diluted	$0.08	$(0.04)
Shares used in per share calculation
Basic	968	939
Diluted	1,039	939

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (1)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Net income (loss) (1)	$81	$(33)
Other comprehensive income, net of tax:
Unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	1	2
Reclassification adjustment for (gains) losses realized and included in net income (loss)	(4)	(1)
Total change in unrealized gains on cash flow hedges	(3)	1
Total other comprehensive income	(3)	1
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01	2	—
Total comprehensive income (loss)	$80	$(32)

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1)
(Unaudited)

	March 31, 2018	December 30, 2017
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,045	$1,185
Accounts receivable, net	738	454
Inventories, net	715	694
Prepayment and other receivables - related parties	18	33
Prepaid expenses	67	77
Other current assets	168	191
Total current assets	2,751	2,634
Property, plant and equipment, net	290	261
Goodwill	289	289
Investment: equity method	57	58
Other assets	376	310
Total assets	$3,763	$3,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$223	$70
Accounts payable	456	384
Payables to related parties	374	412
Accrued liabilities	485	555
Other current liabilities	159	92
Total current liabilities	1,697	1,513
Long-term debt, net	1,165	1,325
Other long-term liabilities	186	118
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 31, 2018 and December 30, 2017; shares issued: 981 on March 31, 2018 and 979 shares on December 30, 2017; shares outstanding: 969 on March 31, 2018 and 967 shares on December 30, 2017	10	9
Additional paid-in capital	8,502	8,464
Treasury stock, at cost (12 shares on March 31, 2018 and December 30, 2017)	(108)	(108)
Accumulated deficit	(7,692)	(7,775)
Accumulated other comprehensive income	3	6
Total stockholders’ equity	715	596
Total liabilities and stockholders’ equity	$3,763	$3,552

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows (1) (2)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Cash flows from operating activities:
Net income (loss)	$81	$(33)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	34
Stock-based compensation expense	32	23
Amortization of debt discount and issuance costs	10	9
Loss on debt redemption	1	4
Other	1	5
Changes in operating assets and liabilities:
Accounts receivable	(284)	(395)
Inventories	(21)	76
Prepayment and other receivables - related parties	15	1
Prepaid expenses and other assets	34	(29)
Payables to related parties	(38)	(54)
Accounts payable, accrued liabilities and other	39	60
Net cash used in operating activities	(86)	(299)
Cash flows from investing activities:
Purchases of property, plant and equipment	(46)	(23)
Purchases of available-for-sale securities	—	(221)
Other	—	(2)
Net cash used in investing activities	(46)	(246)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based compensation equity plans	6	8
Repayments of long-term debt	(14)	—
Other	—	(5)
Net cash provided by (used in) financing activities	(8)	3
Net decrease in cash, cash equivalents, and restricted cash	(140)	(542)
Cash, cash equivalents, and restricted cash at beginning of period	1,191	1,266
Cash, cash equivalents, and restricted cash at end of period	$1,051	$724
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property, plant and equipment, accrued but not paid	$47	$11
Issuance of common stock to partially settle long-term debt	$—	$38
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,045	$722
Restricted cash included in Other current assets	3	2
Restricted cash included in Other assets	3	—
Total cash, cash equivalents and restricted cash	$1,051	$724

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
(2) Amounts reflected adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2018.
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the quarter ended March 31, 2018 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 31, 2018 and April 1, 2017 each consisted of 13 weeks.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.
Revenue Recognition. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Sales, value-added, and other taxes collected concurrently with the provision of goods or services are excluded from revenue. Shipping and handling costs associated with product sales are included in cost of sales.
Nature of products and services
The microprocessors, chipsets, graphic processor units (GPUs), professional graphics products, server and embedded processors, and System-on-Chip (SoC) products sold in the two segments may be standard non-custom products, or custom products manufactured to customers’ specifications.
Non-custom products: The Company transfers control and recognizes revenue when non-custom products are shipped to the customers, which includes original equipment manufacturers (OEM) and distributors, in accordance with the shipping terms of the sale. Certain OEMs may be entitled to rights of return and rebates under the OEM agreements. The Company also sells to distributors under terms allowing the majority of distributors certain rights of return, and price protection on unsold merchandise held by them. The Company estimates the amount of variable consideration under the OEM and distributors’ arrangements and, accordingly, records a provision for product returns, allowances for price protection and rebates based on actual historical experience and any known events.
The Company offers incentive programs to certain of its customers, including cooperative advertising, marketing promotions, volume based incentives and special pricing arrangements. Where funds provided for such programs can be estimated, the Company recognizes a reduction to revenue at the time the related revenues are recognized; otherwise, the Company recognizes such reduction to revenue at the later of when i) the related revenue transaction occurs or ii) the program is offered. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recognized as a reduction to revenue unless they qualify for expense recognition.
Custom products: Custom products which are associated with the Company’s Enterprise, Embedded, and Semi-Custom segment (semi-custom products), under non-cancellable purchases orders and have no alternative use to the Company at contract inception, are recognized as revenue, based on the value of the inventory and expected margin, over the time of production of the products by the Company. Sale of semi-custom products are not subject to rights of return.
Development and intellectual property licensing agreements: From time to time, the Company may enter into arrangements with customers that combine the provision of development services and a license to the right to use the intellectual property (IP), which is deemed to be a single performance obligation. Accordingly, the Company recognizes revenue for the entire consideration of the arrangement upon transfer of control of the IP license to the customer.
Customers are generally required to pay for products and services within the Company’s standard contractual terms, which are typically net 30 to 60 days. The Company has determined that it does not have significant financing components in contracts with customers.

Refer to Note 3 Supplemental Balance Sheet Information, for further information regarding unearned revenue.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The Company adopted the new standard in the first quarter of its fiscal 2018, using the full retrospective method, which required the Company to adjust prior reporting periods presented. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
The most significant impacts of the adoption of ASC 606 to the Company relate to: (1) the acceleration of revenue recognition for sales of custom products subject to a non-cancellable customer purchase order, (2) the acceleration of revenue recognition for sales to distributors, and (3) the timing and financial statement classification of certain development and intellectual property licensing agreements. Semi-custom products under non-cancellable purchases orders and have no alternative use to the Company at contract inception, are recognized as revenue, based on the value of the inventory and expected margin, over the time of production of the products by the Company, rather than upon shipment. Revenue from sales to the Company's distributors is recognized upon shipment of the product to the distributors (sell-in), instead of the previous revenue recognition upon reported resale of the product by the distributors to their customers (sell-through). For a development and intellectual property licensing agreement executed in 2017, the Company will recognize revenue for the entire consideration upon transfer of control of IP license to the customer in a future period. Previously, the agreement resulted in the reduction to research and development expenses in 2017 for development work as the expenses were incurred and would have resulted in licensing revenue to be recognized in periods beyond 2017 upon completion of the deliverables, based on a fair value allocation of the consideration received. Revenue recognition related to the Company’s other revenue streams remain substantially unchanged.
The adoption of ASC 606 has an impact on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets, but has no impact on cash provided by or used in operating, financing, or investing activities on the Consolidated Statements of Cash Flows.

The impact on the Company’s previously reported Consolidated Statement of Operations as a result of the adoption of the new standard is as follows:

	Three months ended April 1, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Net revenue	$984	$194	$1,178
Cost of sales	653	147	800
Gross margin	331	47	378
Research and development	266	5	271
Marketing, general and administrative	121	2	123
Licensing gain	(27)	—	(27)
Operating income (loss)	(29)	40	11
Interest expense	(32)	—	(32)
Other income (expense), net	(5)	—	(5)
Income (loss) before equity loss and income taxes	(66)	40	(26)
Provision for income taxes	5	—	5
Equity loss in investee	(2)	—	(2)
Net income (loss)	$(73)	$40	$(33)
Earnings (loss) per share
Basic	$(0.08)	$0.04	$(0.04)
Diluted	$(0.08)	$0.04	$(0.04)
Shares used in per share calculation
Basic	939		939
Diluted	939		939

The impact on the Company’s previously reported Consolidated Balance Sheets line items affected by the adoption of the new standard is as follows:

	December 30, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Accounts receivable, net	$400	$54	$454
Inventories, net	739	(45)	694
Other current assets	188	3	191
Accrued liabilities	541	14	555
Other current liabilities	57	35	92
Deferred income on shipments to distributors	22	(22)	—
Accumulated deficit	$(7,760)	$(15)	$(7,775)
Income Taxes. In March 2018, the FASB issued ASU 2018-05, Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). The ASU includes certain provisions of the Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Reform Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Reform Act under the guidance of SAB 118, on a provisional basis. The Company's accounting for certain income tax effects is incomplete, but has determined reasonable estimates for those effects and has recorded provisional amounts in the Company's condensed consolidated financial statements as of March 31, 2018 and December 30, 2017.

Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (ASC 718): Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following criteria are the same immediately before and after the change:
1. The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used);
2. The award’s vesting conditions; and
3. The award’s classification as an equity or liability instrument.
ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2018 and the guidance did not have an impact on its consolidated financial statements.
Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods therein with early adoption permitted. Upon adoption, the Company must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance in the first quarter of 2018 and the guidance did not have a material impact on its consolidated financial statements.
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments will be applied using a retrospective transition method to each period presented. The Company adopted these guidances in the first quarter of 2018, which although resulted in the additional presentation of restricted cash balances on the statement of cash flows for each period presented, the guidances did not have a material impact on its consolidated financial statements.
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (ASC 825): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities have to assess the realizability of such deferred tax assets in combination with the entities’ other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. In the first quarter of 2018, the Company adopted the measurement alternative, which applies ASU 2016-01 prospectively, for its equity investments that do not have readily determinable fair values. In addition, the Company recorded $2 million of a cumulative effect adjustment to retained earnings for its equity securities that have readily determinable fair values. The Company adopted this guidance in the first quarter of 2018 and the guidance did not have a material impact on its financial statements.
Recently Issued Accounting Standards
Reporting Comprehensive Income. In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts and is currently estimating the stranded AOCI amounts.

There were no other significant updates to the recently issued accounting standards as disclosed in the Company’s Form 10-K for fiscal year 2017.
Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.
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
Further, for each calendar year during the term of the WSA Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. As of March 31, 2018, the Company expects to meet its 2018 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. The Company and GF have agreed on pricing for wafer purchases for 2018.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended March 31, 2018 and April 1, 2017 were $398 million and $176 million, respectively. Included in the total purchases for the quarter ended March 31, 2018 are amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed to by the Company and GF under the WSA Sixth Amendment. As of March 31, 2018 and December 30, 2017, the amount of prepayment and other receivables related to GF was $10 million and $27 million, respectively, included in Prepayment and other receivables - related parties on the Company’s condensed consolidated balance sheets. As of March 31, 2018 and December 30, 2017, the amount of payable to GF was $197 million and $241 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets.
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

NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of March 31, 2018 and December 30, 2017, Accounts receivable, net included unbilled accounts receivable of $207 million and $75 million, respectively. Unbilled accounts receivable represents revenue recognized prior to invoicing. The unbilled receivable primarily represents inventory of semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception. Accordingly, revenue is recognized based on the value of the inventory and the expected margin, over the time of production of the products by the Company. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories

	March 31, 2018	December 30, 2017
	(In millions)
Raw materials	$69	$34
Work in process	520	446
Finished goods	126	214
Total inventories, net	$715	$694
Property, Plant and Equipment

	March 31, 2018	December 30, 2017
	(In millions)
Leasehold improvements	$173	$187
Equipment	747	758
Construction in progress	64	56
Property, plant and equipment, gross	984	1,001
Accumulated depreciation	(694)	(740)
Total property, plant and equipment, net	$290	$261
Other Assets

	March 31, 2018	December 30, 2017
	(In millions)
Software technology and licenses, net	$308	$239
Other	68	71
Total other assets	$376	$310

Accrued Liabilities

	March 31, 2018	December 30, 2017
	(In millions)
Accrued compensation and benefits	$129	$206
Marketing programs and advertising expenses	153	145
Software technology and licenses payable	54	41
Other	149	163
Total accrued liabilities	$485	$555
Other Current Liabilities

	March 31, 2018	December 30, 2017
	(In millions)
Unearned revenue	$147	$85
Other	12	7
Total other current liabilities	$159	$92
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	March 31, 2018	April 1, 2017
	(In millions)
Beginning balance	$85	$22
Unearned revenue	86	27
Revenue recognized during the period	(24)	(5)
Ending balance	$147	$44
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 is $217 million, which may include amounts received from customer but not yet earned, and amounts that will be invoiced and recognized as revenue in the future period associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $191 million in the next 12 months, and the remainder thereafter. As permitted under ASC 606, the Company has not disclosed the comparative amounts as of December 30, 2017.
The revenue allocated to remaining performance obligations did not include amounts which have an original expected duration of less than one year.

NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
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
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of March 31, 2018 and December 30, 2017, the carrying value of the Company’s investment in the ATMP JV was approximately $57 million and $58 million, respectively. The ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company’s total purchases from the ATMP JV during the quarter ended March 31, 2018 and April 1, 2017 amounted to approximately $135 million and $96 million, respectively. As of March 31, 2018 and December 30, 2017, the amount payable to the ATMP JV was $177 million and $171 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. As of March 31, 2018 and December 30, 2017, the Company had receivables from ATMP JV of $7 million and $3 million, respectively, included in Prepayment and other receivables - related parties on the Company's condensed consolidated balance sheets.
During the quarter ended March 31, 2018 and April 1, 2017, the Company recorded $1 million and $2 million, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
NOTE 5. Equity Joint Venture
In February 2016, the Company and Higon Information Technology Co., Ltd. (formerly, Tianjin Haiguang Advanced Technology Investment Co., Ltd.) (THATIC), a third-party Chinese entity (JV Partner), formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). The Company’s equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by the Company’s contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the THATIC JV’s operations. The Company has no obligations to fund the THATIC JV.
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
The Company recognized income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that required the Company’s continuing involvement in the product development process, which was completed at the end of the second quarter of 2017. Royalty payments will be recognized in income once earned. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as other operating income. Following the adoption of ASC 606, from the first quarter of 2018, the Company will recognize revenue associated with the March 2017 Development and IP agreement upon the delivery of the IP, compared to recognition of a combination of expense offset and revenue prior to the adoption of ASC 606.
During the quarter ended March 31, 2018 and April 1, 2017, the Company recognized zero and $27 million, respectively, as licensing gain associated with the Licensed IP, and zero associated with other services for both periods. During the quarter ended March 31, 2018 and April 1, 2017, no revenue was recognized for both periods, associated with the Development and IP agreement. No royalty income was recognized by the Company during the quarters ended March 31, 2018 and April 1, 2017.

The Company’s share in the net losses of the THATIC JV for the quarter ended March 31, 2018 was not material and is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of March 31, 2018. The Company’s receivable from the THATIC JV for these agreements was $0.3 million and $3 million as of March 31, 2018 and December 30, 2017, respectively, included in Prepayment and other receivables - related parties on its condensed consolidated balance sheets. As of March 31, 2018, the total assets and liabilities of the THATIC JV were not material.
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2026 under the occurrence of one of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The first event described in (1) above was met during the first quarter of 2018 and as a result, the 2.125% Notes are convertible at the option of the holder from April 1, 2018 and remain convertible until June 30, 2018. The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of March 31, 2018.
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

In accounting for the issuance costs related to the 2.125% Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2.125% Notes, and the issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital. During 2016, the Company recorded issuance costs of $15 million and $9 million for the liability and equity portions, respectively.
The determination of whether or not the 2.125% Notes are convertible must continue to be performed on a calendar-quarter basis.
The 2.125% Notes consisted of the following:

	March 31, 2018	December 30, 2017
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(280)	(286)
Unamortized debt issuance costs	(12)	(12)
Net carrying amount	$513	$507
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of March 31, 2018, the remaining life of the 2.125% Notes was approximately 102 months.
Based on the closing price of the Company’s common stock of $10.05 on March 29, 2018, the last business day of the first quarter of 2018, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $206 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Contractual interest expense	$4	$4
Interest cost related to amortization of debt issuance costs	—	1
Interest cost related to amortization of the debt discount	$6	$6
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
During the first quarter of 2018, the Company repurchased $14 million in aggregate principal amount of its 6.75% Notes in cash. As of March 31, 2018, the outstanding aggregate principal amount of the 6.75% Notes was $153 million and has been reclassified as short-term debt on the condensed consolidated balance sheet.
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

As of March 31, 2018, the outstanding aggregate principal amount of the 7.50% Notes was $347 million.
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
As of March 31, 2018, the outstanding aggregate principal amount of the 7.00% Notes was $311 million.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable.
Secured Revolving Line of Credit

On April 14, 2015, the Company, AMD International Sales & Service, Ltd. (collectively, the Borrowers), ATI Technologies ULC (together with the Borrowers, collectively the Loan Parties), a group of lenders and Bank of America N.A., acting as the agent for the lenders, entered into an amended and restated loan and security agreement, as amended (the Agreement). The Agreement provides for a secured revolving line of credit (the Secured Revolving Line of Credit) that allows the Borrowers to borrow, repay and re-borrow amounts from time to time up to $500 million with up to $45 million available for issuance of letters of credit, subject to certain conditions. Borrowings are limited up to a certain amount of eligible accounts receivable, as determined in accordance with the Agreement. The size of the commitment under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million. The commitments under the Secured Revolving Line of Credit are available through March 21, 2022. The Borrowers are subject to commitment fees and letter of credit facility fees. The Loan Parties are required to comply with certain covenants under the Agreement.
The Secured Revolving Line of Credit bears interest, at the option of the Borrowers, either at (a) a customary London Interbank Offered Rate (LIBOR) plus an applicable margin (as determined in accordance with the agreement), or (b) (i) the greatest of (x) the bank’s prime rate, (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) an applicable margin.
As of March 31, 2018 and December 30, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 5.00% and 4.75%, respectively. As of March 31, 2018, the Company had $31 million of letters of credit outstanding and up to $149 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of March 31, 2018, the Loan Parties were in compliance with all required covenants under the Agreement.

NOTE 7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding.
Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus potentially dilutive shares outstanding during the period. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed exercise of the warrant under the warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH). Potentially dilutive shares issuable upon conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) are calculated using the if-converted method.
The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic and diluted earnings (loss) per share	$81	$(33)
Denominator - Weighted average shares
Denominator for basic earnings (loss) per share	968	939
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	34	—
Warrants	37	—
Denominator for diluted earnings (loss) per share	1,039	939
Earnings (loss) per share:
Basic	$0.08	$(0.04)
Diluted	$0.08	$(0.04)
Potential shares from certain employee stock options, restricted stock units and the conversion of the 2.125% Notes totaling 103 million for the first quarter of 2018 and potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 195 million for the first quarter of 2017 were not included in the earnings (loss) per share calculations because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash and Cash Equivalents
Cash and financial instruments measured and recorded at fair value as of March 31, 2018 and December 30, 2017 are summarized below:

	March 31, 2018	December 30, 2017
	(In millions)
Cash	$113	$108
Level 1(1) (2)
Government money market funds	$45	$395
Total level 1	$45	$395
Level 2(1) (3)
Commercial paper	$887	$682
Total level 2	$887	$682
Total	$1,045	$1,185

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2018 or the year ended December 30, 2017.

(2)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of March 31, 2018 and December 30, 2017, the Company had approximately $3 million and $2 million, respectively, of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company also had approximately $3 million of bank guarantee related to unsettled foreign tax transactional matters included in Other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits and bank guarantee.
As of March 31, 2018 and December 30, 2017, the Company also had approximately $18 million of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	March 31, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$223	$229	$70	$70
Long-term debt, net(1)	$1,164	$1,889	$1,324	$2,103

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $19 million as of March 31, 2018 and net of unamortized debt discount associated with the 2.125% Notes of $280 million as of March 31, 2018 and $286 million as of December 30, 2017.

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

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges and Foreign Currency Forward Contracts not Designated as Hedges
The following table shows the amount of gain (loss) included in accumulated other comprehensive gain (loss), the amount of gain (loss) reclassified from accumulated other comprehensive gain (loss) and included in earnings related to the foreign currency forward contracts designated as cash flow hedges and the amount of gain (loss) included in other income (expense), net, related to contracts not designated as hedging instruments which was allocated in the consolidated statements of operations:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(3)	$2
Research and development	3	1
Marketing, general and administrative	1	—
Contracts not designated as hedging instruments
Other income (expense), net	$(2)	$—
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	March 31, 2018	December 30, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$5	$7
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of March 31, 2018 and December 30, 2017, the notional values of the Company’s outstanding foreign currency forward contracts were $336 million and $300 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive gain (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. ASC 740: Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. In the first quarter of 2018, the Company did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. The Company considers its accounting for the impacts of the Tax Reform Act to be incomplete and the Company will continue to assess the impact of the Tax Reform Act (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements over the next nine months. Given the complexity of the Global Intangible Low-Taxed Income (GILTI) provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has considered GILTI related to current-year operations only in its estimated annualized effective tax rate and has not provided additional GILTI on deferred items.
In the first quarter of 2018, the Company recorded an income tax provision of $8 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the Tax Reform Act, and $3 million of foreign taxes in profitable locations.
In the first quarter of 2017, the Company recorded an income tax provision of $5 million, consisting of $4 million for withholding taxes applicable to license fee revenue from foreign locations and $2 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits. As of March 31, 2018, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of March 31, 2018, in management’s estimate, is not more likely than not to be achieved.
The Company’s total gross unrecognized tax benefits were $49 million as of March 31, 2018. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete and integrated graphics processing units (GPUs), professional GPUs. The Company also licenses portions of its IP portfolio.; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, technology for game consoles. The Company also licenses portions of its IP portfolio.

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category also includes employee stock-based compensation expense.
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Net revenue:
Computing and Graphics	$1,115	$573
Enterprise, Embedded and Semi-Custom	532	605
Total net revenue	$1,647	$1,178
Operating income (loss):
Computing and Graphics	$138	$(21)
Enterprise, Embedded and Semi-Custom	14	55
All Other (1)	(32)	(23)
Total operating income	$120	$11
(1) All Other operating loss is related to stock-based compensation expense for the three months ended March 31, 2018 and April 1, 2017.

NOTE 11. Stock-Based Incentive Compensation Plans
Stock Options
The weighted average assumptions applied in the lattice-binomial model that the Company uses to estimate the fair value of employee stock options are as follows:

Three Months Ended
March 31, 2018
Expected volatility	51.51% - 53.74%
Risk-free interest rate	2.20% - 2.41%
Expected dividends	0.00%
Expected life	3.92 years
During the quarter ended March 31, 2018, the Company granted 0.2 million shares of employee stock options with grant date fair value per share of $4.82 and $5.09, respectively.
Restricted Stock Units
During the first quarter of 2018, the Company granted 2.2 million shares of restricted stock units, including 0.2 million performance-based restricted stock units with market conditions discussed below, with weighted average grant date fair value per share of $12.17. In the first quarter of 2017, the Company granted 0.6 million shares of restricted stock units with weighted average grant date fair value per share of $12.46.
Performance-based Restricted Stock Units with Market Conditions
During the first quarter of 2018, the Company granted restricted stock units with both a market condition and a service condition (market-based restricted stock units) to the Company’s senior executives. The Company estimated the fair value of the market-based restricted stock units using a Monte Carlo simulation model on the date of grant. As of March 31, 2018, there were 0.2 million market-based restricted stock units with potential payout level at 100% with a grant date fair value per share of $12.88 and $13.48.
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Beginning balance	$12	$12
New warranties issued	7	5
Settlements	(8)	(5)
Changes in liability for pre-existing warranties, including expirations	1	(2)
Ending balance	$12	$10

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products, when used for their intended purpose(s) and under specific conditions, infringe the intellectual property rights of a third party, or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.
Contingencies
Hatamian Securities Litigation
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding the Company’s 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company’s common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, the Company filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, the Company filed its answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs’ motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process was concluded. The plaintiffs and defendants filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017. On October 9, 2017, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval. Under the terms of this agreement, the settlement will be funded entirely by certain of AMD’s insurance carriers and the defendants will continue to deny any liability or wrongdoing. On March 2, 2018, the court approved the settlement and entered a final judgment.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits (Wessels, Hamilton and Ha)
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
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on the Company’s 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits were stayed pending resolution of the Hatamian lawsuit. On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff filed his amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer in Wessels.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on the Company’s “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company’s motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. The putative class definition does not encompass the Company’s RyzenTM or EYPCTM processors.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Kim Securities Litigation
On January 16, 2018, a putative class action lawsuit captioned Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period February 21, 2017 through January 11, 2018. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding a security vulnerability (Spectre), which statements and omissions, the plaintiff claims, allegedly caused the Company’s common stock price to be artificially inflated during the purported class period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Hauck Litigation
On January 19, 2018, a putative class action complaint captioned Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047 was filed against the Company in the United States District Court for the Northern District of California. The plaintiff alleges that the Company misled consumers in connection with the marketing of AMD processors. Specifically, the plaintiff alleges that the Company’s processors cannot perform at their advertised processing speeds without exposing consumers to Spectre. The plaintiff seeks to obtain damages under several causes of action for a nationwide class of consumers who allegedly were misled into purchasing or leasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, punitive damages, and restitution.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Speck Litigation
On February 4, 2018, a putative class action complaint captioned Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744 was filed against the Company in the United States District Court for the Northern District of California. The plaintiff alleges that the Company misled consumers in connection with the design and marketing of AMD processors. Specifically, the plaintiff alleges that the Company’s processors are subject to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiff seeks to obtain damages under several causes of action for a nationwide class of consumers and a subclass of Ohio residents who allegedly were misled into purchasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, equitable relief, and restitution.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

Barnes and Caskey-Medina Litigation
On February 9, 2018, a putative class action complaint captioned Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, was filed against the Company in the United States District Court for the Northern District of California. The plaintiffs allege that the Company misled consumers in connection with the marketing of AMD processors. Specifically, the plaintiffs allege that the Company touted the speed and reliability of its processors even though these processors are subject to Spectre. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were misled into purchasing or leasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, equitable relief, and restitution.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against the Company (as a nominal defendant only) and certain of the Company’s directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for AMD’s common stock during the period.
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
NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	March 31, 2018			April 1, 2017
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$—	$6	$6	$(1)	$(4)	$(5)
Unrealized gains arising during the period	—	1	1	—	3	3
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(4)	(4)	—	(1)	(1)
Tax effect	—	—	—	—	(1)	(1)
Total other comprehensive income (loss)	—	(3)	(3)	—	1	1
Ending balance	$—	$3	$3	$(1)	$(3)	$(4)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” "designed," or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD's consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; future restructuring activities; the potential impact of the new revenue recognition accounting standards, including expected impact on seasonality trends; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD's ability to meet its 2018 wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD's expected royalty payments from future product sales of China JVs' products to be developed on the basis of such licensed IP; sales patterns of AMD's PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; international sales will continue to be a significant portion of total sales in the foreseeable future; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD's expectation that based on the information presently known to management, the potential liability related to AMD's current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; AMD does not expect to pay dividends in the future; and a small number of customers will continue to account for a substantial part of AMD's revenue in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD's business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; AMD's products may be subject to security vulnerabilities that could have a material adverse effect on AMD; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect AMD's ability to operate its business; the markets in which AMD’s products are sold are highly competitive; AMD's issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD's existing stockholders, and the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD's existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and AIB partners subjects it to certain risks; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; AMD’s operating results are subject to quarterly and seasonal sales patterns; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD may incur future impairments of goodwill; AMD's stock price is subject to volatility; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 40 and “Financial Condition” beginning on page 33 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI, and the ATI logo, EPYC, Radeon, Ryzen, and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.  "Polaris", Vega", "Radeon Vega", "Navi", "Zen" and "Naples" are codenames for AMD architectures, and are not product names.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 30, 2017 and December 31, 2016, and for each of the three years in the period ended December 30, 2017 as filed in our Annual Report on Form 10-K for the year ended December 30, 2017.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the quarter ended March 31, 2018 compared to the quarter ended April 1, 2017, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Our financial results for the first quarter of 2018 demonstrate our focused execution and customer adoption of our new high-performance products. Net revenue in the first quarter of 2018 was $1.65 billion, a 40% increase compared to the first quarter of 2017. The year-over-year increase was primarily due to a 95% increase in Computing and Graphics net revenue, partially offset by a 12% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ and Radeon™ products. The decrease in Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to lower semi-custom revenue, partially offset by sales of EPYC™ and higher embedded revenue. Our operating income for the first quarter of 2018 was $120 million compared to operating income of $11 million in the first quarter of 2017. Our net income for the first quarter of 2018 was $81 million compared to a net loss of $33 million in the first quarter of 2017.
In the first quarter of 2018, we introduced Ryzen 5 2400G, our first AMD Ryzen Desktop APU which combine our high-performance Radeon “Vega” graphics architecture with revolutionary “Zen” CPU cores on a single chip. We also began shipping our 2nd Generation AMD Ryzen desktop processors in the first quarter of 2018, which we designed to deliver outstanding gaming performance and best-in-class multiprocessing leadership for gamers, creators and hardware enthusiasts . In addition, we introduced two new product families, the AMD EPYC Embedded 3000 processor and AMD Ryzen Embedded V1000 processor to enable a new class of thin-client, Internet of Things, and other embedded solutions.
Cash and cash equivalents as of the end of the first quarter of 2018 were $1.04 billion, compared to $1.18 billion as of the end of the fourth quarter of 2017.
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

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, GPUs, professional GPUs. We also license portions of our IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, development services, technology for game consoles. We also license portions of our IP portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category also includes employee stock-based compensation expense.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended March 31, 2018 and April 1, 2017 each consisted of 13 weeks.
Our operating results tend to vary seasonally. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales and with respect to our semi-custom SoC products for game consoles, our sales patterns generally follow the seasonal trends of consumer business with sales in the first half of the year being lower than sales in the second half of the year. Following the adoption of the new revenue recognition standard (ASC606) effective in the first quarter of 2018, we expect our seasonality trends to be affected as we will recognize certain revenue earlier than prior to the adoption of the new revenue recognition standard. For example, we expect a portion of our semi-custom SoC product revenue to shift from the second half of the year to the first half of the year and result in a more even distribution between the first and second half of the year.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Net revenue:
Computing and Graphics	$1,115	$573
Enterprise, Embedded and Semi-Custom	532	605
Total net revenue	$1,647	$1,178
Operating income (loss):
Computing and Graphics	$138	$(21)
Enterprise, Embedded and Semi-Custom	14	55
All Other	(32)	(23)
Total operating income	$120	$11
Computing and Graphics
Computing and Graphics net revenue of $1.1 billion in the first quarter of 2018 increased by 95%, compared to net revenue of $573 million in the first quarter of 2017, primarily as a result of a 66% increase in average selling price and a 20% increase in unit shipments. The increase in average selling price was primarily due to higher percentage of revenue from our Ryzen and new Radeon products, which have a higher average selling price. The increase in unit shipments was primarily attributable to higher demand of our Ryzen and Radeon products as customers adopted our new products.
Computing and Graphics operating income was $138 million in the first quarter of 2018, compared to an operating loss of $21 million in the first quarter of 2017. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $60 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $532 million in the first quarter of 2018 decreased by 12%, compared to net revenue of $605 million in the first quarter of 2017. The decrease in net revenue was primarily due to lower sales of our semi-custom revenue, partially offset by higher sales of our server and embedded products.
Enterprise, Embedded and Semi-Custom operating income was $14 million in the first quarter of 2018 compared to operating income of $55 million in the first quarter of 2017. The decline in operating results was primarily due to the decrease in net revenue referenced above, $27 million of THATIC JV licensing gain in the first quarter of 2017 and a $14 million increase in operating expenses, partially offset by lower cost of sales as a result of lower revenue. Operating expenses increased for the reasons set forth under “Expenses” below.
International Sales
International sales as a percentage of net revenue were 82% in the first quarter of 2018 and 67% in the first quarter of 2017. The increase in international sales as a percentage of net revenue in the first quarter of 2018 compared to the first quarter of 2017 was primarily driven by a higher proportion of revenue from China and Taiwan related to sales of our products within the Computing and Graphics segment.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense), Net, Income Taxes and Equity Loss in investee
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions except for percentages)
Cost of sales	$1,050	$800
Gross margin	597	378
Gross margin percentage	36%	32%
Research and development	343	271
Marketing, general and administrative	134	123
Licensing gain	—	(27)
Interest expense	(31)	(32)
Other income (expense), net	1	(5)
Provision for income taxes	8	5
Equity loss in investee	$(1)	$(2)
Gross Margin
Gross margin as a percentage of net revenue was 36% in the first quarter of 2018, compared to 32% in the first quarter of 2017. The improvement in gross margin was driven by a greater percentage of revenue from Ryzen, Radeon and EPYC products.
Expenses
Research and Development Expenses
Research and development expenses of $343 million in the first quarter of 2018 increased by $72 million, or 27%, compared to $271 million in the first quarter of 2017 primarily due to an increase in product engineering and design costs, employee incentives driven by our improved financial performance and higher stock-based compensation expenses.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $134 million in the first quarter of 2018 increased by $11 million, or 9%, compared to $123 million in the first quarter of 2017 primarily due to an increase in marketing programs and employee incentives driven by our improved financial performance.

Interest Expense
Interest expenses in the first quarter of 2018 were $31 million compared to $32 million in the first quarter of 2017. The decrease is primarily due to lower weighted average interest rates and lower debt balances.
Other Income (expense), Net
Other income, net of $1 million in the first quarter of 2018 increased by $6 million, compared to $5 million other expense in the first quarter of 2017. Other expense in the first quarter of 2017 primarily consisted of $4 million loss on the debt settlement with treasury stock and a $3 million investment impairment charge related to certain of our investments.
Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. ASC 740: Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. In the first quarter of 2018, we did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. We consider our accounting for the impacts of the Tax Reform Act to be incomplete and we will continue to assess the impact of the Tax Reform Act as well as expected further guidance from federal and state tax authorities and for the associated income tax accounting on our business and consolidated financial statements over the next nine months. Given the complexity of the Global Intangible Low-Taxed Income (GILTI) provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have considered GILTI related to current-year operations only in our estimated annualized effective tax rate and have not provided additional GILTI on deferred items.
In the first quarter of 2018, we recorded an income tax provision of $8 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the Tax Reform Act, and $3 million of foreign taxes in profitable locations.
In the first quarter of 2017, we recorded an income tax provision of $5 million, consisting of $4 million for withholding taxes applicable to license fee revenue from foreign locations and $2 million of foreign taxes in profitable locations, partially offset by $1 million of tax benefits comprising the tax effects of items credited directly to other comprehensive income, Canadian tax credits, and the monetization of certain U.S. tax credits.
As of March 31, 2018, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of March 31, 2018, in our estimate, is not more likely than not to be achieved.
Our total gross unrecognized tax benefits were $49 million as of March 31, 2018. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Cost of sales	$1	$—
Research and development	21	14
Marketing, general and administrative	10	9
Stock-based compensation expense, net of tax of $0	$32	$23
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $32 million in the first quarter of 2018 increased by $9 million, compared to $23 million in the first quarter of 2017. The increase was primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the first quarter of 2018, compared to the first quarter of 2017.
GLOBALFOUNDRIES
We are party to a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF) that governs the terms by which we purchase products manufactured by GF. Under the current WSA Sixth Amendment, we have agreed on fixed pricing for wafers purchased in 2018 with GF and have an established framework to agree on annual wafer pricing for the years 2019 and 2020. GF continues to be a related party of ours. Refer to Note 2 (GLOBALFOUNDRIES) of our consolidated financial statements for additional details on our transactions with GF.
Equity Interest Purchase Agreement - ATMP Joint Venture
We and certain of our subsidiaries completed the sale of a majority of the equity interests in Suzhou TF-AMD Semiconductor Co., Ltd. (formerly, AMD Technologies (China) Co., Ltd.), and TF-AMD Microelectronics (Penang) Sdn. Bhd. (formerly, Advanced Micro Devices Export Sdn. Bhd.), to affiliates of Tongfu Microelectronics Co., Ltd. (formerly, Nantong Fujitsu Microelectronics Co., Ltd.) (TFME), a Chinese joint stock company, to form two joint ventures (collectively, the ATMP JV). (See Note 4. Equity Interest Purchase Agreement - ATMP Joint Venture).
Equity Joint Venture
We had transactions with our THATIC JV during the periods presented herein. (See Note 5: Equity Joint Venture for a detailed description of the joint venture). During the quarter ended March 31, 2018 and April 1, 2017, we recognized zero and $27 million, respectively, as licensing gain associated with the Licensed IP (as defined in Note 5), and zero associated with other services for both periods. During the quarter ended March 31, 2018 and April 1, 2017, no revenue was recognized for both periods, associated with the Development and IP agreement (as defined in Note 5). No royalty income was recognized by us during the quarters ended March 31, 2018 and April 1, 2017.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 31, 2018, our cash and cash equivalents were $1.04 billion, compared to $1.18 billion as of December 30, 2017. The percentage of cash and cash equivalents held domestically was 96% as of March 31, 2018, compared to 95% at December 30, 2017. Our operating, investing and financing activities during the first quarter of 2018 compared to the first quarter of 2017 are as described below:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions )
Net cash provided by (used in):
Operating activities	$(86)	$(299)
Investing activities	(46)	(246)
Financing activities	$(8)	$3
Our aggregate debt obligations of $1.39 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Convertible Senior Notes Due 2026 (2.125% Notes) as of March 31, 2018, decreased from $1.40 billion at December 30, 2017.
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
Operating Activities
Net cash used in operating activities was $86 million in the first quarter of 2018 compared to $299 million in the first quarter of 2017. The decrease in cash used in operating activities was primarily due to changes in working capital, largely driven by higher cash collections primarily due to timing of higher revenue and lower interest payments resulting from debt reductions, partially offset by higher wafer purchases, higher labor costs, and timing of accounts payable payments.
Investing Activities
Net cash used in investing activities was $46 million in the first quarter of 2018, which was related to purchases of property, plant and equipment.
Net cash used in investing activities was $246 million in the first quarter of 2017, which consisted of cash outflows of $221 million for purchases of available-for-sale securities and $23 million for purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $8 million in the first quarter of 2018, which consisted of a cash outflow of $14 million for the repurchase of 6.75% Notes, partially offset by a cash inflow of $6 million for proceeds from issuance of common stock from the exercise of employee stock options.
Net cash provided by financing activities was $3 million in the first quarter of 2017, primarily due to a cash inflow of $8 million for proceeds from issuance of common stock from the exercise of employee stock options, partially offset by a cash outflow of $5 million for tax withholding on the vesting of restricted stock.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of March 31, 2018, and is supplemented by the discussion following the table:

	Payments due by period as of March 31, 2018
(In millions)	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
6.75% Notes	$153	$—	$153	$—	$—	$—	$—
7.50% Notes	347	—	—	—	—	347	—
7.00% Notes	311	—	—	—	—	—	311
2.125% Notes	805	—	—	—	—	—	805
Secured Revolving Line of Credit	70	70	—	—	—	—	—
Other long-term liabilities (1)	201	47	50	40	33	29	2
Aggregate interest obligation (2)	419	39	71	66	66	65	112
Operating leases	253	32	39	32	30	28	92
Purchase obligations (3)	342	302	30	8	2	—	—
Obligations to GF (4)	2,733	1,127	826	780	—	—	—
Total contractual obligations (5)	$5,634	$1,617	$1,169	$926	$131	$469	$1,322

(1)	Amounts largely represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

(3)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

(4)
Includes our currently expected purchases from GF for the remainder of 2018 for wafer manufacturing and research and development activities and minimum purchase obligations for wafer purchases for years 2018 through 2020. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2020 but expect that our future purchases from GF will continue to be material.

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
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements.
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
In accordance with the adoption of the new revenue standard effective the beginning of the first quarter of 2018, we now recognize revenue upon the shipment of the product to our distributors (sell-in), rather than upon the resale of the product by our distributors to their customers (sell-through). Accordingly, we now establish provisions for rights of return and price protection on unsold product held by our distributors. Other than this change in revenue recognition and related reserves, management believes there have been no other significant changes during the quarter ended March 31, 2018 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 30, 2017.
There have not been any material changes in market risk since December 30, 2017.

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
As of March 31, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our first quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Hatamian Securities Litigation
On January 15, 2014, a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 (the Hatamian Lawsuit) was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 of the Exchange Act. The plaintiffs seek to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period April 4, 2011 through October 18, 2012. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding our 32nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 7, 2014, we filed a motion to dismiss plaintiffs’ claims. On March 31, 2015, the Court denied the motion to dismiss. On May 14, 2015, we filed our answer to plaintiffs’ corrected amended complaint. On September 4, 2015, plaintiffs filed their motion for class certification, and on March 16, 2016, the Court granted plaintiffs’ motion. A court-ordered mediation held in January 2016 did not result in a settlement of the lawsuit. The discovery process was concluded. The plaintiffs and defendants filed cross-motions for summary judgment, and briefing on those motions was completed in July 2017. On October 9, 2017, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval. Under the terms of this agreement, the settlement will be funded entirely by certain of AMD’s insurance carriers and the defendants will continue to deny any liability or wrongdoing. On March 2, 2018, the court approved the settlement and entered a final judgment.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Shareholder Derivative Lawsuits (Wessels, Hamilton and Ha)
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
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on our 2015 proxy. The case was transferred to the judge handling the Hatamian Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits were stayed pending resolution of the Hatamian Lawsuit. On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff filed his amended complaint. On February 22, 2018, we filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer in Wessels.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against us in the United States District Court for the Northern District of California. Plaintiffs allege that we misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on our “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, we filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon our motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and we filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part our motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. The putative class definition does not encompass our Ryzen or EPYC processors.
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
Hauck Litigation
On January 19, 2018, a putative class action complaint captioned Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047 was filed against us in the United States District Court for the Northern District of California. The plaintiff alleges that we misled consumers in connection with the marketing of AMD processors. Specifically, the plaintiff alleges that AMD’s processors cannot perform at their advertised processing speeds without exposing consumers to Spectre. The plaintiff seeks to obtain damages under several causes of action for a nationwide class of consumers who allegedly were misled into purchasing or leasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, punitive damages, and restitution.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Speck Litigation
On February 4, 2018, a putative class action complaint captioned Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744 was filed against us in the United States District Court for the Northern District of California. The plaintiff alleges that we misled consumers in connection with the design and marketing of AMD processors. Specifically, the plaintiff alleges that AMD’s processors are subject to Spectre , and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiff seeks to obtain damages under several causes of action for a nationwide class of consumers and a subclass of Ohio residents who allegedly were misled into purchasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, equitable relief, and restitution.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Barnes and Caskey-Medina Litigation
On February 9, 2018, a putative class action complaint captioned Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, was filed against us in the United States District Court for the Northern District of California. The plaintiffs allege that we misled consumers in connection with the marketing of AMD processors. Specifically, the plaintiffs allege that AMD touted the speed and reliability of its processors even though these processors are subject to Spectre. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were misled into purchasing or leasing AMD processors (and devices containing AMD processors), as well as attorneys’ fees, equitable relief, and restitution.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit

On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against us (as a nominal defendant only) and certain of our directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period.
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
•product mix and introduction schedules;
•product bundling, marketing and merchandising strategies;
•exclusivity payments to its current and potential customers, retailers and channel partners;

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
Intel could also take actions that place our discrete GPUs at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Also, Intel recently announced that it is developing their own high-end discrete GPUs. Intel’s position in the microprocessor market and integrated graphics chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs, and its aggressive marketing and pricing strategies could result in lower unit sales and a lower average selling price for our products, which could have a material adverse effect on us.
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
In August 2016, we entered into the sixth amendment to the WSA with GF (the Sixth Amendment) pursuant to which we agreed to certain annual wafer purchase targets through 2020, and if we fail to meet the agreed wafer purchase target during a calendar year we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook. While overall growth in Computing and Graphics is stabilizing, the areas within Computing and Graphics are changing. Our ability to take advantage of the opportunities within the areas of Computing and Graphics is based on foreseeing those changes and making timely investments in the form factors that serve those areas. As consumers adopt new form factors, have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes AMD Ryzen and AMD EPYC processors based on our new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap and address markets beyond our core PC market will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
Our ability to fund research and development expenditures depends on generating sufficient revenue and cash flow from operations and the availability of external financing, if necessary. Our research and development expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. If new competitors, technological advances by existing competitors, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline.
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
We depend on a small number of customers for a substantial portion of revenue of our business and we expect that a small number of customers will continue to account for a significant part of our revenue in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
In the ordinary course of our business, we maintain sensitive data on our networks, and also may maintain sensitive information on our business partners' and third party providers' networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. In addition, we are currently subject to claims and could be subject to additional claims in the future for damages resulting from loss of data from alleged vulnerabilities in the security of our processors. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information. We anticipate an increase in costs related to:
•implementing new data security procedures, including costs related to upgrading computer and network security;
•training workers to maintain and monitor our security measures;
•remediating any data security breach and addressing the related litigation; and
•mitigating reputational harm.
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
A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales and with respect to our semi-custom SoC products for game consoles, our sales patterns generally follow the seasonal trends of consumer business with sales in the first half of the year being lower than sales in the second half of the year. Following the adoption of the new revenue recognition standard (ASC 606) effective in the first quarter of 2018, we expect our seasonality trends to be affected as we will recognize certain revenue earlier than prior to the adoption of the new revenue recognition standard. For example, we expect a portion of our semi-custom SoC product revenue to shift from the second half of the year to the first half of the year and result in a more even distribution between the first and second half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.
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
Our total debt as of March 31, 2018 was $1.4 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•place us at a competitive disadvantage compared to our competitors with relatively less debt; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
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
The indentures governing our 6.75% Senior Notes due 2019 (6.75% Notes), 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes) contain various covenants which limit our ability to, among other things:
•incur additional indebtedness;
•pay dividends and make other restricted payments;
•make certain investments, including investments in our unrestricted subsidiaries;
•create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;
•use the proceeds from sales of assets;
•enter into certain types of transactions with affiliates; and
•consolidate or merge or sell our assets as an entirety or substantially as an entirety.
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

•declare or make cash distributions;
•create any encumbrance on the ability of a subsidiary to make any upstream payments;
•make asset dispositions other than certain ordinary course dispositions and certain supply chain finance arrangements;

•	make certain loans, make payments with respect to subordinated debt or certain borrowed money prior to its due date; and
•enter into any non-arm’s-length transaction with an affiliate (except for certain customary exceptions).

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
Also, the conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. All of the 2.125% Notes were convertible at the option of their holders prior to their scheduled term from April 1, 2018 until June 30, 2018. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price or a reduction in our gross margin include:
•a sudden or significant decrease in demand for our products;
•a production or design defect in our products;
•a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or
•our competitors introducing new products or taking aggressive pricing actions.
The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems worldwide. In addition, the GPU market has seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been driven in part due to an increased interest in cryptocurrency mining. The cryptocurrency market is unstable and demand could change quickly. For example, China and South Korea have recently instituted restrictions on cryptocurrency trading. If we are unable to manage the risks related to a decrease in the demand for cryptocurrency mining, our GPU business could be materially adversely affected.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g. BIOS, operating systems, drivers) and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on our add-in-board (AIB) partners to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software and other components decrease their support for our product offerings, our business could be materially adversely affected.
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
We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIB partners to offer our competitors’ products. We are dependent on our distributors and AIB partners to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIB partners terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.
Additionally, distributors and AIB partners typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than 12 months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIB partners protect their inventory of our products against price reductions. In the event of a significant decline in the price of our products, the price protection rights we offer would materially adversely affect us because our revenue and corresponding gross margin would decline.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of March 31, 2018, $70 million borrowings were outstanding under the Secured Revolving Line of Credit, $31 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.6 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to:
•substantial declines in average selling prices;
•the cyclical nature of supply and demand imbalances in the semiconductor industry;
•a decline in demand for end-user products (such as PCs) that incorporate our products; and
•excess inventory levels.
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. For example, a large portion of our Computing and Graphics revenue is focused on consumer desktop PC and notebook segments.  While overall growth in Computing and Graphics is stabilizing, the areas within Computing and Graphics are changing. Our ability to take advantage of the opportunities within Computing and Graphics is based on foreseeing those changes and making timely investments in the form factors that serve those growing sub-segments.

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
In addition, we may not realize the anticipated benefits from any new business initiatives. For example, in connection with our strategy of licensing portions of our intellectual property portfolio, in 2016, we entered into a joint venture with Higon Information Technology Co., Ltd. (formerly, Tianjin Haiguang Advanced Technology Investment Co., Ltd.) (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). The primary purpose of the THATIC JV is to support our expansion into the server and workstation product market in China. We also licensed certain of our intellectual property (Licensed IP) to the THATIC JV for license fees payable over several years contingent upon achievement of certain milestones. We also expect to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. We may not realize the expected benefits from this joint venture, including the THATIC JV’s expected future performance, the receipt of any future milestone payments from the Licensed IP, and the receipt of any royalty payments from future sales of products by the THATIC JV.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% in the first quarter of 2018. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
The political, legal and economic risks associated with our operations in foreign countries include, without limitation:
•expropriation;
•changes in a specific country’s or region’s political or economic conditions;
•changes in tax laws, trade protection measures and import or export licensing requirements;
•difficulties in protecting our intellectual property;
•difficulties in managing staffing and exposure to different employment practices and labor laws;
•changes in foreign currency exchange rates;
•restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;
•changes in freight and interest rates;
•disruption in air transportation between the United States and our overseas facilities;
•loss or modification of exemptions for taxes and tariffs; and
•compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also the United States administration has called for changes to domestic and foreign policy. We cannot predict the impact, if any, of the policies adopted by the administration will have on our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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

From time to time, we are a defendant or plaintiff in various legal actions. For example, as described in Note 12 of our consolidated financial statements, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims, including those described in Note 12 of our consolidated financial statements. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, including the claims described in Note 12 of our consolidated financial statements, it could result in the payment of damages that could be material to our business.
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
We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States. federal government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. The Tax Cuts and Job Act of 2017 (the Tax Reform Act) has resulted in significant changes to the United States corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense. The Tax Reform Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to United States taxation. These changes became effective in 2018. We recorded preliminary estimates of the impact of the Tax Reform Act in accordance with Staff Accounting Bulletin No.118 (SAB 118). These estimates are subject to further analysis and review which may result in material adjustments in 2018.
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
Certain environmental laws, including the United States Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict or, under certain circumstances, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party at three Superfund sites in Sunnyvale, California. Although we have not yet been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not yet been identified could exist at our other facilities.
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
The United States federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking. In addition, the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers as well as the Responsible Business Alliance have also issued expectations to eliminate these practices that may impact us. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.

ITEM 6.	EXHIBITS

*10.1	Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of February 8, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 3, 2018	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer