Form 10-Q
period 2018-06-30
ADVANCED MICRO DEVICES INC
filed 2018-08-02
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 27, 2018: 974,872,409

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations (1)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions, except per share amounts)
Net revenue	$1,756	$1,151	$3,403	$2,329
Cost of sales	1,104	765	2,154	1,565
Gross margin	652	386	1,249	764
Research and development	357	285	700	556
Marketing, general and administrative	142	127	276	250
Licensing gain	—	(25)	—	(52)
Operating income	153	(1)	273	10
Interest expense	(31)	(32)	(62)	(64)
Other income (expense), net	1	(3)	2	(8)
Income (loss) before equity loss and income taxes	123	(36)	213	(62)
Provision for income taxes	6	3	14	8
Equity loss in investee	(1)	(3)	(2)	(5)
Net income (loss)	$116	$(42)	$197	$(75)
Earnings (loss) per share
Basic	$0.12	$(0.04)	$0.20	$(0.08)
Diluted	$0.11	$(0.04)	$0.19	$(0.08)
Shares used in per share calculation
Basic	972	945	970	942
Diluted	1,147	945	1,043	942

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (1)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Net income (loss) (1)	$116	$(42)	$197	$(75)
Other comprehensive income, net of tax:
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(12)	4	(11)	6
Reclassification adjustment for (gains) losses realized and included in net income (loss)	(1)	—	(5)	(1)
Total change in unrealized gains (losses) on cash flow hedges	(13)	4	(16)	5
Total other comprehensive income (loss)	(13)	4	(16)	5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	2	—
Total comprehensive income (loss)	$103	$(38)	$183	$(70)

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1)
(Unaudited)

	June 30, 2018	December 30, 2017
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$948	$1,185
Marketable securities	35	—
Accounts receivable, net	1,118	454
Inventories, net	750	694
Prepayment and other receivables—related parties	25	33
Prepaid expenses	68	77
Other current assets	155	191
Total current assets	3,099	2,634
Property and equipment, net	295	261
Goodwill	289	289
Investment: equity method	57	58
Other assets	363	310
Total assets	$4,103	$3,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$223	$70
Accounts payable	520	384
Payables to related parties	475	412
Accrued liabilities	577	555
Other current liabilities	73	92
Total current liabilities	1,868	1,513
Long-term debt, net	1,170	1,325
Other long-term liabilities	186	118
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250 on June 30, 2018 and 1,500 shares on December 30, 2017; shares issued: 987 on June 30, 2018 and 979 shares on December 30, 2017; shares outstanding: 975 on June 30, 2018 and 967 shares on December 30, 2017	10	9
Additional paid-in capital	8,564	8,464
Treasury stock, at cost (12 shares on June 30, 2018 and December 30, 2017)	(109)	(108)
Accumulated deficit	(7,576)	(7,775)
Accumulated other comprehensive income (loss)	(10)	6
Total stockholders’ equity	$879	$596
Total liabilities and stockholders’ equity	$4,103	$3,552

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows (1) (2)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(In millions)
Cash flows from operating activities:
Net income (loss)	$197	$(75)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	69
Stock-based compensation expense	65	47
Amortization of debt discount and issuance costs	20	18
Loss on debt redemption	1	7
Other	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(664)	(438)
Inventories	(56)	33
Prepayment and other receivables - related parties	8	22
Prepaid expenses and other assets	41	(54)
Payables to related parties	63	(9)
Accounts payable, accrued liabilities and other	109	(2)
Net cash used in operating activities	(131)	(381)
Cash flows from investing activities:
Purchases of property and equipment	(89)	(35)
Purchases of available-for-sale debt securities	(35)	(221)
Proceeds from maturity of available-for-sale debt securities	—	137
Other	—	(3)
Net cash used in investing activities	(124)	(122)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	—	42
Proceeds from issuance of common stock through employee equity incentive plans	35	10
Repayments of long-term debt	(15)	(42)
Other	—	(11)
Net cash provided by (used in) financing activities	20	(1)
Net decrease in cash, cash equivalents, and restricted cash	(235)	(504)
Cash, cash equivalents, and restricted cash at beginning of period	1,191	1,266
Cash, cash equivalents, and restricted cash at end of period	$956	$762
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$34	$39
Issuance of common stock to partially settle long-term debt	$—	$38
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$948	$760
Restricted cash included in Other current assets	5	2
Restricted cash included in Other assets	3	—
Total cash, cash equivalents, and restricted cash	$956	$762

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 30, 2018 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and six months ended June 30, 2018 and July 1, 2017 each consisted of 13 weeks and 26 weeks, respectively.
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
Non-custom products: The Company transfers control and recognizes revenue when non-custom products are shipped to the customers, which includes original equipment manufacturers (OEM) and distributors, in accordance with the shipping terms of the sale. Certain OEMs may be entitled to rights of return and rebates under OEM agreements. The Company also sells to distributors under terms allowing the majority of distributors certain rights of return, and price protection on unsold merchandise held by them. The Company estimates the amount of variable consideration under OEM and distributors’ arrangements and, accordingly, records a provision for product returns, allowances for price protection and rebates based on actual historical experience and any known events.
The Company offers incentive programs to certain of its customers, including cooperative advertising, marketing promotions, volume based incentives and special pricing arrangements. Where funds provided for such programs can be estimated, the Company recognizes a reduction to revenue at the time the related revenue is recognized; otherwise, the Company recognizes such reduction to revenue at the later of when i) the related revenue transaction occurs or ii) the program is offered. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recognized as a reduction to revenue unless they qualify for expense recognition.
Custom products: Custom products which are associated with the Company’s Enterprise, Embedded, and Semi-Custom segment (semi-custom products), under non-cancellable purchases orders and have no alternative use to the Company at contract inception, are recognized as revenue, based on the value of the inventory and expected margin, over the time of production of the products by the Company. Sale of semi-custom products are not subject to a right of return.
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
Customers are generally required to pay for products and services within the Company’s standard contractual terms, which are typically net 30 to 60 days. The Company has determined that it does not have significant financing components in its contracts with customers.

Refer to Note 3 Supplemental Balance Sheet Information, for further information regarding unearned revenue.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The Company adopted the new standard in the first quarter of 2018, using the full retrospective method, which required the Company to adjust prior reporting periods presented. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
The most significant impacts of the adoption of ASC 606 to the Company relate to: (1) the acceleration of revenue recognition for sales of custom products subject to a non-cancellable customer purchase order, (2) the acceleration of revenue recognition for sales to distributors, and (3) the timing and financial statement classification of certain development and intellectual property licensing agreements. Semi-custom products under non-cancellable purchases orders and have no alternative use to the Company at contract inception, are recognized as revenue, based on the value of the inventory and expected margin, over the time of production of the products by the Company, rather than upon shipment. Revenue from sales to the Company's distributors is recognized upon shipment of the product to the distributors (sell-in), instead of the previous revenue recognition upon reported resale of the product by the distributors to their customers (sell-through). For a development and intellectual property licensing agreement executed in 2017, the Company will recognize revenue for the entire consideration upon transfer of control of an IP license to the customer in a future period. Previously, the agreement resulted in the reduction to research and development expenses in 2017 for development work as the expenses were incurred and would have resulted in licensing revenue to be recognized in periods beyond 2017 upon completion of the deliverables, based on a fair value allocation of the consideration received. Revenue recognition related to the Company’s other revenue streams remain substantially unchanged.
The adoption of ASC 606 has an impact on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets, but has no impact on cash provided by or used in operating, financing, or investing activities on the Consolidated Statements of Cash Flows.

The impact on the Company’s previously reported Consolidated Statement of Operations as a result of the adoption of the new standard is as follows:

	Three months ended July 1, 2017			Six months ended July 1, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Net revenue	$1,222	$(71)	$1,151	$2,206	$123	$2,329
Cost of sales	818	(53)	765	1,471	94	1,565
Gross margin	404	(18)	386	735	29	764
Research and development	279	6	285	545	11	556
Marketing, general and administrative	125	2	127	246	4	250
Licensing gain	(25)	—	(25)	(52)	—	(52)
Operating income (loss)	25	(26)	(1)	(4)	14	10
Interest expense	(32)	—	(32)	(64)	—	(64)
Other income (expense), net	(3)	—	(3)	(8)	—	(8)
Income (loss) before equity loss and income taxes	(10)	(26)	(36)	(76)	14	(62)
Provision for income taxes	3	—	3	8	—	8
Equity loss in investee	(3)	—	(3)	(5)	—	(5)
Net income (loss)	$(16)	$(26)	$(42)	$(89)	$14	$(75)
Earnings (loss) per share
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.09)	$0.01	$(0.08)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.09)	$0.01	$(0.08)
Shares used in per share calculation
Basic	945		945	942		942
Diluted	945		945	942		942

The impact on the Company’s previously reported Consolidated Balance Sheets line items affected by the adoption of the new standard is as follows:

	December 30, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Accounts receivable, net	$400	$54	$454
Inventories, net	739	(45)	694
Other current assets	188	3	191
Accrued liabilities	541	14	555
Other current liabilities	57	35	92
Deferred income on shipments to distributors	22	(22)	—
Accumulated deficit	$(7,760)	$(15)	$(7,775)
Income Taxes. In March 2018, the FASB issued ASU 2018-05, Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). The ASU includes certain provisions of the Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Reform Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Reform Act under the guidance of SAB 118, on a provisional basis. The accounting estimate for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in the Company's condensed consolidated financial statements as of June 30, 2018 and December 30, 2017.
Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following criteria are the same immediately before and after the change:
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
Recently Issued Accounting Standards
Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act (the Tax Reform Act) related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Reform Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Reform Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts and is currently estimating the stranded AOCI amounts.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to current guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company did not elect to early adopt this standard and therefore the standard will be effective for the Company in the first quarter of 2019. ASU 2016-02 requires that leases be recognized and measured as of the earliest period presented, using a modified retrospective approach, with all periods presented being adjusted and presented under the new standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard. The Company plans to adopt the new standard using the optional adoption method and thereby not adjust comparative financial statements.
The Company currently believes the most significant impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheets for its operating leases. The Company has established a cross-functional team of key stakeholders for implementing the new standard and is continuing the inventory of its real estate and equipment leases and the implementation of a lease accounting system. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.
There were no other significant updates to the recently issued accounting standards as disclosed in the Company’s Form 10-K for fiscal year 2017.
Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have material impacts on its consolidated financial position or operating results.
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
The WSA Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million in installments starting in the fourth quarter of 2016 through the third quarter of 2017. As of December 30, 2017, the Company had paid GF $100 million in aggregate. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the WSA Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. As of June 30, 2018, the Company expects to meet its 2018 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. The Company and GF have agreed on pricing for wafer purchases for 2018.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended June 30, 2018 and July 1, 2017 were $383 million and $266 million, respectively. The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the six months ended June 30, 2018 and July 1, 2017 were $781 million and $442 million, respectively. Included in the total purchases for the three and six months ended June 30, 2018 are amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed to by the Company and GF under the WSA Sixth Amendment. As of June 30, 2018 and December 30, 2017, the amount of prepayment and other receivables related to GF was $8 million and $27 million, respectively, included in Prepayment and other receivables—related parties on the Company’s condensed consolidated balance sheets. As of June 30, 2018 and December 30, 2017, the amount of payable to GF was $269 million and $241 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets.
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

NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of June 30, 2018 and December 30, 2017, Accounts receivable, net included unbilled accounts receivable of $349 million and $75 million, respectively. Unbilled accounts receivable represents revenue recognized prior to invoicing. The unbilled receivable primarily represents inventory of semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception. Accordingly, revenue is recognized based on the value of the inventory and the expected margin, over the time of production of the products by the Company. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	June 30, 2018	December 30, 2017
	(In millions)
Raw materials	$72	$34
Work in process	441	446
Finished goods	237	214
Total inventories, net	$750	$694
Property and Equipment, net

	June 30, 2018	December 30, 2017
	(In millions)
Leasehold improvements	$175	$187
Equipment	756	758
Construction in progress	68	56
Property and equipment, gross	999	1,001
Accumulated depreciation	(704)	(740)
Total property and equipment, net	$295	$261
Other Assets

	June 30, 2018	December 30, 2017
	(In millions)
Software technology and licenses, net	$292	$239
Other	71	71
Total other assets	$363	$310

Accrued Liabilities

	June 30, 2018	December 30, 2017
	(In millions)
Accrued compensation and benefits	$192	$206
Marketing programs and advertising expenses	165	145
Software technology and licenses payable	40	41
Other	180	163
Total accrued liabilities	$577	$555
Other Current Liabilities

	June 30, 2018	December 30, 2017
	(In millions)
Unearned revenue	$67	$85
Other	6	7
Total other current liabilities	$73	$92
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Beginning balance	$147	$44	$85	$22
Unearned revenue	—	—	86	27
Revenue recognized during the period	(75)	(1)	(99)	(6)
Other	(5)	—	(5)	—
Ending balance	$67	$43	$67	$43
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 is $186 million, which may include amounts received from customer but not yet earned, and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $164 million in the next 12 months, and the remainder thereafter. As permitted under ASC 606, the Company has not disclosed the comparative amounts as of December 30, 2017.
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
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of June 30, 2018 and December 30, 2017, the carrying value of the Company’s investment in the ATMP JV was approximately $57 million and $58 million, respectively. The ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales back to the ATMP JV of the inventory under inventory management is reported within purchases and resales with the ATMP JV and does not impact the Company’s Statement of Operations.
The Company’s total purchases from the ATMP JV during the three and six months ended June 30, 2018 amounted to approximately $143 million and $278 million, respectively. The Company’s total purchases from the ATMP JV during the three and six months ended July 1, 2017 amounted to approximately $105 million and $201 million, respectively. As of June 30, 2018 and December 30, 2017, the amount payable to the ATMP JV was $206 million and $171 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales back to the ATMP JV during the three and six months ended June 30, 2018 amounted to approximately $13 million and $19 million, respectively, and there were no resales back to the ATMP JV for the comparative periods of 2017. As of June 30, 2018 and December 30, 2017, the Company had receivables from ATMP JV of $16 million and $3 million, respectively, included in Prepayment and other receivables—related parties on the Company’s condensed consolidated balance sheets.
During the three and six months ended June 30, 2018, the Company recorded $1 million and $2 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. During the three and six months ended July 1, 2017, the Company recorded $3 million and $5 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
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
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of approximately $293 million in license fee payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company also provided certain engineering and technical support to the THATIC JV in connection with the product development. In March 2017, the Company entered into a development and intellectual property agreement (Development and IP) with THATIC JV and also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. In addition, from time to time, the Company enters into certain agreements with the THATIC JV to provide other services primarily related to research and development.
The Company recognized income related to the Licensed IP over the period commencing upon delivery of the first Licensed IP milestone through the date of the milestone that required the Company’s continuing involvement in the product development process, which was completed at the end of the second quarter of 2017. Royalty payments will be recognized in income once earned. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as licensing gain within other operating income. The Company will recognize revenue associated with the March 2017 Development and IP agreement upon the delivery of the IP.
During the three and six months ended June 30, 2018, the Company recognized zero as licensing gain associated with the Licensed IP for both periods, and zero associated with other services for both periods. No royalty income was recognized by the Company during the three and six months ended June 30, 2018 under the Licensed IP or Development and IP agreements. During the three and six months ended July 1, 2017, the Company recognized $25 million and $52 million, respectively, as licensing gain associated with the Licensed IP, and zero associated with other services for both periods. During the three and six months ended July 1, 2017, no revenue was recognized for both periods, associated with the Development and IP agreement. No royalty income was recognized by the Company during the three and six months ended July 1, 2017 under both the Licensed IP and Development and IP agreements.
The Company’s share in the net losses of the THATIC JV for the three and six months ended June 30, 2018 was not material and is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of June 30, 2018. The Company’s receivable from the THATIC JV for these agreements was $5 million and $3 million as of June 30, 2018 and December 30, 2017, respectively, included in Accounts receivable, net and Prepayment and other receivables—related parties on its condensed consolidated balance sheets. As of June 30, 2018, the total assets and liabilities of the THATIC JV were not material.
NOTE 6. Debt and Secured Revolving Line of Credit
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million, in aggregate, principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually in March and September of each year, commencing in March 2017. As of June 30, 2018, the Company had $805 million principal amount outstanding.
The 2.125% Notes mature on September 1, 2026. However, as outlined in the indenture governing the 2.125% Notes, holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of one of the following circumstances:
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
(2) during the five business day period after any ten consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or
(3) upon the occurrence of specified corporate events. On or after June 1, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.
The first event described in (1) above was met during the second quarter of 2018 and as a result, the 2.125% Notes are convertible at the option of the holder from July 1, 2018 and remain convertible until September 30, 2018.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of June 30, 2018.

The 2.125% Notes consisted of the following:

	June 30, 2018	December 30, 2017
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(274)	(286)
Unamortized debt issuance costs	(11)	(12)
Net carrying amount	$520	$507
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of June 30, 2018, the remaining life of the 2.125% Notes was approximately 99 months.
Based on the closing price of the Company’s common stock of $14.99 on June 29, 2018, the last business day of the second quarter of 2018, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $703 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Contractual interest expense	$4	$5	$9	$9
Interest cost related to amortization of debt issuance costs	—	—	1	1
Interest cost related to amortization of the debt discount	$6	$5	$12	$11
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
During the first six months of 2018, the Company repurchased $14 million in aggregate principal amount of its 6.75% Notes in cash. As of June 30, 2018, the outstanding aggregate principal amount of the 6.75% Notes was $153 million and has been reclassified as short-term debt on the condensed consolidated balance sheet.
On August 2, 2018, the Company settled $11 million in aggregate principal amount of its 6.75% Notes with treasury stock.
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
As of June 30, 2018, the outstanding aggregate principal amount of the 7.50% Notes was $347 million.
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
During the second quarter of 2018, the Company repurchased $1 million in aggregate principal amount of its 7.00% Notes in cash. As of June 30, 2018, the outstanding aggregate principal amount of the 7.00% Notes was $310 million.
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
As of June 30, 2018 and December 30, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 5.50% and 4.75%, respectively. As of June 30, 2018, the Company had $31 million of letters of credit outstanding and up to $339 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of June 30, 2018, the Loan Parties were in compliance with all required covenants under the Agreement.
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

The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic earnings (loss) per share	$116	$(42)	$197	$(75)
Effect of assumed conversion of Convertible Notes 2026:
Unamortized debt issuance cost	11	—	—	—
Numerator for diluted earnings (loss) per share	$127	$(42)	$197	$(75)
Denominator - Weighted average shares:
Denominator for basic earnings (loss) per share	972	945	970	942
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	34	—	34	—
Warrants	40	—	39	—
Convertible Notes 2026	101	—	—	—
Denominator for diluted earnings (loss) per share	1,147	945	1,043	942
Earnings (loss) per share:
Basic	$0.12	$(0.04)	$0.20	$(0.08)
Diluted	$0.11	$(0.04)	$0.19	$(0.08)
Potential shares from certain employee stock options and restricted stock units totaling 2 million for the second quarter of 2018 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive. Potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 193 million for the second quarter of 2017 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive.
Potential shares from certain employee stock options, restricted stock units and the conversion of the 2.125% Notes totaling 103 million for the six months ended June 30, 2018 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive. Potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 196 million for the six months ended July 1, 2017 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
Cash and financial instruments measured and recorded at fair value as of June 30, 2018 and December 30, 2017 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
June 30, 2018
Cash	$46	$46	$—
Level 1(1) (2)
Government money market funds	$95	$95	$—
Total level 1	$95	$95	$—
Level 2(1) (3)
Commercial paper	$842	$807	$35
Total level 2	$842	$807	$35
Total	$983	$948	$35

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
December 30, 2017
Cash	$108	$108
Level 1(1) (2)
Government money market funds	$395	$395
Total level 1	$395	$395
Level 2(1) (3)
Commercial paper	$682	$682
Total level 2	$682	$682
Total	$1,185	$1,185

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2018 or the year ended December 30, 2017.

(2)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of June 30, 2018 and December 30, 2017, the Company had approximately $5 million and $2 million, respectively, of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company also had approximately $3 million in a bank guarantee related to unsettled foreign tax transactional matters included in Other assets on the Company’s condensed consolidated balance sheets. The Company is restricted from accessing these deposits and bank guarantee.
As of June 30, 2018 and December 30, 2017, the Company also had approximately $20 million and $18 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments. As of both June 30, 2018 and December 30, 2017, the Company had the carrying value of approximately $3 million in cost method investments.
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

	June 30, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$223	$227	$70	$70
Long-term debt, net(1)	$1,170	$2,312	$1,324	$2,103

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $18 million as of June 30, 2018 and $19 million as of December 30, 2017, and net of unamortized debt discount associated with the 2.125% Notes of $274 million as of June 30, 2018 and $286 million as of December 30, 2017.

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

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges and Foreign Currency Forward Contracts not Designated as Hedges
The following table shows the amount of gains (losses) included in accumulated other comprehensive income (loss), the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) and included in earnings related to foreign currency forward contracts designated as cash flow hedges and the amount of gains (losses) included in other income (expense), net, related to contracts not designated as hedging instruments which was allocated in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$(13)	$5	$(16)	$7
Research and development	1	—	4	1
Marketing, general and administrative	—	—	1	—
Contracts not designated as hedging instruments
Other income (expense), net	$—	$(1)	$(2)	$(1)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	June 30, 2018	December 30, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(8)	$7
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of June 30, 2018 and December 30, 2017, the notional values of the Company’s outstanding foreign currency forward contracts were $355 million and $300 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. ASC 740: Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. In the first and second quarters of 2018, the Company did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. The Company considers its accounting for the impacts of the Tax Reform Act to be incomplete and the Company will continue to assess the impact of the Tax Reform Act (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements over the next six months. Given the complexity of the Global Intangible Low-Taxed Income (GILTI) provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to

GILTI, the Company has considered GILTI related to current-year operations only in its estimated annualized effective tax rate and has not provided additional GILTI on deferred items.
In the second quarter of 2018, the Company recorded an income tax provision of $6 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the Tax Reform Act, and $1 million of foreign taxes in profitable locations.
For the six months ended June 30, 2018, the Company recorded an income tax provision of $14 million, consisting primarily of $10 million for federal base erosion and anti-abuse tax, and $4 million of foreign taxes in profitable locations.
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
As of June 30, 2018, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of June 30, 2018, in management’s estimate, is not more likely than not to be achieved.
The Company’s total gross unrecognized tax benefits were $49 million as of June 30, 2018. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete and integrated graphics processing units (GPUs), professional GPUs. The Company also licenses portions of its IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles. The Company also licenses portions of its IP portfolio.

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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Net revenue:
Computing and Graphics	$1,086	$661	$2,201	$1,234
Enterprise, Embedded and Semi-Custom	670	490	1,202	1,095
Total net revenue	$1,756	$1,151	$3,403	$2,329
Operating income (loss):
Computing and Graphics	$117	$7	$255	$(14)
Enterprise, Embedded and Semi-Custom	69	16	83	71
All Other (1)	(33)	(24)	(65)	(47)
Total operating income (loss)	$153	$(1)	$273	$10
(1) All Other operating loss is related to stock-based compensation expense for the three and six months ended June 30, 2018 and July 1, 2017.
NOTE 11. Stock-Based Incentive Compensation Plans
Restricted Stock Units
During the three and six months ended June 30, 2018, the Company granted 1.0 million and 3.0 million shares of restricted stock units with weighted average grant date fair value per share of $12.67 and $12.25, respectively. During the three and six months ended July 1, 2017, the Company granted 1.5 million and 2.1 million shares of restricted stock units with weighted average grant date fair value per share of $12.06 and $12.18, respectively.
Employee Stock Purchase Plan (ESPP)
During the second quarter of 2018, 2.2 million shares of common stock were purchased under the ESPP at a purchase price of $9.57, resulting in cash proceeds of $21 million. The fair value of stock purchase rights granted under the ESPP during the second quarter of 2018 was estimated using the following assumptions:

Three Months Ended
June 30, 2018
Expected volatility	45.88%
Risk-free interest rate	2.05%
Expected dividends	—%
Expected term (in years)	0.5
Forfeiture rate	7.80%
Fair value of stock purchase rights granted under the ESPP	$3.42
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
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Beginning balance	$12	$10	$12	$12
New warranties issued	6	6	13	11
Settlements	(6)	(4)	(14)	(9)
Changes in liability for pre-existing warranties, including expirations	—	(2)	1	(4)
Ending balance	$12	$10	$12	$10
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
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on the Company’s 2015 proxy. The case was transferred to the judge handling the Hamilton Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits were stayed pending resolution of a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 filed against the Company in the United States District Court for the Northern District of California (the Hatamian Lawsuit). The Hatamian Lawsuit asserted claims against the Company and certain of its officers for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 concerning certain statements regarding our 32nm technology and “Llano” products. On October 9, 2017, the parties signed a definitive settlement agreement resolving the Hatamian Lawsuit and submitted it to the Court for approval. Under the terms of this agreement, the settlement was funded entirely by certain of AMD’s insurance carriers and the defendants continued to deny any liability or wrongdoing. On March 2, 2018, the court approved the settlement and entered a final judgment in the Hatamian lawsuit. On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer seeking to dismiss the Wessels amended complaint.

On July 23, 2018, the Santa Clara Superior Court sustained the Company's demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The motions to dismiss the Hamilton and Ha amended complaints are fully briefed and remain pending.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on the Company’s “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company’s motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. The putative class definition does not encompass the Company’s RyzenTM or EPYCTM processors.
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
Hauck Litigation
Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company's processors cannot perform at its advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased AMD processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution.
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
In re Advanced Micro Devices, Inc. Shareholder Derivative Lawsuit
Two purported shareholder derivative lawsuits were filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against the Company and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for the Company's common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.).
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

NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	June 30, 2018			July 1, 2017
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$—	$3	$3	$(1)	$(3)	$(4)
Unrealized gains (losses) arising during the period	—	(12)	(12)	—	5	5
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	(1)	(1)	—	—	—
Tax effect	—	—	—	—	(1)	(1)
Total other comprehensive income (loss)	—	(13)	(13)	—	4	4
Ending balance	$—	$(10)	$(10)	$(1)	$1	$—

	Six Months Ended
	June 30, 2018			July 1, 2017
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$—	$6	$6	$(1)	$(4)	$(5)
Unrealized gains (losses) arising during the period	—	(11)	(11)	—	8	8
Reclassification adjustment for gains realized and included in net income (loss)	—	(5)	(5)	—	(1)	(1)
Tax effect	—	—	—	—	(2)	(2)
Total other comprehensive income (loss)	—	(16)	(16)	—	5	5
Ending balance	$—	$(10)	$(10)	$(1)	$1	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; the potential impact of the new revenue recognition accounting standards, including expected impact on seasonality trends; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD’s ability to meet its 2018 wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; sales patterns of AMD’s PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; international sales will continue to be a significant portion of total sales in the foreseeable future; AMD’s reliance on the JVs for ATMP services; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; AMD does not expect to pay dividends in the future; incurrence of costs for capital projects on new office space; anticipated increase in costs related to protection against data breaches and cyber-attacks; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD’s business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; AMD’s products may be subject to security vulnerabilities that could have a material adverse effect on AMD; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect AMD’s ability to operate its business; the markets in which AMD’s products are sold are highly competitive; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; AMD’s issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD’s existing stockholders, and the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD’s existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and add-in-board (AIB) partners subjects it to certain risks; AMD may incur future impairments of goodwill and technology license purchases; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD’s stock price is subject to volatility; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 42 and “Financial Condition” beginning on page 35 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI, and the ATI logo, EPYC, Radeon, Ryzen, and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Polaris”, “Vega”, “Radeon Vega”, “Navi”, “Zen” and “Naples” are codenames for AMD architectures, and are not product names.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Our financial results for the second quarter of 2018 demonstrate our continued success in the execution of our long-term strategy for sustained growth. Net revenue in the second quarter of 2018 was $1.76 billion, a 53% increase compared to the second quarter of 2017. The year-over-year increase was primarily due to a 64% increase in Computing and Graphics net revenue and a 37% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in the Computing and Graphics segment net revenue was primarily due to higher sales of our Radeon™ and Ryzen™ products. The increase in the Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to higher semi-custom revenue as well as higher EPYC™ server revenue. Our operating income for the second quarter of 2018 was $153 million compared to an operating loss of $1 million in the second quarter of 2017. Our net income for the second quarter of 2018 was $116 million compared to a net loss of $42 million in the second quarter of 2017.
We continued to introduce new products in the second quarter of 2018, including our premium notebook AMD Ryzen PRO APUs designed specifically for the commercial market. We also announced the availability of four models of our 2nd Generation Ryzen desktop CPUs optimized for gamers, creators and hardware enthusiasts.
Cash, cash equivalents and marketable securities as of the end of the second quarter of 2018 were $983 million, compared to $1.18 billion as of the end of the fourth quarter of 2017.
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
Results of Operations
Management, including the Chief Operating Decision Maker, who is our Chief Executive Officer, reviews and assesses our operating performance using segment net revenue and operating income (loss) before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. We have the following two reportable segments:

•	the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, GPUs and professional GPUs. We also license portions of our IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom SoC products, development services and technology for game consoles. We also license portions of our IP portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to either of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category also includes employee stock-based compensation expense.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended June 30, 2018 and July 1, 2017 each consisted of 13 weeks. The six months ended June 30, 2018 and July 1, 2017 each consisted of 26 weeks.
Our operating results tend to vary seasonally. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales and with respect to our semi-custom SoC products for game consoles, our sales patterns generally follow the seasonal trends of consumer business with sales in the first half of the year being lower than sales in the second half of the year. Following the adoption of the revenue recognition standard (ASC 606) effective in the first quarter of 2018, we expect our seasonality trends to be affected as we now recognize certain revenue earlier than prior to the adoption of ASC 606. For example, we expect a portion of our semi-custom SoC product revenue to shift from the second half of the year to the first half of the year.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Net revenue:
Computing and Graphics	$1,086	$661	$2,201	$1,234
Enterprise, Embedded and Semi-Custom	670	490	1,202	1,095
Total net revenue	$1,756	$1,151	$3,403	$2,329
Operating income (loss):
Computing and Graphics	$117	$7	$255	$(14)
Enterprise, Embedded and Semi-Custom	69	16	83	71
All Other	(33)	(24)	(65)	(47)
Total operating income (loss)	$153	$(1)	$273	$10
Computing and Graphics
Computing and Graphics net revenue of $1.1 billion in the second quarter of 2018 increased by 64%, compared to net revenue of $661 million in the second quarter of 2017, primarily as a result of a 45% increase in average selling price and a 15% increase in unit shipments. The increase in average selling price was primarily due to our Radeon products for the channel and datacenter, and mobile processors, partially offset by lower average selling price of desktop processors. The increase in unit shipments was primarily attributable to higher demand for our Ryzen and Radeon products as customers continued to adopt our new products.
Computing and Graphics net revenue of $2.2 billion in the six months ended June 30, 2018 increased by 78%, compared to net revenue of $1.2 billion in the six months ended July 1, 2017, primarily as a result of a 55% increase in average selling price and an 18% increase in unit shipments. The increase in average selling price was primarily due to Radeon products for the channel and datacenter, and mobile processors, partially offset by lower average selling price of desktop processors. The increase in unit shipments was primarily attributable to higher demand for our Radeon and Ryzen products as customers adopted our new products.
Computing and Graphics operating income was $117 million in the second quarter of 2018, compared to an operating income of $7 million in the second quarter of 2017. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $62 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating income was $255 million in the six months ended June 30, 2018, compared to an operating loss of $14 million in the six months ended July 1, 2017. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $122 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $670 million in the second quarter of 2018 increased by 37%, compared to net revenue of $490 million in the second quarter of 2017. The increase in net revenue was primarily due to higher semi-custom revenue as well as higher EPYC server revenue.
Enterprise, Embedded and Semi-Custom net revenue of $1.2 billion in the six months ended June 30, 2018 increased by 10%, compared to net revenue of $1.1 billion in the six months ended July 1, 2017. The increase in net revenue was primarily due to higher sale of our EPYC server and embedded products as well as higher semi-custom revenue.
Enterprise, Embedded and Semi-Custom operating income was $69 million in the second quarter of 2018 compared to operating income of $16 million in the second quarter of 2017. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by the related increase in cost of sales and a $17 million increase in operating expenses. In the second quarter of 2017, operating income also included a licensing gain of $25 million. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $83 million in the six months ended June 30, 2018 compared to operating income of $71 million in the six months ended July 1, 2017. The improvement in operating results was primarily due to the increase in net revenue referenced above, partially offset by a $32 million increase in operating expenses and the related increase in cost of sales. In the six months ended July 1, 2017, operating income also included a licensing gain of $52 million. Operating expenses increased for the reasons set forth under “Expenses” below.
International Sales
International sales as a percentage of net revenue were 82% in the second quarter of 2018 and 87% in the second quarter of 2017. The decrease in international sales as a percentage of net revenue in the second quarter of 2018 compared to the second quarter of 2017 was primarily driven by a higher proportion of revenue from domestic sales of our semi-custom, Radeon and EPYC products.
International sales as a percentage of net revenue were 82% in the first six months ended June 30, 2018 and 77% in the first six months ended July 1, 2017. The increase in international sales as a percentage of net revenue in the first six months ended June 30, 2018 compared to the first six months ended July 1, 2017 was primarily driven by a higher proportion of revenue from China and Taiwan related to sales of our products within the Computing and Graphics segment.
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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions except for percentages)
Cost of sales	$1,104	$765	$2,154	$1,565
Gross margin	652	386	1,249	764
Gross margin percentage	37%	34%	37%	33%
Research and development	357	285	700	556
Marketing, general and administrative	142	127	276	250
Licensing gain	—	(25)	—	(52)
Interest expense	(31)	(32)	(62)	(64)
Other income (expense), net	1	(3)	2	(8)
Provision for income taxes	6	3	14	8
Equity loss in investee	$(1)	$(3)	$(2)	$(5)
Gross Margin
Gross margin as a percentage of net revenue was 37% in the second quarter of 2018, compared to 34% in the second quarter of 2017. The improvement in gross margin was driven by ramp of new products that have a higher gross margin than the corporate average.
Gross margin as a percentage of net revenue was 37% in the six months ended June 30, 2018, compared to 33% in the six months ended July 1, 2017. The improvement in gross margin was driven by ramp of new products new products that have a higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $357 million in the second quarter of 2018 increased by $72 million, or 25%, compared to $285 million in the second quarter of 2017 primarily due to an increase in product engineering and design costs in our Computing and Graphics segment, higher employee incentives in both business segments primarily driven by our improved financial performance and higher stock-based compensation expense.
Research and development expenses of $700 million in the six months ended June 30, 2018, increased by $144 million, or 26% compared to $556 million in the six months ended July 1, 2017, primarily due to an increase in product engineering and design costs in our Computing and Graphics segment, higher employee incentives in both business segments primarily driven by our improved financial performance and higher stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $142 million in the second quarter of 2018 increased by $15 million, or 12%, compared to $127 million in the second quarter of 2017 primarily due to an increase in marketing programs and employee incentives driven by our improved financial performance.
Marketing, general and administrative expenses of $276 million during the six months ended June 30, 2018, increased by $26 million or 10%, compared to $250 million in the six months ended July 1, 2017, primarily due to an increase in marketing programs and employee incentives driven by our improved financial performance.
Interest Expense
Interest expense in the second quarter of 2018 was $31 million compared to $32 million in the second quarter of 2017. The decrease was primarily due to lower weighted average interest rates and lower debt balances.
Interest expense in the first six months ended June 30, 2018 was $62 million compared to $64 million in the first six months ended July 1, 2017. The decrease was primarily due to lower weighted average interest rates and lower debt balances.

Other Income (Expense), Net
Other income, net of $1 million in the second quarter of 2018 increased by $4 million, compared to $3 million of Other expense, net in the second quarter of 2017 primarily due to a $3 million loss on debt repurchases incurred in the second quarter of 2017.
Other income, net of $2 million in the first six months ended June 30, 2018 increased by $10 million, compared to $8 million of Other expense, net in the first six months ended July 1, 2017. Other expense, net in the first six months ended July 1, 2017 primarily consisted of a $4 million loss on a debt settlement with treasury stock, a $3 million investment impairment charge related to certain of our investments and a $3 million loss on debt repurchases.
Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. ASC 740: Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. In the first and second quarters of 2018, we did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. We consider our accounting for the impacts of the Tax Reform Act to be incomplete and we will continue to assess the impact of the Tax Reform Act as well as expected further guidance from federal and state tax authorities and for the associated income tax accounting on our business and consolidated financial statements over the next six months. Given the complexity of the Global Intangible Low-Taxed Income (GILTI) provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have considered GILTI related to current-year operations only in our estimated annualized effective tax rate and have not provided additional GILTI on deferred items.
In the second quarter of 2018, we recorded an income tax provision of $6 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the Tax Reform Act, and $1 million of foreign taxes in profitable locations.
For the six months ended June 30, 2018, we recorded an income tax provision of $14 million, consisting primarily of $10 million for federal base erosion and anti-abuse tax, and $4 million of foreign taxes in profitable locations.
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
As of June 30, 2018, substantially all of our U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which as of June 30, 2018, in our estimate, is not more likely than not to be achieved.
Our total gross unrecognized tax benefits were $49 million as of June 30, 2018. We do not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of our tax audits are highly uncertain.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units, which we allocated in our condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Cost of sales	$1	$1	$2	$1
Research and development	20	13	41	27
Marketing, general and administrative	12	10	22	19
Stock-based compensation expense, net of tax of $0	$33	$24	$65	$47
For all periods presented, we did not realize any excess tax benefit related to stock-based compensation and therefore did not record any related financing cash flows.
Stock-based compensation expense of $33 million in the second quarter of 2018 increased by $9 million, compared to $24 million in the second quarter of 2017. Stock-based compensation expense of $65 million in the six months ended June 30, 2018 increased by $18 million, compared to $47 million in the six months ended July 1, 2017. The increases were primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the three and six months ended June 30, 2018, compared to the three and six months ended July 1, 2017. The increases were also driven by expense related to our Employee Stock Purchase Plan (ESPP), which commenced in the fourth quarter of 2017.
GLOBALFOUNDRIES
We are party to a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF) that governs the terms by which we purchase products manufactured by GF. Under the current WSA Sixth Amendment, we have agreed on fixed pricing for wafers purchased in 2018 with GF and have an established framework to agree on annual wafer pricing for the years 2019 and 2020. GF continues to be a related party of ours. Refer to Note 2 (GLOBALFOUNDRIES) of our consolidated financial statements for additional details regarding our transactions with GF.
Equity Interest Purchase Agreement - ATMP Joint Venture
We have two joint ventures with Tongfu Microelectronics Co., Ltd. (TFME), a Chinese joint stock company (collectively, the ATMP JV). We had transactions with ATMP JV during the periods presented herein. Refer to Note 4. Equity Interest Purchase Agreement - ATMP Joint Venture of our condensed consolidated financial statements regarding the ATMP JV.
Equity Joint Venture
We have a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. We had transactions with THATIC JV during the periods presented herein. Refer to Note 5: Equity Joint Venture in our condensed consolidated financial statements regarding the THATIC JV.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 30, 2018, our cash, cash equivalents and marketable securities were $983 million, compared to $1.2 billion as of December 30, 2017. The percentage of cash, cash equivalents and marketable securities held domestically was 97% as of June 30, 2018, compared to 95% at December 30, 2017. Our operating, investing and financing activities during the six months ended June 30, 2018 compared to the six months ended July 1, 2017 are as described below:

	Six Months Ended
	June 30, 2018	July 1, 2017
	(In millions )
Net cash provided by (used in):
Operating activities	$(131)	$(381)
Investing activities	(124)	(122)
Financing activities	$20	$(1)
Our aggregate principal debt obligations were $1.7 billion as of June 30, 2018 and December 30, 2017.
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
Operating Activities
Net cash used in operating activities was $131 million in the six months ended June 30, 2018 compared to $381 million in the six months ended July 1, 2017. The decrease in net cash used in operating activities was primarily due to changes in working capital, largely driven by higher cash collections primarily due to higher revenue, partially offset by higher wafer purchases, higher labor costs, and timing of accounts payable payments.
Investing Activities
Net cash used in investing activities was $124 million in the six months ended June 30, 2018, which consisted of $89 million for purchases of property and equipment and $35 million for purchases of available-for-sale debt securities.
Net cash used in investing activities was $122 million in the six months ended July 1, 2017, which consisted of net cash outflows of $84 million from purchases and maturities of available-for-sale debt securities and $35 million for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $20 million in the six months ended June 30, 2018, which consisted of a cash inflow of $35 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by a cash outflow of $15 million for the repurchase of our 6.75% Notes and 7.00% Notes.
Net cash used in financing activities was $1 million in the six months ended July 1, 2017, which consisted of a cash outflow of $42 million to repurchase a portion of our 7% Notes and $11 million for tax withholding on the vesting of restricted stock, partially offset by a cash inflow of net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $42 million and $10 million proceeds from issuance of common stock under stock-based compensation equity plans.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of June 30, 2018, and is supplemented by the discussion following the table:

	Payments due by period as of June 30, 2018
(In millions)	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
6.75% Notes	$153	$—	$153	$—	$—	$—	$—
7.50% Notes	347	—	—	—	—	347	—
7.00% Notes	310	—	—	—	—	—	310
2.125% Notes	805	—	—	—	—	—	805
Secured Revolving Line of Credit	70	70	—	—	—	—	—
Other long-term liabilities (1)	180	24	51	41	33	29	2
Aggregate interest obligation (2)	418	38	71	66	66	65	112
Operating leases	334	24	51	45	40	38	136
Purchase obligations (3)	424	350	39	21	12	2	—
Obligations to GF (4)	2,544	772	992	780	—	—	—
Total contractual obligations (5)	$5,585	$1,278	$1,357	$953	$151	$481	$1,365

(1)	Amounts largely represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

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
Operating Leases
We lease certain of our facilities under non-cancellable lease agreements that expire at various dates through 2028. Total future non-cancellable lease obligations as of June 30, 2018 were $334 million. During the second quarter of 2018, we entered into a 10 years operating lease to occupy approximately 270,000 square feet of office space in China. Base rent payments commence in October 2018 and the total estimated base rent payments over the life of the lease are approximately $72 million. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations. We will also incur costs for capital projects on the new office space.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements.
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
In accordance with the adoption of the new revenue standard effective the beginning of the first quarter of 2018, we now recognize revenue upon the shipment of the product to our distributors (sell-in), rather than upon the resale of the product by our distributors to their customers (sell-through). Accordingly, we now establish provisions for rights of return and price protection on unsold product held by our distributors. Other than this change in revenue recognition and related reserves, management believes there have been no other significant changes during the quarter ended June 30, 2018 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 30, 2017.

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
As of June 30, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our second quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On September 29, 2015, a similar purported shareholder derivative lawsuit captioned Jake Ha v Caldwell, et al., Case No. 3:15-cv-04485 (Ha) was filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court for the Northern District of California. The lawsuit also seeks a court order voiding the stockholder vote on our 2015 proxy. The case was transferred to the judge handling the Hamilton Lawsuit and is now Case No. 4:15-cv-04485. The Wessels, Hamilton and Ha shareholder derivative lawsuits were stayed pending resolution of a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 filed against us in the United States District Court for the Northern District of California (the Hatamian Lawsuit). The Hatamian Lawsuit asserted claims against us and certain of our officers for alleged violations of Section 10(b) of the Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 concerning certain statements regarding our 32nm technology and “Llano” products. On October 9, 2017, the parties signed a definitive settlement agreement resolving the Hatamian Lawsuit and submitted it to the Court for approval. Under the terms of this agreement, the settlement was funded entirely by certain of our insurance carriers and the defendants continued to deny any liability or wrongdoing. On March 2, 2018, the court approved the settlement and entered a final judgment in the Hatamian Lawsuit.
On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, we filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained our demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The motions to dismiss the Hamilton and Ha amended complaints are fully briefed and remain pending.
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
Hauck et al. Litigation
Since January 19, 2018, three putative class action complaints have been filed against us in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that we failed to disclose our processors’ alleged vulnerability to Spectre. Plaintiffs further allege that our processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased our processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution.
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
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against us and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for our common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against us in the United States District Court for the Western District of Texas. Aquila alleges that we infringe two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that we infringe one patent (7,930,575) related to power management; and Polaris alleges that we infringe two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against us; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.).
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

•
de facto control over industry standards, and heavy influence on PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system (BIOS), suppliers and software companies as well as the graphics interface for Intel platforms; and

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
Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations or cause us to pay penalties. If our customers do not include our products in the initial design of their computer systems or products, they will typically not use our products in their systems or products until at least the next design configuration. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business. We also depend on the success and timing of our customers' platform launches. If our customers delay their product launches or if our customers do not effectively market their platforms with our products, it could result in a delay in bringing our products to market and cause us to miss a cycle in the demand of end-users, which could materially adversely affect our business. In addition, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
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
We depend on a small number of customers for a substantial portion of our business and we expect that a small number of customers will continue to account for a significant part of our revenue in the future. If one of our key customers decides to stop buying our products, or if one of these customers materially reduces or reorganizes its operations or its demand for our products, our business would be materially adversely affected.
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
In the ordinary course of our business, we maintain sensitive data on our networks, and also may maintain sensitive information on our business partners’ and third party providers’ networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
•mitigating reputational harm; and
•compliance with external regulations.
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
A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales and with respect to our semi-custom SoC products for game consoles, our sales patterns generally follow the seasonal trends of consumer business with sales in the first half of the year being lower than sales in the second half of the year. Following the adoption of the new revenue recognition standard (ASC 606) effective in the first quarter of 2018, we expect our seasonality trends to be affected as we will recognize certain revenue earlier than prior to the adoption of the new revenue recognition standard. For example, we expect a portion of our semi-custom SoC product revenue to shift from the second half of the year to the first half of the year. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.
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

Our total debt as of June 30, 2018 was $1.39 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
Our Secured Revolving Line of Credit also contains various covenants which limit our ability to, among other things, make certain investments, merge or consolidate with other entities and permit certain subsidiaries from incurring indebtedness. In addition, further restrictions apply when certain payment conditions (the Payment Conditions) are not satisfied with respect to specified transactions, events or payments. The Payment Conditions include that (i) no default or event of default exists and (ii) at all times during the 45 consecutive days immediately prior to such transaction, event or payment and on a pro forma basis after giving effect to such transaction, event or payment and any incurrence or repayment of indebtedness in connection therewith, the Excess Cash Availability (as defined in the Amended and Restated Loan Agreement) available cash is greater than the greater of 15% of the total commitment amount and $75 million. If Payment Conditions are not satisfied under certain circumstances, we will become subject to various additional covenants which limit our ability to, among other things:

•
create liens upon any of the Loan Parties’ property (other than customary permitted liens and liens in respect of up to $1.5 billion of secured credit facilities debt, which amount includes our Secured Revolving Line of Credit);

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
The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, product features and capabilities (including enabling state-of-the-art visual and virtual reality experiences), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, security and stability, brand recognition and availability.
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products uncompetitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with the introduction of our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel Corporation has announced that it plans to expand its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing segments, which may negatively impact our ability to compete in these computing segments.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% in the second quarter of 2018. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation, which became effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Also the United States administration has called for changes to domestic and foreign policy. The United States administration has announced tariffs on products imported from China and other countries that if implemented could negatively impact our supply chain, increase costs for our products, or reduce the sales of our products, which in turn could negatively impact our business. There is also a possibility of future tariffs imposed by the US, China or other countries that could have a material adverse effect on our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency could change quickly. For example, China and South Korea have recently instituted restrictions on cryptocurrency trading. If we are unable to manage the risks related to a decrease in the demand for cryptocurrency mining, our GPU business could be materially adversely affected.
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
Additionally, distributors and AIB partners typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than 12 months older than the manufacturing date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. Our agreements with AIB partners protect their inventory of our products against price reductions. In the event of a significant decline in the price of our products, the price protection rights we offer would materially adversely affect us because our revenue and corresponding gross margin would decline.
We may incur future impairments of goodwill and technology license purchases.
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
We license certain third party technologies and tools for the design and production of our products. We report the value of those licenses as intangible assets on the balance sheet and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of June 30, 2018, $70 million borrowings were outstanding under the Secured Revolving Line of Credit, $31 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.6 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., dated May 2, 2018.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 2, 2018	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer