Form 10-Q
period 2018-09-29
ADVANCED MICRO DEVICES INC
filed 2018-10-31
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 26, 2018: 999,407,216

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations (1)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions, except per share amounts)
Net revenue	$1,653	$1,584	$5,056	$3,913
Cost of sales	992	1,013	3,146	2,578
Gross margin	661	571	1,910	1,335
Research and development	363	320	1,063	876
Marketing, general and administrative	148	132	424	382
Licensing gain	—	—	—	(52)
Operating income	150	119	423	129
Interest expense	(30)	(31)	(92)	(95)
Other expense, net	(6)	(3)	(4)	(11)
Income before equity loss and income taxes	114	85	327	23
Provision for income taxes	12	22	26	30
Equity loss in investee	—	(2)	(2)	(7)
Net income (loss)	$102	$61	$299	$(14)
Earnings (loss) per share
Basic	$0.10	$0.06	$0.31	$(0.01)
Diluted	$0.09	$0.06	$0.28	$(0.01)
Shares used in per share calculation
Basic	987	957	976	947
Diluted	1,076	1,042	1,058	947

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (1)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Net income (loss) (1)	$102	$61	$299	$(14)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	5	(16)	11
Reclassification adjustment for (gains) losses realized and included in net income (loss)	5	(3)	—	(4)
Total change in unrealized gains (losses) on cash flow hedges	—	2	(16)	7
Total other comprehensive income (loss)	—	2	(16)	7
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	2	—
Total comprehensive income (loss)	$102	$63	$285	$(7)

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.
See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets (1)
(Unaudited)

	September 29, 2018	December 30, 2017
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$1,185
Marketable securities	10	—
Accounts receivable, net	1,207	454
Inventories, net	738	694
Prepayment and receivables—related parties	53	33
Prepaid expenses	60	77
Other current assets	200	191
Total current assets	3,314	2,634
Property and equipment, net	318	261
Goodwill	289	289
Investment: equity method	58	58
Other assets	368	310
Total assets	$4,347	$3,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$136	$70
Accounts payable	508	384
Payables to related parties	533	412
Accrued liabilities	688	555
Other current liabilities	13	92
Total current liabilities	1,878	1,513
Long-term debt, net	1,167	1,325
Other long-term liabilities	177	118
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250 on September 29, 2018 and 1,500 shares on December 30, 2017; shares issued: 1,007 on September 29, 2018 and 979 shares on December 30, 2017; shares outstanding: 999 on September 29, 2018 and 967 shares on December 30, 2017	10	9
Additional paid-in capital	8,666	8,464
Treasury stock, at cost (8 shares on September 29, 2018 and 12 shares on December 30, 2017)	(67)	(108)
Accumulated deficit	(7,474)	(7,775)
Accumulated other comprehensive income (loss)	(10)	6
Total stockholders’ equity	$1,125	$596
Total liabilities and stockholders’ equity	$4,347	$3,552

(1) Prior year amounts adjusted to reflect the retrospective application of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows (1) (2)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(In millions)
Cash flows from operating activities:
Net income (loss)	$299	$(14)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	127	105
Provision for deferred income taxes	—	3
Stock-based compensation expense	101	76
Amortization of debt discount and issuance costs	29	27
Loss on debt redemption	7	9
Other	2	4
Changes in operating assets and liabilities:
Accounts receivable	(753)	(527)
Inventories	(44)	5
Prepayment and receivables - related parties	(20)	6
Prepaid expenses and other assets	(26)	(78)
Payables to related parties	121	61
Accounts payable, accrued liabilities and other	121	11
Net cash used in operating activities	(36)	(312)
Cash flows from investing activities:
Purchases of property and equipment	(122)	(69)
Purchases of available-for-sale debt securities	(45)	(221)
Proceeds from maturity of available-for-sale debt securities	35	221
Other	—	(2)
Net cash used in investing activities	(132)	(71)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	—	70
Proceeds from issuance of common stock through employee equity incentive plans	44	15
Repayments of long-term debt	(15)	(70)
Other	(1)	(14)
Net cash provided by financing activities	28	1
Net decrease in cash, cash equivalents, and restricted cash	(140)	(382)
Cash, cash equivalents, and restricted cash at beginning of period	1,191	1,266
Cash, cash equivalents, and restricted cash at end of period	$1,051	$884
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$46	$53
Issuance of treasury stock to partially settle debt	$103	$38
Non-cash additions of property, plant and equipment	$9	$8
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,046	$879
Restricted cash included in Other current assets	5	2
Restricted cash included in Other assets	—	3
Total cash, cash equivalents, and restricted cash	$1,051	$884

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 29, 2018 shown in this report are not necessarily indicative of results to be expected for the full year ending December 29, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and nine months ended September 29, 2018 and September 30, 2017 each consisted of 13 weeks and 39 weeks, respectively.
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
Nature of products and services
The Company's microprocessors, chipsets, graphic processor units (GPUs), professional graphics products, server and embedded processors, and System-on-Chip (SoC) products may be sold as standard non-custom products, or custom products manufactured to customers’ specifications.
Non-custom products: The Company transfers control and recognizes revenue when non-custom products are shipped to customers, which includes original equipment manufacturers (OEM) and distributors, in accordance with the shipping terms of the sale. Certain OEMs may be entitled to rights of return and rebates under OEM agreements. The Company also sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The Company estimates the amount of variable consideration under OEM and distributor arrangements and, accordingly, records a provision for product returns, allowances for price protection and rebates based on actual historical experience and any known events.
The Company offers incentive programs to certain customers, including cooperative advertising, marketing promotions, volume based incentives and special pricing arrangements. Where funds provided for such programs can be estimated, the Company recognizes a reduction to revenue at the time the related revenue is recognized; otherwise, the Company recognizes such reduction to revenue at the later of when; i) the related revenue transaction occurs; or ii) the program is offered. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recognized as a reduction to revenue unless they qualify for expense recognition.
Custom products: Custom products which are associated with the Company’s Enterprise, Embedded, and Semi-Custom segment (semi-custom products), under non-cancellable purchases orders and have no alternative use to the Company at contract inception, are recognized as revenue, based on the value of the semi-custom products and expected margin, over the time of production of the products by the Company. Sale of semi-custom products are not subject to a right of return.
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
The most significant impacts of the adoption of ASC 606 to the Company related to: (1) the acceleration of revenue recognition for sales of semi-custom products subject to a non-cancellable customer purchase order, (2) the acceleration of revenue recognition for sales to distributors, and (3) the timing and financial statement classification of certain development and intellectual property licensing agreements. Revenue from sales of semi-custom products under non-cancellable purchases orders and that have no alternative use to the Company at contract inception, is recognized, based on the value of the semi-custom products and expected margin, over the time of production of the semi-custom products by the Company, rather than upon shipment. Revenue from sales to the Company's distributors is recognized upon shipment of the product to the distributors (sell-in), net of provision for estimated reserves, instead of the previous revenue recognition which was upon the reported resale of the product by the distributors to their customers (sell-through). For a development and IP licensing agreement executed in 2017, the Company recognized IP-related revenue in the third quarter of 2018 for the entire consideration upon the completion of all the technology milestones. Previously, the agreement resulted in the reduction to research and development expenses in 2017 for development work as the expenses were incurred and would have resulted in licensing revenue to be recognized in periods beyond 2017 upon completion of the deliverables, based on a fair value allocation of the consideration received. Revenue recognition related to the Company’s other revenue streams remain substantially unchanged.
The adoption of ASC 606 had an impact on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets, but had no impact on cash provided by or used in operating, financing, or investing activities on the Consolidated Statements of Cash Flows.

The impact on the Company’s previously reported Consolidated Statement of Operations as a result of the adoption of the new standard was as follows:

	Three months ended September 29, 2017			Nine months ended September 29, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Net revenue	$1,643	$(59)	$1,584	$3,849	$64	$3,913
Cost of sales	1,070	(57)	1,013	2,541	37	2,578
Gross margin	573	(2)	571	1,308	27	1,335
Research and development	315	5	320	860	16	876
Marketing, general and administrative	132	—	132	378	4	382
Licensing gain	—	—	—	(52)	—	(52)
Operating income (loss)	126	(7)	119	122	7	129
Interest expense	(31)	—	(31)	(95)	—	(95)
Other expense, net	(3)	—	(3)	(11)	—	(11)
Income (loss) before equity loss and income taxes	92	(7)	85	16	7	23
Provision for income taxes	19	3	22	27	3	30
Equity loss in investee	(2)	—	(2)	(7)	—	(7)
Net income (loss)	$71	$(10)	$61	$(18)	$4	$(14)
Earnings (loss) per share
Basic	$0.07	$(0.01)	$0.06	$(0.02)	$0.01	$(0.01)
Diluted	$0.07	$(0.01)	$0.06	$(0.02)	$0.01	$(0.01)
Shares used in per share calculation
Basic	957		957	947		947
Diluted	1,042		1,042	947		947

The impact on the Company’s previously reported Consolidated Balance Sheets line items affected by the adoption of the new standard was as follows:

	December 30, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Accounts receivable, net	$400	$54	$454
Inventories, net	739	(45)	694
Other current assets	188	3	191
Accrued liabilities	541	14	555
Other current liabilities	57	35	92
Deferred income on shipments to distributors	22	(22)	—
Accumulated deficit	(7,760)	(15)	(7,775)
Income Taxes. In March 2018, the FASB issued ASU 2018-05, Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) (ASU 2018-05). The ASU 2018-05 includes certain provisions of the Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Reform Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Reform Act under the guidance of SAB 118, on a provisional basis. During the nine months ended September 29, 2018, the Company did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. The Company will continue to assess the Tax Reform Act’s impact for the rest of 2018, including its interpretation by regulatory authorities and the courts, and will adjust its disclosures and financial presentation as necessary.

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
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments will be applied using a retrospective transition method to each period presented. The Company adopted this guidance in the first quarter of 2018, which resulted in the additional presentation of restricted cash on the statement of cash flows for each period presented and had no material impact on its consolidated financial statements.
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (ASC 825): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities have to assess the realizability of such deferred tax assets in combination with the entities’ other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. For its equity securities that have readily determinable fair values, the Company recorded $2 million of a cumulative effect adjustment to retained earnings upon adoption. For its equity investments that do not have readily determinable fair values, the Company adopted the measurement alternative prospectively with no material impact on its consolidated financial statements.
Recently Issued Accounting Standards
Intangibles. In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. ASU 2018-15 is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating how to apply the new guidance.
Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Reform Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Reform Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance.

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
The Company is currently evaluating the application of the new guidance and currently believes the most significant impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheets for its operating leases. The Company is progressing on implementing processes to comply with the guidance.
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
NOTE 2. GLOBALFOUNDRIES
Wafer Supply Agreement. The Company and GLOBALFOUNDRIES Inc. (GF) entered into a Wafer Supply Agreement (the WSA) in 2009, under which, among other terms, the Company would purchase wafers from GF. The WSA, which has been amended from time to time, governs the terms by which the Company purchases products manufactured by GF.
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
The WSA Sixth Amendment also provides the Company a limited waiver with rights to contract with another wafer foundry with respect to certain products in the 14nm and 7nm technology nodes and gives the Company greater flexibility in sourcing foundry services across its product portfolio. In consideration for these rights, the Company agreed to pay GF $100 million, to be paid in a series of installments starting in the fourth quarter of 2016 through the third quarter of 2017. As of December 30, 2017, the Company had paid GF $100 million in aggregate. Starting in 2017 and continuing through 2020, the Company also agreed to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
Further, for each calendar year during the term of the WSA Sixth Amendment, the Company and GF agreed to annual wafer purchase targets that increase from 2016 through 2020. If the Company does not meet the annual wafer purchase target for any calendar year, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The annual targets were established based on the Company’s business and market expectations and took into account the limited waiver it received for certain products. In 2016 and 2017, the Company met its wafer purchase targets. As of September 29, 2018, the Company expects to meet its 2018 wafer purchase target.
The Company and GF also agreed on fixed pricing for wafers purchased during 2016 and established a framework to agree on annual wafer pricing for the years 2017 to 2020. The Company and GF have agreed on pricing for wafer purchases for 2018.
On August 27, 2018, GF announced that it was putting its 7nm FinFET program on hold indefinitely. The Company is presently focusing the breadth of its 7nm product portfolio on Taiwan Semiconductor Co., Ltd.’s (TSMC) 7nm process. The Company is in discussion with GF to modify the WSA to align with GF’s new business strategy.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the quarters ended September 29, 2018 and September 30, 2017 were $377 million and $331 million, respectively. The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other for the nine months ended September 29, 2018 and September 30, 2017 were $1.2 billion and $773 million, respectively. Included in the total purchases for the three and nine months ended September 29, 2018 were amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed by the Company and GF under the WSA Sixth Amendment. As of September 29, 2018 and December 30, 2017, the amount of prepayment and other receivables related to GF was $15 million and $27 million, respectively, included in Prepayment and receivables—related parties on the Company’s condensed consolidated balance sheets. As of September 29, 2018 and December 30, 2017, the amount of payable to GF was $321 million and $241 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets.
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

NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of September 29, 2018 and December 30, 2017, Accounts receivable, net included unbilled accounts receivable of $331 million and $75 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	September 29, 2018	December 30, 2017
	(In millions)
Raw materials	$85	$34
Work in process	418	446
Finished goods	235	214
Total inventories, net	$738	$694
Property and Equipment, net

	September 29, 2018	December 30, 2017
	(In millions)
Leasehold improvements	$176	$187
Equipment	780	758
Construction in progress	80	56
Property and equipment, gross	1,036	1,001
Accumulated depreciation	(718)	(740)
Total property and equipment, net	$318	$261
Other Assets

	September 29, 2018	December 30, 2017
	(In millions)
Software technology and licenses, net	$274	$239
Other	94	71
Total other assets	$368	$310

Accrued Liabilities

	September 29, 2018	December 30, 2017
	(In millions)
Accrued compensation and benefits	$223	$206
Marketing programs and advertising expenses	249	145
Software technology and licenses payable	45	41
Other	171	163
Total accrued liabilities	$688	$555
Other Current Liabilities

	September 29, 2018	December 30, 2017
	(In millions)
Unearned revenue	$3	$85
Other	10	7
Total other current liabilities	$13	$92
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Beginning balance	$67	$43	$85	$22
Unearned revenue	37	32	124	59
Revenue recognized during the period	(86)	—	(186)	(6)
Other	(15)	—	(20)	—
Ending balance	$3	$75	$3	$75
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2018 is $121 million, which may include amounts received from customer but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $99 million in the next 12 months, and the remainder thereafter. As permitted under ASC 606, the Company has not disclosed the comparative amounts as of December 30, 2017.
The revenue allocated to remaining performance obligations did not include amounts which have an original contractual expected duration of less than one year.

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
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of September 29, 2018 and December 30, 2017, the carrying value of the Company’s investment in the ATMP JV was approximately $58 million and $58 million, respectively. The ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales back to the ATMP JV of the inventory under inventory management is reported within purchases and resales with the ATMP JV and does not impact the Company’s Statement of Operations.
The Company’s total purchases from the ATMP JV during the three and nine months ended September 29, 2018 amounted to approximately $151 million and $429 million, respectively. The Company’s total purchases from the ATMP JV during the three and nine months ended September 30, 2017 amounted to approximately $131 million and $332 million, respectively. As of September 29, 2018 and December 30, 2017, the amount payable to the ATMP JV was $212 million and $171 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales back to the ATMP JV during the three and nine months ended September 29, 2018 amounted to approximately $21 million and $40 million, respectively, and there were no resales back to the ATMP JV for the comparative periods of 2017. As of September 29, 2018 and December 30, 2017, the Company had receivables from ATMP JV of $19 million and $3 million, respectively, included in Prepayment and receivables—related parties on the Company’s condensed consolidated balance sheets.
During the three and nine months ended September 29, 2018, the Company recorded $0 million and $2 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. During the three and nine months ended September 30, 2017, the Company recorded $2 million and $7 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
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
During the three and nine months ended September 29, 2018, the Company recognized $86 million of IP-related revenue upon completion of all technology milestones under the Development and IP agreement. During the three and nine months ended September 30, 2017, the Company recognized zero and $52 million, respectively, as licensing gain associated with the Licensed IP.
The Company’s share in the net losses of the THATIC JV for the three and nine months ended September 29, 2018 was not material and is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of September 29, 2018. The Company’s receivable from the THATIC JV for these agreements was $19 million and $3 million as of September 29, 2018 and December 30, 2017, respectively, included in Prepayment and receivables—related parties on its condensed consolidated balance sheets. As of September 29, 2018, the total assets and liabilities of the THATIC JV were not material.
NOTE 6. Debt and Secured Revolving Line of Credit
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million, in aggregate, principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually in March and September of each year, commencing in March 2017. As of September 29, 2018, the Company had $805 million principal amount outstanding.
The 2.125% Notes mature on September 1, 2026. However, as outlined in the indenture governing the 2.125% Notes, holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of one of the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (equivalent to an initial conversion price of approximately $8.00 per share of common stock);
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
The first event described in (1) above was met during the third quarter of 2018 and as a result, the 2.125% Notes are convertible at the option of the holder from October 1, 2018 and remain convertible until December 31, 2018.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of September 29, 2018.

The 2.125% Notes consisted of the following:

	September 29, 2018	December 30, 2017
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(268)	(286)
Unamortized debt issuance costs	(11)	(12)
Net carrying amount	$526	$507
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of September 29, 2018, the remaining life of the 2.125% Notes was approximately 96 months.
Based on the closing price of the Company’s common stock of $30.89 on September 28, 2018, the last trading day of the third quarter of 2018, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $2,303 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Contractual interest expense	$5	$4	$13	$13
Interest cost related to amortization of debt issuance costs	—	—	1	1
Interest cost related to amortization of the debt discount	$6	$6	$18	$17
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
During the three months ended September 29, 2018, the Company settled $87 million in aggregate principal amount of its 6.75% Notes with treasury stock. During the nine months ended September 29, 2018, the Company settled $101 million in aggregate principal amount of its 6.75% Notes, of which $14 million was settled in cash. As of September 29, 2018, the outstanding aggregate principal amount of the 6.75% Notes was $66 million, which is included in short-term debt on the condensed consolidated balance sheet.
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
During the three and nine months ended September 29, 2018, the Company settled $10 million in aggregate principal amount of its 7.50% Notes with treasury stock. As of September 29, 2018, the outstanding aggregate principal amount of the 7.50% Notes was $337 million.
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
During the nine months ended September 29, 2018, the Company repurchased $1 million in aggregate principal amount of its 7.00% Notes in cash. As of September 29, 2018, the outstanding aggregate principal amount of the 7.00% Notes was $310 million.
During the three and nine months ended September 29, 2018, the Company recorded $6 million and $7 million loss, respectively, on extinguishment of debt associated with the debt repurchases noted above.
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
As of September 29, 2018 and December 30, 2017, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 5.50% and 4.75%, respectively. As of September 29, 2018, the Company had $26 million of letters of credit outstanding and up to $205 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of September 29, 2018, the Loan Parties were in compliance with all required covenants under the Agreement.
NOTE 7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding.
Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus potentially dilutive shares outstanding during the period using the average market price for the respective period. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed exercise of the warrant under the Warrant Agreement with WCH. Potentially dilutive shares issuable upon conversion of the 2.125% Notes are calculated using the if-converted method.

The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions, except per share amounts)
Numerator – Net income (loss):
Numerator for basic earnings (loss) per share	$102	$61	$299	$(14)
Denominator - Weighted average shares:
Denominator for basic earnings (loss) per share	987	957	976	947
Effect of potentially dilutive shares:
Employee stock options and restricted stock units	34	44	35	—
Warrants	55	41	47	—
Denominator for diluted earnings (loss) per share	1,076	1,042	1,058	947
Earnings (loss) per share:
Basic	$0.10	$0.06	$0.31	$(0.01)
Diluted	$0.09	$0.06	$0.28	$(0.01)
Potential shares from certain employee stock options, restricted stock units and the conversion of the 2.125% Notes totaling 103 million for the third quarter of 2018 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive. Potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 102 million for the third quarter of 2017 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive.
Potential shares from certain employee stock options, restricted stock units and the conversion of the 2.125% Notes totaling 104 million for the nine months ended September 29, 2018 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive. Potential shares from certain employee stock options, restricted stock units, the conversion of the 2.125% Notes and the warrants under the Warrant Agreement totaling 193 million for the nine months ended September 30, 2017 were not included in the earnings (loss) per share calculation because their inclusion would have been anti-dilutive.
NOTE 8. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
Cash and financial instruments measured and recorded at fair value as of September 29, 2018 and December 30, 2017 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
September 29, 2018
Cash	$92	$92	$—
Level 1(1) (2)
Government money market funds	$205	$205	$—
Total level 1	$205	$205	$—
Level 2(1) (3)
Commercial paper	$759	$749	$10
Total level 2	$759	$749	$10
Total	$1,056	$1,046	$10

	Total Fair Value	Cash and Cash Equivalents
	(In millions)
December 30, 2017
Cash	$108	$108
Level 1(1) (2)
Government money market funds	$395	$395
Total level 1	$395	$395
Level 2(1) (3)
Commercial paper	$682	$682
Total level 2	$682	$682
Total	$1,185	$1,185

(1)	The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 29, 2018 or the year ended December 30, 2017.

(2)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(3)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of September 29, 2018 and December 30, 2017, the Company had approximately $5 million and $2 million, respectively, of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented.
As of September 29, 2018 and December 30, 2017, the Company also had approximately $22 million and $18 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
As of both September 29, 2018 and December 30, 2017, the Company had the carrying value of approximately $3 million in cost method investments.
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

	September 29, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt	$136	$137	$70	$70
Long-term debt, net(1)	$1,167	$3,830	$1,324	$2,103

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $17 million as of September 29, 2018 and $19 million as of December 30, 2017, and net of unamortized debt discount associated with the 2.125% Notes of $268 million as of September 29, 2018 and $286 million as of December 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Other comprehensive income (loss)	$—	$1	$(16)	$8
Research and development	(4)	3	—	4
Marketing, general and administrative	(1)	1	—	1
Contracts not designated as hedging instruments
Other income (expense), net	$—	$(2)	$(2)	$(3)
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
The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	September 29, 2018	December 30, 2017
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments	$(10)	$7
For the foreign currency contracts designated as cash flow hedges, the ineffective portions of the hedging relationship and the amounts excluded from the assessment of hedge effectiveness were immaterial.
As of September 29, 2018 and December 30, 2017, the notional values of the Company’s outstanding foreign currency forward contracts were $326 million and $300 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. ASC 740: Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. During the nine months ended September 29, 2018, the Company did not recognize any adjustment to the provisional amounts recorded as of December 30, 2017. The Company will continue to assess the Tax Reform Act’s impact for the rest of 2018, including its interpretation by regulatory authorities and the courts, and will adjust its disclosures and financial presentation as necessary. Given the complexity of the Global Intangible Low-Taxed Income (GILTI) provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 29, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has considered GILTI related to current-year operations only in its estimated annualized effective tax rate and has not provided additional GILTI on deferred items.

In the third quarter of 2018, the Company recorded an income tax provision of $12 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the Tax Reform Act, and $7 million for withholding taxes applicable to IP-related revenue from foreign locations.
For the nine months ended September 29, 2018, the Company recorded an income tax provision of $26 million, consisting primarily of $15 million for federal base erosion and anti-abuse tax, $7 million for withholding taxes applicable to IP-related revenue from foreign locations, and $4 million of foreign taxes in profitable locations.
In the third quarter of 2017, the Company recorded an income tax provision of $22 million, consisting primarily of withholding taxes applicable to IP-related revenue from foreign locations.
For the nine months ended September 30, 2017, the Company recorded an income tax provision of $30 million, consisting primarily of withholding taxes applicable to IP-related revenue and licensing gain from foreign locations.
As of September 29, 2018, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of September 29, 2018, in management’s estimate, is not more likely than not to be achieved.
The Company’s total gross unrecognized tax benefits were $51 million as of September 29, 2018. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Net revenue:
Computing and Graphics	$938	$835	$3,139	$2,069
Enterprise, Embedded and Semi-Custom	715	749	1,917	1,844
Total net revenue	$1,653	$1,584	$5,056	$3,913
Operating income (loss):
Computing and Graphics	$100	$73	$355	$59
Enterprise, Embedded and Semi-Custom	86	74	169	145
All Other (1)	(36)	(28)	(101)	(75)
Total operating income	$150	$119	$423	$129
(1) All Other operating loss is related to stock-based compensation expense for the three and nine months ended September 29, 2018 and September 30, 2017.

NOTE 11. Stock-Based Incentive Compensation Plans
Stock Options
During the three and nine months ended September 29, 2018, the Company granted 1.0 million and 1.1 million shares of employee stock options, respectively, with weighted average grant date fair value per share of $8.08 and $7.62, respectively. During the three and nine months ended September 30, 2017, the Company granted 0.9 million shares of employee stock options with weighted average grant date fair value per share of $5.46.
Restricted Stock Units
During the three and nine months ended September 29, 2018, the Company granted 8.8 million and 12.0 million shares of restricted stock units, respectively, including 0.8 million and 1.0 million performance-based restricted stock units (PRSUs), respectively, with market conditions, with weighted average grant date fair value per share of $19.81 and $17.83, respectively. During the three and nine months ended September 30, 2017, the Company granted 8.3 million and 10.4 million shares of restricted stock units, respectively, including 0.8 million PRSUs with market conditions for both periods, with weighted average grant date fair value per share of $13.24 and $13.03, respectively.
Performance-based Restricted Stock Units with Market Conditions
From time to time, the Company grants restricted stock units with both a market condition and a service condition (market-based restricted stock units) to its senior executives. The number of shares earned are dependent upon achievement of the market conditions and vest at the end of the performance period, subject to the requisite service conditions.
During the three and nine months ended September 29, 2018, the Company granted 0.8 million and 1.0 million market-based restricted stock units, respectively, with weighted average grant date fair value per share of $23.97 and $21.67, respectively.
During the three and nine months ended September 30, 2017, the Company granted 0.8 million market-based restricted stock units with weighted average grant date fair value per share of $17.18.
Employee Stock Purchase Plan (ESPP)
During the nine months ended September 29, 2018, 2.2 million shares of common stock were purchased under the ESPP at a purchase price of $9.57, resulting in cash proceeds of $21 million. The fair value of stock purchase rights granted under the ESPP during the second quarter of 2018 was $3.42 per share.
NOTE 12. Commitments and Contingencies
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for one year. Subject to certain exceptions, the Company also offers a three-year limited warranty to end users for only those central processing unit (CPU) and accelerated processing unit (APU) products that are commonly referred to as “processors in a box” and for certain server CPU products. The Company also offers extended limited warranties to certain customers of “tray” microprocessor products and/or professional graphics products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.
Changes in the Company’s estimated liability for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Beginning balance	$12	$10	$12	$12
New warranties issued	7	7	20	18
Settlements	(7)	(7)	(21)	(16)
Changes in liability for pre-existing warranties, including expirations	—	1	1	(3)
Ending balance	$12	$11	$12	$11

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
On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained the Company's demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The Wessels plaintiff filed a Notice of Appeal on September 27, 2018. On October 4, 2018, the Court issued an order dismissing the Hamilton and Ha amended complaints. The Hamilton plaintiffs filed a Notice of Appeal on October 8, 2018.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Kim Securities Litigation
On January 16, 2018, a putative class action lawsuit captioned Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 was filed against the Company in the United States District Court for the Northern District of California. The complaint purports to assert claims against the Company and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s common stock during the period February 21, 2017 through January 11, 2018. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding a security vulnerability (Spectre), which statements and omissions, the plaintiff claims, allegedly caused the Company’s common stock price to be artificially inflated during the purported class period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On August 3, 2018, plaintiffs filed an amended complaint with similar allegations and shortening the class period to June 29, 2017 through January 11, 2018. The Company filed a motion to dismiss plaintiffs’ claims on September 25, 2018.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Hauck Litigation
Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company's processors cannot perform at its advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased AMD processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court's order directing parties to litigate only eight of the causes of action in the consolidated amended complaint initially, the Company filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted the Company's motion and dismissed six causes of action with leave to amend. The plaintiffs have until November 28, 2018 to file another amended complaint.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against the Company (as a nominal defendant only) and certain of the Company’s directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company's common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
In re Advanced Micro Devices, Inc. Shareholder Derivative Lawsuit
Two purported shareholder derivative lawsuits were filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against the Company and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for the Company's common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California.
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

NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended
	September 29, 2018			September 30, 2017
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$—	$(10)	$(10)	$(1)	$1	$—
Unrealized gains (losses) arising during the period	—	(5)	(5)	—	6	6
Reclassification adjustment for (gains) losses realized and included in net income (loss)	—	5	5	—	(4)	(4)
Tax effect	—	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	2	2
Ending balance	$—	$(10)	$(10)	$(1)	$3	$2

	Nine Months Ended
	September 29, 2018			September 30, 2017
	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total
	(In millions)
Beginning balance	$—	$6	$6	$(1)	$(4)	$(5)
Unrealized gains (losses) arising during the period	—	(16)	(16)	—	14	14
Reclassification adjustment for gains realized and included in net income (loss)	—	—	—	—	(5)	(5)
Tax effect	—	—	—	—	(2)	(2)
Total other comprehensive income (loss)	—	(16)	(16)	—	7	7
Ending balance	$—	$(10)	$(10)	$(1)	$3	$2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; the potential impact of the new revenue recognition accounting standards, including expected impact on seasonality trends; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD’s ability to meet its 2018 wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; sales patterns of AMD’s PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; international sales will continue to be a significant portion of total sales in the foreseeable future; AMD’s reliance on the JVs for ATMP services; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD’s business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; AMD’s products may be subject to security vulnerabilities that could have a material adverse effect on AMD; data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business and reputation; AMD’s operating results are subject to quarterly and seasonal sales patterns; global economic uncertainty may adversely impact AMD’s business and operating results; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Line of Credit impose restrictions on AMD that may adversely affect AMD’s ability to operate its business; the markets in which AMD’s products are sold are highly competitive; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; AMD’s issuance to West Coast Hitech L.P. (WCH) of warrants to purchase 75 million shares of its common stock, if and when exercised, will dilute the ownership interests of AMD’s existing stockholders, and the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD’s existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and add-in-board (AIB) partners subjects it to certain risks; AMD may incur future impairments of goodwill and technology license purchases; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD’s stock price is subject to volatility; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” beginning on page 40 and “Financial Condition” beginning on page 34 and other risks and uncertainties set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, ATI, and the ATI logo, Athlon, EPYC, Radeon, Ryzen, Threadripper and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Vega” and “Zen” are codenames for AMD architectures, and are not product names.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017, an analysis of changes in our financial condition and a discussion of our contractual obligations.
During the third quarter of 2018, customer demand for our new products was strong. We expanded our desktop processor offerings in the third quarter of 2018 by introducing our first "Zen" core-based AMD Athlon™ and AMD PRO desktop processors and bringing "Zen" and "Vega" architectures to the entry-level consumer and commercial desktop market. We also launched our second generation AMD Ryzen Threadripper™ processors, including a new WX series for professional computing and an improved X series for enthusiasts and gamers.
Net revenue in the third quarter of 2018 was $1.65 billion, a 4% increase compared to the third quarter of 2017. The year-over-year increase was primarily due to a 12% increase in Computing and Graphics net revenue, partially offset by a 5% decrease in Enterprise, Embedded and Semi-Custom net revenue. Net revenue in the third quarter of 2018 and 2017 included IP-related revenue, of which $86 million in the third quarter of 2018 was related to our THATIC joint venture (See Note 5 of Notes to Condensed Consolidated Financial Statements). The increase in the Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ desktop and mobile processors, partially offset by lower sales of Radeon™ products caused primarily by higher channel inventory and the decline in blockchain-related demand. The decrease in the Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to lower semi-custom revenue and IP-related revenue, partially offset by higher EPYC™ server products revenue. Our operating income for the third quarter of 2018 was $150 million compared to an operating income of $119 million in the third quarter of 2017. Our net income for the third quarter of 2018 was $102 million compared to a net income of $61 million in the third quarter of 2017.
Cash, cash equivalents and marketable securities as of the end of the third quarter of 2018 were $1.06 billion, compared to $1.18 billion as of the end of the fourth quarter of 2017.
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
We use a 52 or 53 week fiscal year ending on the last Saturday in December. The quarters ended September 29, 2018 and September 30, 2017 each consisted of 13 weeks. The nine months ended September 29, 2018 and September 30, 2017 each consisted of 39 weeks.
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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Net revenue:
Computing and Graphics	$938	$835	$3,139	$2,069
Enterprise, Embedded and Semi-Custom	715	749	1,917	1,844
Total net revenue	$1,653	$1,584	$5,056	$3,913
Operating income (loss):
Computing and Graphics	$100	$73	$355	$59
Enterprise, Embedded and Semi-Custom	86	74	169	145
All Other	(36)	(28)	(101)	(75)
Total operating income	$150	$119	$423	$129
Computing and Graphics
Computing and Graphics net revenue of $938 million in the third quarter of 2018 increased by 12%, compared to net revenue of $835 million in the third quarter of 2017, primarily as a result of a 20% increase in unit shipments, partially offset by a 10% decrease in average selling price. The increase in unit shipments was primarily attributable to higher demand for our Ryzen desktop and mobile products, partially offset by lower demand for our Radeon products caused primarily by higher channel inventory and the decline in blockchain-related demand. The decrease in average selling price was primarily attributable to a decrease in average selling price of our Radeon products, partially offset by an increase in average selling price of our Ryzen desktop and mobile processors. In addition, there was higher IP-related revenue in the third quarter of 2018 compared to the third quarter of 2017.
Computing and Graphics net revenue of $3.1 billion in the nine months ended September 29, 2018 increased by 52%, compared to net revenue of $2.1 billion in the nine months ended September 30, 2017, primarily as a result of a 29% increase in average selling price and an 18% increase in unit shipments. The increase in average selling price was primarily due to an increase in average selling price of our Radeon products and mobile processors, driven by Ryzen. The increase in unit shipments was primarily attributable to higher demand for our Ryzen and Radeon products as customers continued to adopt our new products. In addition, there was higher IP-related revenue in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017.
Computing and Graphics operating income was $100 million in the third quarter of 2018, compared to an operating income of $73 million in the third quarter of 2017. The improvement in operating income was primarily driven by richer microprocessors mix and IP-related revenue, partially offset by lower sales of GPUs and higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating income was $355 million in the nine months ended September 29, 2018, compared to an operating income of $59 million in the nine months ended September 30, 2017. The improvement in operating income was primarily driven by higher demand for our Radeon and Ryzen products as customers continued to adopt our new products, partially offset by a $173 million increase in operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $715 million in the third quarter of 2018 decreased by 5%, compared to net revenue of $749 million in the third quarter of 2017, primarily as a result of lower semi-custom product revenue and IP-related revenue, partially offset by higher sales of our EPYC server products.
Enterprise, Embedded and Semi-Custom net revenue of $1.9 billion in the nine months ended September 29, 2018 increased by 4%, compared to net revenue of $1.8 billion in the nine months ended September 30, 2017. The increase in net revenue was primarily due to higher sales of our EPYC server products, partially offset by lower semi-custom revenue.
Enterprise, Embedded and Semi-Custom operating income was $86 million in the third quarter of 2018 compared to operating income of $74 million in the third quarter of 2017. The improvement in operating income was due primarily to richer server and semi-custom product mix, partially offset by lower IP-related revenue. Operating expenses remained the same for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $169 million in the nine months ended September 29, 2018 compared to operating income of $145 million in the nine months ended September 30, 2017. The improvement in operating income was due primarily to richer server and semi-custom product mix, partially offset by a $33 million increase in operating expenses and lower IP-related revenue. In the nine months ended September 30, 2017, operating income also included a licensing gain of $52 million. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss is primarily related to stock-based compensation expense. All Other operating loss of $36 million in the third quarter of 2018 increased by $8 million, compared to $28 million in the third quarter of 2017. All Other operating loss of $101 million in the nine months ended September 29, 2018 increased by $26 million, compared to $75 million in the nine months ended September 30, 2017. The increases were primarily due to a higher weighted average grant date fair value of unvested restricted stock units in the three and nine months ended September 29, 2018, compared to the three and nine months ended September 30, 2017. The increases were also driven by expenses related to our Employee Stock Purchase Plan (ESPP), which commenced in the fourth quarter of 2017.
International Sales
International sales as a percentage of net revenue were 74% in the third quarter of 2018 and 69% in the third quarter of 2017. The increase in international sales as a percentage of net revenue in the third quarter of 2018 compared to the third quarter of 2017 was primarily driven by a lower proportion of revenue from domestic sales of our products within Enterprise, Embedded and Semi-custom segment.
International sales as a percentage of net revenue were 79% in the nine months ended September 29, 2018 and 74% in the nine months ended September 30, 2017. The increase in international sales as a percentage of net revenue in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 was primarily driven by a higher proportion of revenue from China and Taiwan related to sales of our products within the Computing and Graphics segment.
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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions except for percentages)
Cost of sales	$992	$1,013	$3,146	$2,578
Gross margin	661	571	1,910	1,335
Gross margin percentage	40%	36%	38%	34%
Research and development	363	320	1,063	876
Marketing, general and administrative	148	132	424	382
Licensing gain	—	—	—	(52)
Interest expense	(30)	(31)	(92)	(95)
Other expense, net	(6)	(3)	(4)	(11)
Provision for income taxes	12	22	26	30
Equity loss in investee	$—	$(2)	$(2)	$(7)
Gross Margin
Gross margin as a percentage of net revenue was 40% in the third quarter of 2018, compared to 36% in the third quarter of 2017. The improvement in gross margin was primarily driven by the ramp of new products with higher gross margin than the corporate average.
Gross margin as a percentage of net revenue was 38% in the nine months ended September 29, 2018, compared to 34% in the nine months ended September 30, 2017. The improvement in gross margin was primarily driven by the ramp of new products with higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $363 million in the third quarter of 2018 increased by $43 million, or 13%, compared to $320 million in the third quarter of 2017, primarily due to an increase in product engineering and design costs in our Computing and Graphics segment.
Research and development expenses of $1,063 million in the nine months ended September 29, 2018, increased by $187 million, or 21%, compared to $876 million in the nine months ended September 30, 2017, primarily due to an increase in product engineering and design costs in our Computing and Graphics segment, higher employee incentives in both business segments primarily driven by our improved financial performance and higher stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $148 million in the third quarter of 2018 increased by $16 million, or 12%, compared to $132 million in the third quarter of 2017, primarily due to an increase in marketing programs and employee incentives driven by our improved financial performance.
Marketing, general and administrative expenses of $424 million in the nine months ended September 29, 2018, increased by $42 million, or 11%, compared to $382 million in the nine months ended September 30, 2017, primarily due to an increase in marketing programs and employee incentives driven by our improved financial performance.
Interest Expense
Interest expense in the third quarter of 2018 was $30 million, compared to $31 million in the third quarter of 2017. The decrease was primarily due to lower debt balances.
Interest expense in the nine months ended September 29, 2018 was $92 million, compared to $95 million in the nine months ended September 30, 2017. The decrease was primarily due to lower debt balances.

Other Expense, Net
Other expense, net of $6 million in the third quarter of 2018 increased by $3 million, compared to $3 million of Other expense, net in the third quarter of 2017. The increase was primarily due to a $4 million increase in loss on extinguishment of debt.
Other expense, net of $4 million in the nine months ended September 29, 2018 decreased by $7 million, compared to $11 million of Other expense, net in the nine months ended September 30, 2017. The decrease was primarily due to a $3 million investment impairment charge related to certain of our investments incurred and a $2 million decrease in loss on extinguishment of debt.
Provision For Income Taxes
In the third quarter of 2018, we recorded an income tax provision of $12 million, consisting primarily of $5 million for federal base erosion and anti-abuse tax, which is a new tax under the the Tax Cuts and Job Act of 2017, and $7 million for withholding taxes applicable to IP-related revenue from foreign locations.
For the nine months ended September 29, 2018, we recorded an income tax provision of $26 million, consisting primarily of $15 million for federal base erosion and anti-abuse tax, $7 million for withholding taxes applicable to IP-related revenue from foreign locations, and $4 million of foreign taxes in profitable locations.
In the third quarter of 2017, we recorded an income tax provision of $22 million, consisting primarily of withholding taxes applicable to IP-related revenue from foreign locations.
For the nine months ended September 30, 2017, we recorded an income tax provision of $30 million, consisting primarily of withholding taxes applicable to IP-related revenue and licensing gains from foreign locations.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 29, 2018, our cash, cash equivalents and marketable securities were $1.06 billion, compared to $1.18 billion as of December 30, 2017. The percentage of cash, cash equivalents and marketable securities held domestically was 96% as of September 29, 2018, compared to 95% at December 30, 2017. Our operating, investing and financing activities during the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 are as described below:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(In millions )
Net cash provided by (used in):
Operating activities	$(36)	$(312)
Investing activities	(132)	(71)
Financing activities	28	1
Our aggregate principal debt obligations were $1.6 billion and $1.7 billion as of September 29, 2018 and December 30, 2017, respectively.
We believe our cash and cash equivalents balance along with our Secured Revolving Line of Credit will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Net cash used in operating activities was $36 million in the nine months ended September 29, 2018 compared to $312 million in the nine months ended September 30, 2017. The decrease in net cash used in operating activities was primarily due to changes in working capital, largely driven by higher cash collections from increased revenue, partially offset by higher labor costs and timing of accounts payable payments.
Investing Activities
Net cash used in investing activities was $132 million in the nine months ended September 29, 2018, which consisted of $122 million for purchases of property and equipment and $45 million for purchases of available-for-sale debt securities, partially offset by $35 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $71 million in the nine months ended September 30, 2017, which consisted primarily of $69 million for purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $28 million in the nine months ended September 29, 2018, which primarily consisted of a cash inflow of $44 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by a cash outflow of $15 million for the repurchase of our 6.75% Senior Notes due 2019 (6.75% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes).
Net cash provided by financing activities was $1 million in the nine months ended September 30, 2017, which consisted of a cash inflow of net proceeds from borrowings pursuant to our Secured Revolving Line of Credit of $70 million and $15 million for proceeds from issuance of common stock from the exercise of employee stock options, partially offset by a cash outflow of $70 million to repurchase a portion of our 7.00% Notes and $14 million for tax withholding on the vesting of restricted stock. The Secured Revolving Line of Credit has a lower interest rate than our long-term debt.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of September 29, 2018, and is supplemented by the discussion following the table:

	Payments due by period as of September 29, 2018
(In millions)	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
6.75% Notes	$66	$—	$66	$—	$—	$—	$—
7.50% Notes	337	—	—	—	—	337	—
7.00% Notes	310	—	—	—	—	—	310
2.125% Notes	805	—	—	—	—	—	805
Secured Revolving Line of Credit	70	70	—	—	—	—	—
Other long-term liabilities (1)	164	8	47	42	34	30	3
Aggregate interest obligation (2)	409	35	68	65	65	64	112
Operating leases	337	14	54	48	43	40	138
Purchase obligations (3)	190	91	59	25	12	3	—
Obligations to GF (4)	2,452	571	1,101	780	—	—	—
Total contractual obligations (5)	$5,140	$789	$1,395	$960	$154	$474	$1,368

(1)	Amounts largely represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

(3)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

(4)
Includes our currently expected purchases from GF for the remainder of 2018 for wafer manufacturing and research and development activities and minimum purchase obligations for wafer purchases for years 2018 through 2020. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2020 but expect that our future purchases from GF will continue to be material. On August 27, 2018, GF announced that it was putting its 7nm FinFET program on hold indefinitely. We are presently focusing the breadth of our 7nm product portfolio on Taiwan Semiconductor Co., Ltd.’s (TSMC) 7nm process. We are currently in discussion with GF to modify the WSA to align with GF’s new business strategy.

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
Operating Leases
We lease certain of our facilities under non-cancellable lease agreements that expire at various dates through 2028. Total future non-cancellable lease obligations as of September 29, 2018 were $337 million. During the second quarter of 2018, we entered into a 10-year operating lease to occupy approximately 270,000 square feet of office space in China. Base rent payments commenced in October 2018 and the total estimated base rent payments over the life of the lease are approximately $72 million. In addition to the base rent payments, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations. We will also incur costs for capital projects for the new office space.
Off-Balance Sheet Arrangements
As of September 29, 2018, we had no off-balance sheet arrangements.
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
In accordance with the adoption of the new revenue standard effective the beginning of the first quarter of 2018, we now recognize revenue upon the shipment of the product to our distributors (sell-in), rather than upon the resale of the product by our distributors to their customers (sell-through). Accordingly, we now establish provisions for rights of return and price protection on unsold product held by our distributors. Other than this change in revenue recognition and related reserves, management believes there have been no other significant changes during the quarter ended September 29, 2018 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 30, 2017.

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
As of September 29, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting during our third quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, we filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, we filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained our demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The Wessels plaintiff filed a Notice of Appeal on September 27, 2018. On October 4, 2018, the Court issued an order dismissing the Hamilton and Ha amended complaints. The Hamilton plaintiffs filed a Notice of Appeal on October 8, 2018.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Kim Securities Litigation
On January 16, 2018, a putative class action lawsuit captioned Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 was filed against us in the United States District Court for the Northern District of California. The complaint purports to assert claims against us and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period February 21, 2017 through January 11, 2018. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding a security vulnerability (Spectre), which statements and omissions, the plaintiff claims, allegedly caused our common stock price to be artificially inflated during the purported class period. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On August 3, 2018, plaintiffs filed an amended complaint with similar allegations and shortening the class period to June 29, 2017 through January 11, 2018. We filed a motion to dismiss plaintiffs’ claims on September 25, 2018.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Hauck et al. Litigation

Since January 19, 2018, three putative class action complaints have been filed against us in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that we failed to disclose our processors’ alleged vulnerability to Spectre. Plaintiffs further allege that our processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased our processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court’s order directing the parties to litigate only eight of the causes of action in the consolidated amended complaint initially, we filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted our motion and dismissed six causes of action with leave to amend. The plaintiffs have until November 28, 2018 to file another amended complaint.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against us (as a nominal defendant only) and certain of our directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against us and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for our common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California.
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
The WSA governs the terms by which we purchase products manufactured by GF. The WSA is in place until 2024. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a portion of our GPU product requirements from GF with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, remain competitive using or implementing advanced leading-edge process technologies needed to manufacture future generations of our products, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience delays in product launches, supply shortages for certain products or increased costs and our business could be materially adversely affected. Moreover, if GF is unable to satisfy our manufacturing requirements, then our business could be materially adversely affected.

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
On August 27, 2018, GF announced that it was putting its 7nm FinFET program on hold indefinitely.  As a result, we are in discussions with GF to modify the WSA to align with GF’s new business strategy. If we are unable to modify the WSA (including but not limited to the Sixth Amendment) with GF related to products manufactured at the 7nm process node and beyond, then our business could be materially adversely affected.
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
We are party to two assembly, test, mark and pack (ATMP) joint ventures (collectively, the JVs) with Tongfu Fujitsu Microelectronics Co., Ltd. The majority of our ATMP services are provided by the JVs and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.
Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries, including GF, are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing the breadth of our 7nm product portfolio on Taiwan Semiconductor Co., Ltd.’s (TSMC) 7nm process. If TSMC is not able to manufacture our products on 7nm in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes AMD Ryzen and AMD EPYC processors based on our new x86 processor core codenamed “Zen” to help drive our re-entry into high-performance and server computing. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
In the ordinary course of our business, we maintain sensitive data on our networks, and also may maintain sensitive information on our business partners’ and third party providers’ networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
•enhancing and implementing information security controls, including costs related to upgrading computer and network security components;
•training workers to maintain and monitor our security controls;
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

Our total debt as of September 29, 2018 was $1.3 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 74% in the third quarter of 2018. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation, which became effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Also the United States administration has called for changes to domestic and foreign policy. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and we are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs imposed by the United States, China or other countries that could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency could change quickly. For example, China and South Korea have instituted restrictions on cryptocurrency trading. If we are unable to manage the risks related to a decrease in the demand for cryptocurrency mining, our GPU business could be materially adversely affected.
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
We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIB partners to offer our competitors’ products. We are dependent on our distributors and AIB partners to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIB partners terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. In addition, if we are unable to collect accounts receivables from our significant distributors and/or

AIB partners, it could have a material adverse effect on our business. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 6.75% Notes, 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of September 29, 2018, $70 million borrowings were outstanding under the Secured Revolving Line of Credit, $26 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.5 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
We may purchase equipment and materials for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries or manufacturing suppliers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
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
We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States federal government enacted significant tax reform, and certain provisions of the new law may adversely affect us. The Tax Cuts and Job Act of 2017 (the Tax Reform Act) has resulted in significant changes to the United States corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense. The Tax Reform Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to United States taxation. These changes became effective in 2018. We recorded preliminary estimates of the impact of the Tax Reform Act in accordance with Staff Accounting Bulletin No.118 (SAB 118). These estimates are subject to further analysis and review which may result in material adjustments in 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2018, we settled $87 million in aggregate principal amount of our 6.75% Notes with 4,530,863 treasury shares and $10 million in aggregate principal amount of our 7.50% Notes with 616,323 treasury shares.
Please refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the 6.75% Notes and 7.50% Notes.

ITEM 6.	EXHIBITS

*10.1	Amended and Restated 2017 Employee Stock Purchase Plan dated August 23, 2018.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 31, 2018	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer