Form 10-Q
period 2019-03-30
ADVANCED MICRO DEVICES INC
filed 2019-05-01
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 26, 2019: 1,081,600,723

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions, except per share amounts)
Net revenue	$1,272	$1,647
Cost of sales	751	1,050
Gross margin	521	597
Research and development	373	343
Marketing, general and administrative	170	134
Licensing gain	(60)	—
Operating income	38	120
Interest expense	(27)	(31)
Other income (expense), net	(7)	1
Income before income taxes and equity loss	4	90
Provision (benefit) for income taxes	(13)	8
Equity loss in investee	(1)	(1)
Net income	$16	$81
Earnings per share
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
Shares used in per share calculation
Basic	1,044	968
Diluted	1,094	1,039
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Net income	$16	$81
Other comprehensive income (loss), net of tax of zero:
Unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	5	1
(Gains) losses reclassified into income	2	(4)
Total change in unrealized gains (losses) on cash flow hedges	7	(3)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	2
Total comprehensive income	$23	$80
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 30, 2019	December 29, 2018
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$978	$1,078
Marketable securities	216	78
Accounts receivable, net	1,241	1,235
Inventories, net	955	845
Prepayment and receivables—related parties	50	52
Prepaid expenses	65	57
Other current assets	172	195
Total current assets	3,677	3,540
Property and equipment, net	377	348
Operating lease right-of-use assets	214	—
Goodwill	289	289
Investment: equity method	57	58
Other assets	317	321
Total assets	$4,931	$4,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$70	$136
Accounts payable	484	528
Payables to related parties	446	533
Accrued liabilities	719	763
Other current liabilities	45	24
Total current liabilities	1,764	1,984
Long-term debt, net	1,024	1,114
Long-term operating lease liabilities	213	—
Other long-term liabilities	142	192
Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,087 and 1,010; shares outstanding: 1,082 and 1,005	11	10
Additional paid-in capital	9,246	8,750
Treasury stock, at cost (shares issued: 5 and 5)	(48)	(50)
Accumulated deficit	(7,420)	(7,436)
Accumulated other comprehensive loss	(1)	(8)
Total stockholders’ equity	1,788	1,266
Total liabilities and stockholders’ equity	$4,931	$4,556

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Cash flows from operating activities:
Net income	$16	$81
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	46	44
Stock-based compensation	41	32
Amortization of debt discount and issuance costs	9	10
Loss on debt redemption	8	1
Loss on sale/disposal of property and equipment	6	—
Other	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(5)	(295)
Inventories	(110)	(21)
Prepayment and receivables - related parties	2	15
Prepaid expenses and other assets	(11)	24
Payables to related parties	(87)	(38)
Accounts payable, accrued liabilities and other	(127)	39
Net cash used in operating activities	(213)	(107)
Cash flows from investing activities:
Purchases of property and equipment	(62)	(46)
Purchases of available-for-sale debt securities	(231)	—
Proceeds from maturity of available-for-sale debt securities	93	—
Collection of deferred proceeds on sale of receivables	25	21
Other	2	—
Net cash used in investing activities	(173)	(25)
Cash flows from financing activities:
Proceeds from warrant exercise by related party	449	—
Proceeds from issuance of common stock through employee equity incentive plans	1	6
Repayments of long-term debt	(164)	(14)
Net cash provided by (used in) financing activities	286	(8)
Net decrease in cash, cash equivalents, and restricted cash	(100)	(140)
Cash, cash equivalents, and restricted cash at beginning of period	1,083	1,191
Cash, cash equivalents, and restricted cash at end of period	$983	$1,051
Supplemental cash flow information:
Non-cash activities:
Purchases of property and equipment, accrued but not paid	$62	$47
Issuance of treasury stock to partially settle debt	$7	$—
Deferred proceeds on sale of receivables	$—	$11
Other	$3	$—

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$978	$1,045
Restricted cash included in Other current assets	5	3
Restricted cash included in Other assets	—	3
Total cash, cash equivalents, and restricted cash	$983	$1,051
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$10	$9
Common stock issued under employee equity incentive plans, net of tax withholding	—	1
Issuance of common stock upon warrant exercise	1	—
Balance, end of period	$11	$10
Additional paid-in capital
Balance, beginning of period	$8,750	$8,464
Common stock issued under employee equity incentive plans, net of tax withholding	1	6
Stock-based compensation	41	32
Issuance of common stock upon warrant exercise	448	—
Issuance of treasury stock to partially settle debt	5	—
Other	1	—
Balance, end of period	$9,246	$8,502
Treasury stock
Balance, beginning of period	$(50)	$(108)
Issuance of treasury stock to partially settle debt	2	—
Balance, end of period	$(48)	$(108)
Accumulated deficit
Balance, beginning of period	$(7,436)	$(7,775)
Net income	16	81
Cumulative effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	2
Balance, end of period	$(7,420)	$(7,692)
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(8)	$6
Other comprehensive income (loss)	7	(3)
Balance, end of period	(1)	3
Total stockholders' equity	$1,788	$715
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 30, 2019 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2019. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders' equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. All periods presented conform to the current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three months ended March 30, 2019 and March 31, 2018 each consisted of 13 weeks.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.
Significant Accounting Policies. Except for the accounting policies highlighted below, there have been no material changes to the Company's significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Leases. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease at the commencement date. Operating and finance leases result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease ROU asset is recognized net of any lease payments made and any lease incentives. Specific lease terms may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company's condensed consolidated balance sheet. The Company's finance leases are immaterial.
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
For periods prior to the three months ended March 30, 2019, any ineffective portion was immediately recorded in Other income (expense), net. As a result of adopting ASU 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), beginning in January 2019, the ineffective portion will be held in accumulated other comprehensive income (loss) until the associated forecasted transaction affects earnings and such amounts are included in the same line item in earnings as the associated forecasted transaction.

The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in earnings.
Recently Adopted Accounting Standards
Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which amends disclosure requirements for fair value measurement. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein with early adoption permitted. The Company early adopted this guidance in the first quarter of 2019 with no material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to legacy guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard using the optional adoption method in the first quarter of 2019, whereby the Company did not have to adjust comparative period financial statements for the new standard and recorded $228 million of right-of-use assets and $261 million of lease liabilities primarily related to office buildings in its consolidated balance sheet as of December 30, 2018. The Company's accounting for capital leases, now referred to as finance leases, remains substantially unchanged.
The Company's adoption of the new standard had no impact on its consolidated statement of operations or on net cash provided by or used in operating, financing, or investing activities on its consolidated statement of cash flows.
Upon adoption, the Company elected a transition practical expedient under the new accounting standard allowing it not to separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows companies to reclassify certain tax effects resulting from the 2017 Tax Cuts and Jobs Act (Tax Act), from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 with no impact on its consolidated financial statements.
Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 with no material impact on its consolidated financial statements.
 Recently Issued Accounting Standards
There were no other significant updates to the recently issued accounting standards other than as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.
NOTE 2. GLOBALFOUNDRIES
Wafer Supply Agreement. In March 2009, the Company and GLOBALFOUNDRIES Inc. (GF) entered into a Wafer Supply Agreement (the WSA) under which, among other terms, the Company would purchase wafers from GF. The WSA, which has been amended from time to time, governs the terms by which the Company purchases products manufactured by GF.
Seventh Amendment to Wafer Supply Agreement. On January 28, 2019, the Company entered into a seventh amendment (the Seventh Amendment) to the WSA with GF. The Seventh Amendment modifies certain purchase commitments, pricing and other terms of the WSA applicable to wafer purchases at the 12 nm technology node and above by the Company for the period commencing on January 1, 2019 and continuing through March 1, 2024.

The Seventh Amendment also provides the Company with full flexibility to contract with any wafer foundry with respect to all products manufactured using 7nm and smaller technology nodes without any one-time payments or royalties by the Company to GF.
Further, the Company and GF agreed to modify the annual wafer purchase targets previously agreed to for years 2019 and 2020. The parties also agreed to an annual wafer purchase target for 2021 and agreed to pricing for wafers purchased for years 2019, 2020 and 2021. If the Company does not meet the annual wafer purchase target for any of these years, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The Company expects that its future purchases from GF will be material under the WSA, which is in place until March 1, 2024. The Company also agreed to continue to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other during the three months ended March 30, 2019 and March 31, 2018 were $378 million and $398 million, respectively. Included in the total purchases during the three months ended March 30, 2019 were amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed by the Company and GF. As of March 30, 2019 and December 29, 2018, the amount of prepayment and other receivables related to GF was $12 million and $18 million, respectively, included in Prepayment and receivables—related parties on the Company’s condensed consolidated balance sheets. As of March 30, 2019 and December 29, 2018, the amount of payable to GF was $246 million and $326 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets.
Warrant Agreement. On August 30, 2016, in consideration for the limited waiver and rights under the WSA Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns were entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share.
During the three months ended March 30, 2019, WCH exercised its warrant to purchase 75 million shares of the Company’s common stock at a purchase price of $5.98 per share for a total amount of $448.5 million.
GF continues to be a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, and a member of the Company's Board of Directors is associated with Mubadala. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala.

NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of March 30, 2019 and December 29, 2018, Accounts receivable, net included unbilled accounts receivable of $353 million and $308 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	March 30, 2019	December 29, 2018
	(In millions)
Raw materials	$120	$134
Work in process	548	354
Finished goods	287	357
Total inventories, net	$955	$845
Property and Equipment, net

	March 30, 2019	December 29, 2018
	(In millions)
Leasehold improvements	$181	$179
Equipment	808	798
Construction in progress	112	78
Property and equipment, gross	1,101	1,055
Accumulated depreciation	(724)	(707)
Total property and equipment, net	$377	$348
Other Assets

	March 30, 2019	December 29, 2018
	(In millions)
Software technology and licenses, net	$222	$226
Other	95	95
Total other assets	$317	$321

Accrued Liabilities

	March 30, 2019	December 29, 2018
	(In millions)
Accrued compensation and benefits	$226	$236
Marketing programs and advertising expenses	241	275
Software technology and licenses payable	56	28
Other	196	224
Total accrued liabilities	$719	$763
Other Current Liabilities

	March 30, 2019	December 29, 2018
	(In millions)
Unearned revenue	$2	$11
Operating lease liabilities	38	—
Other	5	13
Total other current liabilities	$45	$24
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Beginning balance	$11	$85
Unearned revenue	1	86
Revenue recognized during the period	(10)	(24)
Ending balance	$2	$147
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of March 30, 2019 is $70 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $70 million in the next 12 months.
The revenue allocated to remaining performance obligations did not include amounts which have an original contractual expected duration of less than one year.

NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV). The Company has no obligation to fund the ATMP JV.
The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of March 30, 2019 and December 29, 2018, the carrying value of the Company’s investment in the ATMP JV was $57 million and $58 million, respectively. The ATMP JV is a related party of the Company. The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company currently pays the ATMP JV for ATMP services on a cost-plus basis. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under inventory management is reported within purchases and resales with the ATMP JV and does not impact the Company’s condensed consolidated statement of operations.
The Company’s total purchases from the ATMP JV during the three months ended March 30, 2019 and March 31, 2018 amounted to $132 million and $135 million, respectively. As of March 30, 2019 and December 29, 2018, the amount payable to the ATMP JV was $201 million and $207 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales back to the ATMP JV during the three months ended March 30, 2019 and March 31, 2018 amounted to $26 million and $6 million, respectively. As of March 30, 2019 and December 29, 2018, the Company had receivables from ATMP JV of $25 million and $16 million, respectively, included in Prepayment and receivables—related parties on the Company’s condensed consolidated balance sheets.
For both the three months ended March 30, 2019 and March 31, 2018, the Company recorded $1 million in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV.
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
The Company’s share in the net losses of the THATIC JV for the three months ended March 30, 2019 was not material and is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of March 30, 2019. As of March 30, 2019 and December 29, 2018, the total assets and liabilities of the THATIC JV were not material.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of $293 million in license fees payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as licensing gain within other operating income. For the three months ended March 30, 2019, the Company recognized $60 million as licensing gain associated with the Licensed IP.
In March 2017, the Company entered into a development and intellectual property agreement (Development and IP) with the THATIC JV, and also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such agreement. The Company classifies Development and IP income and royalty income, associated with the March 2017 agreement, as revenue once earned.
In addition, from time to time, the Company enters into certain agreements with the THATIC JV to provide other services primarily related to research and development.

The Company’s receivable from the THATIC JV for the above agreements was $13 million and $18 million as of March 30, 2019 and December 29, 2018, respectively, included in Prepayment and receivables—related parties on its condensed consolidated balance sheets.
NOTE 6. Debt and Secured Revolving Line of Credit
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million, in aggregate, principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually in March and September of each year, commencing in March 2017. As of March 30, 2019, the Company had $805 million principal amount outstanding.
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
The first event described in (1) above was met during the first quarter of 2019 and as a result, the 2.125% Notes are convertible at the option of the holder from April 1, 2019 until June 30, 2019.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of March 30, 2019.
The 2.125% Notes consisted of the following:

	March 30, 2019	December 29, 2018
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(256)	(262)
Unamortized debt issuance costs	(10)	(11)
Net carrying amount	$539	$532
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of March 30, 2019, the remaining life of the 2.125% Notes was approximately 90 months.

Based on the closing price of the Company’s common stock of $25.52 on March 29, 2019, the last trading day of the three months ended March 30, 2019, the if-converted value of the 2.125% Notes exceeded its principal amount by $1,763 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Contractual interest expense	$4	$4
Interest cost related to amortization of the debt discount	$6	$6
6.75% Senior Notes Due 2019
On February 26, 2014, the Company issued $600 million of its 6.75% Senior Notes due March 1, 2019 (6.75% Notes). The 6.75% Notes were general unsecured senior obligations of the Company. Interest was payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. During the three months ended March 30, 2019, the Company redeemed the remaining $66 million in aggregate principal amount of its 6.75% Notes with a combination of cash and treasury stock.
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
During the three months ended March 30, 2019, the Company repurchased $25 million in aggregate principal amount of its 7.50% Notes in cash. As of March 30, 2019, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
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
During the three months ended March 30, 2019, the Company repurchased $74 million in aggregate principal amount of its 7.00% Notes with a combination of cash and treasury stock. As of March 30, 2019, the outstanding aggregate principal amount of the 7.00% Notes was $176 million.
For the three months ended March 30, 2019, the Company recorded an $8 million loss on extinguishment of debt associated with the debt redemption and repurchases noted above.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 7.50% Notes and 7.00% Notes with cash or other assets and the 2.125% Notes with stock from time to time in the open market or through privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable.
Secured Revolving Line of Credit

The Company, a group of lenders and Bank of America N.A., acting as the agent for the lenders, are parties to an amended and restated loan and security agreement, as amended (the Agreement). The Agreement provides for a secured revolving line of credit (the Secured Revolving Line of Credit) that allows the Company to borrow, repay and re-borrow amounts from time to time up to $500 million with up to $45 million available for issuance of letters of credit, subject to certain conditions. The Secured Revolving Line of Credit is limited up to a certain amount of eligible accounts receivable, as determined in accordance with the Agreement. The size of the commitment under the Secured Revolving Line of Credit may be increased by up to an aggregate amount of $200 million. The commitments under the Secured Revolving Line of Credit are available through March 21, 2022. The Company is subject to commitment fees and letter of credit facility fees and is are required to comply with certain covenants under the Agreement.
The Secured Revolving Line of Credit bears interest, at the option of the Company, either at (a) a customary London Interbank Offered Rate (LIBOR) plus an applicable margin (as determined in accordance with the agreement), or (b) (i) the greatest of (x) the bank’s prime rate, (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.50%, and (z) LIBOR for a one-month period plus 1.00%, plus (ii) an applicable margin.
As of March 30, 2019 and December 29, 2018, the Secured Revolving Line of Credit had an outstanding loan balance of $70 million, at an interest rate of 6.00% and 6.00%, respectively. As of March 30, 2019, the Company had $26 million of letters of credit outstanding and up to $119 million available for future borrowings under the Secured Revolving Line of Credit. The Company reports its intra-period changes in its revolving credit balance on a net basis in its condensed consolidated statement of cash flows as the Company intends the period of the borrowings to be brief, repaying borrowed amounts within 90 days. As of March 30, 2019, the Company was in compliance with all required covenants under the Agreement.
NOTE 7. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding.
Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus potentially dilutive shares outstanding during the period using the average market price for the respective period. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed exercise of the warrant under the Warrant Agreement with WCH prior to the exercise of the warrant on February 13, 2019. Potentially dilutive shares issuable upon conversion of the 2.125% Notes are calculated using the if-converted method.
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions, except per share amounts)
Numerator
Net income	$16	$81
Denominator
Basic weighted-average shares	1,044	968
Effect of potentially dilutive shares:
Employee equity incentive plans and warrants	50	71
Diluted weighted-average shares	1,094	1,039
Earnings per share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 103 million for both the three months ended March 30, 2019 and March 31, 2018 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 8. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
Cash and financial instruments measured and recorded at fair value as of March 30, 2019 and December 29, 2018 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
March 30, 2019
Cash	$630	$630	$—
Level 1(1)
Government money market funds	$5	$5	$—
Total level 1	$5	$5	$—
Level 2(2)
Commercial paper	$559	$343	$216
Total level 2	$559	$343	$216
Total	$1,194	$978	$216

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 29, 2018
Cash	$315	$315	$—
Level 1(1)
Government money market funds	$275	$275	$—
Total level 1	$275	$275	$—
Level 2(2)
Commercial paper	$566	$488	$78
Total level 2	$566	$488	$78
Total	$1,156	$1,078	$78

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to those amounts presented above, as of both March 30, 2019 and December 29, 2018, the Company had $5 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented.
As of March 30, 2019 and December 29, 2018, the Company also had $22 million and $21 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
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

	March 30, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt, net	$70	$70	$136	$136
Long-term debt, net(1)	$1,024	$3,147	$1,114	$2,428

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $14 million as of March 30, 2019 and $16 million as of December 29, 2018, and net of unamortized debt discount associated with the 2.125% Notes of $256 million as of March 30, 2019 and $262 million as of December 29, 2018.

The Company’s long-term debt is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holder as of March 30, 2019. The estimated fair value of the 2.125% Notes take into account the value between the Company’s stock price as of the end of the quarter and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges and Foreign Currency Forward Contracts not Designated as Hedges
The following table shows the impact of gains (losses) resulting from cash flow hedges and foreign currency forward contracts not designated as hedges on the respective condensed consolidated statement of operations line items:

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 30, 2019			March 31, 2018
	Research and development	Marketing, general and administrative	Other income (expense), net	Research and development	Marketing, general and administrative	Other income (expense), net
	(In millions)
Total amounts presented in the condensed consolidated statements of operations in which the effects of cash flow hedges were recorded	$373	$170	$(7)	$343	$134	$1

Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Gains (losses) reclassified from OCI into income	(2)	—	—	3	1	—
Contracts not designated as hedging instruments
Gains (losses) recognized in income	—	—	—	—	—	(2)
Total Gains (losses)	$(2)	$—	$—	$3	$1	$(2)
For foreign currency contracts designated as cash flow hedges, the amounts excluded from the assessment of hedge effectiveness were immaterial.
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

The following table shows the fair value amounts included in Other current assets should the foreign currency forward contracts be in a gain position or included in Other current liabilities should these contracts be in a loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets as follows:

	March 30, 2019	December 29, 2018
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments - Gain	$3	$8
Contracts designated as cash flow hedging instruments - Loss	$(3)	$(1)
As of March 30, 2019 and December 29, 2018, the notional values of the Company’s outstanding foreign currency forward contracts were $517 million and $396 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 9. Income Taxes
For the three months ended March 30, 2019, the Company recorded an income tax benefit of $13 million associated with a credit to U.S. taxes due to the completion of certain internal tax structuring.
For the three months ended March 31, 2018, the Company recorded an income tax provision of $8 million, consisting primarily of $5 million for U.S. taxes and $3 million of foreign taxes in profitable locations.
As of March 30, 2019, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of March 30, 2019, in management’s estimate, is not more likely than not to be achieved.
The Company’s total gross unrecognized tax benefits were $50 million as of March 30, 2019. The Company does not believe it is reasonably possible that unrecognized tax benefits will materially change in the next 12 months. However, the settlement, resolution or closure of tax audits are highly uncertain.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete and integrated graphics processing units (GPUs), and datacenter and professional GPUs. The Company also licenses portions of its IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles. The Company also licenses portions of its IP portfolio.

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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Net revenue:
Computing and Graphics	$831	$1,115
Enterprise, Embedded and Semi-Custom	441	532
Total net revenue	$1,272	$1,647
Operating income (loss):
Computing and Graphics	$16	$138
Enterprise, Embedded and Semi-Custom	68	14
All Other (1)	(46)	(32)
Total operating income	$38	$120
(1) All Other operating losses consisted of $41 million of stock-based compensation expense and a $5 million contingent loss in connection with a legal matter for the three months ended March 30, 2019 and $32 million stock-based compensation expense for the three months ended March 31, 2018.
NOTE 11. Stock-Based Incentive Compensation Plans
Restricted Stock Units
During the three months ended March 30, 2019 and March 31, 2018, the Company granted 0.8 million and 2.2 million of restricted stock units, including an immaterial number of performance-based restricted stock units (PRSUs) with market conditions, with weighted average grant date fair value per share of $24.32 and $12.17, respectively.
For the three months ended March 30, 2019 and March 31, 2018, the Company recorded stock-based compensation expense under employee equity incentive plans of $41 million and $32 million, respectively.
NOTE 12. Contingencies
Wessels, Hamilton and Ha Shareholder Derivative Lawsuits
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
On November 19, 2018, the Hamilton and Ha plaintiffs filed a motion seeking summary reversal of the order dismissing their claims. The Company opposed this motion on December 13, 2018, and the Court denied it on February 25, 2019. The Wessels, Hamilton, and Ha appeals are currently pending. Briefing in each appeal is scheduled to be completed later this year.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Hauck et al. Litigation
Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company's processors cannot perform at its advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased AMD processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court's order directing parties to litigate only eight of the causes of action in the consolidated amended complaint initially, the Company filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted the Company's motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December 6, 2018. On January 3, 2019, the Company again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted the Company's motion and dismissed all claims currently at issue with prejudice. A case management conference is scheduled for May 8, 2019 where the parties and the court will discuss how the case will proceed in light of the court's ruling.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against the Company, alleging infringement of six patents related to memory controllers and integrated circuit structures. On April 15, 2019, the Company filed a motion to dismiss portions of MediaTek's complaint. On April 29, 2019, MediaTek filed an amended complaint.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief:

•
MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd, and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 725 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 201110060964.1, titled “Integrated Circuit Chip.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the Patent Reexamination Board of the China National Intellectual Property Administration (CNIPA).  The Court has set an initial hearing for June 20, 2019.

•
MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd., and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 726 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200920178360.5, titled “Integrated Inductor Structure.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA.  The Court has set an initial hearing for June 20, 2019.

•
MediaTek Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, . 2019 Yue 03 Min Chu No. 727 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000212.9, titled “Integrated Circuit Chip and Seal Ring Structure of the Same.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court has set an initial hearing for June 21, 2019.

•
MediaTek, Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd. Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 728 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000930.6, titled “Seal Ring Structure for Integrated Circuit.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court has set an initial hearing for June 21, 2019.

Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations .
NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Unrealized gains (losses) on cash flow hedges
	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Beginning balance	$(8)	$6
Unrealized gains arising during the period	5	1
(Gains) losses reclassified into income	2	(4)
Total other comprehensive income (loss)	7	(3)
Ending balance	$(1)	$3

NOTE 14. Leases
The Company has entered into operating and finance leases for its corporate office, datacenters and research and development facilities and certain equipment. The leases expire at various dates through 2028, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. For the three months ended March 30, 2019, the Company recorded $13 million of operating lease expense. The Company's finance leases and short-term leases are immaterial.
Supplemental cash flow information related to leases is as follows:

March 30, 2019
(In millions)
Cash paid for operating leases included in operating cash flows	$9
Weighted-average remaining lease term – operating leases	7 years
Weighted-average discount rate – operating leases	6.20%
Future minimum lease payments under non-cancellable operating lease liabilities are as follows:

March 30, 2019
(In millions)
2019 (9 months remaining)	$41
2020	49
2021	43
2022	40
2023	36
Thereafter	103
Total minimum lease payments	$312
Less: interest	(61)
Present value of net minimum lease payments	251
Less: current portion	(38)
Total	$213

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things:demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; expected seasonality trends; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD’s ability to meet its wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; sales patterns of AMD’s PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; AMD’s reliance on the JVs for ATMP services; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain secured revolving line of credit (Secured Revolving Line of Credit) made available to AMD and certain of its subsidiaries under the Amended and Restated Loan Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements, manufactured at process nodes larger than 7 nanometer (nm) from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD’s business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; AMD’s products may be subject to security vulnerabilities that could have a material adverse effect on AMD; IT outages, data loss, data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business, reputation and operations; AMD’s operating results are subject to quarterly and seasonal sales patterns; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the secured revolving line of credit (Secured Revolving Line of Credit) impose restrictions on AMD that may adversely affect AMD’s ability to operate its business; the markets in which AMD’s products are sold are highly competitive; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD’s existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and add-in-board (AIB) partners subjects it to certain risks; AMD may incur future impairments of goodwill and technology license purchases; AMD’s inability to continue to a ttract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Line of Credit, which would result in a default under the indentures and its Secured Revolving Line of Credit; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; acquisitions, divestitures and/or joint ventures could disrupt its business, harm its financial condition and operating results or dilute, or adversely affect the price of, its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD’s stock price is subject to volatility; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," (MD&A) and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 29, 2018 and December 30, 2017, and for each of the three years for the period ended December 29, 2018 as filed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Overview
We are a global semiconductor company primarily offering:

•
x86 microprocessors, as standalone devices or as incorporated into an accelerated processing unit (APU), chipsets, discrete and integrated graphics processing units (GPUs), and datacenter and professional GPUs; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles.

We also license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 30, 2019 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended March 30, 2019 was $1.27 billion, a 23% decrease compared to the prior year period. The decrease was primarily due to a 26% decrease in Computing and Graphics net revenue and a 17% decrease in Enterprise, Embedded and Semi-Custom net revenue. The decrease in the Computing and Graphics segment net revenue was primarily due to lower sales of our Radeon™ channel products caused primarily by the decline in blockchain-related demand, partially offset by higher demand for our Ryzen™ processors and datacenter GPUs. The decrease in the Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to lower semi-custom revenue, partially offset by higher EPYC™ server products revenue. Our operating income for the three months ended March 30, 2019 was $38 million compared to an operating income of $120 million for the prior year period. Our net income for the three months ended March 30, 2019 was $16 million compared to a net income of $81 million for the prior year period.
Cash, cash equivalents and marketable securities as of March 30, 2019 were $1.19 billion, compared to $1.16 billion as of December 29, 2018.
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
Results of Operations
We report our financial performance based on the following two reportable segments: the Computing and Graphics segment and the Enterprise, Embedded and Semi-Custom segment.
Additional information on our reportable segments is contained in Note 10: Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, first quarter PC product sales are generally lower than fourth quarter sales and, with respect to our semi-custom SoC products for game consoles our sales pattern usually reflects higher sales in the second and third quarters compared to the first and fourth quarters.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Net revenue:
Computing and Graphics	$831	$1,115
Enterprise, Embedded and Semi-Custom	441	532
Total net revenue	$1,272	$1,647
Operating income (loss):
Computing and Graphics	$16	$138
Enterprise, Embedded and Semi-Custom	68	14
All Other	(46)	(32)
Total operating income	$38	$120
Computing and Graphics
Computing and Graphics net revenue of $831 million for the three months ended March 30, 2019 decreased by 26%, compared to net revenue of $1.1 billion for the prior year period, primarily as a result of an 8% decrease in unit shipments, partially offset by a 4% increase in average selling price. The decrease in unit shipments was primarily attributable to lower demand for our Radeon channel products caused primarily by the decline in blockchain-related demand, partially offset by higher demand for our Ryzen processors. The increase in average selling price was driven by higher demand for our Ryzen processors and datacenter GPUs, partially offset by lower demand for our Radeon channel products.
Computing and Graphics operating income was $16 million for the three months ended March 30, 2019, compared to an operating income of $138 million for the prior year period. The decline in operating income was primarily driven by lower sales of Radeon products and higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $441 million for the three months ended March 30, 2019 decreased by 17%, compared to net revenue of $532 million for the prior year period, primarily as a result of lower semi-custom product revenue, partially offset by higher sales of our EPYC server products.
Enterprise, Embedded and Semi-Custom operating income was $68 million for the three months ended March 30, 2019 compared to operating income of $14 million for the prior year period. The improvement in operating income was primarily due to a licensing gain of $60 million, partially offset by higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $46 million for the three months ended March 30, 2019 consisted of a $41 million stock-based compensation expense and a $5 million contingent loss accrual on a legal matter. All Other operating loss of $32 million for the prior year period was related to stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 77% for the three months ended March 30, 2019 and 82% for the prior year period. The decrease in international sales as a percentage of net revenue for the three months ended March 30, 2019 compared to the prior year period was primarily driven by a lower proportion of revenue from Taiwan-related sales of our products within the Computing and Graphics segment.
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

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions except for percentages)
Cost of sales	$751	$1,050
Gross margin	521	597
Gross margin percentage	41%	36%
Research and development	373	343
Marketing, general and administrative	170	134
Licensing gain	(60)	—
Interest expense	(27)	(31)
Other income (expense), net	(7)	1
Provision (benefit) for income taxes	(13)	8
Equity loss in investee	$(1)	$(1)
Gross Margin
Gross margin as a percentage of net revenue was 41% for the three months ended March 30, 2019, compared to 36% for the prior year period. The improvement in gross margin was primarily driven by higher sales of Ryzen products with higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $373 million for the three months ended March 30, 2019 increased by $30 million, or 9%, compared to $343 million for the prior year period, primarily due to an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $170 million for the three months ended March 30, 2019 increased by $36 million, or 27%, compared to $134 million for the prior year period, primarily due to an increase in go to market activities.
Interest Expense
Interest expense for the three months ended March 30, 2019 was $27 million, compared to $31 million for the prior year period. The decrease was primarily due to lower debt balances.
Other Income (Expense), Net
Other expense, net of $7 million for the three months ended March 30, 2019 increased by $8 million, compared to $1 million of Other income, net for the prior year period. The change from the prior year period was primarily due to a $7 million increase in loss on extinguishment of debt.
Provision (Benefit) For Income Taxes
For the three months ended March 30, 2019, we recorded an income tax benefit of $13 million associated with a credit to U.S. taxes due to the completion of certain internal tax structuring.
For the three months ended March 31, 2018, we recorded an income tax provision of $8 million, consisting primarily of $5 million for U.S. taxes and $3 million of foreign taxes in profitable locations.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 30, 2019, our cash, cash equivalents and marketable securities were $1.19 billion, compared to $1.16 billion as of December 29, 2018. The percentage of cash and cash equivalents held domestically was 94% as of March 30, 2019, compared to 88% as of December 29, 2018. Our operating, investing and financing activities for the three months ended March 30, 2019 compared to the prior year period are as described below:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions )
Net cash provided by (used in):
Operating activities	$(213)	$(107)
Investing activities	$(173)	$(25)
Financing activities	$286	$(8)
The aggregate principal amount of our outstanding debt obligations was $1.4 billion and $1.5 billion as of March 30, 2019 and December 29, 2018, respectively.
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
Operating Activities
Net cash used in operating activities was $213 million for the three months ended March 30, 2019 compared to $107 million for the prior year period. The increase in net cash used in operating activities was primarily due to changes in working capital, largely driven by timing of accounts payable payments.
Investing Activities
Net cash used in investing activities was $173 million for the three months ended March 30, 2019, which primarily consisted of $231 million for purchases of available-for-sale debt securities and $62 million for purchases of property and equipment, partially offset by $93 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $25 million for the three months ended March 31, 2018, which primarily consisted of $46 million for purchases of property and equipment, partially offset by collection of deferred proceeds on sale of receivables.
Financing Activities
Net cash provided by financing activities was $286 million for the three months ended March 30, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. (WCH), partially offset by $164 million for the redemption of our 6.75% Senior Notes due 2019 (6.75% Senior Notes) and repurchase of our 7.50% Senior Notes due 2020 (7.50% Senior Notes) and 7.00% Senior Notes due 2024 (7.00% Notes).
Net cash used in financing activities was $8 million for the three months ended March 31, 2018, which consisted of a cash outflow of $14 million for the repurchase of our 6.75% Notes, partially offset by a cash inflow of $6 million for proceeds from issuance of common stock from the exercise of employee stock options.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of March 30, 2019, and is supplemented by the discussion following the table:

	Payments due by period as of March 30, 2019
(In millions)	Total	2019 (9 months remaining)	2020	2021	2022	2023	2024 and thereafter
Term Debt	$1,293	$—	$—	$—	$312	$—	$981
Secured Revolving Line of Credit	70	70	—	—	—	—	—
Other long-term liabilities (1)	150	27	44	41	35	1	2
Aggregate interest obligation (2)	274	41	54	54	44	29	52
Operating leases	317	41	51	45	41	36	103
Purchase obligations (3)	339	285	31	16	5	2	—
Obligations to GF (4)	2,315	1,014	781	520	—	—	—
Total contractual obligations (5)	$4,758	$1,478	$961	$676	$437	$68	$1,138

(1)	Amounts largely represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

(3)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

(4)
Includes our currently expected purchases from GF for the remainder of 2019 for wafer manufacturing and research and development activities and minimum purchase obligations for wafer purchases for years 2019 through 2021. We cannot meaningfully quantify or estimate our future purchase obligations to GF beyond 2021 but expect that our future purchases from GF will continue to be material.

(5)
Total amount excludes contractual obligations already recorded on our condensed consolidated balance sheets except for debt obligations, leases, and other liabilities related to software and technology licenses and IP licenses.

The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of March 30, 2019, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes for the three months ended March 30, 2019 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
There have not been any material changes in market risk since December 29, 2018.

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
As of March 30, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended March 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Wessels, Hamilton and Ha Shareholder Derivative Lawsuits
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
On November 19, 2018, the Hamilton and Ha plaintiffs filed a motion seeking summary reversal of the order dismissing their claims. We opposed this motion on December 13, 2018, and the Court denied it on February 25, 2019. The Wessels, Hamilton, and Ha appeals are currently pending. Briefing in each appeal is scheduled to be completed later this year.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Hauck et al. Litigation
Since January 19, 2018, three putative class action complaints have been filed against us in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that we failed to disclose our processors’ alleged vulnerability to Spectre. Plaintiffs further allege that our processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased our processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court’s order directing the parties to litigate only eight of the causes of action in the consolidated amended complaint initially, we filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted our motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December

6, 2018. On January 3, 2019, we again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted our motion and dismissed all claims currently at issue with prejudice. A case management conference is scheduled for May 8, 2019, where the parties and the court will discuss how the case will proceed in light of the court's ruling.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against us, alleging infringement of six patents related to memory controllers and integrated circuit structures.  On April 15, 2019, we filed a motion to dismiss portions of MediaTek’s complaint. On April 29, 2019, MediaTek filed an amended complaint.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief:
•MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd, and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 725 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 201110060964.1, titled “Integrated Circuit Chip.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the Patent Reexamination Board of the China National Intellectual Property Administration (CNIPA).  The Court has set an initial hearing for June 20, 2019.
•MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd. and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 726 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200920178360.5, titled “Integrated Inductor Structure.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA.  The Court has set an initial hearing for June 20, 2019.
•MediaTek Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 727 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000212.9, titled “Integrated Circuit Chip and Seal Ring Structure of the Same.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA.  The Court has set an initial hearing for June 21, 2019.
•MediaTek, Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd.,AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 728 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000930.6, titled “Seal Ring Structure for Integrated Circuit.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA.  The Court has set an initial hearing for June 21, 2019.
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
In January 2019, we entered into the seventh amendment to the WSA with GF (the Seventh Amendment). The Seventh Amendment modifies certain purchase commitments, pricing and other terms of the WSA applicable to wafer purchases at the 12 nm technology node and above by us for the period commencing January 1, 2019 and continuing through March 1, 2024. If we fail to meet the agreed wafer purchase target during a calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
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
The products that we sell are complex and may be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may also depend on third parties, such as customers, vendors and end users, to deploy our mitigations or create their own, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We also are subject to claims and litigation related to Spectre side-channel exploits and may face additional claims or litigation for future vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or financial results.
IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. Maintaining the security of this information is important to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker and consumer data is important to our business and our workers and consumers have a high expectation that we will adequately protect their personal information.
We anticipate ongoing and increasing costs related to:

•	enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components;
•training workers to maintain and monitor our security controls;
•remediating any data security breach and addressing the related litigation;
•mitigating reputational harm; and

•	compliance with external regulations, such as the European Union's General Data Protection Regulation and the California Consumer Privacy Act.
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
A breach of data privacy may cause significant disruption of our business operations. Failure to adequately maintain and update our security systems could materially adversely affect our operations and our ability to maintain worker confidence. Failure to prevent unauthorized access to electronic and other confidential information, IT outages, data loss and data breaches could materially adversely affect our financial condition, our competitive position and operating results.
Our operating results are subject to quarterly and seasonal sales patterns.
The profile of our sales may be weighted differently during the year. A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales, and with respect to our semi-custom SoC products for game consoles our sales pattern usually reflects higher sales in the second and third quarters compared to the first and fourth quarters. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.
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
Our total debt as of March 30, 2019 was $1.1 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
The indentures governing our 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes) contain various covenants which limit our ability to, among other things:
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
The agreements governing our notes and our Secured Revolving Line of Credit contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes, 7.00% Notes and 2.125% Notes, as well as under our Secured Revolving Line of Credit. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Line of Credit to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes, 7.00% Notes or 2.125% Notes or the lenders under our Secured Revolving Line of Credit accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 79% for the three months ended March 30, 2019. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the first quarter of 2019, the sale price for conversion was satisfied as of the end of March 31, 2019 and as a result, the 2.125% Notes are eligible for conversion during the second calendar quarter of 2019. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China and South Korea have instituted restrictions on cryptocurrency trading and the valuations of the currencies, and corresponding interest in mining of such currencies are subject to significant fluctuations. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.
In the design and development of new and enhanced products, we rely on third-party intellectual property such as development and testing tools for software and hardware. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame or price point needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.

We depend on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support our business.
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g. BIOS, operating systems, drivers) and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on our add-in-board (AIB) partners to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software and other components cease or reduce their design, manufacture or production of current or future products that are based on or support our products , our business could be materially adversely affected.
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
We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIB partners to offer our competitors’ products. We are dependent on our distributors and AIB partners to supplement our direct marketing and sales efforts. If any significant distributor or AIB or a substantial number of our distributors or AIB partners terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. In addition, if we are unable to collect accounts receivable from our significant distributors and/or AIB partners, it could have a material adverse effect on our business. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Line of Credit. As of March 30, 2019, $70 million of borrowings were outstanding under the Secured Revolving Line of Credit, $26 million related to letters of credit under the Secured Revolving Line of Credit remained outstanding and $1.3 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Line of Credit.
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
Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. The majority of our ATMP services are provided by the JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the JVs, it could result in lost sales and have a material adverse effect on our business.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, as described in Note 12 of our condensed consolidated financial statements, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims, including those described in Note 12 of our condensed consolidated financial statements. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, including the claims described in Note 12 of our condensed consolidated financial statements, it could result in the payment of damages that could be material to our business.
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
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States federal government enacted significant tax reform, and certain provisions of the new law may adversely affect us. The Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) has resulted in significant changes to the United States corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense. The Tax Reform Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to United States taxation.
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
During the three months ended March 30, 2019, we settled $2 million in aggregate principal amount of our 6.75% Notes with 87,364 treasury shares and $5 million in aggregate principal amount of our 7.00% Notes with 234,701 treasury shares.
Please refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the 6.75% Notes and 7.00% Notes.

ITEM 6.	EXHIBITS

*10.1	Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated January 28, 2019.
**10.2	Offer Letter, between Advanced Micro Devices, Inc. and Sandeep Chennakeshu, dated January 14, 2019.
**10.3	Sign-On Bonus Agreement, between Advanced Micro Devices, Inc. and Sandeep Chennakeshu, dated January 19, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
** Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 1, 2019	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer