Form 10-Q
period 2019-06-29
ADVANCED MICRO DEVICES INC
filed 2019-07-31
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-07882

ADVANCED MICRO DEVICES INC
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2485 Augustine Drive
Santa Clara,
California	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 749-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMD	The Nasdaq Global Select Market
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 26, 2019: 1,085,546,359

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions, except per share amounts)
Net revenue	$1,531	$1,756	$2,803	$3,403
Cost of sales	910	1,104	1,661	2,154
Gross profit	621	652	1,142	1,249
Research and development	373	357	746	700
Marketing, general and administrative	189	142	359	276
Licensing gain	—	—	(60)	—
Operating income	59	153	$97	$273
Interest expense	(25)	(31)	(52)	(62)
Other income (expense), net	3	1	(4)	2
Income before income taxes and equity loss	37	123	41	213
Provision (benefit) for income taxes	2	6	(11)	14
Equity loss in investee	—	(1)	(1)	(2)
Net income	$35	$116	$51	$197
Earnings per share
Basic	$0.03	$0.12	$0.05	$0.20
Diluted	$0.03	$0.11	$0.05	$0.19
Shares used in per share calculation
Basic	1,084	972	1,064	970
Diluted	1,109	1,147	1,102	1,043

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Net income	$35	$116	$51	$197
Other comprehensive income (loss), net of tax of zero:
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(1)	(12)	4	(11)
(Gains) losses reclassified into income	2	(1)	4	(5)
Total change in unrealized gains (losses) on cash flow hedges	1	(13)	8	(16)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	—	2
Total comprehensive income	$36	$103	$59	$183

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 29, 2019	December 29, 2018
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$963	$1,078
Marketable securities	165	78
Accounts receivable, net	1,333	1,235
Inventories, net	1,015	845
Prepayments and receivables—related parties	30	34
Prepaid expenses and other current assets	248	270
Total current assets	3,754	3,540
Property and equipment, net	458	348
Operating lease right-of-use assets	212	—
Goodwill	289	289
Investment: equity method	58	58
Other assets	331	321
Total assets	$5,102	$4,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$—	$136
Accounts payable	828	834
Payables to related parties	201	207
Accrued liabilities	727	783
Other current liabilities	48	24
Total current liabilities	1,804	1,984
Long-term debt, net	1,031	1,114
Long-term operating lease liabilities	211	—
Other long-term liabilities	155	192
Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,091 and 1,010; shares outstanding: 1,086 and 1,005	11	10
Additional paid-in capital	9,325	8,750
Treasury stock, at cost (shares issued: 5 and 5)	(50)	(50)
Accumulated deficit	(7,385)	(7,436)
Accumulated other comprehensive loss	—	(8)
Total stockholders’ equity	1,901	1,266
Total liabilities and stockholders’ equity	$5,102	$4,556

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
	(In millions)
Cash flows from operating activities:
Net income	$51	$197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	98	86
Stock-based compensation	86	65
Amortization of debt discount and issuance costs	18	20
Amortization of operating lease right-of-use assets	18	—
Loss on debt redemption	8	1
Loss on sale/disposal of property and equipment	8	—
Other	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(98)	(693)
Inventories	(170)	(56)
Prepayments and receivables - related parties	4	(11)
Prepaid expenses and other assets	(9)	58
Payables to related parties	(6)	35
Accounts payable, accrued liabilities and other	(187)	137
Net cash used in operating activities	(183)	(162)
Cash flows from investing activities:
Purchases of property and equipment	(120)	(89)
Purchases of available-for-sale debt securities	(231)	(35)
Proceeds from maturity of available-for-sale debt securities	144	—
Collection of deferred proceeds on sale of receivables	25	31
Other	2	—
Net cash used in investing activities	(180)	(93)
Cash flows from financing activities:
Repayments of short-term borrowings	(70)	—
Proceeds from warrant exercise by related party	449	—
Proceeds from issuance of common stock through employee equity incentive plans	35	35
Repayments of long-term debt	(164)	(15)
Other	(2)	—
Net cash provided by financing activities	248	20
Net decrease in cash, cash equivalents, and restricted cash	(115)	(235)
Cash, cash equivalents, and restricted cash at beginning of period	1,083	1,191
Cash, cash equivalents, and restricted cash at end of period	$968	$956
Supplemental cash flow information:
Non-cash activities:
Purchases of property and equipment, accrued but not paid	$119	$34
Issuance of treasury stock to partially settle debt	$7	$—
Deferred proceeds on sale of receivables	$—	$29
Other	$9	$—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$963	$948
Restricted cash included in Prepaid expenses and other current assets	5	5
Restricted cash included in Other assets	—	3
Total cash, cash equivalents, and restricted cash	$968	$956
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$11	$10	$10	$9
Common stock issued under employee equity incentive plans, net of tax withholding	—	—	—	1
Issuance of common stock upon warrant exercise	—	—	1	—
Balance, end of period	$11	$10	$11	$10
Additional paid-in capital
Balance, beginning of period	$9,246	$8,502	$8,750	$8,464
Common stock issued under employee equity incentive plans, net of tax withholding	34	29	35	35
Stock-based compensation	45	33	86	65
Issuance of common stock upon warrant exercise	—	—	449	—
Issuance of treasury stock to partially settle debt	—	—	4	—
Other	—	—	1	—
Balance, end of period	$9,325	$8,564	$9,325	$8,564
Treasury stock
Balance, beginning of period	$(48)	$(108)	$(50)	$(108)
Issuance of treasury stock to partially settle debt	—	—	3	—
Other	(2)	(1)	(3)	(1)
Balance, end of period	$(50)	$(109)	$(50)	$(109)
Accumulated deficit
Balance, beginning of period	$(7,420)	$(7,692)	$(7,436)	$(7,775)
Net income	35	116	51	197
Cumulative effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	—	2
Balance, end of period	$(7,385)	$(7,576)	$(7,385)	$(7,576)
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1)	$3	$(8)	$6
Other comprehensive income (loss)	1	(13)	8	(16)
Balance, end of period	—	(10)	—	(10)
Total stockholders' equity	$1,901	$879	$1,901	$879
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 29, 2019 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2019. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders' equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and six months ended June 29, 2019 and June 30, 2018 each consisted of 13 weeks and 26 weeks, respectively.
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
In applying its strategy, the Company uses foreign currency forward contracts to hedge certain forecasted revenue and expenses denominated in foreign currencies. The Company designates these contracts as cash flow hedges of forecasted revenue and expenses, to the extent eligible under the accounting rules, and evaluates hedge effectiveness prospectively and retrospectively. To the extent such hedges are effective, the Company records the gain or loss on these contracts as a component of accumulated other comprehensive income (loss) and it reclassifies such gains or losses to earnings in the same period during which the hedged transaction affects earnings. Such amounts are included in the same line item in earnings as the associated forecasted transaction.
The Company also uses, from time to time, foreign currency forward contracts to economically hedge recognized foreign currency exposures on the balance sheets of various subsidiaries. The Company does not designate these forward contracts as hedging instruments. Accordingly, the gain or loss associated with these contracts is immediately recorded in Other income (expense), net.

Recently Adopted Accounting Standards
Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurement. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this guidance in the first quarter of 2019 with no material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to legacy guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard using the optional adoption method in the first quarter of 2019, whereby the Company did not have to adjust comparative period financial statements for the new standard and recorded $228 million of right-of-use assets and $261 million of lease liabilities primarily related to office buildings in its consolidated balance sheet as of December 30, 2018. The Company's accounting for capital leases, now referred to as finance leases, remains unchanged. The Company's adoption of the new standard had no impact on its consolidated statement of operations or on net cash provided by or used in operating, financing, or investing activities on its consolidated statement of cash flows.
Upon adoption of ASU 2016-02, the Company elected a transition practical expedient under the new accounting standard allowing it not to separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify certain tax effects resulting from the 2017 Tax Cuts and Jobs Act (Tax Act), from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 with no impact on its consolidated financial statements.
Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 with no material impact on its consolidated financial statements.
Recently Issued Accounting Standards
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, using a modified retrospective adoption method. The Company will adopt this standard in the first quarter of 2020 and is in the process of identifying its financial instruments that are within the scope of the standard. The Company continues to evaluate the impact of the standard on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13.
There were no other significant updates to the recently issued accounting standards other than as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

NOTE 2. GLOBALFOUNDRIES
In March 2009, the Company and GLOBALFOUNDRIES Inc. (GF) entered into a Wafer Supply Agreement (the WSA) under which, among other terms, the Company would purchase wafers from GF. The WSA, which has been amended from time to time, governs the terms by which the Company purchases products manufactured by GF. On January 28, 2019, the Company entered into a seventh amendment (the Seventh Amendment) to the WSA with GF, which modifies certain purchase commitments, pricing and other terms of the WSA applicable to wafer purchases at the 12 nm technology node and above by the Company for the period commencing on January 1, 2019 and continuing through March 1, 2024. The Seventh Amendment also provides the Company with full flexibility to contract with any wafer foundry with respect to all products manufactured using 7nm and smaller technology nodes without any one-time payments or royalties by the Company to GF. Further, the Company and GF agreed to modify the annual wafer purchase targets previously agreed to for years 2019 and 2020. The parties also agreed to an annual wafer purchase target for 2021 and agreed to pricing for wafers purchased for years 2019 through 2021. If the Company does not meet the annual wafer purchase target for any of these years, the Company will be required to pay to GF a portion of the difference between the Company’s actual wafer purchases and the wafer purchase target for that year. The Company expects that its future purchases from GF will be material under the WSA, which is in place until March 1, 2024. The Company also agreed to continue to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
On August 30, 2016, in consideration for the limited waiver and rights under the WSA Sixth Amendment, the Company entered into a warrant agreement (the Warrant Agreement) with West Coast Hitech L.P. (WCH), a wholly-owned subsidiary of Mubadala Development Company PJSC (Mubadala). Under the Warrant Agreement, WCH and its permitted assigns were entitled to purchase 75 million shares of the Company’s common stock (the Warrant Shares) at a purchase price of $5.98 per share. On February 13, 2019, WCH exercised its warrant to purchase 75 million shares of the Company’s common stock at a purchase price of $5.98 per share for a total amount of $449 million.
GF was a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) are affiliated with WCH, and a member of the Company's Board of Directors (the Board) was associated with Mubadala. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala. Effective May 15, 2019, the member of the Board associated with Mubadala retired from the Board, and as a result, GF was no longer considered a related party of the Company. All prior period related party classifications on the financial statements for GF have been reclassified to conform to the current period presentation.
The Company’s purchases from GF related to wafer manufacturing, research and development activities and other during the three and six months ended June 29, 2019, through May 15, 2019 were $153 million and $531 million, respectively. The Company’s total purchases from GF related to wafer manufacturing, research and development activities and other during the three and six months ended June 30, 2018 were $383 million and $781 million, respectively. Included in the total purchases during the three and six months ended June 29, 2019 and June 30, 2018 were amounts related to the volume of certain wafers purchased from another wafer foundry, as agreed by the Company and GF.

NOTE 3. Supplemental Balance Sheet Information
Accounts Receivable, net
As of June 29, 2019 and December 29, 2018, Accounts receivable, net included unbilled accounts receivable of $368 million and $308 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	June 29, 2019	December 29, 2018
	(In millions)
Raw materials	$125	$134
Work in process	673	354
Finished goods	217	357
Total inventories, net	$1,015	$845

Property and Equipment, net

	June 29, 2019	December 29, 2018
	(In millions)
Leasehold improvements	$200	$179
Equipment	897	798
Construction in progress	106	78
Property and equipment, gross	1,203	1,055
Accumulated depreciation	(745)	(707)
Total property and equipment, net	$458	$348

Other Assets

	June 29, 2019	December 29, 2018
	(In millions)
Software technology and licenses, net	$231	$226
Other	100	95
Total other assets	$331	$321

Accrued Liabilities

	June 29, 2019	December 29, 2018
	(In millions)
Accrued compensation and benefits	$170	$236
Marketing programs and advertising expenses	288	275
Software technology and licenses payable	40	28
Other	229	244
Total accrued liabilities	$727	$783

Other Current Liabilities

	June 29, 2019	December 29, 2018
	(In millions)
Unearned revenue	$1	$11
Operating lease liabilities	38	—
Other	9	13
Total other current liabilities	$48	$24
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Beginning balance	$2	$147	$11	$85
Unearned revenue	—	—	1	86
Revenue recognized during the period	(1)	(75)	(11)	(99)
Other	—	(5)	—	(5)
Ending balance	$1	$67	$1	$67

Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of June 29, 2019 is $587 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $245 million in the next 12 months.
The revenue allocated to remaining performance obligations did not include amounts which have an original contractual expected duration of less than one year.

NOTE 4. Equity Interest Purchase Agreement - ATMP Joint Venture
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV), and as such, the ATMP JV is a related party of the Company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under inventory management is reported within purchases and resales with the ATMP JV and does not impact the Company’s condensed consolidated statement of operations.
The Company’s total purchases from the ATMP JV during the three and six months ended June 29, 2019 amounted to $172 million and $304 million, respectively. The Company’s total purchases from the ATMP JV during the three and six months ended June 30, 2018 amounted to $143 million and $278 million, respectively. As of June 29, 2019 and December 29, 2018, the amount payable to the ATMP JV was $201 million and $207 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales back to the ATMP JV during the three and six months ended June 29, 2019 amounted to $17 million and $43 million, respectively. The Company’s resales back to the ATMP JV during the three and six months ended June 30, 2018 amounted to $13 million and $19 million, respectively. As of June 29, 2019 and December 29, 2018, the Company had receivables from ATMP JV of $11 million and $16 million, respectively, included in Prepayments and receivables—related parties on the Company’s condensed consolidated balance sheets.
For the three and six months ended June 29, 2019, the Company recorded $0 million and $1 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. For the three and six months ended June 30, 2018, the Company recorded $1 million and $2 million, respectively, in Equity loss in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. As of June 29, 2019 and December 29, 2018, the carrying value of the Company’s investment in the ATMP JV was $58 million and $58 million, respectively.
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
The Company’s share in the net losses of the THATIC JV for the three and six months ended June 29, 2019 is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of June 29, 2019. As of June 29, 2019 and December 29, 2018, the total assets and liabilities of the THATIC JV were not material.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of $293 million in license fees payable over several years contingent upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as licensing gain within operating income. The Company recognized $60 million as licensing gain associated with the Licensed IP during the six months ended June 29, 2019.
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
The Company’s receivable from the THATIC JV for the above agreements was $19 million and $18 million as of June 29, 2019 and December 29, 2018, respectively, included in Prepayments and receivables—related parties on its condensed consolidated balance sheets.
In June 2019, the U.S. Commerce Department’s Bureau of Industry and Security added five Chinese entities to the Entity List, including THATIC and the THATIC JV. As a result of the Entity List designation, the Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 6. Debt, Secured Revolving Facility and Secured Revolving Line of Credit
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million, in aggregate, principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually in March and September of each year, commencing in March 2017. As of June 29, 2019, the Company had $805 million principal amount outstanding.
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
The first event described in (1) above was met during the second quarter of 2019 and as a result, the 2.125% Notes are convertible at the option of the holder from July 1, 2019 until September 30, 2019.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of June 29, 2019.
The 2.125% Notes consisted of the following:

	June 29, 2019	December 29, 2018
	(In millions)
Principal amounts:
Principal	$805	$805
Unamortized debt discount(1)	(249)	(262)
Unamortized debt issuance costs	(10)	(11)
Net carrying amount	$546	$532
Carrying amount of the equity component, net(2)	$305	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $9 million of equity issuance costs.
As of June 29, 2019, the remaining life of the 2.125% Notes was approximately 87 months.
Based on the closing price of the Company’s common stock of $30.37 on June 28, 2019, the last trading day of the three months ended June 29, 2019, the if-converted value of the 2.125% Notes exceeded its principal amount by $2,251 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Contractual interest expense	$4	$4	$8	$9
Interest cost related to amortization of debt issuance costs	—	—	1	1
Interest cost related to amortization of the debt discount	$6	$6	$12	$12

6.75% Senior Notes Due 2019
On February 26, 2014, the Company issued $600 million of its 6.75% Senior Notes due March 1, 2019 (6.75% Notes). The 6.75% Notes were general unsecured senior obligations of the Company. Interest was payable on March 1 and September 1 of each year beginning September 1, 2014 until the maturity date of March 1, 2019. During the first three months of 2019, the Company redeemed the remaining $66 million in aggregate principal amount of its 6.75% Notes with a combination of cash and treasury stock.
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
During the six months ended June 29, 2019, the Company repurchased $25 million in aggregate principal amount of its 7.50% Notes in cash. As of June 29, 2019, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
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
During the six months ended June 29, 2019, the Company repurchased $74 million in aggregate principal amount of its 7.00% Notes with a combination of cash and treasury stock. As of June 29, 2019, the outstanding aggregate principal amount of the 7.00% Notes was $176 million.
In aggregate, for the six months ended June 29, 2019, the Company recorded an $8 million loss on extinguishment of debt associated with the various debt redemptions and repurchases noted above.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 7.50% Notes and 7.00% Notes with cash or other assets and the 2.125% Notes with stock from time to time in the open market or through privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable.
Secured Revolving Facility

On June 7, 2019, the Company entered into a secured revolving credit facility for up to $500 million (the Secured Revolving Facility) pursuant to a credit agreement by and among the Company, as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the Credit Agreement). The Secured Revolving Facility consists of a $500 million, five-year secured revolving loan facility, including a $50 million swingline subfacility and a $75 million sublimit for letters of credit.
The Credit Agreement also provides the ability to increase the Secured Revolving Facility or incur incremental term loans or other incremental equivalent debt by an amount, subject to certain customary deductions and limits, not to exceed certain amounts as set forth in the Credit Agreement. The funding of any such incremental facilities is subject to receipt of lender commitments and satisfaction of customary conditions precedent.
Borrowings under the Secured Revolving Facility bear interest at a variable rate based upon, at the Company’s option, either at the LIBOR rate, or the base rate (in each case, as customarily defined) plus an applicable margin. The applicable margin for LIBOR rate loans ranges, based on an applicable total leverage ratio, from 1.00% to 1.75% per annum and the applicable margin for base rate loans ranges from 0.00% to 0.75% per annum. The Company is required to pay a fee on the undrawn portion available under the Secured Revolving Facility and pay variable per annum fees in respect of outstanding letters of credit.
The Company's available borrowings under the Secured Revolving Facility are subject to reduction by an amount equal to the net cash proceeds of (i) any debt issuances not permitted by the Secured Revolving Facility and (ii) any non-ordinary course asset sales (including insurance or condemnation events), in excess of $250 million, if such net cash proceeds are not reinvested by the Company within twelve months of receipt.
The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s property, other than intellectual property.
The Credit Agreement contains customary affirmative and negative covenants, as well as a total leverage covenant requiring the Company to maintain a maximum ratio of consolidated funded debt to consolidated EBITDA of 4.00:1.00 and an interest coverage covenant requiring the Company to maintain a minimum ratio of consolidated EBITDA to consolidated cash interest expense of 3.00:1.00.
The Credit Agreement also contains customary events of default, which if occur, could result in the termination of commitments under the Secured Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.
As of June 29, 2019, there were no borrowings outstanding under the Credit Agreement, and the Company was in compliance with all required covenants under the Credit Agreement. As of June 29, 2019, the Company had $14 million of letters of credit outstanding under the Credit Agreement.
Secured Revolving Line of Credit
On June 7, 2019, in connection with entering into the Credit Agreement as described above, the Company repaid its outstanding loan balance of $70 million under the secured revolving line of credit (Secured Revolving Line of Credit) and terminated the Amended and Restated Loan and Security Agreement dated as of April 14, 2015, as amended (the Agreement) among the Company, a group of lenders, and Bank of America, N.A., acting as agent for the lenders.
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

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions, except per share amounts)
Numerator
Net income	$35	$116	$51	$197
Effect of assumed conversion of Convertible 2.125% Notes:
Interest expense related to Convertible 2.125% Notes	—	11	—	—
Numerator for diluted earnings per share	$35	$127	$51	$197
Denominator
Basic weighted-average shares	1,084	972	1,064	970
Effect of potentially dilutive shares:
Employee equity incentive plans and warrants	25	74	38	73
Convertible 2.125% Notes	—	101	—	—
Diluted weighted-average shares	1,109	1,147	1,102	1,043
Earnings per share:
Basic	$0.03	$0.12	$0.05	$0.20
Diluted	$0.03	$0.11	$0.05	$0.19

Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 102 million for the three months ended June 29, 2019 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive. Potential shares from employee equity incentive plans totaling 2 million for the three months ended June 30, 2018 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 103 million for the six months ended June 29, 2019 and June 30, 2018, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 8. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
Cash and financial instruments measured and recorded at fair value as of June 29, 2019 and December 29, 2018 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
June 29, 2019
Cash	$942	$942	$—
Level 1(1)
Government money market funds	$1	$1	$—
Total level 1	$1	$1	$—
Level 2(2)
Commercial paper	$185	$20	$165
Total level 2	$185	$20	$165
Total	$1,128	$963	$165

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 29, 2018
Cash	$315	$315	$—
Level 1(1)
Government money market funds	$275	$275	$—
Total level 1	$275	$275	$—
Level 2(2)
Commercial paper	$566	$488	$78
Total level 2	$566	$488	$78
Total	$1,156	$1,078	$78

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to the amounts presented above, as of both June 29, 2019 and December 29, 2018, the Company had $5 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. These government money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented.
As of June 29, 2019 and December 29, 2018, the Company also had $25 million and $21 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

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

	June 29, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt, net	$—	$—	$136	$136
Long-term debt, net(1)	$1,031	$3,656	$1,114	$2,428

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $14 million as of June 29, 2019 and $16 million as of December 29, 2018, and net of unamortized debt discount associated with the 2.125% Notes of $249 million as of June 29, 2019 and $262 million as of December 29, 2018.

The Company’s long-term debt is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holder as of June 29, 2019. The estimated fair value of the 2.125% Notes take into account the value between the Company’s stock price as of the end of the quarter and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges and Foreign Currency Forward Contracts not Designated as Accounting Hedges
The following table shows the impact of gains (losses) resulting from cash flow hedges and foreign currency forward contracts not designated as accounting hedges on the respective condensed consolidated statement of operations line items:

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 29, 2019			June 30, 2018
	Research and development	Marketing, general and administrative	Other income (expense), net	Research and development	Marketing, general and administrative	Other income (expense), net
	(In millions)
Amounts presented in the condensed consolidated statements of operations in which the effects of cash flow hedges were recorded	$373	$189	$3	$357	$142	$1

Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Gains (losses) reclassified from OCI into income	(2)	—	—	1	—	—
Contracts not designated as hedging instruments
Gains (losses) recognized in income	—	—	(1)	—	—	—
Total gains (losses)	$(2)	$—	$(1)	$1	$—	$—

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 29, 2019			June 30, 2018
	Research and development	Marketing, general and administrative	Other income (expense), net	Research and development	Marketing, general and administrative	Other income (expense), net
	(In millions)
Amounts presented in the condensed consolidated statements of operations in which the effects of cash flow hedges were recorded	$746	$359	$(4)	$700	$276	$2

Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments
Gains (losses) reclassified from OCI into income	(4)	—	—	4	1	—
Contracts not designated as hedging instruments
Gains (losses) recognized in income	—	—	(1)	—	—	(2)
Total gains (losses)	$(4)	$—	$(1)	$4	$1	$(2)
For foreign currency contracts designated as cash flow hedges, the amounts excluded from the assessment of hedge effectiveness were immaterial.
The Company’s foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
The following table shows the fair value amounts of the Company's foreign currency derivative contracts depending on whether the foreign currency forward contracts are in a gain or loss position. These amounts were recorded in the Company’s condensed consolidated balance sheets in either Other current assets or Other current liabilities.

	June 29, 2019	December 29, 2018
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments - Gain	$3	$1
Contracts designated as cash flow hedging instruments - Loss	$(2)	$(8)

As of June 29, 2019 and December 29, 2018, the notional values of the Company’s outstanding foreign currency forward contracts were $506 million and $396 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.

NOTE 9. Income Taxes
For the three months ended June 29, 2019, the Company recorded an income tax provision of $2 million, consisting primarily of foreign income taxes in profitable locations. For the three months ended June 30, 2018, the Company recorded an income tax provision of $6 million, consisting primarily of $5 million for U.S. income taxes.
For the six months ended June 29, 2019, the Company recorded an income tax benefit of $11 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring and $2 million of foreign income taxes in profitable locations. For the six months ended June 30, 2018, the Company recorded an income tax provision of $14 million consisting primarily of $10 million for U.S. taxes and $4 million of foreign income taxes in profitable locations.
As of June 29, 2019, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of June 29, 2019, in management’s estimate, is not more likely than not to be achieved.
NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income before interest, other income (expense), net and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:

•
the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete and integrated graphics processing units (GPUs), datacenter and professional GPUs, and development services. The Company also licenses portions of its IP portfolio; and

•
the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services, and technology for game consoles. The Company also licenses portions of its IP portfolio.

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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Net revenue:
Computing and Graphics	$940	$1,086	$1,771	$2,201
Enterprise, Embedded and Semi-Custom	591	670	1,032	1,202
Total net revenue	$1,531	$1,756	$2,803	$3,403
Operating income (loss):
Computing and Graphics	$22	$117	$38	$255
Enterprise, Embedded and Semi-Custom	89	69	157	83
All Other (1)	(52)	(33)	(98)	(65)
Total operating income	$59	$153	$97	$273
(1) All Other operating loss of $52 million for the three months ended June 29, 2019 consisted of $45 million stock-based compensation expense and $7 million contingent loss accrual on a legal matter. All Other operating loss of $33 million for the three months ended June 30, 2018 was related to stock-based compensation expense.
All Other operating loss of $98 million for the six months ended June 29, 2019 consisted of $86 million stock-based compensation expense and $12 million contingent loss accrual on a legal matter. All Other operating loss of $65 million for the six months ended June 30, 2018 was related to stock-based compensation expense.

NOTE 11. Stock-Based Incentive Compensation Plans
Restricted Stock Units
During the three and six months ended June 29, 2019, the Company granted 0.7 million and 1.5 million of restricted stock units, including an immaterial number of performance-based restricted stock units (PRSUs) with market conditions, with weighted average grant date fair value per share of $27.89 and $26.05, respectively.
During the three and six months ended June 30, 2018, the Company granted 1.0 million and 3.2 million of restricted stock units, including an immaterial number of PRSUs with market conditions, with weighted average grant date fair value per share of $12.67 and $12.33, respectively.
Employee Stock Purchase Plan (ESPP)
During the three months ended June 29, 2019 and June 30, 2018, 1.8 million and 2.2 million shares of common stock were purchased under the ESPP at a purchase price of $16.18 and $9.57, respectively, resulting in cash proceeds of $29 million and $21 million, respectively. The fair values of stock purchase rights granted under the ESPP during the three months ended June 29, 2019 and June 30, 2018 were $9.52 and $3.42 per share, respectively.
For the three and six months ended June 29, 2019, the Company recorded stock-based compensation expense under employee equity incentive plans of $45 million and $86 million, respectively. For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense under employee equity incentive plans of $33 million and $65 million, respectively.
NOTE 12. Contingencies
Kim Securities Litigation
On January 16, 2018, a putative class action lawsuit captioned Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 was filed against the Company in the United States District Court for the Northern District of California. The complaint purported to assert claims against the Company and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act. The plaintiff sought to represent a proposed class of all persons who purchased or otherwise acquired AMD's common stock during the period February 21, 2017 through January 11, 2018. The complaint sought damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual officers regarding a security vulnerability (Spectre), which statements and omissions, the plaintiff claimed, allegedly caused AMD's common stock price to be artificially inflated during the purported class period. The complaint sought unspecified compensatory damages, attorneys’ fees and costs. On August 3, 2018, plaintiffs filed an amended complaint with similar allegations and shortening the class period to June 29, 2017 through January 11, 2018. On September 25, 2018, the Company filed a motion to dismiss plaintiffs’ claims. On May 23, 2019, the court granted the Company's motion and dismissed the complaint with leave to amend. On June 13, 2019, plaintiffs notified the court that they would not amend the complaint. On June 14, 2019, the court entered a final judgment, dismissing the action with prejudice. Plaintiff did not appeal the dismissal.
Hauck et al. Litigation
Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company's processors cannot perform at its advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased AMD processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court's order directing parties to litigate only eight of the causes of action in the consolidated amended complaint initially, the Company filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted the Company's motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December 6, 2018. On January 3, 2019, the Company again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted the Company's motion and dismissed all claims currently at issue with prejudice. On May 6, 2019, the court granted the parties’ stipulation and request under Fed. R. Civ. P. 54(b) to enter a partial final judgment and certify for appeal the court’s April 4, 2019 dismissal order, and on that same date, the plaintiffs voluntarily dismissed without prejudice their remaining claims pursuant to an agreement whereby, subject to certain terms and conditions, the Company agreed to toll the statute of limitations and/or statute of repose. On May 30, 2019, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing is scheduled to be completed later this year.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for AMD's common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California (“Securities Class Action”). As discussed above, on May 23, 2019, the court in the Securities Class Action granted a motion to dismiss filed by the Company and certain individual officers and thereafter entered final judgment dismissing the Securities Class Action with prejudice. On June 17, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against the Company and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for AMD's common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California (Class Action). As discussed above, on May 23, 2019, the court in the Class Action granted a motion to dismiss filed by the Company and certain individual officers and thereafter entered final judgment dismissing the Class Action with prejudice. On June 12, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against the Company, alleging infringement of six patents related to memory controllers and integrated circuit structures. On April 15, 2019, the Company filed a motion to dismiss portions of MediaTek's complaint. On April 29, 2019, MediaTek filed an amended complaint. On May 13, 2019, AMD filed a motion to dismiss part of MediaTek’s amended complaint.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief:

•
MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd, and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 725 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 201110060964.1, titled “Integrated Circuit Chip.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the Patent Reexamination Board of the China National Intellectual Property Administration (CNIPA). The Court had set an initial hearing for June 20, 2019. The Court subsequently cancelled the June 20, 2019 initial hearing. On June 27, 2019, AMD voluntarily terminated the invalidity proceeding; the Company filed a revised invalidity petition on July 29, 2019. On July 30, 2019, the Shenzhen Court denied the Company's challenge to the Court's jurisdiction.

•
MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd., and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 726 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200920178360.5, titled “Integrated Inductor Structure.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 20, 2019. The Court subsequently cancelled the June 20, 2019 initial hearing. On June 27, 2019, AMD voluntarily terminated the invalidity proceeding; the Company filed a revised invalidity petition on July 29, 2019. On July 30, 2019, the Shenzhen Court denied the Company's challenge to the Court's jurisdiction.

•
MediaTek Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 727 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000212.9, titled “Integrated Circuit Chip and Seal Ring Structure of the Same.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 21, 2019. The Court subsequently cancelled the June 21, 2019 initial hearing. On June 27, 2019, AMD voluntarily terminated the invalidity proceeding; the Company filed a revised invalidity petition on July 29, 2019.

•
MediaTek, Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd. Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 728 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000930.6, titled “Seal Ring Structure for Integrated Circuit.” On April 2, 2019, the Company submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 21, 2019. The Court subsequently cancelled the June 21, 2019 initial hearing. On June 27, 2019, AMD voluntarily terminated the invalidity proceeding; the Company filed a revised invalidity petition on July 29, 2019.

Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on the Company's “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company's motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company's motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. On January 17, 2019, the Court granted plaintiffs’ motion for class certification. The class definition does not encompass the Company's RyzenTM or EPYCTM processors. On January 31, 2019, the Company filed a petition in the Ninth Circuit Court of Appeals seeking review of certain aspects of the January 17, 2019 class certification order. On May 9, 2019, the parties attended mediation and reached a tentative settlement. The tentative settlement is subject to a final executed agreement and court approval. On June 3, 2019, the Ninth Circuit Court of Appeals denied the Company’s petition seeking appellate review of the January 17, 2019 class certification order.
Based upon information presently known to management, the Company believes that the tentative settlement will not have a material adverse effect on its financial condition, cash flows or results of operations.

Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, AMD filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, the Company filed amended answers and counterclaims in the Collabo and Aquila cases.  On July 22, 2019, the Company's motion to dismiss in the Polaris case was denied.
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
NOTE 13. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Unrealized gains (losses) on cash flow hedges
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Beginning balance	$(1)	$3	(8)	6
Unrealized (losses) gains arising during the period	(1)	(12)	4	(11)
(Gains) losses reclassified into income	2	(1)	4	(5)
Total other comprehensive income (loss)	1	(13)	8	(16)
Ending balance	$—	$(10)	—	(10)

NOTE 14. Leases
The Company has entered into operating and finance leases for its corporate office, datacenters and research and development facilities and certain equipment. The leases expire at various dates through 2028, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year.
For the three and six months ended June 29, 2019, the Company recorded $13 million and $26 million of operating lease expense, respectively. For the three and six months ended June 29, 2019, the Company recorded $7 million and $13 million of variable lease expense, respectively. For the three and six months ended June 29, 2019, cash paid for operating leases included in operating cash flows was $13 million and $22 million, respectively. The Company's finance leases and short-term leases are immaterial.

June 29, 2019
(In millions)
Weighted-average remaining lease term – operating leases	7 years
Weighted-average discount rate – operating leases	6.12%
Future minimum lease payments under non-cancellable operating lease liabilities are as follows:

June 29, 2019
(In millions)
2019 (6 months remaining)	$26
2020	51
2021	45
2022	42
2023	38
Thereafter	105
Total minimum lease payments	$307
Less: interest	(58)
Present value of net minimum lease payments	249
Less: current portion	(38)
Total	$211

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; expected seasonality trends; the nature and extent of AMD’s future payments to GLOBALFOUNDRIES Inc. (GF) and the materiality of these payments; the materiality of AMD’s future purchases from GF; AMD’s ability to meet its wafer purchase target; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; sales patterns of AMD’s PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; AMD’s reliance on the JVs for ATMP services; that other unrecognized tax benefits will not materially change in the next 12 months; that AMD’s cash and cash equivalents balances together with the availability under that certain revolving credit facility (Secured Revolving Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit AMD’s ability to compete effectively; AMD has a wafer supply agreement with GF with obligations to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements, manufactured at process nodes larger than 7 nanometer (nm) from GF with limited exceptions. If GF is not able to satisfy AMD’s manufacturing requirements, AMD’s business could be adversely impacted; AMD relies on third parties to manufacture its products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, AMD’s business could be materially adversely affected; failure to achieve expected manufacturing yields for AMD’s products could negatively impact its financial results; the success of AMD’s business is dependent upon its ability to introduce products on a timely basis with features and performance levels that provide value to its customers while supporting and coinciding with significant industry transitions; if AMD cannot generate sufficient revenue and operating cash flow or obtain external financing, it may face a cash shortfall and be unable to make all of its planned investments in research and development or other strategic investments; the loss of a significant customer may have a material adverse effect on AMD; AMD’s receipt of revenue from its semi-custom SoC products is dependent upon its technology being designed into third-party products and the success of those products; global economic uncertainty may adversely impact AMD’s business and operating results; AMD’s worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on it; AMD’s products may be subject to security vulnerabilities that could have a material adverse effect on AMD; IT outages, data loss, data breaches and cyber-attacks could compromise AMD’s intellectual property or other sensitive information, be costly to remediate and cause significant damage to its business, reputation and operations; AMD’s operating results are subject to quarterly and seasonal sales patterns; AMD may not be able to generate sufficient cash to service its debt obligations or meet its working capital requirements; AMD has a large amount of indebtedness which could adversely affect its financial position and prevent it from implementing its strategy or fulfilling its contractual obligations; the agreements governing AMD’s notes and the Secured Revolving Facility impose restrictions on AMD that may adversely affect AMD’s ability to operate its business; the markets in which AMD’s products are sold are highly competitive; the conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) may dilute the ownership interest of AMD’s existing stockholders, or may otherwise depress the price of its common stock; uncertainties involving the ordering and shipment of AMD’s products could materially adversely affect it; the demand for AMD’s products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for AMD’s products or a market decline in any of these industries could have a material adverse effect on its results of operations; AMD’s ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property; AMD depends on third-party companies for the design, manufacture and supply of motherboards, software and other computer platform components to support its business; if AMD loses Microsoft Corporation’s support for its products or other software vendors do not design and develop software to run on AMD’s products, its ability to sell its products could be materially adversely affected; AMD’s reliance on third-party distributors and add-in-board (AIB) partners subjects it to certain risks; AMD may incur future impairments of goodwill and technology license purchases; AMD’s inability to continue to attract and retain qualified personnel may hinder its business; in the event of a change of control, AMD may not be able to repurchase its outstanding debt as required by the applicable indentures and its Secured Revolving Facility, which would result in a default under the indentures and its Secured Revolving Facility; the semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect its business in the future; Acquisitions, divestitures, joint ventures and/or investments could disrupt its business and/or dilute or adversely affect the price of its common stock; AMD’s business is dependent upon the proper functioning of its internal business processes and information systems and modification or interruption of such systems may disrupt its business, processes and internal controls; if essential equipment, materials or manufacturing processes are not available to manufacture its products, AMD could be materially adversely affected; if AMD’s products are not compatible with some or all industry-standard software and hardware, it could be materially adversely affected; costs related to defective products could have a material adverse effect on AMD; if AMD fails to maintain the efficiency of its supply chain as it responds to changes in customer demand for its products, its business could be materially adversely affected; AMD outsources to third parties certain supply-chain logistics functions, including portions of its product distribution, transportation management and information technology support services; AMD’s stock price is subject to volatility; worldwide political conditions may adversely affect demand for AMD’s products; unfavorable currency exchange rate fluctuations could adversely affect AMD; AMD’s inability to effectively control the sales of its products on the gray market could have a material adverse effect on it; if AMD cannot adequately protect its technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, it may lose a competitive advantage and incur significant expenses; AMD is a party to litigation and may become a party to other claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products; AMD’s business is subject to potential tax liabilities; and AMD is subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
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

AMD, the AMD Arrow logo, ATI, and the ATI logo, Athlon, EPYC, Radeon, Ryzen and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Vega” and “Zen” are codenames for AMD architectures, and are not product names.
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
Overview
We are a global semiconductor company primarily offering:

•
x86 microprocessors, as standalone devices or as incorporated into an accelerated processing unit (APU), chipsets, discrete and integrated graphics processing units (GPUs), datacenter and professional GPUs, and development services; and

•	server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles.

We also license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 29, 2019 compared to the prior year periods, an analysis of changes in our financial condition and a discussion of our contractual obligations.
During the second quarter of 2019, we introduced a number of new products. We  announced our 3rd Gen AMD Ryzen desktop processor based on our new "Zen 2" core architecture with a chiplet design approach. We also announced the availability of our AMD Ryzen 3000 Series desktop processors with Radeon graphics. We introduced our 2nd Gen AMD Ryzen™ Pro mobile processors with Radeon™ Vega Graphics and AMD Athlon™ PRO mobile processors with Radeon Vega Graphics for commercial notebook users. We launched AMD Radeon RX 5700 XT and RX 5700 graphic cards based on our new AMD RDNA gaming architecture in 7 nanometer (nm) process technology to power the latest AAA and eSports PC games. We added the AMD Ryzen Embedded R1000 SoC designed for applications such as digital displays, high performance edge computing and networking.
Net revenue for the three months ended June 29, 2019 was $1.53 billion, a 13% decrease compared to the prior year period. The decrease was primarily due to a 13% decrease in Computing and Graphics net revenue and a 12% decrease in Enterprise, Embedded and Semi-Custom net revenue. The decrease in Computing and Graphics segment net revenue was primarily due to lower sales of our Radeon™ channel products, and lower graphics channel memory sales caused primarily by the decline in blockchain-related demand, partially offset by higher demand for our Ryzen™ processors and datacenter GPUs. The decrease in Enterprise, Embedded and Semi-Custom segment net revenue was primarily due to lower semi-custom revenue, partially offset by higher EPYC™ server processor revenue.
Our operating income for the three months ended June 29, 2019 was $59 million compared to operating income of $153 million for the prior year period. Our net income for the three months ended June 29, 2019 was $35 million compared to net income of $116 million for the prior year period.
Cash, cash equivalents and marketable securities as of June 29, 2019 were $1.13 billion, compared to $1.16 billion as of December 29, 2018.
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
Our operating results tend to vary seasonally. Historically, first quarter PC product sales have been generally lower than fourth quarter sales and, with respect to our semi-custom SoC products for game consoles our sales pattern has reflected higher sales in the second and third quarters compared to the first and fourth quarters, although product transitions could impact these trends.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Net revenue:
Computing and Graphics	$940	$1,086	$1,771	$2,201
Enterprise, Embedded and Semi-Custom	591	670	1,032	1,202
Total net revenue	$1,531	$1,756	$2,803	$3,403
Operating income (loss):
Computing and Graphics	$22	$117	$38	$255
Enterprise, Embedded and Semi-Custom	89	69	157	83
All Other	(52)	(33)	(98)	(65)
Total operating income	$59	$153	$97	$273
Computing and Graphics
Computing and Graphics net revenue of $940 million for the three months ended June 29, 2019 decreased by 13%, compared to net revenue of $1.1 billion for the prior year period, primarily as a result of lower graphics channel memory sales, partially offset by a 5% increase in average selling price. Unit shipments were flat due to an increase in Ryzen processor and datacenter GPU sales, offset by lower demand for our Radeon channel products caused primarily by the decline in blockchain-related demand. The increase in average selling price was driven by higher demand for our Ryzen processors and datacenter GPUs, partially offset by lower demand for our Radeon channel products.
Computing and Graphics net revenue of $1.8 billion for the six months ended June 29, 2019 decreased by 20%, compared to net revenue of $2.2 billion for the prior year period, primarily as a result of a 4% decrease in unit shipments and lower graphics channel memory sales, partially offset by a 5% increase in average selling price. The decrease in unit shipments was primarily attributable to lower demand for our Radeon channel products caused primarily by the decline in blockchain-related demand, partially offset by higher demand for our Ryzen processors. The increase in average selling price was driven by higher demand for our Ryzen processors and datacenter GPUs, partially offset by lower demand for our Radeon channel products.
Computing and Graphics operating income was $22 million for the three months ended June 29, 2019, compared to operating income of $117 million for the prior year period. The decline in operating income was primarily driven by lower sales and higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Computing and Graphics operating income was $38 million for the six months ended June 29, 2019, compared to operating income of $255 million for the prior year period. The decline in operating income was primarily driven by lower sales and higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $591 million for the three months ended June 29, 2019 decreased by 12%, compared to net revenue of $670 million for the prior year period, primarily as a result of lower semi-custom product revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom net revenue of $1.0 billion for the six months ended June 29, 2019 decreased by 14%, compared to net revenue of $1.2 billion for the prior year period, primarily as a result of lower semi-custom product revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating income was $89 million for the three months ended June 29, 2019 compared to operating income of $69 million for the prior year period. The improvement in operating income was primarily due to higher EPYC server processor sales, partially offset by higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $157 million for the six months ended June 29, 2019 compared to operating income of $83 million for the prior year period. The improvement in operating income was primarily due to a licensing gain of $60 million and higher EPYC server processor sales, partially offset by higher operating expenses. Operating expenses increased for the reasons set forth under “Expenses” below.
All Other
All Other operating loss of $52 million for the three months ended June 29, 2019 consisted of $45 million of stock-based compensation expense and a $7 million contingent loss accrual on a legal matter. All Other operating loss of $33 million for the prior year period was related to stock-based compensation expense.
All Other operating loss of $98 million for the six months ended June 29, 2019 consisted of $86 million of stock-based compensation expense and a $12 million contingent loss accrual on a legal matter. All Other operating loss of $65 million for the prior year period was related to stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 71% for the three months ended June 29, 2019 and 82% for the prior year period. The decrease in international sales as a percentage of net revenue for the three months ended June 29, 2019 compared to the prior year period was primarily driven by lower revenue from Taiwan-related sales of our products within the Computing and Graphics segment.
International sales as a percentage of net revenue were 74% for the six months ended June 29, 2019 and 82% for the prior year period. The decrease in international sales as a percentage of net revenue for the six months ended June 29, 2019 compared to the prior year period was primarily driven by lower revenue from Taiwan-related sales of our products within the Computing and Graphics segment.
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

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions except for percentages)
Cost of sales	$910	$1,104	$1,661	$2,154
Gross profit	621	652	1,142	1,249
Gross margin percentage	41%	37%	41%	37%
Research and development	373	357	746	700
Marketing, general and administrative	189	142	359	276
Licensing gain	—	—	(60)	—
Interest expense	(25)	(31)	(52)	(62)
Other income (expense), net	3	1	(4)	2
Provision (benefit) for income taxes	2	6	(11)	14
Equity loss in investee	$—	$(1)	$(1)	$(2)
Gross Margin
Gross margin as a percentage of net revenue was 41% for the three months ended June 29, 2019, compared to 37% for the prior year period. The improvement in gross margin was primarily driven by higher sales of Ryzen and EPYC processors with higher gross margin than the corporate average.
Gross margin as a percentage of net revenue was 41% for the six months ended June 29, 2019, compared to 37% for the prior year period. The improvement in gross margin was primarily driven by higher sales of Ryzen and EPYC processors with higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $373 million for the three months ended June 29, 2019 increased by $16 million, or 4%, compared to $357 million for the three months ended June 30, 2018, primarily due to an increase in stock-based compensation expense as well as product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Research and development expenses of $746 million for the six months ended June 29, 2019 increased by $46 million, or 7%, compared to $700 million for the six months ended June 30, 2018, primarily due to an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments as well as an increase in stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $189 million for the three months ended June 29, 2019 increased by $47 million, or 33%, compared to $142 million for the three months ended June 30, 2018, primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Marketing, general and administrative expenses of $359 million for the six months ended June 29, 2019 increased by $83 million, or 30%, compared to $276 million for the six months ended June 30, 2018, primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Interest Expense
Interest expense for the three months ended June 29, 2019 was $25 million, compared to $31 million for the prior year period. The decrease was primarily due to lower debt balances.
Interest expense for the six months ended June 29, 2019 was $52 million, compared to $62 million for the prior year period. The decrease was primarily due to lower debt balances.

Other Income (Expense), Net
Other income, net of $3 million for the three months ended June 29, 2019 increased by $2 million, compared to $1 million of Other income, net for the prior year period. The change from the prior year period was primarily due to a decrease in foreign exchange loss and an increase in interest income.
Other expense, net of $4 million for the six months ended June 29, 2019 increased by $6 million, compared to $2 million of Other income, net for the prior year period. The increase from the prior year period was primarily due to a $7 million increase in loss on extinguishment of debt, partially offset by $2 million of interest income.
Provision (Benefit) For Income Taxes
For the three months ended June 29, 2019, we recorded an income tax provision of $2 million, consisting primarily of foreign income taxes in profitable locations. For the three months ended June 30, 2018, we recorded an income tax provision of $6 million, consisting primarily of $5 million for U.S. income taxes. The reduction in the current quarter income tax provision was primarily attributed to the reduction in the U.S. income taxes, partially offset by an increase in foreign income taxes due to increased profitability.
For the six months ended June 29, 2019, we recorded an income tax benefit of $11 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring and $2 million of foreign income taxes in profitable locations. For the six months ended June 30, 2018, we recorded an income tax provision of $14 million, consisting primarily of $10 million for U.S. income taxes and $4 million of foreign taxes in profitable locations. The reduction in the year to date income tax provision was primarily attributed to the reduction in the U.S. income taxes, partially offset by an increase in foreign taxes due to increased profitability.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 29, 2019, our cash, cash equivalents and marketable securities were $1.13 billion, compared to $1.16 billion as of December 29, 2018. The percentage of cash and cash equivalents held domestically was 96% as of June 29, 2019, compared to 88% as of December 29, 2018. Our operating, investing and financing activities for the six months ended June 29, 2019 compared to the prior year period are as described below:

	Six Months Ended
	June 29, 2019	June 30, 2018
	(In millions )
Net cash provided by (used in):
Operating activities	$(183)	$(162)
Investing activities	$(180)	$(93)
Financing activities	$248	$20
The aggregate principal amount of our outstanding debt obligations was $1.3 billion and $1.5 billion as of June 29, 2019 and December 29, 2018, respectively.
We believe our cash, cash equivalents and marketable securities balance along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Net cash used in operating activities was $183 million for the six months ended June 29, 2019 compared to $162 million for the prior year period. The increase in net cash used in operating activities was primarily due to changes in working capital, largely driven by higher wafer purchases.
Investing Activities
Net cash used in investing activities was $180 million for the six months ended June 29, 2019, which primarily consisted of $231 million for purchases of available-for-sale debt securities and $120 million for purchases of property and equipment, partially offset by $144 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $93 million for the six months ended June 30, 2018, which primarily consisted of $89 million for purchases of property and equipment and $35 million for the purchase of available-for-sale debt securities.
Financing Activities
Net cash provided by financing activities was $248 million for the six months ended June 29, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. (WCH) and $35 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by $234 million for the redemption of our 6.75% Senior Notes due 2019 (6.75% Senior Notes), repurchase of some of our 7.50% Senior Notes due 2020 (7.50% Senior Notes) and 7.00% Senior Notes due 2024 (7.00% Notes), and repayment of our outstanding loan balance of $70 million, when we terminated our secured revolving line of credit under the Amended and Restated Loan and Security Agreement dated as of April 14, 2015.
Net cash provided by financing activities was $20 million for the six months ended June 30, 2018, which consisted of a cash inflow of $35 million from the issuance of common stock through our employee equity incentive plans, partially offset by a cash outflow of $15 million for the repurchase of our 6.75% Notes and 7.00% Notes.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of June 29, 2019, and is supplemented by the discussion following the table:

	Payments due by period as of June 29, 2019
(In millions)	Total	2019 (6 months remaining)	2020	2021	2022	2023	2024 and thereafter
Term Debt	$1,293	$—	$—	$—	$312	$—	$981
Other long-term liabilities (1)	171	30	51	48	39	1	2
Aggregate interest obligation (2)	263	28	54	54	45	30	52
Operating leases	307	26	51	45	42	38	105
Purchase obligations (3)	2,567	1,151	859	549	6	2	—
Total contractual obligations (4)	$4,601	$1,235	$1,015	$696	$444	$71	$1,140

(1)	Amounts largely represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(2)	Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, excluding non-cash amortization of debt issuance costs and debt discount.

(3)
We have purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only include the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

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
Off-Balance Sheet Arrangements
As of June 29, 2019, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes for the three and six months ended June 29, 2019 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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
As of June 29, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended June 29, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Kim Securities Litigation
On January 16, 2018, a putative class action lawsuit captioned Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 was filed against us in the United States District Court for the Northern District of California. The complaint purported to assert claims against us and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act. The plaintiff sought to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period February 21, 2017 through January 11, 2018. The complaint sought damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual officers regarding a security vulnerability (Spectre), which statements and omissions, the plaintiff claimed, allegedly caused our common stock price to be artificially inflated during the purported class period. The complaint sought unspecified compensatory damages, attorneys’ fees and costs. On August 3, 2018, plaintiffs filed an amended complaint with similar allegations and shortening the class period to June 29, 2017 through January 11, 2018. On September 25, 2018, we filed a motion to dismiss plaintiffs’ claims. On May 23, 2019, the court granted our motion and dismissed the complaint with leave to amend. On June 13, 2019, plaintiffs notified the court that they would not amend the complaint. On June 14, 2019, the court entered a final judgment, dismissing the action with prejudice. Plaintiff did not appeal the dismissal.
Hauck et al. Litigation
Since January 19, 2018, three putative class action complaints have been filed against us in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida, and Massachusetts) filed a consolidated amended complaint alleging that we failed to disclose our processors’ alleged vulnerability to Spectre. Plaintiffs further allege that our processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts, Louisiana) of consumers who purchased our processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief, and restitution. Pursuant to the court’s order directing the parties to litigate only eight of the causes of action in the consolidated amended complaint initially, we filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted our motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December 6, 2018. On January 3, 2019, we again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted our motion and dismissed all claims currently at issue with prejudice. On May 6, 2019, the court granted the parties’ stipulation and request under Fed. R. Civ. P. 54(b) to enter a partial final judgment and certify for appeal the court’s April 4, 2019 dismissal order, and on that same date, the plaintiffs voluntarily dismissed without prejudice their remaining claims pursuant to an agreement whereby, subject to certain terms and conditions, we agreed to toll the statute of limitations and/or statute of repose. On May 30, 2019, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing is scheduled to be completed later this year.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against us (as a nominal defendant only) and certain of our directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California (“Securities Class Action”). As discussed above, on May 23, 2019, the court in the Securities Class Action granted a motion to dismiss filed by us and certain individual officers and thereafter entered final judgment dismissing the Securities

Class Action with prejudice. On June 17, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against us and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for our common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California (Class Action). As discussed above, on May 23, 2019, the court in the Class Action granted a motion to dismiss filed by us and certain individual officers and thereafter entered final judgment dismissing the Class Action with prejudice. On June 12, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against us, alleging infringement of six patents related to memory controllers and integrated circuit structures.  On April 15, 2019, we filed a motion to dismiss portions of MediaTek’s complaint. On April 29, 2019, MediaTek filed an amended complaint. On May 13, 2019, we filed a motion to dismiss part of MediaTek's amended complaint.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief:
•MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd, and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 725 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 201110060964.1, titled “Integrated Circuit Chip.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the Patent Reexamination Board of the China National Intellectual Property Administration (CNIPA). The Court had set an initial hearing for June 20, 2019.  The Court cancelled the June 20, 2019 initial hearing. On June 27, 2019, we voluntarily terminated the invalidity proceeding; we filed a revised invalidity petition on July 29, 2019. On July 30, 2019, the Shenzhen Court denied our challenge to the Court's jurisdiction.
•MediaTek Inc. v. Advanced Micro Devices, Inc., AMD Products (China) Co., Ltd. and Shenzhen Ningjing Technology Co., Ltd., 2019 Yue 03 Min Chu No. 726 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200920178360.5, titled “Integrated Inductor Structure.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 20, 2019. The Court subsequently cancelled the June 20, 2019 initial hearing. On June 27, 2019, we voluntarily terminated the invalidity proceeding; we filed a revised invalidity petition on July 29, 2019. On July 30, 2019, the Shenzhen Court denied our challenge to the Court's jurisdiction.
•MediaTek Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd., AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 727 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000212.9, titled “Integrated Circuit Chip and Seal Ring Structure of the Same.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 21, 2019. The Court subsequently cancelled the June 21, 2019 initial hearing. On June 27, 2019, we voluntarily terminated the invalidity proceeding; we filed a revised invalidity petition on July 29, 2019.
•MediaTek, Inc. v. Advanced Micro Devices, Inc., Advanced Micro Devices (China) Co., Ltd.,AMD Products (China) Co., Ltd. and Shenzhen Shundian Chain Co., Ltd., Nanshan Wanxiang Tiandi Branch Store, 2019 Yue 03 Min Chu No. 728 (Intermediate People’s Court of Shenzhen, China). On March 18, 2019, AMD Products (China) Co., Ltd. was provided with a complaint by the Shenzhen Court. MediaTek alleges that defendants infringe patent 200910000930.6, titled “Seal Ring Structure for Integrated Circuit.” On April 2, 2019, we submitted a challenge to the Court’s jurisdiction, and separately initiated invalidity proceedings in the CNIPA. The Court had set an initial hearing for June 21, 2019. The Court subsequently cancelled the June 21, 2019 initial hearing. On June 27, 2019, we voluntarily terminated the invalidity proceeding; we filed a revised invalidity petition on July 29, 2019.
Based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against us in the United States District Court for the Northern District of California. Plaintiffs allege that we misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on our “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, we filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon our motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and we filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part our motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. On January 17, 2019, the Court granted plaintiffs’ motion for class certification. The class definition does not encompass our RyzenTM or EPYCTM processors. On January 31, 2019, we filed a petition in the Ninth Circuit Court of Appeals seeking review of certain aspects of the January 17, 2019 class certification order. On May 9, 2019, the parties attended mediation and reached a tentative settlement. The tentative settlement is subject to a final executed agreement and court approval. On June 3, 2019, the Ninth Circuit Court of Appeals denied our petition seeking appellate review of the January 17, 2019 class certification order.
Based upon information presently known to management, we believe that the tentative settlement will not have a material adverse effect on our financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against us in the United States District Court for the Western District of Texas. Aquila alleges that we infringe two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that we infringe one patent (7,930,575) related to power management; and Polaris alleges that we infringe two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against us; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, we filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, we filed amended answers and counterclaims in the Collabo and Aquila cases.  On July 22, 2019, our motion to dismiss in the Polaris case was denied.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 71% for the three months ended June 29, 2019. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,”

has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remains uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. We are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed by the United States, China or other countries that could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
We also maintain confidential and personally identifiable information about our workers. The confidentiality and integrity of our worker and consumer data is important to our business and our workers and consumers have a high expectation that we adequately protect their personal information.
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
The profile of our sales may be weighted differently during the year. A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales are generally lower than fourth quarter sales, and with respect to our semi-custom SoC products for game consoles our sales pattern has reflected higher sales in the second and third quarters compared to the first and fourth quarters, although product transitions could impact these trends. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.
We may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements.
Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic, financial and business conditions along with other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our secured revolving credit facility for a principal amount up to $500 million (our Secured Revolving Facility), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Secured Revolving Facility or borrow more funds on terms acceptable to us, if at all.
We have a large amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt as of June 29, 2019 was $1.0 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
The agreements governing our notes and our Secured Revolving Facility impose restrictions on us that may adversely affect our ability to operate our business.
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

In addition, the Secured Revolving Facility 's credit agreement (Credit Agreement) restricts our ability to make cash payments on the notes to the extent that (i) on the date of such payment, an event of default exists under the Credit Agreement or would result therefrom or (ii) if we would have, on a pro forma basis after giving effect to such payment, a consolidated total leverage ratio that exceeds 3.50x. Any of our future debt agreements may contain similar restrictions. If under certain circumstances we fail to make a cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, could constitute an event of default under the agreements governing our other indebtedness.
Our Secured Revolving Facility also contains various covenants which limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities, make certain dispositions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make payments with respect to subordinated debt or certain borrowed money prior to its due date; and enter into any non-arm’s-length transaction with an affiliate (in each case, except for certain customary exceptions).
The agreements governing our notes and our Secured Revolving Facility contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other indebtedness. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes, 7.00% Notes and 2.125% Notes, and (ii) $100 million would cause a cross default under the Secured Revolving Facility. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Secured Revolving Facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes, 7.00% Notes or 2.125% Notes or the lenders under our Secured Revolving Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. We may face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated. Also, the semiconductor industry has seen several mergers and acquisitions over the last number of years. Further consolidation could adversely impact our business due to there being fewer suppliers, customers and partners in the industry.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g. BIOS, operating systems, drivers) and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on our add-in-board (AIB) partners to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software and other components cease or reduce their design, manufacture or production of current or future products that are based on or support our products, our business could be materially adversely affected.

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

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Secured Revolving Facility, which would result in a default under the indentures and our Secured Revolving Facility.
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Facility. As of June 29, 2019, $1.3 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Facility.
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
Acquisitions, divestitures, joint ventures and/or investments could disrupt our business, and/or dilute or adversely affect the price of our common stock.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through divestitures, joint ventures or investments rather than through internal development. The identification of suitable acquisition or joint venture candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures. Moreover, if such acquisitions or joint ventures require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition or a joint venture, we may not be able to assimilate and integrate effectively or efficiently the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us. Acquisitions and joint ventures may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions or joint ventures which could harm our operating results. In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, as well as incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Acquisitions and joint ventures may also reduce our cash available for operations and other uses, which could harm our business. Also, any failure on our part to effectively evaluate and execute new business initiatives could adversely affect our business. We may not adequately assess the risk of new business initiatives and subsequent events may arise that alter the risks that were initially considered.
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
In addition, we may not realize the anticipated benefits from any new business initiatives. We have a joint venture with Higon Information Technology Co., Ltd. (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). We may not realize the expected benefits from this joint venture, including the THATIC JV’s expected future performance, the receipt of any future milestone payments and royalties from certain licensed intellectual property. In June 2019, the United States Commerce Department's Bureau of Industry and Security added five Chinese entities to the Entity List, including THATIC and the THATIC JV. As a result of the Entity List designation, we are complying with U.S. law pertaining to the Entity List designation.
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

During the six months ended June 29, 2019, we settled $2 million in aggregate principal amount of our 6.75% Notes with 87,364 treasury shares and $5 million in aggregate principal amount of our 7.00% Notes with 234,701 treasury shares.
Please refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the 6.75% Notes and 7.00% Notes.

ITEM 6.	EXHIBITS

10.1
Credit Agreement dated as of June 7, 2019 by and among Advanced Micro Devices, Inc., as borrower, the lenders as referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline agent and an issuing lender, filed as Exhibit 10.1 to AMD's Current Report on Form 8-K dated June 10, 2019, is hereby incorporated by reference.

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

ADVANCED MICRO DEVICES, INC.

July 31, 2019	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer