Form 10-Q
period 2019-09-28
ADVANCED MICRO DEVICES INC
filed 2019-10-30
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 25, 2019: 1,113,627,528

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions, except per share amounts)
Net revenue	$1,801	$1,653	$4,604	$5,056
Cost of sales	1,024	992	2,685	3,146
Gross profit	777	661	1,919	1,910
Research and development	406	363	1,152	1,063
Marketing, general and administrative	185	148	544	424
Licensing gain	—	—	(60)	—
Operating income	186	150	283	423
Interest expense	(24)	(30)	(76)	(92)
Other expense, net	(36)	(6)	(40)	(4)
Income before income taxes and equity income (loss)	126	114	167	327
Provision (benefit) for income taxes	7	12	(4)	26
Equity income (loss) in investee	1	—	—	(2)
Net income	$120	$102	$171	$299
Earnings per share
Basic	$0.11	$0.10	$0.16	$0.31
Diluted	$0.11	$0.09	$0.15	$0.28
Shares used in per share calculation
Basic	1,097	987	1,075	976
Diluted	1,117	1,076	1,107	1,058

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Net income	$120	$102	$171	$299
Other comprehensive income (loss), net of tax of zero:
Unrealized gains (losses) on cash flow hedges:
Unrealized losses arising during the period	(9)	(5)	(5)	(16)
Losses reclassified into income	2	5	6	—
Total change in unrealized gains (losses) on cash flow hedges	(7)	—	1	(16)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	—	2
Total comprehensive income	$113	$102	$172	$285

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 28, 2019	December 29, 2018
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,156	$1,078
Marketable securities	53	78
Accounts receivable, net	1,393	1,235
Inventories, net	1,040	845
Prepayments and receivables-related parties	17	34
Prepaid expenses and other current assets	253	270
Total current assets	3,912	3,540
Property and equipment, net	453	348
Operating lease right-of-use assets	205	—
Goodwill	289	289
Investment: equity method	59	58
Other assets	335	321
Total assets	$5,253	$4,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net	$—	$136
Accounts payable	763	834
Payables to related parties	215	207
Accrued liabilities	837	783
Other current liabilities	49	24
Total current liabilities	1,864	1,984
Long-term debt, net	872	1,114
Long-term operating lease liabilities	201	—
Other long-term liabilities	140	192
Contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,119 and 1,010; shares outstanding: 1,114 and 1,005	11	10
Additional paid-in capital	9,490	8,750
Treasury stock, at cost (shares issued: 5 and 5)	(53)	(50)
Accumulated deficit	(7,265)	(7,436)
Accumulated other comprehensive loss	(7)	(8)
Total stockholders’ equity	2,176	1,266
Total liabilities and stockholders’ equity	$5,253	$4,556

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(In millions)
Cash flows from operating activities:
Net income	$171	$299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	158	127
Stock-based compensation	140	101
Amortization of debt discount and issuance costs	25	29
Amortization of operating lease right-of-use assets	27	—
Loss on debt redemption, repurchase and conversion	48	7
Loss on sale/disposal of property and equipment	34	—
Other	(13)	2
Changes in operating assets and liabilities:
Accounts receivable	(158)	(803)
Inventories	(195)	(44)
Prepayments and receivables - related parties	17	(37)
Prepaid expenses and other assets	(32)	(9)
Payables to related parties	8	40
Accounts payable, accrued liabilities and other	(179)	202
Net cash provided by (used in) operating activities	51	(86)
Cash flows from investing activities:
Purchases of property and equipment	(175)	(122)
Purchases of available-for-sale debt securities	(284)	(45)
Proceeds from maturity of available-for-sale debt securities	309	35
Collection of deferred proceeds on sale of receivables	25	50
Other	2	—
Net cash used in investing activities	(123)	(82)
Cash flows from financing activities:
Repayments of short-term debt	(70)	—
Proceeds from warrant exercise by related party	449	—
Proceeds from issuance of common stock through employee equity incentive plans	38	44
Payments to extinguish long-term debt	(261)	(15)
Other	(6)	(1)
Net cash provided by financing activities	150	28
Net increase (decrease) in cash, cash equivalents, and restricted cash	78	(140)
Cash, cash equivalents, and restricted cash at beginning of period	1,083	1,191
Cash, cash equivalents, and restricted cash at end of period	$1,161	$1,051
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$120	$46
Issuance of common stock to partially settle convertible debt, net	$108	$—
Issuance of treasury stock to partially settle debt	$7	$103
Deferred proceeds on sale of receivables	$—	$21
Other	$9	$9
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,156	$1,046
Restricted cash included in Prepaid expenses and other current assets	5	5
Total cash, cash equivalents, and restricted cash	$1,161	$1,051
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$11	$10	$10	$9
Common stock issued under employee equity incentive plans, net of tax withholding	—	—	—	1
Issuance of common stock upon warrant exercise	—	—	1	—
Balance, end of period	$11	$10	$11	$10
Additional paid-in capital
Balance, beginning of period	$9,325	$8,564	$8,750	$8,464
Common stock issued under employee equity incentive plans, net of tax withholding	3	9	38	44
Stock-based compensation	54	36	140	101
Issuance of common stock upon warrant exercise	—	—	449	—
Issuance of common stock to partially settle convertible debt, net	108	—	108	—
Issuance of treasury stock to partially settle debt	—	57	4	57
Other	—	—	1	—
Balance, end of period	$9,490	$8,666	$9,490	$8,666
Treasury stock
Balance, beginning of period	$(50)	$(109)	$(50)	$(108)
Treasury stock issued under employee equity incentive plans, net of tax withholding	—	(5)	—	(5)
Issuance of treasury stock to partially settle debt	—	47	3	47
Other	(3)	—	(6)	(1)
Balance, end of period	$(53)	$(67)	$(53)	$(67)
Accumulated deficit
Balance, beginning of period	$(7,385)	$(7,576)	$(7,436)	$(7,775)
Net income	120	102	171	299
Cumulative effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	—	2
Balance, end of period	$(7,265)	$(7,474)	$(7,265)	$(7,474)
Accumulated other comprehensive income (loss)
Balance, beginning of period	$—	$(10)	$(8)	$6
Other comprehensive income (loss)	(7)	—	1	(16)
Balance, end of period	(7)	(10)	(7)	(10)
Total stockholders' equity	$2,176	$1,125	$2,176	$1,125
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 28, 2019 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2019. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders' equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and nine months ended September 28, 2019 and September 29, 2018 each consisted of 13 weeks and 39 weeks, respectively.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Significant Accounting Policies. Except for the accounting policies highlighted below, there have been no material changes to the Company's significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Leases. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company's condensed consolidated balance sheet. The Company's finance leases are immaterial.
Recently Adopted Accounting Standards
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to legacy guidance. The Company adopted this standard in the first quarter of 2019, using the optional adoption method, which did not require an adjustment to comparative period financial statements, and recorded $228 million of right-of-use assets and $261 million of lease liabilities primarily related to office buildings in its consolidated balance sheet as of December 30, 2018. The Company's accounting for capital leases, now referred to as finance leases, remains unchanged. The Company's adoption of the new standard had no impact on its consolidated statement of operations or on net cash provided by or used in operating, financing, or investing activities on its consolidated statement of cash flows.
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

Recently Issued Accounting Standards
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, using a modified retrospective adoption method. The Company will adopt this standard in the first quarter of 2020 and this standard will not have a material impact on its consolidated financial statements.
There were no other significant updates to the recently issued accounting standards other than as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.
NOTE 2. Supplemental Balance Sheet Information
Accounts Receivable, net
As of September 28, 2019 and December 29, 2018, Accounts receivable, net included unbilled accounts receivable of $176 million and $308 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	September 28, 2019	December 29, 2018
	(In millions)
Raw materials	$95	$134
Work in process	754	354
Finished goods	191	357
Total inventories, net	$1,040	$845

Property and Equipment, net

	September 28, 2019	December 29, 2018
	(In millions)
Leasehold improvements	$207	$179
Equipment	945	798
Construction in progress	70	78
Property and equipment, gross	1,222	1,055
Accumulated depreciation	(769)	(707)
Total property and equipment, net	$453	$348

Other Assets

	September 28, 2019	December 29, 2018
	(In millions)
Software technology and licenses, net	$220	$226
Other	115	95
Total other assets	$335	$321

Accrued Liabilities

	September 28, 2019	December 29, 2018
	(In millions)
Accrued compensation and benefits	$212	$236
Marketing programs and advertising expenses	327	275
Software technology and licenses payable	43	28
Other	255	244
Total accrued liabilities	$837	$783

Other Current Liabilities

	September 28, 2019	December 29, 2018
	(In millions)
Unearned revenue	$5	$11
Operating lease liabilities	38	—
Other	6	13
Total other current liabilities	$49	$24
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Beginning balance	$1	$67	$11	$85
Unearned revenue	4	37	5	124
Revenue recognized during the period	—	(86)	(11)	(186)
Other	—	(15)	—	(20)
Ending balance	$5	$3	$5	$3

Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of September 28, 2019 is $523 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $220 million in the next 12 months.
The revenue allocated to remaining performance obligations did not include amounts which have an original contractual expected duration of less than one year.

NOTE 3. Equity Joint Ventures
ATMP Joint Ventures
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
The Company’s total purchases from the ATMP JV during the three and nine months ended September 28, 2019 amounted to $175 million and $479 million, respectively. The Company’s total purchases from the ATMP JV during the three and nine months ended September 29, 2018 amounted to $151 million and $429 million, respectively. As of September 28, 2019 and December 29, 2018, the amount payable to the ATMP JV was $215 million and $207 million, respectively, included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales back to the ATMP JV during the three and nine months ended September 28, 2019 amounted to $4 million and $47 million, respectively. The Company’s resales back to the ATMP JV during the three and nine months ended September 29, 2018 amounted to $21 million and $40 million, respectively. As of September 28, 2019 and December 29, 2018, the Company had receivables from ATMP JV of $4 million and $16 million, respectively, included in Prepayments and receivables-related parties on the Company’s condensed consolidated balance sheets.
For the three and nine months ended September 28, 2019, the Company recorded income of $1 million and $0 million, respectively, in Equity income (loss) in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. For the three and nine months ended September 29, 2018, the Company recorded a loss of $0 million and $2 million, respectively, in Equity income (loss) in investee on its condensed consolidated statements of operations, which included certain expenses incurred by the Company on behalf of the ATMP JV. As of September 28, 2019 and December 29, 2018, the carrying value of the Company’s investment in the ATMP JV was $59 million and $58 million, respectively.
THATIC Joint Ventures
In February 2016, the Company and Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity (JV Partner), formed a joint venture comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). The Company’s equity share in China JV1 and China JV2 is a majority and minority interest, respectively, funded by the Company’s contribution of certain of its patents. The JV Partner is responsible for the initial and on-going financing of the THATIC JV’s operations. The Company has no obligations to fund the THATIC JV. The Company does not consolidate either of these entities and accounts for its investments in the THATIC JV under the equity method of accounting. The THATIC JV is a related party of the Company.
The Company’s share in the net losses of the THATIC JV for the three and nine months ended September 28, 2019 is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of September 28, 2019. As of September 28, 2019 and December 29, 2018, the total assets and liabilities of the THATIC JV were not material.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of $293 million in license fees payable over several years upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as licensing gain within operating income. The Company recognized $60 million as licensing gain associated with the Licensed IP during the nine months ended September 28, 2019.
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

The Company’s receivable from the THATIC JV for the above agreements was $13 million and $18 million as of September 28, 2019 and December 29, 2018, respectively, included in Prepayments and receivables-related parties on its condensed consolidated balance sheets.
In June 2019, the U.S. Commerce Department’s Bureau of Industry and Security added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 4. GLOBALFOUNDRIES
In March 2009, the Company and GLOBALFOUNDRIES Inc. (GF) entered into a Wafer Supply Agreement (the WSA) under which the Company would purchase wafers from GF. The WSA, which has been amended from time to time, governs the terms by which the Company purchases products manufactured by GF through March 1, 2024. Pursuant to the WSA and its amendments, the Company is required to purchase all of its microprocessor and APU product requirements, and a certain portion of its GPU product requirements from GF manufactured at process nodes larger than 7 nanometer (nm), with limited exceptions. Under the terms of the WSA, the Company has minimum annual wafer purchase targets through 2021. If the Company fails to meet the agreed wafer purchase target during a calendar year, it will be required to pay to GF a portion of the difference between the actual wafer purchases and the applicable annual purchase target. The Company also agreed to continue to make quarterly payments to GF based on the volume of certain wafers purchased from another wafer foundry.
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
Through May 15, 2019, GF was a related party of the Company because Mubadala and Mubadala Technology Investments LLC (Mubadala Tech, a party to the WSA) were affiliated with WCH, and a member of the Company's Board of Directors (the Board) was associated with Mubadala. GF, WCH and Mubadala Tech are wholly-owned subsidiaries of Mubadala. Effective May 15, 2019, the member of the Board associated with Mubadala retired from the Board, and as a result, GF was no longer considered a related party of the Company. All prior period related party classifications on the financial statements for GF have been reclassified to conform to the current period presentation.

NOTE 5. Debt, Secured Revolving Facility and Secured Revolving Line of Credit
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes mature on September 1, 2026. However, holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of one of the following circumstances:
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
The first event described in (1) above was met during the third quarter of 2019 and as a result, the 2.125% Notes are convertible at the option of the holder from October 1, 2019 until December 31, 2019.
During the three and nine months ended September 28, 2019, the Company converted $126 million principal amount of its 2.125% Notes through the issuance of approximately 16 million shares of the Company's common stock at the conversion price of $8.00 per share and an aggregate cash payment of $14 million. As of September 28, 2019, the Company had $679 million principal of its 2.125% Notes outstanding.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of September 28, 2019.
The 2.125% Notes consisted of the following:

	September 28, 2019	December 29, 2018
	(In millions)
Principal amounts:
Principal	$679	$805
Unamortized debt discount(1)	(205)	(262)
Unamortized debt issuance costs	(8)	(11)
Net carrying amount	$466	$532
Carrying amount of the equity component, net(2)	$258	$305

(1)	Included in the consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $8 million of equity issuance costs.
As of September 28, 2019, the remaining life of the 2.125% Notes was approximately 84 months.
Based on the closing price of the Company’s common stock of $28.72 on September 27, 2019, the last trading day of the three months ended September 28, 2019, the if-converted value of the 2.125% Notes exceeded its principal amount by $1,759 million.

The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Contractual interest expense	$4	$5	$12	$13
Interest cost related to amortization of debt issuance costs	$—	$—	$1	$1
Interest cost related to amortization of the debt discount	$6	$6	$18	$18

6.75% Senior Notes Due 2019
On February 26, 2014, the Company issued $600 million of its 6.75% Senior Notes due March 1, 2019 (6.75% Notes). During the first three months of 2019, the Company redeemed the remaining $66 million in aggregate principal amount of its 6.75% Notes with a combination of cash and treasury stock.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022 (7.50% Notes). During the nine months ended September 28, 2019, the Company repurchased $25 million in aggregate principal amount of its 7.50% Notes in cash. As of September 28, 2019, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
7.00% Senior Notes Due 2024
On June 16, 2014, the Company issued $500 million of its 7.00% Senior Notes due 2024 (7.00% Notes). During the three and nine months ended September 28, 2019, the Company repurchased $80 million and $154 million, respectively, in aggregate principal amount of its 7.00% Notes with a combination of cash and treasury stock. As of September 28, 2019, the outstanding aggregate principal amount of the 7.00% Notes was $96 million.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 7.50% Notes and 7.00% Notes with cash or treasury stock and the 2.125% Notes with stock from time to time in the open market or through privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable.
Debt Redemption, Repurchase and Conversion
In aggregate, for the three and nine months ended September 28, 2019, the Company recorded a loss on extinguishment of debt of $40 million and $48 million, respectively, associated with the various debt redemptions, repurchases and conversions noted above.
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
The Credit Agreement also provides the ability to increase the Secured Revolving Facility or incur incremental term loans or other incremental equivalent debt by an amount not to exceed certain amounts as set forth in the Credit Agreement. The Company's available borrowings under the Secured Revolving Facility are also subject to reduction by an amount equal to the net cash proceeds of (i) any debt issuances not permitted by the Secured Revolving Facility and (ii) any non-ordinary course asset sales, in excess of $250 million, if such net cash proceeds are not reinvested by the Company within twelve months of receipt.

Borrowings under the Secured Revolving Facility bear interest at a variable rate based upon, at the Company’s option, either at the LIBOR rate, or the base rate (in each case, as customarily defined) plus an applicable margin. The applicable margin for LIBOR rate loans ranges, based on an applicable total leverage ratio, from 1.00% to 1.75% per annum and the applicable margin for base rate loans ranges from 0.00% to 0.75% per annum. The Company is required to pay fees on the undrawn portion available under the Secured Revolving Facility and in respect of outstanding letters of credit.
The Credit Agreement contains customary affirmative and negative covenants, as well as a total leverage covenant requiring the Company to maintain a maximum ratio of consolidated funded debt to consolidated EBITDA of 4.00:1.00 and an interest coverage covenant requiring the Company to maintain a minimum ratio of consolidated EBITDA to consolidated cash interest expense of 3.00:1.00. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Secured Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit.
As of September 28, 2019, there were no borrowings outstanding under the Credit Agreement, and the Company was in compliance with all required covenants under the Credit Agreement. As of September 28, 2019, the Company had $14 million of letters of credit outstanding under the Credit Agreement.
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
NOTE 6. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
Cash and financial instruments measured and recorded at fair value as of September 28, 2019 and December 29, 2018 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
September 28, 2019
Cash	$1,155	$1,155	$—
Level 1(1)
Government money market funds	$1	$1	$—
Total level 1	$1	$1	$—
Level 2(2)
Commercial paper	$53	$—	$53
Total level 2	$53	$—	$53
Total	$1,209	$1,156	$53

	Total Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
	(In millions)
December 29, 2018
Cash	$315	$315	$—
Level 1(1)
Government money market funds	$275	$275	$—
Total level 1	$275	$275	$—
Level 2(2)
Commercial paper	$566	$488	$78
Total level 2	$566	$488	$78
Total	$1,156	$1,078	$78

(1)	The Company’s Level 1 assets are valued using quoted prices for identical instruments in active markets.

(2)
The Company’s Level 2 assets are valued using broker reports that utilize quoted prices for identical instruments in markets that are not active or comparable instruments in active markets. Brokers gather observable inputs for all of the Company’s fixed income securities from a variety of industry data providers and other third-party sources.

In addition to the amounts presented above, as of both September 28, 2019 and December 29, 2018, the Company had $5 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. As of September 28, 2019 and December 29, 2018, the Company also had $28 million and $21 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These government money market funds and mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	September 28, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt, net	$—	$—	$136	$136
Long-term debt, net(1)	$872	$2,977	$1,114	$2,428

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $11 million as of September 28, 2019 and $16 million as of December 29, 2018, and net of unamortized debt discount associated with the 2.125% Notes of $205 million as of September 28, 2019 and $262 million as of December 29, 2018.

The Company’s long-term debt is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holder as of September 28, 2019. The estimated fair value of the 2.125% Notes take into account the value between the Company’s stock price as of the end of the quarter and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.

Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges and Foreign Currency Forward Contracts not Designated as Accounting Hedges
The following table shows the impact of losses resulting from cash flow hedges and foreign currency forward contracts not designated as accounting hedges on the respective condensed consolidated statement of operations line items:

	Three Months Ended
	September 28, 2019			September 29, 2018
	Research and development	Marketing, general and administrative	Other income (expense), net	Research and development	Marketing, general and administrative	Other income (expense), net
	(In millions)
Amounts presented in the condensed consolidated statements of operations in which the effects of cash flow hedges were recorded	$406	$185	$(36)	$363	$148	$(6)

Foreign Currency Forward Contracts - losses
Contracts designated as cash flow hedging instruments
Losses reclassified from OCI into income	(1)	(1)	—	(4)	(1)	—
Contracts not designated as hedging instruments
Losses recognized in income	—	—	(1)	—	—	—
Total losses	$(1)	$(1)	$(1)	$(4)	$(1)	$—

	Nine Months Ended
	September 28, 2019			September 29, 2018
	Research and development	Marketing, general and administrative	Other income (expense), net	Research and development	Marketing, general and administrative	Other income (expense), net
	(In millions)
Amounts presented in the condensed consolidated statements of operations in which the effects of cash flow hedges were recorded	$1,152	$544	$(40)	$1,063	$424	$(4)

Foreign Currency Forward Contracts - losses
Contracts designated as cash flow hedging instruments
Losses reclassified from OCI into income	(5)	(1)	—	—	—	—
Contracts not designated as hedging instruments
Losses recognized in income	—	—	(2)	—	—	(2)
Total losses	$(5)	$(1)	$(2)	$—	$—	$(2)

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

	September 28, 2019	December 29, 2018
	(In millions)
Foreign Currency Forward Contracts - gains (losses)
Contracts designated as cash flow hedging instruments - gains	$1	$1
Contracts designated as cash flow hedging instruments - losses	$(7)	$(8)

As of September 28, 2019 and December 29, 2018, the notional values of the Company’s outstanding foreign currency forward contracts were $573 million and $396 million, respectively. All the contracts mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings. The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum of 12 months.
NOTE 7. Accumulated Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Beginning balance	$—	$(10)	(8)	6
Unrealized losses on cash flow hedges	(9)	(5)	(5)	(16)
Losses reclassified into income	2	5	6	—
Total other comprehensive income (loss)	(7)	—	1	(16)
Ending balance	$(7)	$(10)	(7)	(10)

NOTE 8. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding.
Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus potentially dilutive shares outstanding during the period. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding Restricted Stock Units (RSUs), the assumed issuance of common shares under the stock purchase plan, and the assumed exercise of the warrant under the Warrant Agreement with WCH prior to the exercise of the warrant on February 13, 2019. Potentially dilutive shares issuable upon conversion of the 2.125% Notes are calculated using the if-converted method.
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions, except per share amounts)
Numerator
Net income	$120	$102	$171	$299
Denominator
Basic weighted-average shares	1,097	987	1,075	976
Effect of potentially dilutive shares:
Employee equity incentive plans and warrants	20	89	32	82
Diluted weighted-average shares	1,117	1,076	1,107	1,058
Earnings per share:
Basic	$0.11	$0.10	$0.16	$0.31
Diluted	$0.11	$0.09	$0.15	$0.28

Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 101 million for the three months ended September 28, 2019 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive. Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 103 million for the three months ended September 29, 2018 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 102 million for the nine months ended September 28, 2019 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive. Potential shares from employee equity incentive plans and the conversion of the 2.125% Notes totaling 104 million for the nine months ended September 29, 2018 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 9. Stock-Based Incentive Compensation Plans
Stock Options
During the three and nine months ended September 28, 2019, the Company granted 0.6 million and 0.7 million shares of employee stock options, respectively, with weighted average grant date fair values per share of $13.74 and $13.31, respectively.
During the three and nine months ended September 29, 2018, the Company granted 1.0 million and 1.1 million shares of employee stock options, respectively, with weighted average grant date fair values per share of $8.08 and $7.62, respectively.
Restricted Stock Units (RSUs)
During the three and nine months ended September 28, 2019, the Company granted 5.8 million and 7.2 million shares of RSUs, respectively, with weighted average grant date fair values per share of $34.02 and $32.34, respectively.
During the three and nine months ended September 29, 2018, the Company granted 8.0 million and 11.0 million shares of RSUs, respectively, with weighted average grant date fair values per share of $19.39 and $17.47, respectively.
Performance-based Restricted Stock Units with Market Conditions
From time to time, the Company grants performance-based RSUs to its senior executives. The number of shares earned are dependent upon achievement of either market conditions, or performance and market conditions and are subject to requisite service conditions.
During the three and nine months ended September 28, 2019, the Company granted 1.5 million and 1.6 million shares of market-based RSUs, respectively, with weighted average grant date fair values per share of $50.83 and $50.00, respectively.
During the three and nine months ended September 29, 2018, the Company granted 0.8 million and 1.0 million shares of market-based RSUs, respectively, with weighted average grant date fair values per share of $23.97 and $21.67, respectively.

Employee Stock Purchase Plan (ESPP)
During the nine months ended September 28, 2019 and September 29, 2018, 1.8 million and 2.2 million shares of common stock were purchased under the ESPP at a purchase price of $16.18 and $9.57, respectively, resulting in cash proceeds of $29 million and $21 million, respectively. The fair values of stock purchase rights granted under the ESPP during the nine months ended September 28, 2019 and September 29, 2018 were $9.52 and $3.42 per share, respectively.
For the three and nine months ended September 28, 2019, the Company recorded stock-based compensation expense under employee equity incentive plans of $54 million and $140 million, respectively. For the three and nine months ended September 29, 2018, the Company recorded stock-based compensation expense under employee equity incentive plans of $36 million and $101 million, respectively.
NOTE 10. Income Taxes
For the three months ended September 28, 2019, the Company recorded an income tax provision of $7 million, consisting primarily of $4 million of withholding taxes and $3 million of foreign income taxes in profitable locations. For the three months ended September 29, 2018, the Company recorded an income tax provision of $12 million, consisting of $7 million for withholding taxes and $5 million for U.S. income taxes.
For the nine months ended September 28, 2019, the Company recorded an income tax benefit of $4 million, consisting primarily of a $13 million tax benefit as a result of the completion of an internal tax structuring, partially offset by $5 million of withholding taxes and $4 million of foreign income taxes in profitable locations. For the nine months ended September 29, 2018, the Company recorded an income tax provision of $26 million, consisting of $15 million for U.S. taxes, $7 million for withholding taxes and $4 million of foreign income taxes in profitable locations.
As of September 28, 2019, substantially all of the Company’s U.S. and Canadian deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, as of September 28, 2019, in management’s estimate, is not more likely than not to be achieved.

NOTE 11. Segment Reporting
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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Net revenue:
Computing and Graphics	$1,276	$938	$3,047	$3,139
Enterprise, Embedded and Semi-Custom	525	715	1,557	1,917
Total net revenue	$1,801	$1,653	$4,604	$5,056
Operating income (loss):
Computing and Graphics	$179	$100	$217	$355
Enterprise, Embedded and Semi-Custom	61	86	218	169
All Other (1)	(54)	(36)	(152)	(101)
Total operating income	$186	$150	$283	$423

(1)
For all periods presented, All Other operating loss was related to stock-based compensation expense except for All Other operating loss of $152 million for the nine months ended September 28, 2019, which consisted of $140 million stock-based compensation expense and $12 million contingent loss accrual on a legal matter.

NOTE 12. Leases
The Company has entered into operating and finance leases for its corporate offices, datacenters, research and development facilities and certain equipment. The leases expire at various dates through 2028, some of which include options to extend the lease for up to 5 years.
For the three and nine months ended September 28, 2019, the Company recorded $13 million and $39 million of operating lease expense, respectively. For the three and nine months ended September 28, 2019, the Company recorded $6 million and $19 million of variable lease expense, respectively. For the three and nine months ended September 28, 2019, cash paid for operating leases included in operating cash flows was $14 million and $36 million, respectively. The Company's finance leases and short-term leases are immaterial.

September 28, 2019
Weighted-average remaining lease term – operating leases	6 years
Weighted-average discount rate – operating leases	6.11%
Future minimum lease payments under non-cancellable operating lease liabilities are as follows:

September 28, 2019
(In millions)
2019 (3 months remaining)	$13
2020	51
2021	46
2022	42
2023	37
Thereafter	103
Total minimum lease payments	$292
Less: interest	(53)
Present value of net minimum lease payments	239
Less: current portion	(38)
Total	$201

NOTE 13. Contingencies
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for AMD's common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California (“Securities Class Action”). As discussed above, on May 23, 2019, the court in the Securities Class Action granted a motion to dismiss filed by the Company and certain individual officers and thereafter entered final judgment dismissing the Securities Class Action with prejudice. On June 17, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019. On September 5, 2019, the court granted the parties' joint stipulation of dismissal.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against the Company and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for AMD's common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against the Company in the United States District Court for the Northern District of California (Class Action). As discussed above, on May 23, 2019, the court in the Class Action granted a motion to dismiss filed by the Company and certain individual officers and thereafter entered final judgment dismissing the Class Action with prejudice. On June 12, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019. On August 1, 2019, the court granted the parties' voluntary dismissal.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against the Company, alleging infringement of six patents related to memory controllers and integrated circuit structures. On April 15, 2019, the Company filed a motion to dismiss portions of MediaTek’s complaint. On April 29, 2019, MediaTek filed an amended complaint. On May 13, 2019, AMD filed a motion to dismiss part of MediaTek's amended complaint. Subsequently, the parties agreed to dismiss the lawsuit and the Court granted the parties' request on September 24, 2019.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief. AMD subsequently initiated invalidity proceedings regarding each of the patents-in-suit. The parties are now in the process of mutually dismissing each of the infringement and invalidity proceedings as well.
Based upon information presently known to management, the Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on the Company's “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company's motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company's motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. On January 17, 2019, the Court granted plaintiffs’ motion for class certification. The class definition does not encompass the Company's RyzenTM or EPYCTM processors. On January 31, 2019, the Company filed a petition in the Ninth Circuit Court of Appeals seeking review of certain aspects of the January 17, 2019 class certification order. On May 9, 2019, the parties attended mediation and reached a tentative settlement. The tentative settlement is subject to a final executed agreement and court approval. On June 3, 2019, the Ninth Circuit Court of Appeals denied the Company’s petition seeking appellate review of the January 17, 2019 class certification order. On August 9, 2019, the parties executed a settlement agreement. On August 23, 2019, Plaintiffs filed their motion for preliminary approval of the settlement agreement. On October 4, 2019, the Court granted the motion for preliminary approval of the settlement agreement.
Based upon information presently known to management, the Company believes that the settlement will not have a material adverse effect on its financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, AMD filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, the Company filed amended answers and counterclaims in the Collabo and Aquila cases. On July 22, 2019, the Company's motion to dismiss in the Polaris case was denied. On August 23, 2019, the Court held a claim construction hearing in each case.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; expected seasonality trends;that unbilled accounts receivables are expected to be billed and collected within twelve months; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; sales patterns of AMD’s PC products and semi-custom System-on-Chip (SoC) products for game consoles; the level of international sales as compared to total sales; that AMD’s cash, cash equivalents and marketable securities balances together with the availability under that certain revolving credit facility (Secured Revolving Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing or external financing on favorable terms; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; ongoing and increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from current expectations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors”and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements, except as may be required by law.

AMD, the AMD Arrow logo, ATI, and the ATI logo, Athlon, EPYC, Radeon, Ryzen and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a codename for an AMD architecture, and is not a product name.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 28, 2019 compared to the prior year periods, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended September 28, 2019 was $1.8 billion, a 9% increase compared to the prior year period. The increase was primarily due to a 36% increase in Computing and Graphics net revenue, partially offset by a 27% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors. The decrease in Enterprise, Embedded and Semi-Custom net revenue was primarily due to lower semi-custom revenue, partially offset by higher EPYC™ server processor revenue. Our operating income for the three months ended September 28, 2019 was $186 million compared to operating income of $150 million for the prior year period. Our net income for the three months ended September 28, 2019 was $120 million compared to net income of $102 million for the prior year period.
During the third quarter of 2019, we continued to achieve our product milestones. In August, we launched our 2nd Gen EPYC™ processors based on our "Zen 2" core architecture. In September, we introduced AMD Ryzen™ Pro 3000 and AMD Athlon™ Pro desktop processors for commercial and small business consumers.
Cash, cash equivalents and marketable securities as of September 28, 2019 were $1.21 billion, compared to $1.16 billion as of December 29, 2018.
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
Additional information on our reportable segments is contained in Note 11: Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, first quarter PC product sales have been generally lower than fourth quarter sales, and our semi-custom SoC products for game console sales pattern has reflected higher sales in the second and third quarters compared to the first and fourth quarters, although product transitions could impact these trends.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Net revenue:
Computing and Graphics	$1,276	$938	$3,047	$3,139
Enterprise, Embedded and Semi-Custom	525	715	1,557	1,917
Total net revenue	$1,801	$1,653	$4,604	$5,056
Operating income (loss):
Computing and Graphics	$179	$100	$217	$355
Enterprise, Embedded and Semi-Custom	61	86	218	169
All Other	(54)	(36)	(152)	(101)
Total operating income	$186	$150	$283	$423
Computing and Graphics
Computing and Graphics net revenue of $1.3 billion for the three months ended September 28, 2019 increased by 36%, compared to net revenue of $938 million for the prior year period, primarily as a result of a 10% increase in unit shipments and a 40% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors, partially offset by a decrease in demand for our Radeon mobile products. The increase in average selling price was driven by higher demand for our Ryzen processors.
Computing and Graphics net revenue of $3.0 billion for the nine months ended September 28, 2019 decreased by 3%, compared to net revenue of $3.1 billion for the prior year period, primarily as a result of lower graphics channel memory sales due to the decline in blockchain-related demand, partially offset by a 16% increase in average selling price. Unit shipments were flat due to higher demand for our Ryzen processors, offset by lower demand for our Radeon channel products caused primarily by the decline in blockchain-related demand and lower sales of our Radeon mobile products. The increase in average selling price was driven by higher demand for our Ryzen processors and datacenter GPUs, partially offset by lower demand for our Radeon channel products.
Computing and Graphics operating income was $179 million for the three months ended September 28, 2019, compared to operating income of $100 million for the prior year period. The improvement in operating income was primarily driven by higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Computing and Graphics operating income was $217 million for the nine months ended September 28, 2019, compared to operating income of $355 million for the prior year period. The decline in operating income was primarily driven by lower sales and higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $525 million for the three months ended September 28, 2019 decreased by 27%, compared to net revenue of $715 million for the prior year period, primarily as a result of lower semi-custom product revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom net revenue of $1.6 billion for the nine months ended September 28, 2019 decreased by 19%, compared to net revenue of $1.9 billion for the prior year period, primarily as a result of lower semi-custom product revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating income was $61 million for the three months ended September 28, 2019 compared to operating income of $86 million for the prior year period. The decline in operating income was primarily due to lower semi-custom product sales and higher operating expenses, partially offset by higher sales of our EPYC server processors. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $218 million for the nine months ended September 28, 2019 compared to operating income of $169 million for the prior year period. The improvement in operating income was primarily due to higher EPYC server processor sales and a licensing gain of $60 million recognized in the first quarter of 2019, partially offset by lower semi-custom product sales and higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
All Other
All Other operating loss of $54 million and $36 million for the three months ended September 28, 2019 and prior year period, respectively, were related to stock-based compensation expense.
All Other operating loss of $152 million for the nine months ended September 28, 2019 consisted of $140 million of stock-based compensation expense and a $12 million contingent loss accrual on a legal matter. All Other operating loss of $101 million for the prior year period was related to stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 72% for the three months ended September 28, 2019 and 74% for the prior year period. The decrease in international sales as a percentage of net revenue for the three months ended September 28, 2019 compared to the prior year period was primarily driven by a higher proportion of revenue from domestic sales of our products within the Enterprise, Embedded and Semi-Custom segment.
International sales as a percentage of net revenue were 73% for the nine months ended September 28, 2019 and 79% for the prior year period. The decrease in international sales as a percentage of net revenue for the nine months ended September 28, 2019 compared to the prior year period was primarily driven by lower revenue from Taiwan-related sales of our products within the Computing and Graphics segment.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense, Net, Income Taxes and Equity Income (Loss) in investee
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions except for percentages)
Cost of sales	$1,024	$992	$2,685	$3,146
Gross profit	777	661	1,919	1,910
Gross margin percentage	43%	40%	42%	38%
Research and development	406	363	1,152	1,063
Marketing, general and administrative	185	148	544	424
Licensing gain	—	—	(60)	—
Interest expense	(24)	(30)	(76)	(92)
Other expense, net	(36)	(6)	(40)	(4)
Provision (benefit) for income taxes	7	12	(4)	26
Equity income (loss) in investee	1	—	—	(2)
Gross Margin
Gross margin as a percentage of net revenue was 43% for the three months ended September 28, 2019, compared to 40% for the prior year period. The improvement in gross margin was primarily driven by higher sales of Ryzen and EPYC processors with higher gross margin than the corporate average.
Gross margin as a percentage of net revenue was 42% for the nine months ended September 28, 2019, compared to 38% for the prior year period. The improvement in gross margin was primarily driven by higher sales of Ryzen and EPYC processors with higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $406 million for the three months ended September 28, 2019 increased by $43 million, or 12%, compared to $363 million for the prior year period, primarily due to an increase in product development costs in the Computing and Graphics segment as well as stock-based compensation expense.
Research and development expenses of $1.2 billion for the nine months ended September 28, 2019 increased by $89 million, or 8%, compared to $1.1 billion for the prior year period, primarily due to an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments as well as an increase in stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $185 million for the three months ended September 28, 2019 increased by $37 million, or 25%, compared to $148 million for the prior year period, primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Marketing, general and administrative expenses of $544 million for the nine months ended September 28, 2019 increased by $120 million, or 28%, compared to $424 million for the prior year period, primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Interest Expense
Interest expense for the three months ended September 28, 2019 was $24 million, compared to $30 million for the prior year period. The decrease was primarily due to lower debt balances.
Interest expense for the nine months ended September 28, 2019 was $76 million, compared to $92 million for the prior year period. The decrease was primarily due to lower debt balances.

Other Income (Expense), Net
Other expense, net of $36 million for the three months ended September 28, 2019 increased by $30 million, compared to $6 million of Other expense, net for the prior year period. The increase in expense was primarily due to $40 million of loss on extinguishment of debt in the current period compared to $6 million of loss on extinguishment of debt in the prior year period.
Other expense, net of $40 million for the nine months ended September 28, 2019 increased by $36 million, compared to $4 million of Other expense, net for the prior year period. The increase in expense was primarily due to $48 million of loss on extinguishment of debt in the current period compared to $7 million of loss on extinguishment of debt in the prior year period.

Provision (Benefit) For Income Taxes
For the three months ended September 28, 2019, we recorded an income tax provision of $7 million, consisting primarily of $4 million of withholding taxes and $3 million of foreign income taxes in profitable locations. For the three months ended September 29, 2018, we recorded an income tax provision of $12 million, consisting of $7 million for withholding taxes and $5 million for U.S. income taxes.
For the nine months ended September 28, 2019, we recorded an income tax benefit of $4 million, consisting primarily of a $13 million tax benefit as a result of the completion of an internal tax structuring, partially offset by $5 million of withholding taxes and $4 million of foreign income taxes in profitable locations. For the nine months ended September 29, 2018, we recorded an income tax provision of $26 million, consisting of $15 million for U.S. income taxes, $7 million for withholding taxes and $4 million of foreign income taxes in profitable locations.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 28, 2019, our cash, cash equivalents and marketable securities were $1.21 billion, compared to $1.16 billion as of December 29, 2018. The percentage of cash and cash equivalents held domestically was 95% as of September 28, 2019, compared to 88% as of December 29, 2018. Our operating, investing and financing activities for the nine months ended September 28, 2019 compared to the prior year period are as described below:

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(In millions)
Net cash provided by (used in):
Operating activities	$51	$(86)
Investing activities	$(123)	$(82)
Financing activities	$150	$28
The aggregate principal amount of our outstanding debt obligations was $1.1 billion and $1.5 billion as of September 28, 2019 and December 29, 2018, respectively.
We believe our cash, cash equivalents and marketable securities balance along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Net cash provided by operating activities was $51 million for the nine months ended September 28, 2019 compared to net cash used in operating activities of $86 million for the prior year period. This change was primarily due to changes in working capital, largely driven by higher cash collections, partially offset by accounts payable, payroll and wafer purchases.
Investing Activities
Net cash used in investing activities was $123 million for the nine months ended September 28, 2019, which primarily consisted of $284 million for purchases of available-for-sale debt securities and $175 million for purchases of property and equipment, partially offset by $309 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $82 million for the nine months ended September 29, 2018, which primarily consisted of $122 million for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $150 million for the nine months ended September 28, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. (WCH) and $38 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by $331 million used for the redemption of our 6.75% Senior Notes due 2019 (6.75% Notes), the conversion of some of our 2.125% Convertible Senior Notes due 2026 (2.125% Notes), the repurchase of some of our 7.50% Senior Notes due 2022 (7.50% Notes) and 7.00% Senior Notes due 2024 (7.00% Notes), and the repayment of our outstanding loan balance of $70 million when we terminated our secured revolving line of credit under the Amended and Restated Loan and Security Agreement dated as of April 14, 2015.
Net cash provided by financing activities was $28 million for the nine months ended September 29, 2018, which primarily consisted of a cash inflow of $44 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by a cash outflow of $15 million for the repurchase of our 6.75% Notes and 7.00% Notes.

Contractual Obligations
The following table summarizes our consolidated principal contractual obligations as of September 28, 2019, and is supplemented by the discussion following the table:

	Payments due by period as of September 28, 2019
(In millions)	Total	2019 (3 months remaining)	2020	2021	2022	2023	2024 and thereafter
Term Debt	$1,087	$—	$—	$—	$312	$—	$775
Other long-term liabilities (1)	150	7	52	49	39	1	2
Aggregate interest obligation (2)	204	11	46	46	37	22	42
Operating leases	292	13	51	46	42	37	103
Purchase obligations (3)	2,589	1,036	956	588	7	2	—
Total contractual obligations (4)	$4,322	$1,067	$1,105	$729	$437	$62	$922

(1)	Amounts primarily represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including payments due within the next 12 months.

(2)	Represents interest obligations, payable in cash, for our outstanding debt.

(3)
Represents purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only include the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

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
Off-Balance Sheet Arrangements
As of September 28, 2019, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes for the three and nine months ended September 28, 2019 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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
As of September 28, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended September 28, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Zeng Shareholder Derivative Lawsuit
On March 8, 2018, a purported shareholder derivative lawsuit captioned Zeng v. Su, et al., Case No. 18CIV01192 was filed against us (as a nominal defendant only) and certain of our directors and officers in the San Mateo County Superior Court of the State of California. The complaint purports to assert claims against us and certain individual directors and officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for our common stock during the period. On April 26, 2018, the lawsuit was transferred to Santa Clara County and assigned a new case number, 18CV327692. On August 14, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California (“Securities Class Action”). As discussed above, on May 23, 2019, the court in the Securities Class Action granted a motion to dismiss filed by us and certain individual officers and thereafter entered final judgment dismissing the Securities Class Action with prejudice. On June 17, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019. On September 5, 2019, the court granted the parties' joint stipulation of dismissal.
In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation
Two purported shareholder derivative lawsuits were filed against us (as a nominal defendant only) and certain of our directors and officers in the United States District Court, Northern District of California: (1) Jacqueline Dolby, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03575, filed on June 14, 2018; and (2) Gusinsky Trust, derivatively on behalf of AMD, Inc. v. Su et al., Case No. 5:18-cv-03811, filed on June 26, 2018. The complaints purport to assert claims against us and certain individual directors and officers for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek damages purportedly caused by alleged materially misleading statements and/or material omissions by us and the individual directors and officers regarding Spectre. The plaintiffs allege that these statements and omissions operated to artificially inflate the price paid for our common stock during the period. On July 12, 2018, the court consolidated the Dolby and Gusinsky Trust shareholder derivative lawsuits under the caption In re Advanced Micro Devices, Inc. Shareholder Derivative Litigation. On August 10, 2018, the Court stayed this lawsuit pending a decision on the motion to dismiss in Kim et al. v. AMD, et al., Case No. 3:18-cv-00321 filed against us in the United States District Court for the Northern District of California (Class Action). As discussed above, on May 23, 2019, the court in the Class Action granted a motion to dismiss filed by us and certain individual officers and thereafter entered final judgment dismissing the Class Action with prejudice. On June 12, 2019, the court in this case entered a joint stipulation to extend the stay until October 7, 2019. On August 1, 2019, the court granted the parties' voluntary dismissal.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against us in the United States District Court for the Western District of Texas. Aquila alleges that we infringe two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that we infringe one patent (7,930,575) related to power management; and Polaris alleges that we infringe two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against us; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, we filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, we filed amended answers and counterclaims in the Collabo and Aquila cases. On July 22, 2019, our motion to dismiss in the Polaris case was denied. On August 23, 2019, the Court held a claim construction hearing in each case.
Based upon information presently known to management regarding the Zeng shareholder derivative lawsuit, In re Advanced Micro Devices, Inc. shareholder derivative litigation and Quarterhill Inc. litigation, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations.

MediaTek Litigation
MediaTek, Inc. v. Advanced Micro Devices, Inc., No. 19-cv-368 in the United States District Court for the District of Delaware. On February 21, 2019, MediaTek, Inc. filed suit against us, alleging infringement of six patents related to memory controllers and integrated circuit structures. On April 15, 2019, we filed a motion to dismiss portions of MediaTek’s complaint. On April 29, 2019, MediaTek filed an amended complaint. On May 13, 2019, we filed a motion to dismiss part of MediaTek's amended complaint. Subsequently, the parties agreed to dismiss the lawsuit and the Court granted the parties' request on September 24, 2019.
On March 18, 2019, AMD Products (China) Co., Ltd. was provided with four complaints filed by MediaTek in the Intermediate People’s Court of Shenzhen, China. Each complaint alleges infringement of one patent by certain AMD entities, identifies an exemplary product, and seeks injunctive and monetary relief. We subsequently initiated invalidity proceedings regarding each of the patents-in-suit. The parties are now in the process of mutually dismissing each of the infringement and invalidity proceedings as well.
Based upon information presently known to management, we believe that the resolution of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against us in the United States District Court for the Northern District of California. Plaintiffs allege that we misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on our “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, we filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon our motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and we filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part our motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. On January 17, 2019, the Court granted plaintiffs’ motion for class certification. The class definition does not encompass our RyzenTM or EPYCTM processors. On January 31, 2019, we filed a petition in the Ninth Circuit Court of Appeals seeking review of certain aspects of the January 17, 2019 class certification order. On May 9, 2019, the parties attended mediation and reached a tentative settlement. The tentative settlement is subject to a final executed agreement and court approval. On June 3, 2019, the Ninth Circuit Court of Appeals denied our petition seeking appellate review of the January 17, 2019 class certification order. On August 9, 2019, the parties executed a settlement agreement. On August 23, 2019, Plaintiffs filed their motion for preliminary approval of the settlement agreement. On October 4, 2019, the Court granted the motion for preliminary approval of the settlement agreement. Based upon information presently known to management, we believe that the settlement will not have a material adverse effect on our financial condition, cash flows or results of operations.

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
Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing our 7nm product portfolio on Taiwan Semiconductor Co., Ltd.’s (TSMC) 7nm process. If TSMC is not able to manufacture our 7nm products in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
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
The wafer supply agreement (WSA) governs the terms by which we purchase products manufactured by GF and is in place until 2024. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU product requirements from GF manufactured at process nodes larger than 7 nanometer (nm), with limited exceptions. If GF is unable to achieve anticipated manufacturing yields, manufacture our products on a timely basis at competitive prices or meet our capacity requirements, then we may experience supply shortages for certain products or increased costs and our business could be materially adversely affected.
Under the terms of the WSA, we have agreed to minimum annual wafer purchase targets through 2021. If we fail to meet the agreed wafer purchase target during a calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 72% for the three months ended September 28, 2019. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
Government actions and regulations such as export administration regulations, tariffs, and trade protection measures, may limit our ability to export our products to certain customers.
 In June 2019, the United States Commerce Department’s Bureau of Industry and Security (BIS) added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. In October 2019, the BIS added additional Chinese entities to the Entity List. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remains uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. We are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business.
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
The profile of our sales may be weighted differently during the year. A large portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenue for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally with the markets in which our products are sold. For example, historically, first quarter PC product sales have been generally lower than fourth quarter sales, and our semi-custom SoC products for game console sales pattern has reflected higher sales in the second and third quarters compared to the first and fourth quarters, although product transitions could impact these trends. Many of the factors that create and affect quarterly and seasonal trends are beyond our control.
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
Our total debt as of September 28, 2019 was $0.9 billion, net of unamortized debt issuance costs and unamortized debt discount associated with the 2.125% Notes. Our large indebtedness may:

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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in such a declining market, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel Corporation has announced that it plans to expand its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing segments, which may negatively impact our ability to compete in these computing segments.
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
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the third quarter of 2019, the sale price for conversion was satisfied as of the end of September 30, 2019 and as a result, the 2.125% Notes are eligible for conversion during the fourth calendar quarter of 2019. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit both our distributors and AIB partners to offer our competitors’ products. We are dependent on our distributors and AIB partners to supplement our direct marketing and sales efforts. If any significant distributor or AIB partner or a substantial number of our distributors or AIB partners terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. In addition, if we are unable to collect accounts receivable from our significant distributors and/or AIB partners, it could have a material adverse effect on our business. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.
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
We license certain third-party technologies and tools for the design and production of our products. We report the value of those licenses as intangible assets on the balance sheet and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, and changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges. For example, during the fourth quarter of 2018, we recorded an impairment charge in Cost of sales of $45 million on technology licenses related to products that were no longer being used.

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
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes, 7.00% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Facility. As of September 28, 2019, $1.1 billion principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Facility.
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
In addition, we may not realize the anticipated benefits from any new business initiatives. We have a joint venture with Higon Information Technology Co., Ltd. (THATIC), comprised of two separate legal entities, China JV1 and China JV2 (collectively, the THATIC JV). We may not realize the expected benefits from this joint venture, including the THATIC JV’s expected future performance, the receipt of any future milestone payments and royalties from certain licensed intellectual property. In June 2019, the United States Commerce Department's Bureau of Industry and Security added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. We are complying with U.S. law pertaining to the Entity List designation.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, as described in Note 13 of our condensed consolidated financial statements, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims, including those described in Note 13 of our condensed consolidated financial statements. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, including the claims described in Note 13 of our condensed consolidated financial statements, it could result in the payment of damages that could be material to our business.
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
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States federal government enacted significant tax reform, and certain provisions of the new law may adversely affect us. The Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) has resulted in significant changes to the United States corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense. The Tax Reform Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to United States taxation. To determine the transition tax, the Tax Act requires complex computations not previously provided in U.S. tax law, including calculating and supporting with primary evidence U.S. tax attributes such as accumulated foreign earnings and profits, foreign taxes paid, and other tax components involved in foreign tax credit calculations since 1986.  As additional regulatory guidance is issued by the applicable taxing authorities and as new accounting treatment is clarified, we may report additional adjustments in the period if new information becomes available. Additional adjustments may be material and could materially affect our tax obligations and effective tax rate.
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

During the nine months ended September 28, 2019, we settled $2 million in aggregate principal amount of our 6.75% Notes with 87,364 treasury shares and $5 million in aggregate principal amount of our 7.00% Notes with 234,701 treasury shares.
Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the 6.75% Notes and 7.00% Notes.
We issued warrants dated September 19, 2019 and September 30, 2019 to purchase 235,163 and 21,750 shares, respectively, of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.4994 per share and expire on September 19, 2022 and September 30, 2022, respectively. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

*10.1	Offer Letter between Advanced Micro Devices, Inc. and Rick Bergman dated August 1, 2019.
*10.2	Sign-On Bonus Letter between Advanced Micro Devices, Inc. and Rick Bergman dated August 1, 2019.
*10.3	Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Lisa T. Su, dated August 9, 2019.
*10.4	Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Mark Papermaster, dated August 9, 2019.
*10.5	Advanced Micro Devices, Inc. Outside Director Equity Compensation Policy, as amended and restated, dated August 21, 2019.
*10.6	Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of August 21, 2019.
*10.7	2004 Equity Incentive Plan, as amended and restated, dated August 21, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 30, 2019	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer