Form 10-Q
period 2020-03-28
ADVANCED MICRO DEVICES INC
filed 2020-04-29
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

(408) 749-4000
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMD	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 24, 2020: 1,171,190,397

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions, except per share amounts)
Net revenue	$1,786	$1,272
Cost of sales	968	751
Gross profit	818	521
Research and development	442	373
Marketing, general and administrative	199	170
Licensing gain	—	(60)
Operating income	177	38
Interest expense	(13)	(27)
Other income (expense), net	4	(7)
Income before income taxes and equity loss	168	4
Provision for (benefit from) income taxes	6	(13)
Equity loss in investee	—	(1)
Net income	$162	$16
Earnings per share
Basic	$0.14	$0.01
Diluted	$0.14	$0.01
Shares used in per share calculation
Basic	1,170	1,044
Diluted	1,224	1,094

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Net income	$162	$16
Other comprehensive income (loss), net of tax of zero:
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(17)	5
Net losses reclassified into income	3	2
Total change in unrealized gains (losses) on cash flow hedges	(14)	7
Total comprehensive income	$148	$23

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 28, 2020	December 28, 2019
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$1,466
Marketable securities	55	37
Accounts receivable, net	1,691	1,859
Inventories, net	1,056	982
Prepayment and receivables—related parties	17	20
Prepaid expenses and other current assets	241	233
Total current assets	4,390	4,597
Property and equipment, net	540	500
Operating lease right-of-use assets	221	205
Goodwill	289	289
Investment: equity method	58	58
Other assets	366	379
Total assets	$5,864	$6,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$988
Payables to related parties	187	213
Accrued liabilities	1,070	1,084
Other current liabilities	75	74
Total current liabilities	1,985	2,359
Long-term debt, net	488	486
Long-term operating lease liabilities	211	199
Other long-term liabilities	143	157
Contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,176 and 1,175; shares outstanding: 1,171 and 1,170	12	12
Additional paid-in capital	10,026	9,963
Treasury stock, at cost (shares issued: 5 and 5)	(54)	(53)
Accumulated deficit	(6,933)	(7,095)
Accumulated other comprehensive loss	(14)	—
Total stockholders’ equity	3,037	2,827
Total liabilities and stockholders’ equity	$5,864	$6,028

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Cash flows from operating activities:
Net income	$162	$16
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	68	46
Stock-based compensation	59	41
Amortization of debt discount and issuance costs	4	9
Amortization of operating lease right-of-use assets	10	9
Loss on debt redemption	—	8
Loss on sale/disposal of property and equipment	18	6
Other	3	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	168	(5)
Inventories, net	(74)	(110)
Prepayment and receivables—related parties	3	(4)
Prepaid expenses and other assets	(31)	(14)
Payables to related parties	(26)	(6)
Accounts payable, accrued liabilities and other	(429)	(208)
Net cash used in operating activities	(65)	(213)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(62)
Purchases of available-for-sale debt securities	(55)	(231)
Proceeds from maturity of available-for-sale debt securities	37	93
Collection of deferred proceeds on sale of receivables	—	25
Other	—	2
Net cash used in investing activities	(73)	(173)
Cash flows from financing activities:
Repayments of debt	—	(164)
Proceeds from warrant exercise	—	449
Proceeds from sales of common stock through employee equity plans	3	1
Other	(1)	—
Net cash provided by financing activities	2	286
Net decrease in cash, cash equivalents, and restricted cash	(136)	(100)
Cash, cash equivalents, and restricted cash at beginning of period	1,470	1,083
Cash, cash equivalents, and restricted cash at end of period	$1,334	$983
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$99	$62
Transfer of assets for the acquisition of property and equipment	$13	$—
Issuance of treasury stock to partially settle debt	$—	$7
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$25	$3
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,330	$978
Restricted cash included in Prepaid expenses and other current assets	4	5
Total cash, cash equivalents, and restricted cash	$1,334	$983
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$12	$10
Issuance of common stock upon warrant exercise	—	1
Balance, end of period	$12	$11
Additional paid-in capital
Balance, beginning of period	$9,963	$8,750
Common stock issued under employee equity plans	3	1
Stock-based compensation	59	41
Issuance of common stock upon warrant exercise	—	448
Issuance of common stock warrant	1	—
Issuance of treasury stock to partially settle debt	—	5
Other	—	1
Balance, end of period	$10,026	$9,246
Treasury stock
Balance, beginning of period	$(53)	$(50)
Issuance of treasury stock to partially settle debt	—	2
Other	(1)	—
Balance, end of period	$(54)	$(48)
Accumulated deficit
Balance, beginning of period	$(7,095)	$(7,436)
Net income	162	16
Balance, end of period	$(6,933)	$(7,420)
Accumulated other comprehensive income (loss)
Balance, beginning of period	$—	$(8)
Other comprehensive income (loss)	(14)	7
Balance, end of period	(14)	(1)
Total stockholders' equity	$3,037	$1,788
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 28, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three months ended March 28, 2020 and March 30, 2019 each consisted of 13 weeks.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Recently Adopted Accounting Standards
Financial Instruments. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard in the first quarter of 2020 using the modified retrospective adoption method. This standard did not have an impact on the condensed consolidated financial statements upon adoption.
Recently Issued Accounting Standards
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. While most aspects of this standard are prospective, upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
There were no other significant updates to the recently issued accounting standards other than as disclosed above.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its condensed consolidated financial statements.

NOTE 2. Supplemental Balance Sheet Information
Accounts Receivable, net
As of March 28, 2020 and December 28, 2019, Accounts receivable, net included unbilled accounts receivable of $188 million and $197 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories, net

	March 28, 2020	December 28, 2019
	(In millions)
Raw materials	$88	$94
Work in process	740	691
Finished goods	228	197
Total inventories, net	$1,056	$982

Property and Equipment, net

	March 28, 2020	December 28, 2019
	(In millions)
Leasehold improvements	$199	$203
Equipment	999	951
Construction in progress	136	114
Property and equipment, gross	1,334	1,268
Accumulated depreciation	(794)	(768)
Total property and equipment, net	$540	$500

Other Assets

	March 28, 2020	December 28, 2019
	(In millions)
Software technology and licenses, net	$194	$210
Other	172	169
Total other assets	$366	$379

Accrued Liabilities

	March 28, 2020	December 28, 2019
	(In millions)
Accrued compensation and benefits	$205	$285
Marketing programs and advertising expenses	478	454
Other	387	345
Total accrued liabilities	$1,070	$1,084

Remaining Performance Obligations
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2020 is $484 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $211 million of such amounts as revenue in the next 12 months.
The revenue allocated to remaining performance obligations did not include amounts which have an original expected contractual duration of less than one year.
NOTE 3. Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with Tongfu Microelectronics Co., Ltd, a Chinese joint stock company, and as such, the ATMP JV is a related party of the Company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of both March 28, 2020 and December 28, 2019, the carrying value of the Company’s investment in the ATMP JV was $58 million.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under the Company’s inventory management program are reported within purchases and resales with the ATMP JV and do not impact the Company’s condensed consolidated statement of operations.
The Company’s total purchases from the ATMP JV during the three months ended March 28, 2020 and March 30, 2019 amounted to $151 million and $132 million, respectively. As of March 28, 2020 and December 28, 2019, the amounts payable to the ATMP JV were $187 million and $213 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three months ended March 28, 2020 and March 30, 2019 amounted to $7 million and $26 million, respectively. As of March 28, 2020 and December 28, 2019, the Company had receivables from the ATMP JV of $4 million and $7 million, respectively, included in Prepayment and receivables—related parties on the Company’s condensed consolidated balance sheets.
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
The Company’s share in the net losses of the THATIC JV for the three months ended March 28, 2020 is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of March 28, 2020.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV for a total of $293 million in license fees payable over several years upon achievement of certain milestones. The Company also expects to receive a royalty based on the sales of the THATIC JV’s products to be developed on the basis of such Licensed IP. The Company classifies Licensed IP income and royalty income, associated with the February 2016 agreement, as licensing gain within operating income. The Company recognized $60 million as licensing gain associated with the Licensed IP during the three months ended March 30, 2019.
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
In addition, from time to time, the Company entered into certain agreements with the THATIC JV to provide other services primarily related to research and development.
The Company’s receivable from the THATIC JV for the above agreements was $13 million as of both March 28, 2020 and December 28, 2019, and was included in Prepayment and receivables—related parties on its condensed consolidated balance sheets.
In June 2019, the U.S. Commerce Department’s Bureau of Industry and Security added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 4. Debt and Secured Revolving Facility
Debt
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes which mature on September 1, 2026 (2.125% Notes). As of March 28, 2020, the Company had $251 million aggregate principal amount of its 2.125% Notes outstanding.
Pursuant to the indenture governing the 2.125% Notes, holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of certain events, including; during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (equivalent to an initial conversion price of approximately $8.00 per share of common stock).
The above event was met during the first calendar quarter of 2020 and as a result, the 2.125% Notes are convertible at the option of the holder from April 1, 2020 until June 30, 2020.
The Company may not redeem the 2.125% Notes prior to the maturity date, and no sinking fund is provided for the 2.125% Notes.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. The Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of March 28, 2020.
The 2.125% Notes consisted of the following:

	March 28, 2020	December 28, 2019
	(In millions)
Principal	$251	$251
Unamortized debt discount(1)	(71)	(73)
Unamortized debt issuance costs	(3)	(3)
Net carrying amount	$177	$175
Carrying amount of the equity component, net(2)	$95	$95

(1)	Included in the condensed consolidated balance sheets within Long-term debt, net and amortized over the remaining life of the notes using the effective interest rate method.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3 million in equity issuance costs as of March 28, 2020 and December 28, 2019.

Based on the closing price of the Company’s common stock of $46.58 on March 27, 2020, the last trading day of the three months ended March 28, 2020, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $1.2 billion.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features.

7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022 (7.50% Notes). As of March 28, 2020, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
Potential Repurchase of Outstanding Notes
The Company may elect to purchase or otherwise retire the 7.50% Notes and 2.125% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes the market conditions are favorable to do so.
Secured Revolving Facility
On June 7, 2019, the Company entered into a secured revolving credit facility for up to $500 million (the Secured Revolving Facility) pursuant to a credit agreement by and among the Company, as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the Credit Agreement). The Secured Revolving Facility consists of a $500 million, five-year secured revolving loan facility, including a $50 million swingline subfacility and a $75 million sublimit for letters of credit. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all the Company’s property, other than intellectual property.
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
As of March 28, 2020, there were no borrowings outstanding under the Credit Agreement, and the Company was in compliance with all required covenants under the Credit Agreement. As of March 28, 2020, the Company had $14 million of letters of credit outstanding under the Credit Agreement.
As a precautionary measure given the current market environment, on April 6, 2020, the Company borrowed $200 million under the Credit Agreement via the LIBOR rate loan option. The borrowing carries an annual interest rate of 2.37% through the maturity date of July 6, 2020.

NOTE 5. Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 28, 2020 and December 28, 2019 are summarized below:

	Total Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Current Liabilities
	(In millions)
March 28, 2020
Level 1(1)
Government money market funds	$1	$1	$—	$—
Total level 1	$1	$1	$—	$—
Level 2(2)
Commercial paper	$349	$294	$55	$—
Foreign currency derivative contracts	13	—	—	13
Total level 2	$362	$294	$55	$13
Total	$363	$295	$55	$13

	Total Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Current Assets	Other Current Liabilities
	(In millions)
December 28, 2019
Level 1(1)
Government money market funds	$1	$1	$—	$—	$—
Total level 1	$1	$1	$—	$—	$—
Level 2(2)
Commercial paper	$37	$—	$37	$—	$—
Foreign currency derivative contracts	4	—	$—	$2	2
Total level 2	$41	$—	$37	$2	$2
Total	$42	$1	$37	$2	$2

(1)	Level 1 fair value estimates are based on quoted prices for identical instruments in active markets.

(2)	Level 2 fair value estimates are based on quoted prices for identical or comparable instruments in markets that are not active or comparable instruments in active markets.

In addition to the amounts presented above, as of both March 28, 2020 and December 28, 2019, the Company had $4 million of investments in government money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s condensed consolidated balance sheets. As of March 28, 2020 and December 28, 2019, the Company also had $33 million and $30 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other assets on the Company’s condensed consolidated balance sheets. These government money market funds and mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value are as follows:

	March 28, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net(1)	$488	$1,810	$486	$1,823

(1)
Carrying amounts of long-term debt are net of unamortized debt issuance costs of $4 million as of both March 28, 2020 and December 28, 2019, and net of unamortized debt discount associated with the 2.125% Notes of $71 million as of March 28, 2020 and $73 million as of December 28, 2019. The carrying amounts above do not include the equity component related to the conversion feature of the 2.125% Notes of $95 million as of both March 28, 2020 and December 28, 2019.

The estimated fair value of the Company’s long-term debt is based on Level 2 inputs. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holder as of March 28, 2020. The estimated fair value of the 2.125% Notes considers the relationship between the Company’s stock price of $46.58 as of March 27, 2020, the last trading day of the three months ended March 28, 2020 and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing payment terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges Designated as Accounting Hedges and Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company hedges its exposure to foreign currency exchange rate risk related to future forecasted transaction cash flows denominated in currencies other than U.S. Dollars over a maximum of 12 months. The contracts generally mature within 12 months, and, upon maturity, the amounts recorded in Accumulated other comprehensive income (loss) are expected to be reclassified into earnings.
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than U.S. Dollars. These forward contracts generally mature within 3 months. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value.
As of March 28, 2020 and December 28, 2019, the notional values of the Company’s outstanding foreign currency forward contracts were $583 million and $739 million, respectively. Unrealized and realized gains and losses for these contracts were not material for the three months ended March 28, 2020 and March 30, 2019.
NOTE 6. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) for the quarters ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Beginning balance	$—	$(8)
Net unrealized gains (losses) on cash flow hedges arising during the period	(17)	5
Net losses reclassified into income	3	2
Total other comprehensive income (loss)	(14)	7
Ending balance	$(14)	$(1)

NOTE 7. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding.
Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus potentially dilutive shares outstanding during the period. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of common shares under the stock purchase plan, and the assumed exercise of warrants issued to purchase the Company’s common stock. Potentially dilutive shares issuable upon conversion of the 2.125% Notes are calculated using the if-converted method.
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$162	$16
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	4	—
Net income for diluted earnings per share	$166	$16
Denominator
Basic weighted average shares	1,170	1,044
Effect of potentially dilutive shares:
Employee equity plans and warrants	23	50
2.125% Notes	31	—
Diluted weighted average shares	1,224	1,094
Earnings per share:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

Potential shares from employee equity plans and the conversion of the 2.125% Notes totaling 103 million shares for the three months ended March 30, 2019 were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
NOTE 8. Common Stock and Employee Equity Plans
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Number of shares outstanding
Balance, beginning of period	1,170	1,005
Common stock issued under employee equity plans	1	1
Issuance of common stock upon warrant exercise	—	75
Issuance of treasury stock to partially settle debt	—	1
Balance, end of period	1,171	1,082

Stock-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Cost of sales	$2	$1
Research and development	37	27
Marketing, general and administrative	20	13
Total	$59	$41

NOTE 9. Income Taxes

For the three months ended March 28, 2020, the Company recorded an income tax expense of $6 million associated with foreign income taxes and withholding taxes.
For the three months ended March 30, 2019, the Company recorded an income tax benefit of $13 million associated with a credit to U.S. taxes due a reduction of U.S. income taxes accrued in the prior year.
As of March 28, 2020, substantially all the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. After evaluating all available evidence, the Company determined that the valuation allowances should be maintained.
The Company’s total gross unrecognized tax benefits were $66 million as of March 28, 2020. The Company has foreign and U.S. state tax audits in process at any one point in time. It is reasonably possible the Company may have tax audits close in the next 12 months that could materially change the balance of the uncertain tax benefits; however, the timing of tax audit closures and settlements are uncertain.
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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes stock-based compensation expense.

The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,438	$831
Enterprise, Embedded and Semi-Custom	348	441
Total net revenue	$1,786	$1,272
Operating income (loss):
Computing and Graphics	$262	$16
Enterprise, Embedded and Semi-Custom	(26)	68
All Other (1)	(59)	(46)
Total operating income	$177	$38

(1)
For the three months ended March 28, 2020, All Other operating loss was related to stock-based compensation expense. All Other operating loss of $46 million for the three months ended March 28, 2019 consisted of $41 million stock-based compensation expense and $5 million contingent loss accrual on a legal matter.

NOTE 11. Contingencies
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
On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, the Company filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained the Company’s demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The Wessels plaintiff filed a Notice of Appeal on September 27, 2018. On October 4, 2018, the Federal Court issued an order dismissing the Hamilton and Ha amended complaints. The Hamilton plaintiffs filed a Notice of Appeal on October 8, 2018, and the Ha plaintiffs filed a Notice of

Appeal on October 15, 2018. On November 19, 2018, the Hamilton and Ha plaintiffs filed a motion seeking summary reversal of the order dismissing their claims. The Company opposed this motion on December 13, 2018, and the Court denied it on February 25, 2019. The Wessels appeal is currently pending. On March 16, 2020, the Ninth Circuit reversed and remanded the district court’s dismissal of the Hamilton complaint and affirmed the district court’s dismissal of the Ha complaint.
Based upon information presently known to management, the Company believes that the potential liability, if any, stemming from the above matters will not have a material adverse effect on its financial condition, cash flows or results of operations.
Dickey Litigation
On October 26, 2015, a putative class action complaint captioned Dickey et al. v. AMD, No. 15-cv-04922 was filed against the Company in the United States District Court for the Northern District of California. Plaintiffs allege that the Company misled consumers by using the term “eight cores” in connection with the marketing of certain AMD FX CPUs that are based on the Company’s “Bulldozer” core architecture. The plaintiffs allege these products cannot perform eight calculations simultaneously, without restriction. The plaintiffs seek to obtain damages under several causes of action for a nationwide class of consumers who allegedly were deceived into purchasing certain Bulldozer-based CPUs that were marketed as containing eight cores. The plaintiffs also seek attorneys’ fees. On December 21, 2015, the Company filed a motion to dismiss the complaint, which was granted on April 7, 2016. The plaintiffs then filed an amended complaint with a narrowed putative class definition, which the Court dismissed upon the Company’s motion on October 31, 2016. The plaintiffs subsequently filed a second amended complaint, and the Company filed a motion to dismiss the second amended complaint. On June 14, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss, and allowing the plaintiffs to move forward with a portion of their complaint. On March 27, 2018, plaintiffs filed their motion for class certification. On January 17, 2019, the Court granted plaintiffs’ motion for class certification. The class definition does not encompass the Company’s Ryzen or EPYC processors. On January 31, 2019, the Company filed a petition in the Ninth Circuit Court of Appeals, seeking review of certain aspects of the January 17, 2019 class certification order. On May 9, 2019, the parties attended mediation and reached a tentative settlement. On June 3, 2019, the Ninth Circuit Court of Appeals denied the Company’s petition seeking appellate review of the January 17, 2019 class certification order. On August 9, 2019, the parties executed a formal settlement agreement. On August 23, 2019, plaintiffs filed their motion for preliminary approval of the settlement agreement. On October 4, 2019, the Court granted the motion for preliminary approval of the settlement agreement. On February 21, 2020, the Court granted the plaintiff’s motion for final approval of the settlement agreement. On February 28, 2020, the Court issued a final order and judgment.
The settlement of the above matter did not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
Monterey Research Litigation
On November 15, 2019, Monterey Research, LLC filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware. Monterey Research alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On January 22, 2020, the Company filed a motion to dismiss part of Monterey Research’s complaint. On February 5, 2020, Monterey Research filed an amended complaint. On February 19, 2020, the Company filed a renewed motion to dismiss part of Monterey Research’s complaint.
Based upon information presently known to management, the Company believes that the potential liability, if any, stemming from the above matters will not have a material adverse effect on its financial condition, cash flows or results of operations.
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

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; expected seasonality trends; that unbilled accounts receivables are expected to be billed and collected within twelve months; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; the level of international sales as compared to total sales; that AMD’s cash, cash equivalents and marketable securities balances together with the availability under that certain revolving credit facility (Secured Revolving Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing or external financing on favorable terms; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; that the COVID-19 pandemic will continue to impact our business; ongoing and increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from current expectations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. Many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. We assume no obligation to update forward-looking statements, except as may be required by law.
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 28, 2019 and December 30, 2018, and for each of the three years for the period ended December 28, 2019 as filed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 28, 2020 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended March 28, 2020 was $1.8 billion, a 40% increase compared to the prior year period. The increase was primarily due to a 73% increase in Computing and Graphics net revenue, partially offset by a 21% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors and Radeon™ products channel sales. The decrease in Enterprise, Embedded and Semi-Custom net revenue was primarily due to lower semi-custom revenue, partially offset by higher EPYC™ server processor revenue. Our operating income for the three months ended March 28, 2020 was $177 million compared to operating income of $38 million for the prior year period. Our net income for the three months ended March 28, 2020 was $162 million compared to net income of $16 million for the prior year period.
Cash, cash equivalents and marketable securities as of March 28, 2020 were $1.4 billion, compared to $1.5 billion as of December 28, 2019.
We continue to monitor the outbreak of the novel coronavirus (COVID-19) on our business. We have complied with shelter-in-place and other government-enacted stay-at-home orders. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees have been working from home. While the COVID-19 outbreak has impacted our business operations and practices, and we expect it to continue to impact our business, we experienced limited financial disruption during the first quarter of 2020 from COVID-19.
During the first quarter of 2020, we experienced some disruptions to parts of our supply chain. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. We also experienced some softness in PC related sales in China, one of the largest global markets for desktop and notebook PCs, during the first quarter of 2020. Although component and system demand sales from on-line vendors were relatively strong, off-line channel sales were weaker than expected as many retail locations across China were closed during the first quarter of 2020. We continue to assess our product roadmaps to make any adjustments that may be necessary to address the geographic and market demand shifts caused by COVID-19. Also, during the first quarter of 2020, we experienced some delays in payments from customers due to the COVID-19 outbreak.
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
Additional information on our reportable segments is contained in Note 10 - Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,438	$831
Enterprise, Embedded and Semi-Custom	348	441
Total net revenue	$1,786	$1,272
Operating income (loss):
Computing and Graphics	$262	$16
Enterprise, Embedded and Semi-Custom	(26)	68
All Other	(59)	(46)
Total operating income	$177	$38
Computing and Graphics
Computing and Graphics net revenue of $1.4 billion for the three months ended March 28, 2020 increased by 73%, compared to net revenue of $831 million for the prior year period, primarily as a result of a 38% increase in unit shipments and a 19% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors and Radeon channel products. The increase in average selling price was primarily driven by a richer mix of client processors from higher sales of our Ryzen processors which have a higher average selling price.
Computing and Graphics operating income was $262 million for the three months ended March 28, 2020, compared to operating income of $16 million for the prior year period. The increase in operating income was primarily driven by higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $348 million for the three months ended March 28, 2020 decreased by 21%, compared to net revenue of $441 million for the prior year period, primarily as a result of lower semi-custom revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating loss was $26 million for the three months ended March 28, 2020 compared to operating income of $68 million for the prior year period. The decrease in operating income was primarily due to the recognition of a $60 million licensing gain in the prior year period and higher operating expenses in the current period. Operating expenses increased for the reasons outlined under “Expenses” below.
All Other
All Other operating loss consisted of $59 million of stock-based compensation expense for the three months ended March 28, 2020, and $41 million of stock-based compensation expense and a $5 million contingent loss in connection with a legal matter for the prior year period.
International Sales
International sales as a percentage of net revenue were 82% for the three months ended March 28, 2020 and 77% for the prior year period. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Dollars in millions)
Cost of sales	$968	$751
Gross profit	818	521
Gross margin percentage	46%	41%
Research and development	442	373
Marketing, general and administrative	199	170
Licensing gain	—	(60)
Interest expense	(13)	(27)
Other income (expense), net	4	(7)
Provision for (benefit from) income taxes	6	(13)
Gross Margin
Gross margin as a percentage of net revenue was 46% for the three months ended March 28, 2020, compared to 41% for the prior year period. The improvement in gross margin was primarily driven by a higher proportion of sales of Ryzen and EPYC processors, which have a higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $442 million for the three months ended March 28, 2020 increased by $69 million, or 18%, compared to $373 million for the prior year period, primarily due to an increase in product development costs in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments as well as an increase in stock-based compensation expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $199 million for the three months ended March 28, 2020 increased by $29 million, or 17%, compared to $170 million for the prior year period, primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Licensing Gain
During the three months ended March 30, 2019, we recognized $60 million as licensing gain associated with licensed IP to the THATIC JV. See Note 3 - Equity Joint Ventures of the Notes to Condensed Consolidated Financial Statements (Part 1, Financial Information of this Form 10-Q) for additional information. We did not recognize a licensing gain in the current quarter.
Interest Expense
Interest expense for the three months ended March 28, 2020 was $13 million compared to $27 million for the prior year period. The decrease was primarily due to lower debt balances.
Other Income (Expense), Net
Other income, net was $4 million for the three months ended March 28, 2020, compared to Other expense, net of $7 million for the prior year period. The change was due primarily to the recognition of a loss on extinguishment of debt of $8 million in the prior year period.

Provision for (Benefit from) Income Taxes
For the three months ended March 28, 2020, we recorded an income tax expense of $6 million associated with foreign income taxes and withholding taxes.
For the prior year period, we recorded an income tax benefit of $13 million associated with a credit to U.S. taxes due to a reduction of U.S. income taxes accrued in the prior year.
We regularly evaluate the realizability of our net deferred tax assets. As of March 28, 2020, substantially all our U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all the valuation allowances. Such a release would result in a material non-cash income tax benefit in our condensed consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our condensed consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our US net deferred tax assets would no longer be required.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 28, 2020, our cash, cash equivalents and marketable securities were $1.4 billion, compared to $1.5 billion as of December 28, 2019. The percentage of cash and cash equivalents held domestically was 90% as of both March 28, 2020 and December 28, 2019.
Our operating, investing and financing activities for the three months ended March 28, 2020 compared to the prior year period are as described below:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Net cash provided by (used in):
Operating activities	$(65)	$(213)
Investing activities	$(73)	$(173)
Financing activities	$2	$286
The aggregate principal amount of our outstanding debt obligations was $563 million as of both March 28, 2020 and December 28, 2019.
As a precautionary measure given the current market environment, on April 6, 2020, we borrowed $200 million under the Credit Agreement via the LIBOR rate loan option (refer to Note 4 - Debt and Secured Revolving Facility of the Notes to Condensed Consolidated Financial Statements). The borrowing carries an annual interest rate of 2.37% through the maturity date of July 6, 2020.
We believe our cash, cash equivalents and marketable securities balance along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Net cash used in operating activities was $65 million for the three months ended March 28, 2020 compared to net cash used in operating activities of $213 million for the prior year period. The decrease was primarily due to higher net income compared with the prior year period, offset by changes in working capital.

Investing Activities
Net cash used in investing activities was $73 million for the three months ended March 28, 2020, which primarily consisted of $55 million for purchases of available-for-sale debt securities and $55 million for purchases of property and equipment, partially offset by $37 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $173 million for the three months ended March 30, 2019, which primarily consisted of $231 million for purchases of available-for-sale debt securities and $62 million for purchases of property and equipment, partially offset by $93 million for maturities of available-for-sale debt securities.
Financing Activities
Net cash provided by financing activities was $2 million for the three months ended March 28, 2020, which primarily consisted of a cash inflow of $3 million from exercises of stock options under our stock-based compensation equity plans.
Net cash provided by financing activities was $286 million for the three months ended March 30, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P., partially offset by $164 million paid for the redemption of our 6.75% Senior Notes due 2019 (6.75% Senior Notes) and the repurchase of our 7.50% Senior Notes due 2020 (7.50% Senior Notes) and 7.00% Senior Notes due 2024 (7.00% Notes).
Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for details of our contractual obligations.
Off-Balance Sheet Arrangements
As of March 28, 2020, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes for the three months ended March 28, 2020 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 28, 2019.

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
As of March 28, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended March 28, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 11 - Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Many of the risks and uncertainties described below may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.
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
We are a party to a wafer supply agreement (WSA) with GLOBALFOUNDRIES, Inc. (GF) that governs the terms by which we purchase products manufactured by GF and is in place until 2024. Pursuant to the WSA, we are required to purchase all of our microprocessor and APU product requirements and a certain portion of our GPU product requirements from GF manufactured at process nodes larger than 7 nanometer (nm), with limited exceptions. We have agreed to minimum annual wafer purchase targets through 2021. If we fail to meet the agreed wafer purchase target during a calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.
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

The ongoing novel coronavirus (COVID-19) pandemic could materially adversely affect our business, financial condition and results of operations.

The outbreak of COVID-19 has caused world, national and local governments to implement, numerous measures including quarantines, closure of non-essential businesses, travel bans, and restrictions related to social gathering and mobility. While we did not experience a significant financial disruption during the first quarter of 2020 from COVID-19, we have experienced and expect to continue to experience disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices.

While many of our offices around the world remain open to enable critical on-site business functions in compliance with government guidelines, the majority of our employees have been working from home. It is uncertain as to when the measures put in place to attempt to contain the spread of COVID-19 will be lifted or whether there will be additional measures put into place. If COVID-19 continues to spread, we may need to further limit operations or implement limitations that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine or travel restrictions or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. Even when COVID-19 restrictions regarding mobility are lifted or modified, our employees’ ability to return to work may delay the return of our full workforce and the resumption of normal business operations.

During the first quarter of 2020, we experienced some disruptions to parts of our supply chain as the result of COVID-19. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. If the supply of our products to customers is delayed or canceled due to disruptions encountered by our third-party manufacturing, suppliers or vendors as a result of facility closures, border and port closures, and mobility limitations put on their workforces, it could have a material adverse effect on our business.

COVID-19 has in the short-term and may in the long-term adversely impact the global economy and capital and financial markets, potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default payment of outstanding amounts due to us, which may have a material adverse effect on our business. For example, we experienced some softness in PC related sales in China, one of the largest global markets for desktop and notebook PCs, during the first quarter of 2020. Also, we experienced some delays in payments from customers due to the COVID-19 outbreak during the first quarter of 2020. A decline in general economic conditions has also led to a disruption and volatility in the global capital and financial markets. As a precautionary measure given the current market environment, in April 2020, we borrowed $200 million under our Secured Revolving Facility. While we believe our cash, cash equivalents and marketable securities balance along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.

The extent to which COVID-19 impacts our business and financial results will depend on future developments, which are unpredictable and highly uncertain, including the continued spread, duration and severity of the outbreak, the breadth and duration of business disruptions related to COVID-19, and public health measures and actions taken throughout the world to contain COVID-19. The prolonged effect of COVID-19 could materially adversely impact our business, financial condition and results of operations.
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 82% for the three months ended March 28, 2020. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons, fires and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as a novel strain of the coronavirus (COVID-19), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced and will continue to experience disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. Maintaining the security of this information is important to our business and reputation. We believe that companies like AMD have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, business and system disruption attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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
Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins.
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
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the first quarter of 2020, the sale price for conversion was satisfied as of the end of March 31, 2020 and as a result, the 2.125% Notes are eligible for conversion during the second calendar quarter of 2020. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China and South Korea have instituted restrictions on cryptocurrency trading and the valuations of the currencies, and corresponding interest in mining of such currencies are subject to significant fluctuations. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
Our total debt principal amount outstanding as of March 28, 2020 was $563 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
We enter into sale and factoring arrangements from time to time with respect to certain accounts receivable, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons, and are not included in our indebtedness. We could become obligated to repurchase such accounts receivable or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor. Also, should we not participate in such sale and factoring arrangements or if these arrangements were no longer available, or changes to the cost or credit limits were made to our existing arrangements, it could have a negative impact on our cash flow from operations.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Facility. As of March 28, 2020, $563 million principal amount was outstanding under our notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Facility.
The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.
The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in recent downturns, due to substantial declines in average selling prices; the cyclical nature of supply and demand imbalances in the semiconductor industry; a decline in demand for end-user products (such as PCs) that incorporate our products; and excess inventory levels.
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
We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted there under may not provide a competitive advantage to us. Also, due to measures to slow down the outbreak of COVID-19, various patent offices and courts have been adversely impacted and there is a potential for delay or disruptions that might affect certain of our patent rights.
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
From time to time, we are a defendant or plaintiff in various legal actions. For example, as described in Note 11 of our condensed consolidated financial statements, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims, including those described in Note 11 of our condensed consolidated financial statements. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, including the claims described in Note 11 of our condensed consolidated financial statements, it could result in the payment of damages that could be material to our business.
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
We issued warrants dated March 30, 2020 to purchase 40,681 shares of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.4994 per share and expire on March 30, 2023.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

*10.1	Advanced Micro Devices, Inc. Outside Director Equity Compensation Policy, as amended and restated, dated February 12, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

April 29, 2020	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer