Form 10-Q
period 2020-06-27
ADVANCED MICRO DEVICES INC
filed 2020-07-29
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ¨
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 24, 2020: 1,174,056,713

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions, except per share amounts)
Net revenue	$1,932	$1,531	$3,718	$2,803
Cost of sales	1,084	910	2,052	1,661
Gross profit	848	621	1,666	1,142

Research and development	460	373	902	746
Marketing, general and administrative	215	189	414	359
Licensing gain	—	—	—	(60)
Operating income	173	59	350	97

Interest expense	(14)	(25)	(27)	(52)
Other income (expense), net	1	3	5	(4)
Income before income taxes and equity income (loss)	160	37	328	41

Income tax provision (benefit)	4	2	10	(11)
Equity income (loss) in investee	1	—	1	(1)
Net income	$157	$35	$319	$51

Earnings per share
Basic	$0.13	$0.03	$0.27	$0.05
Diluted	$0.13	$0.03	$0.27	$0.05
Shares used in per share calculation
Basic	1,174	1,084	1,172	1,064
Diluted	1,227	1,109	1,225	1,102
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Net income	$157	$35	$319	$51
Other comprehensive income (loss), net of tax of zero:
Net change in unrealized gains (losses) on cash flow hedges	10	1	(4)	8
Total comprehensive income	$167	$36	$315	$59
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2020	December 28, 2019
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,775	$1,466
Marketable securities	—	37
Accounts receivable, net	1,789	1,859
Inventories	1,324	982
Receivables from related parties	10	20
Prepaid expenses and other current assets	211	233
Total current assets	5,109	4,597
Property and equipment, net	585	500
Operating lease right-of-use assets	215	205
Goodwill	289	289
Investment: equity method	59	58
Other non-current assets	326	379
Total assets	$6,583	$6,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$200	$—
Accounts payable	802	988
Payables to related parties	192	213
Accrued liabilities	1,172	1,084
Other current liabilities	68	74
Total current liabilities	2,434	2,359
Long-term debt, net	490	486
Long-term operating lease liabilities	204	199
Other long-term liabilities	150	157
Contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value 0.01; shares authorized: 2,250; shares issued: 1,179 and 1,175; shares outstanding: 1,174 and 1,170	12	12
Additional paid-in capital	10,127	9,963
Treasury stock, at cost (shares held: 5 and 5)	(54)	(53)
Accumulated deficit	(6,776)	(7,095)
Accumulated other comprehensive loss	(4)	—
Total stockholders’ equity	3,305	2,827
Total liabilities and stockholders’ equity	$6,583	$6,028

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
	(In millions)
Cash flows from operating activities:
Net income	$319	$51
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140	98
Stock-based compensation	119	86
Amortization of debt discount and issuance costs	8	18
Amortization of operating lease right-of-use assets	20	18
Loss on debt redemption	—	8
Loss on sale/disposal of property and equipment	26	8
Other	8	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	64	(98)
Inventories	(342)	(170)
Receivables from related parties	10	4
Prepaid expenses and other assets	(12)	(9)
Payables to related parties	(21)	(6)
Accounts payable, accrued liabilities and other	(161)	(187)
Net cash provided by (used in) operating activities	178	(183)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(120)
Purchases of available-for-sale debt securities	(55)	(231)
Proceeds from maturity of available-for-sale debt securities	92	144
Collection of deferred proceeds on sale of receivables	—	25
Other	—	2
Net cash used in investing activities	(109)	(180)
Cash flows from financing activities:
Proceeds from short-term debt borrowing	200	—
Repayment of debt	—	(234)
Proceeds from warrant exercise	—	449
Proceeds from sales of common stock through employee equity plans	42	35
Other	(2)	(2)
Net cash provided by financing activities	240	248
Net increase (decrease) in cash, cash equivalents, and restricted cash	309	(115)
Cash, cash equivalents, and restricted cash at beginning of period	1,470	1,083
Cash, cash equivalents, and restricted cash at end of period	$1,779	$968
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$52	$119
Transfer of assets for the acquisition of property and equipment	$41	$—
Issuance of treasury stock to partially settle debt	$—	$7
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$30	$10
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,775	$963
Restricted cash included in Prepaid expenses and other current assets	4	5
Total cash, cash equivalents, and restricted cash	$1,779	$968
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Capital stock:
Common stock
Balance, beginning of period	$12	$11	$12	$10
Issuance of common stock upon warrant exercise	—	—	—	1
Balance, end of period	$12	$11	$12	$11
Additional paid-in capital
Balance, beginning of period	$10,026	$9,246	$9,963	$8,750
Common stock issued under employee equity plans	39	34	42	35
Stock-based compensation	60	45	119	86
Issuance of common stock upon warrant exercise	—	—	—	449
Issuance of treasury stock to partially settle debt	—	—	—	4
Issuance of common stock warrant	2	—	3	1
Balance, end of period	$10,127	$9,325	$10,127	$9,325
Treasury stock
Balance, beginning of period	$(54)	$(48)	$(53)	$(50)
Issuance of treasury stock to partially settle debt	—	—	—	3
Other	—	(2)	(1)	(3)
Balance, end of period	$(54)	$(50)	$(54)	$(50)

Accumulated deficit:
Balance, beginning of period	$(6,933)	$(7,420)	$(7,095)	$(7,436)
Net income	157	35	319	51
Balance, end of period	$(6,776)	$(7,385)	$(6,776)	$(7,385)

Accumulated other comprehensive loss:
Balance, beginning of period	$(14)	$(1)	$—	$(8)
Other comprehensive income (loss)	10	1	(4)	8
Balance, end of period	$(4)	$—	$(4)	$—

Total stockholders' equity	$3,305	$1,901	$3,305	$1,901
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 27, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2020 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and six months ended June 27, 2020 and June 29, 2019 each consisted of 13 weeks and 26 weeks, respectively.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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
Recently Issued Accounting Standards
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt this standard in the first quarter of 2021 and the adoption is not expected to have a material impact on the consolidated financial statements.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its condensed consolidated financial statements.
NOTE 2. Supplemental Balance Sheet Information
Accounts Receivable, net
As of June 27, 2020 and December 28, 2019, Accounts receivable, net included unbilled accounts receivable of $222 million and $197 million, respectively. Unbilled receivables primarily represent work completed on semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.

Inventories

	June 27, 2020	December 28, 2019
	(In millions)
Raw materials	$102	$94
Work in process	936	691
Finished goods	286	197
Total inventories	$1,324	$982
Property and Equipment, net

	June 27, 2020	December 28, 2019
	(In millions)
Leasehold improvements	$201	$203
Equipment	1,073	951
Construction in progress	148	114
Property and equipment, gross	1,422	1,268
Accumulated depreciation	(837)	(768)
Total property and equipment, net	$585	$500
Other Non-Current Assets

	June 27, 2020	December 28, 2019
	(In millions)
Software technology and licenses, net	$174	$210
Other	152	169
Total other non-current assets	$326	$379
Accrued Liabilities

	June 27, 2020	December 28, 2019
	(In millions)
Accrued compensation and benefits	$260	$285
Marketing programs and advertising expenses	603	454
Other	309	345
Total accrued liabilities	$1,172	$1,084
Remaining Performance Obligations
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2020 is $417 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $180 million of such amounts as revenue in the next 12 months.
The revenue allocated to remaining performance obligations does not include amounts which have an original expected contractual duration of one year or less.

NOTE 3. Related Parties — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of June 27, 2020 and December 28, 2019, the carrying value of the Company’s investment in the ATMP JV was $59 million and $58 million, respectively.
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
The Company’s purchases from the ATMP JV during the three and six months ended June 27, 2020 amounted to $204 million and $355 million, respectively. The Company’s purchases from the ATMP JV during the three and six months ended June 29, 2019 amounted to $172 million and $304 million, respectively. As of June 27, 2020 and December 28, 2019, the amounts payable to the ATMP JV were $192 million and $213 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and six months ended June 27, 2020 amounted to $8 million and $15 million, respectively. The Company’s resales to the ATMP JV during the three and six months ended June 29, 2019 amounted to $17 million and $43 million, respectively. As of June 27, 2020 and December 28, 2019, the Company’s receivable from the ATMP JV was $7 million for both periods, and was included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third party Chinese entity. The Company holds a majority interest in one of the joint ventures and a minority interest in the other. The Company is not a primary beneficiary of the THATIC JV and, as such, the Company does not consolidate either of these entities and accounts for its equity interests in the THATIC JV under the equity method of accounting. The Company’s share in the net losses of the THATIC JV is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of both June 27, 2020 and December 28, 2019.
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
The Company recognized $60 million as licensing gain associated with the Licensed IP during the six months ended June 29, 2019. The Company’s receivable from the THATIC JV was $3 million and $13 million as of June 27, 2020 and December 28, 2019, respectively, and was included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 4. Debt and Secured Revolving Facility
Debt
The Company’s total debt as of June 27, 2020 and December 28, 2019 consisted of the following:

	June 27, 2020	December 28, 2019
	(In millions)
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	$251	$251
7.50% Senior Notes Due 2022 (7.50% Notes)	312	312
Borrowing under Secured Revolving Facility	200	—
Total debt (principal amount)	763	563
Unamortized debt discount for 2.125% Notes	(69)	(73)
Unamortized debt issuance costs for 2.125% Notes	(3)	(3)
Unamortized debt issuance costs for 7.50% Notes	(1)	(1)
Total debt (net)	690	486
Less: short term debt	(200)	—
Total long-term debt (net)	$490	$486

2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes which mature on September 1, 2026. The 2.125% Notes are general unsecured senior obligations of the Company.
Holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of certain events, including, during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (equivalent to an initial conversion price of approximately $8.00 per share of common stock). The above event was met during the second calendar quarter of 2020 and as a result, the 2.125% Notes are convertible at the option of the holder from July 1, 2020 until September 30, 2020.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. The Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of June 27, 2020. The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The carrying amount of the equity component of the 2.125% Notes was $95 million as of both June 27, 2020 and December 28, 2019.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022. As of June 27, 2020, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
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
On April 6, 2020, the Company borrowed $200 million under the Credit Agreement via the LIBOR rate loan option at an annual interest rate of 2.37% through the maturity date of July 6, 2020. As of June 27, 2020, the Company had $13 million of letters of credit outstanding under the Credit Agreement and the Company was in compliance with all required covenants under the Credit Agreement.
Subsequent to quarter end, the Company repaid the $200 million borrowing plus interest upon maturity on July 6, 2020.
NOTE 5. Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
The Company did not have material financial instruments measured and recorded at fair value on a recurring basis as of June 27, 2020. As of December 28, 2019, the Company had $37 million of commercial paper included in Marketable securities on the Company’s condensed consolidated balance sheets, which was classified within Level 2 as their fair value estimates were based on quoted prices for comparable instruments.
In addition, as of June 27, 2020 and December 28, 2019, the Company also had $36 million and $30 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other non-current assets on the Company’s condensed consolidated balance sheets. These money market funds and mutual funds are classified within Level 1 as their fair value estimates are based on quoted prices for identical instruments in active markets. The Company is restricted from accessing these investments.
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value with the exception of its long-term debt. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	June 27, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net	$490	$1,932	$486	$1,823

The estimated fair value of the Company’s long-term debt is based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt or comparable instruments in inactive markets. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holder as of June 27, 2020. The estimated fair value of the 2.125% Notes considers the relationship between the Company’s stock price of $50.10 as of June 26, 2020, the last trading day of the three months ended June 27, 2020 and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations, including short-term debt, approximate their carrying value based on existing payment terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges Designated as Accounting Hedges and Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 12 months. These cash flow hedges are designated as accounting hedges and the gains or losses on these contracts are initially deferred in other comprehensive income (loss) and reclassified to earnings in the period during which the hedged transaction affects earnings.

The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months. These contracts are not designated as accounting hedges and the gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value.
As of June 27, 2020 and December 28, 2019, the notional values of the Company’s outstanding foreign currency forward contracts were $599 million and $739 million, respectively. The fair value of these contracts was not material as of June 27, 2020 and December 28, 2019.
NOTE 6. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$(14)	$(1)	$—	$(8)
Net unrealized gains (losses) arising during the period	5	(1)	(12)	4
Net losses reclassified into income during the period	5	2	8	4
Total other comprehensive income (loss)	10	1	(4)	8
Ending balance	$(4)	$—	$(4)	$—
NOTE 7. Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$157	$35	$319	$51
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	3	—	7	—
Net income for diluted earnings per share	$160	$35	$326	$51
Denominator
Basic weighted average shares	1,174	1,084	1,172	1,064
Effect of potentially dilutive shares:
Employee equity plans and warrants	22	25	22	38
2.125% Notes	31	—	31	—
Diluted weighted average shares	1,227	1,109	1,225	1,102
Earnings per share:
Basic	$0.13	$0.03	$0.27	$0.05
Diluted	$0.13	$0.03	$0.27	$0.05
Potential shares from employee equity plans and the conversion of the 2.125% Notes totaling 102 million and 103 million shares for the three and six months ended June 29, 2019, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 8. Common Stock and Employee Equity Plans
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Balance, beginning of period	1,171	1,082	1,170	1,005
Common stock issued under employee equity plans	3	4	4	5
Issuance of common stock upon warrant exercise	—	—	—	75
Issuance of treasury stock to partially settle debt	—	—	—	1
Balance, end of period	1,174	1,086	1,174	1,086

Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Cost of sales	$2	$2	$4	$3
Research and development	37	28	74	55
Marketing, general and administrative	21	15	41	28
Total	$60	$45	$119	$86
NOTE 9. Income Taxes

For the three months ended June 27, 2020, the Company recorded an income tax provision of $4 million associated with foreign income taxes and withholding taxes. For the three months ended June 29, 2019, the Company recorded an income tax provision of $2 million, consisting primarily of foreign income taxes in profitable locations.

For the six months ended June 27, 2020, the Company recorded an income tax provision of $10 million associated with foreign income taxes and withholding taxes. For the six months ended June 29, 2019, the Company recorded an income tax benefit of $11 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring and $2 million of foreign income taxes in profitable locations.
As of June 27, 2020, substantially all the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. After evaluating all available evidence, the Company determined that the valuation allowances should be maintained.
The Company’s total gross unrecognized tax benefits were $79 million as of June 27, 2020. The Company has foreign and U.S. state tax audits in process at any one point in time. It is reasonably possible the Company may have tax audits close in the next 12 months that could materially change the balance of the uncertain tax benefits; however, the timing of tax audit closures and settlements are uncertain.

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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,367	$940	$2,805	$1,771
Enterprise, Embedded and Semi-Custom	565	591	913	1,032
Total net revenue	$1,932	$1,531	$3,718	$2,803
Operating income (loss):
Computing and Graphics	$200	$22	$462	$38
Enterprise, Embedded and Semi-Custom	33	89	7	157
All Other (1)	(60)	(52)	(119)	(98)
Total operating income	$173	$59	$350	$97

(1)
For the three months ended June 27, 2020, All Other operating loss was related to stock-based compensation expense. All Other operating loss of $52 million for the three months ended June 29, 2019 consisted of $45 million stock-based compensation expense and $7 million contingent loss accrual on a legal matter.

For the six months ended June 27, 2020, All Other operating loss was related to stock-based compensation expense. All Other operating loss of $98 million for the six months ended June 29, 2019 consisted of $86 million stock-based compensation expense and $12 million contingent loss accrual on a legal matter.

NOTE 11. Contingencies

Hauck et al. Litigation

Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company’s processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida,

Massachusetts and Louisiana) of consumers who purchased the Company’s processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief and restitution. Pursuant to the court’s order directing the parties to litigate only eight of the causes of action in the consolidated amended complaint initially, the Company filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted the Company’s motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December 6, 2018. On January 3, 2019, the Company again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted the Company’s motion and dismissed all claims currently at issue with prejudice. On May 6, 2019, the court granted the parties’ stipulation and request under Fed. R. Civ. P. 54(b) to enter a partial final judgment and certify for appeal the court’s April 4, 2019 dismissal order, and on that same date, the plaintiffs voluntarily dismissed without prejudice their remaining claims pursuant to an agreement whereby, subject to certain terms and conditions, the Company agreed to toll the statute of limitations and/or statute of repose. On May 30, 2019, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. On May 15, 2020, the Ninth Circuit affirmed the district court’s ruling dismissing the subset of claims currently at issue against the Company.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation

On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, AMD filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, the Company filed amended answers and counterclaims in the Collabo and Aquila cases. On July 22, 2019, the Company’s motion to dismiss in the Polaris case was denied. On August 23, 2019, the Court held a claim construction hearing in each case. On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suit in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review of each of the patents-in-suit in those cases by the Patent Trial and Appeals Board.

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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 27, 2020 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended June 27, 2020 was $1.9 billion, a 26% increase compared to the prior year period. The increase was primarily due to a 45% increase in Computing and Graphics net revenue, partially offset by a 4% decrease in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors. The decrease in Enterprise, Embedded and Semi-Custom net revenue was primarily due to lower semi-custom revenue, partially offset by higher EPYC™ server processor revenue.
Our operating income for the three months ended June 27, 2020 was $173 million compared to operating income of $59 million for the prior year period. Our net income for the three months ended June 27, 2020 was $157 million compared to net income of $35 million for the prior year period. The increase in operating income and net income was primarily driven by revenue growth and a greater percentage of our Ryzen and EPYC server processor sales which more than offset higher operating expenses.
Cash, cash equivalents and marketable securities as of June 27, 2020 were $1.8 billion, compared to $1.5 billion as of December 28, 2019.
During the second quarter of 2020, we announced a number of new additions to our 3rd Gen AMD Ryzen desktop processor family. In April 2020, we introduced the AMD Ryzen 3 3100 and AMD Ryzen 3 3300X for the mainstream market. In addition, we introduced the AMD B550 Chipset for Socket AM4 design for our 3rd Gen AMD Ryzen desktop processors. In June 2020, our 3rd Gen AMD Ryzen desktop processor family was further expanded with AMD Ryzen 9 3900XT, AMD Ryzen 7 3800XT and AMD Ryzen 5 3600XT processors for the enthusiast market. We also broadened our AM4 platform offerings with AMD B550 and A520 chipsets. We expanded our professional offerings with the AMD Radeon™ Pro VII workstation graphics card designed for broadcast and engineering professionals.
We continue to monitor the ongoing novel coronavirus (COVID-19) situation. While many of our offices remain open to enable critical on-site business functions in accordance with local government guidelines, most of our employees continue to work from home. During the second quarter of 2020, the majority of our employees in China returned to work and we resumed normal business operations subject to local government health measures. While COVID-19 has impacted our business operations and practices, and we expect that it may continue to impact our business, we experienced limited financial disruption during the second quarter of 2020 from COVID-19.

Our focus remains on promoting employee health and safety and supporting our employees so that they can continue to be productive as they work from home. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. We also continue to assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19.

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
Additional information on our reportable segments is contained in Note 10—Segment Reporting of the notes to condensed consolidated financial statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,367	$940	$2,805	$1,771
Enterprise, Embedded and Semi-Custom	565	591	913	1,032
Total net revenue	$1,932	$1,531	$3,718	$2,803
Operating income (loss):
Computing and Graphics	$200	$22	$462	$38
Enterprise, Embedded and Semi-Custom	33	89	7	157
All Other	(60)	(52)	(119)	(98)
Total operating income	$173	$59	$350	$97
Computing and Graphics
Computing and Graphics net revenue of $1.4 billion for the three months ended June 27, 2020 increased by 45%, compared to net revenue of $940 million for the prior year period, primarily as a result of a 33% increase in unit shipments and a 7% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The increase in average selling price was primarily driven by a richer mix of client processors from higher sales of our Ryzen processors which have a higher average selling price, partially offset by lower average selling price for our Radeon channel products.
Computing and Graphics net revenue of $2.8 billion for the six months ended June 27, 2020 increased by 58%, compared to net revenue of $1.8 billion for the prior year period, primarily as a result of a 35% increase in unit shipments and a 13% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The increase in average selling price was primarily driven by a richer mix of client processors from higher sales of our Ryzen processors which have a higher average selling price, partially offset by lower average selling price for our Radeon channel products and data center GPUs.
Computing and Graphics operating income was $200 million for the three months ended June 27, 2020, compared to operating income of $22 million for the prior year period. Computing and Graphics operating income was $462 million for the six months ended June 27, 2020, compared to operating income of $38 million for the prior year period. The increase in operating income for both periods was primarily driven by higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $565 million for the three months ended June 27, 2020 decreased by 4%, compared to net revenue of $591 million for the prior year period. Enterprise, Embedded and Semi-Custom net revenue of $913 million for the six months ended June 27, 2020 decreased by 12%, compared to net revenue of $1.0 billion for the prior year period. The decrease in both periods was primarily driven by lower semi-custom revenue, partially offset by higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating income was $33 million for the three months ended June 27, 2020 compared to operating income of $89 million for the prior year period. The decrease in operating income was primarily due to higher operating expenses and lower net revenue in the current period. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $7 million for the six months ended June 27, 2020 compared to operating income of $157 million for the prior year period. The decrease in operating income was primarily due to the recognition of a $60 million licensing gain in the prior year period and higher operating expenses in the current period. Operating expenses increased for the reasons outlined under “Expenses” below.

All Other
All Other operating loss consisted of $60 million of stock-based compensation expense for the three months ended June 27, 2020. All Other operating loss of $52 million for the prior year period consisted of $45 million of stock-based compensation expense and a $7 million contingent loss in connection with a legal matter.
All Other operating loss consisted of $119 million of stock-based compensation expense for the six months ended June 27, 2020. All Other operating loss of $98 million for the prior year period consisted of $86 million of stock-based compensation expense and a $12 million contingent loss in connection with a legal matter.
International Sales
International sales as a percentage of net revenue were 79% for the three months ended June 27, 2020 and 71% for the prior year period. International sales as a percentage of net revenue were 81% for the six months ended June 27, 2020 and 74% for the prior year period.
We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions except for percentages)
Cost of sales	$1,084	$910	$2,052	$1,661
Gross profit	848	621	1,666	1,142
Gross margin percentage	44%	41%	45%	41%
Research and development	460	373	902	746
Marketing, general and administrative	215	189	414	359
Licensing gain	—	—	—	(60)
Interest expense	(14)	(25)	(27)	(52)
Other income (expense), net	1	3	5	(4)
Income tax provision (benefit)	4	2	10	(11)
Gross Margin
Gross margin as a percentage of net revenue was 44% for the three months ended June 27, 2020, compared to 41% for the prior year period. Gross margin as a percentage of net revenue was 45% for the six months ended June 27, 2020, compared to 41% for the prior year period. The increase in gross margin for both periods was primarily driven by a greater percentage of sales of Ryzen and EPYC processors, which have a higher gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $460 million for the three months ended June 27, 2020 increased by $87 million, or 23%, compared to $373 million for the prior year period. Research and development expenses of $902 million for the six months ended June 27, 2020 increased by $156 million, or 21%, compared to $746 million for the prior year period. The increase for both periods was primarily due to an increase in product development costs in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $215 million for the three months ended June 27, 2020 increased by $26 million, or 14%, compared to $189 million for the prior year period, primarily due to an increase in go to market activities in the Enterprise, Embedded and Semi-Custom segment and higher general and administrative expenses in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments.
Marketing, general and administrative expenses of $414 million for the six months ended June 27, 2020 increased by $55 million, or 15%, compared to $359 million for the prior year period, primarily due to an increase in go to market activities and general and administrative expenses in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments.
Licensing Gain
During the six months ended June 29, 2019, we recognized $60 million as licensing gain associated with licensed IP to the THATIC JV. See Note 3—Related Parties—Equity Joint Ventures of the Notes to Condensed Consolidated Financial Statements (Part 1, Financial Information of this Form 10-Q) for additional information. We did not recognize a licensing gain in the three and six months ended June 27, 2020.
Interest Expense
Interest expense for the three months ended June 27, 2020 was $14 million compared to $25 million for the prior year period. Interest expense for the six months ended June 27, 2020 was $27 million compared to $52 million for the prior year period. The decrease for both periods was due to lower debt balances.
Other Income (Expense), Net
Other income, net was $1 million for the three months ended June 27, 2020, compared to Other income, net of $3 million for the prior year period.
Other income, net was $5 million for the six months ended June 27, 2020, compared to Other expense, net of $4 million for the prior year period. The change was primarily due to the recognition of $8 million loss on extinguishment of debt in the prior year period.
Income Tax Provision (Benefit)
For the three months ended June 27, 2020, we recorded an income tax provision of $4 million associated with foreign income taxes and withholding taxes. For the prior year period, we recorded an income tax provision of $2 million, consisting primarily of foreign income taxes in profitable locations.
For the six months ended June 27, 2020, we recorded an income tax provision of $10 million associated with foreign income taxes and withholding taxes. For the prior year period, we recorded an income tax benefit of $11 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring and $2 million of foreign income taxes in profitable locations.
We regularly evaluate the realizability of our net deferred tax assets. As of June 27, 2020, substantially all our U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all the valuation allowances. Such a release would result in a material non-cash income tax benefit in our condensed consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our condensed consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our US net deferred tax assets would no longer be required.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 27, 2020, our cash and cash equivalents were $1.8 billion, compared to $1.5 billion of cash, cash equivalents and marketable securities as of December 28, 2019. The percentage of cash and cash equivalents held domestically was 96% as of June 27, 2020 and 90% as of December 28, 2019.
Our operating, investing and financing activities for the six months ended June 27, 2020 compared to the prior year period are as described below:

	Six Months Ended
	June 27, 2020	June 29, 2019
	(In millions)
Net cash provided by (used in):
Operating activities	$178	$(183)
Investing activities	$(109)	$(180)
Financing activities	$240	$248
The aggregate principal amount of our outstanding debt obligations was $763 million and $563 million as of June 27, 2020 and December 28, 2019, respectively. On July 6, 2020, we repaid the $200 million borrowing under the Secured Revolving Facility (refer to Note 4—Debt and Secured Revolving Facility of the notes to condensed consolidated financial statements).
We believe our cash and cash equivalents along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Net cash provided by operating activities was $178 million for the six months ended June 27, 2020 compared to net cash used in operating activities of $183 million for the prior year period. The increase was primarily due to higher net income and an increase in cash collections on accounts receivable, partially offset by an increase in inventory purchases compared with the prior year period.
Investing Activities
Net cash used in investing activities was $109 million for the six months ended June 27, 2020, which primarily consisted of $146 million for purchases of property and equipment and $55 million for purchases of available-for-sale debt securities, partially offset by $92 million for maturities of available-for-sale debt securities.
Net cash used in investing activities was $180 million for the six months ended June 29, 2019, which primarily consisted of $231 million for purchases of available-for-sale debt securities and $120 million for purchases of property and equipment, partially offset by $144 million for maturities of available-for-sale debt securities.
Financing Activities
Net cash provided by financing activities was $240 million for the six months ended June 27, 2020, which primarily consisted of proceeds from short-term borrowing of $200 million and from the issuance of common stock under our employee equity plans of $42 million.
Net cash provided by financing activities was $248 million for the six months ended June 29, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. and $35 million from the issuance of common stock under our employee equity plans, partially offset by $234 million cash outflows for the redemption of our 6.75% Senior Notes due 2019, repurchase of some of our 7.50% Senior Notes due 2020 and 7.00% Senior Notes due 2024, and repayment of our outstanding loan balance of $70 million when we terminated our secured revolving line of credit under the Amended and Restated Loan and Security Agreement dated as of April 14, 2015.

Contractual Obligations

Other than the $200 million borrowing under the Secured Revolving Facility, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The Company subsequently repaid the $200 million borrowing under the Secured Revolving Facility on July 6, 2020.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for details of our contractual obligations.
Off-Balance Sheet Arrangements
As of June 27, 2020, we had no off-balance sheet arrangements.
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
Management believes there have been no significant changes for the three and six months ended June 27, 2020 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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
As of June 27, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended June 27, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 11—Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

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
As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s business practices, including rebating and allocation strategies and pricing actions, designed to limit our market share and margins; product mix and introduction schedules; product bundling, marketing and merchandising strategies; exclusivity payments to its current and potential customers, retailers and channel partners; de facto control over industry standards, and heavy influence on PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system (BIOS) suppliers and software companies as well as the graphics interface for Intel platforms; and marketing and advertising expenditures in support of positioning the Intel brand over the brand of its original equipment manufacturer (OEM) customers and retailers.
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
We are party to two ATMP joint ventures (collectively, the ATMP JVs) with Tongfu Microelectronics Co., Ltd. The majority of our ATMP services are provided by the ATMP JVs and there is no guarantee that the ATMP JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes our next generation AMD Ryzen™, AMD Radeon™ and AMD EPYC™ processors using 7nm process technology. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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

The COVID-19 pandemic has caused government authorities to implement numerous public health measures, including quarantines, business closures, travel bans, and restrictions related to social gathering and mobility, to contain the virus. We have experienced and expect to continue to experience disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices.

While many of our offices around the world remain open to enable critical on-site business functions in compliance with government guidelines, most of our employees continue to work from home. It is uncertain as to when the measures put in place to attempt to contain the spread of COVID-19 will be lifted or whether there will be additional measures put into place. If COVID-19 continues to spread or there is a second wave of the virus, we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. We continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased and a small portion of our employees are slowly returning to work, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. Even when COVID-19 measures regarding mobility are lifted or modified, our employees’ ability to return to work may delay the return of our full workforce and the resumption of normal business operations.

We have experienced some disruptions to parts of our supply chain as the result of COVID-19. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. If the supply of our products to customers is delayed, reduced or canceled due to disruptions encountered by our third-party manufacturing, suppliers or vendors as a result of facility closures, border and port closures, and mobility limitations put on their workforces, it could have a material adverse effect on our business.

COVID-19 has in the short-term and may in the long-term adversely impact the global economy, potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default on payment of outstanding amounts due to us, which may have a material adverse effect on our business. For example, we experienced some softness in PC related sales in China, one of the largest global markets for desktop and notebook PCs, during the first quarter of 2020. Also, we experienced some delays in payments from customers due to COVID-19 during the first half of 2020.

COVID-19 has also led to a disruption and volatility in the global capital and financial markets. While we believe our cash and cash equivalents along with our Secured Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.

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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 79% for the three months ended June 27, 2020. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
 We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. In October 2019, the BIS added additional Chinese entities to the Entity List. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remain uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. We are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business.
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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel is seeking to expand its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing segments, which may negatively impact our ability to compete in these computing segments.

In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. Furthermore, we may face competition from some of our customers who internally develop the same products as us. We may face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated. Also, the semiconductor industry has seen several mergers and acquisitions over the last number of years. Further consolidation could adversely impact our business due to there being fewer suppliers, customers and partners in the industry.

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
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the second calendar quarter of 2020, the sale price of our common stock for conversion was satisfied as of June 30, 2020 and as a result, the 2.125% Notes are eligible for conversion during the third calendar quarter of 2020. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
In the design and development of new and enhanced products, we rely on third-party intellectual property such as development and testing tools for software and hardware. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame, manufacturing technology, or price point needed for our new products or fails to produce designs that meet customer demands, our business could be materially adversely affected.
We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business.
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers), memory and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on our add-in-board (AIB) partners to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, manufacture or production of current or future products that are based on or support our products, our business could be materially adversely affected.
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
Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive employees. Competition for highly skilled executives and employees in the technology industry is intense and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our results of operations. Also, if the value of our stock awards increases substantially, this could potentially create great personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.
Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of June 27, 2020 was $763 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Secured Revolving Facility. As of June 27, 2020, $763 million principal amount was outstanding, consisting of our Notes and Secured Revolving Facility. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Secured Revolving Facility.
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

Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. The majority of our ATMP services are provided by the ATMP JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business.
In addition, we may not realize the anticipated benefits from our business initiatives. For example, we may not realize the expected benefits from the THATIC JV’s expected future performance, including the receipt of any future milestone payments and any royalties from certain licensed intellectual property. In June 2019, the BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. We are complying with U.S. law pertaining to the Entity List designation.
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
We issued warrants dated June 29, 2020 to purchase 986 shares of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on June 29, 2023.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

 ITEM 6. EXHIBITS

*10.1	Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
*10.2	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan
*10.3	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

July 29, 2020	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer