Form 10-Q
period 2020-09-26
ADVANCED MICRO DEVICES INC
filed 2020-10-28
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 23, 2020: 1,202,711,638

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions, except per share amounts)
Net revenue	$2,801	$1,801	$6,519	$4,604
Cost of sales	1,571	1,024	3,623	2,685
Gross profit	1,230	777	2,896	1,919

Research and development	508	406	1,410	1,152
Marketing, general and administrative	273	185	687	544
Licensing gain	—	—	—	(60)
Operating income	449	186	799	283

Interest expense	(11)	(24)	(38)	(76)
Other expense, net	(37)	(36)	(32)	(40)
Income before income taxes and equity income	401	126	729	167

Income tax provision (benefit)	12	7	22	(4)
Equity income in investee	1	1	2	—
Net income	$390	$120	$709	$171

Earnings per share
Basic	$0.33	$0.11	$0.60	$0.16
Diluted	$0.32	$0.11	$0.59	$0.15
Shares used in per share calculation
Basic	1,184	1,097	1,176	1,075
Diluted	1,215	1,117	1,208	1,107
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Net income	$390	$120	$709	$171
Other comprehensive income (loss), net of tax of zero:
Net change in unrealized gains (losses) on cash flow hedges	9	(7)	5	1
Total comprehensive income	$399	$113	$714	$172
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2020	December 28, 2019
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,296	$1,466
Short-term investments	475	37
Accounts receivable, net	2,134	1,859
Inventories	1,292	982
Receivables from related parties	4	20
Prepaid expenses and other current assets	299	233
Total current assets	5,500	4,597
Property and equipment, net	595	500
Operating lease right-of-use assets	215	205
Goodwill	289	289
Investment: equity method	60	58
Other non-current assets	364	379
Total assets	$7,023	$6,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$988
Payables to related parties	115	213
Accrued liabilities	1,478	1,084
Other current liabilities	72	74
Total current liabilities	2,417	2,359
Long-term debt, net	373	486
Long-term operating lease liabilities	205	199
Other long-term liabilities	161	157
Contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value 0.01; shares authorized: 2,250; shares issued: 1,208 and 1,175; shares outstanding: 1,202 and 1,170	12	12
Additional paid-in capital	10,362	9,963
Treasury stock, at cost (shares held: 6 and 5)	(126)	(53)
Accumulated deficit	(6,386)	(7,095)
Accumulated other comprehensive income	5	—
Total stockholders’ equity	3,867	2,827
Total liabilities and stockholders’ equity	$7,023	$6,028

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(In millions)
Cash flows from operating activities:
Net income	$709	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222	158
Stock-based compensation	195	140
Amortization of debt discount and issuance costs	12	25
Amortization of operating lease right-of-use assets	31	27
Loss on debt redemption, repurchase and conversion	38	48
Loss on sale/disposal of property and equipment	28	34
Other	12	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(287)	(158)
Inventories	(310)	(195)
Receivables from related parties	16	17
Prepaid expenses and other assets	(172)	(32)
Payables to related parties	(98)	8
Accounts payable, accrued liabilities and other	121	(179)
Net cash provided by operating activities	517	51
Cash flows from investing activities:
Purchases of property and equipment	(220)	(175)
Purchases of short-term investments	(530)	(284)
Proceeds from maturity of short-term investments	92	309
Collection of deferred proceeds on sale of receivables	—	25
Other	—	2
Net cash used in investing activities	(658)	(123)
Cash flows from financing activities:
Proceeds from short-term debt borrowings	200	—
Repayment and extinguishment of debt	(200)	(331)
Proceeds from warrant exercise	—	449
Proceeds from sales of common stock through employee equity plans	45	38
Common stock repurchases for tax withholding on employee equity plans	(73)	(6)
Other	(1)	—
Net cash provided by (used in) financing activities	(29)	150
Net increase (decrease) in cash, cash equivalents, and restricted cash	(170)	78
Cash, cash equivalents, and restricted cash at beginning of period	1,470	1,083
Cash, cash equivalents, and restricted cash at end of period	$1,300	$1,161
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$36	$120
Issuance of common stock to settle convertible debt	$156	$108
Transfer of assets for acquisition of property and equipment	$57	$—
Issuance of treasury stock to partially settle debt	$—	$7
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$40	$12
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,296	$1,156
Restricted cash included in Prepaid expenses and other current assets	4	5
Total cash, cash equivalents, and restricted cash	$1,300	$1,161
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Capital stock:
Common stock
Balance, beginning of period	$12	$11	$12	$10
Issuance of common stock upon warrant exercise	—	—	—	1
Balance, end of period	$12	$11	$12	$11
Additional paid-in capital
Balance, beginning of period	$10,127	$9,325	$9,963	$8,750
Common stock issued under employee equity plans	3	3	45	38
Stock-based compensation	76	54	195	140
Issuance of common stock upon warrant exercise	—	—	—	449
Issuance of common stock to settle convertible debt	156	108	156	108
Issuance of treasury stock to partially settle debt	—	—	—	4
Issuance of common stock warrant	—	—	3	1
Balance, end of period	$10,362	$9,490	$10,362	$9,490
Treasury stock
Balance, beginning of period	$(54)	$(50)	$(53)	$(50)
Issuance of treasury stock to partially settle debt	—	—	—	3
Common stock repurchases for tax withholding on employee equity plans	(72)	(3)	(73)	(6)
Balance, end of period	$(126)	$(53)	$(126)	$(53)

Accumulated deficit:
Balance, beginning of period	$(6,776)	$(7,385)	$(7,095)	$(7,436)
Net income	390	120	709	171
Balance, end of period	$(6,386)	$(7,265)	$(6,386)	$(7,265)

Accumulated other comprehensive loss:
Balance, beginning of period	$(4)	$—	$—	$(8)
Other comprehensive income (loss)	9	(7)	5	1
Balance, end of period	$5	$(7)	$5	$(7)

Total stockholders' equity	$3,867	$2,176	$3,867	$2,176
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and its subsidiaries (the Company or AMD) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 26, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2020 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and nine months ended September 26, 2020 and September 28, 2019 each consisted of 13 weeks and 39 weeks, respectively.
Significant Accounting Policies. Below reflects the enhanced disclosures pertaining to the Company’s accounting policy for revenue recognition. There have been no material changes to the Company’s significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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
Nature of products and services
The Company’s microprocessors (CPUs), chipsets, graphics processing units (GPUs), data center and professional graphics products, accelerated processing units (APUs), server and embedded processors, and System-on-Chip (SoC) products may be sold as standard non-custom products, or custom products manufactured to customers’ specifications. The Company also provides development services and licenses portions of its intellectual property (IP) portfolio. Substantially all the Company’s revenue is derived from product sales, representing a single performance obligation.
Non-custom products: The Company transfers control and recognizes revenue when non-custom products are shipped to customers, which includes original equipment manufacturers (OEM) and distributors, in accordance with the shipping terms of the sale. Non-custom product arrangements generally comprise a single performance obligation. Certain OEMs may be entitled to rights of return and rebates under OEM agreements. The Company also sells to distributors under terms allowing the majority of distributors certain rights of return and price protection on unsold merchandise held by them. The Company estimates the amount of variable consideration under OEM and distributor arrangements and, accordingly, records a provision for product returns, allowances for price protection and rebates based on actual historical experience and any known events.
The Company offers incentive programs to certain customers, including cooperative advertising, marketing promotions, volume-based incentives, and special pricing arrangements. Where funds provided for such programs can be estimated, the Company recognizes a reduction to revenue at the time the related revenue is recognized; otherwise, the Company recognizes such reduction to revenue at the later of when: i) the related revenue transaction occurs; or ii) the program is offered. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recognized as a reduction to revenue unless they qualify for expense recognition.
Constraints of variable consideration have not been material.

Custom products: Custom products which are associated with the Company’s Enterprise, Embedded, and Semi-Custom segment (semi-custom products), sold under non-cancellable purchases orders, for which the Company has an enforceable right to payment, and which have no alternative use to the Company at contract inception, are recognized as revenue, over the time of production of the products by the Company. The Company utilizes an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. The Company believes that a cost-based input method is the most appropriate manner to measure how the Company satisfies its performance obligations to customers because the effort and costs incurred best depict the Company’s performance in transferring control of goods or services promised to its customers (that is, the satisfaction of the Company’s performance obligation).
Sales of semi-custom products are not subject to a right of return. Custom products arrangements involve a single performance obligation. There are no variable consideration estimates associated with custom products.
Development and intellectual property licensing agreements: From time to time, the Company may enter into arrangements with customers that combine the provision of development services and a license to the right to use the IP. These arrangements are deemed to be single or multiple performance obligations based upon the nature of the arrangements. Revenue is recognized upon the transfer of control, over time or at a point in time, depending on the nature of the arrangements. The Company evaluates whether the licensing component is distinct. A licensing component is distinct if it is both (i) capable of being distinct and (ii) distinct in the context of the arrangement. If the license is not distinct it is combined with the development services as a single performance obligation and recognized over time. If the license is distinct, revenue is recognized at a point in time when the customer has the ability to benefit from the license.
From time to time, the Company may enter into arrangements with customers that solely involve the sale or licensing of its patents or IP. Generally, there are no performance obligations beyond transferring the designated license to the Company’s patents or IP. Accordingly, revenue is recognized at a point in time when the customer has the ability to benefit from the license.
There are no variable consideration estimates associated with either combined development and intellectual property arrangements or for standalone arrangements involving either the sale or licensing of IP.
Total revenue recognized over time associated with custom products and development services accounted for approximately 25% and 15% for the three and nine months ended September 26, 2020, respectively, and 17% and 24% for the three and nine months ended September 28, 2019, respectively, of the Company’s revenue.
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
Recently Issued Accounting Standards
Debt. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity by eliminating some of the models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and enhances disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be adopted through either a modified retrospective method with a cumulative effect adjustment to opening retained earnings or a full retrospective method. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Although there were several other new accounting pronouncements issued by the FASB during the three and nine months ended September 26, 2020, the Company does not believe any of these accounting pronouncements had or will have a material impact on its condensed consolidated financial statements.

NOTE 2. Supplemental Balance Sheet Information
Short-term Investments
Short-term investments consist of time deposits and commercial paper. As of September 26, 2020, the Company had $400 million of time deposits and $75 million of commercial paper. As of December 28, 2019, the Company had $37 million of commercial paper.
Accounts Receivable, net
As of September 26, 2020 and December 28, 2019, Accounts receivable, net included unbilled accounts receivable of $115 million and $197 million, respectively. Unbilled receivables primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.
Inventories

	September 26, 2020	December 28, 2019
	(In millions)
Raw materials	$98	$94
Work in process	990	691
Finished goods	204	197
Total inventories	$1,292	$982
Property and Equipment, net

	September 26, 2020	December 28, 2019
	(In millions)
Leasehold improvements	$203	$203
Equipment	1,190	951
Construction in progress	92	114
Property and equipment, gross	1,485	1,268
Accumulated depreciation	(890)	(768)
Total property and equipment, net	$595	$500
Other Non-Current Assets

	September 26, 2020	December 28, 2019
	(In millions)
Software technology and licenses, net	$194	$210
Other	170	169
Total other non-current assets	$364	$379

Accrued Liabilities

	September 26, 2020	December 28, 2019
	(In millions)
Accrued compensation and benefits	$379	$285
Accrued marketing programs and advertising expenses	709	454
Other	390	345
Total accrued liabilities	$1,478	$1,084
Remaining Performance Obligations
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2020 is $375 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $178 million of such amounts as revenue in the next 12 months.
The revenue allocated to remaining performance obligations does not include amounts which have an original expected contractual duration of one year or less.

NOTE 3. Related Parties — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. As of September 26, 2020 and December 28, 2019, the carrying value of the Company’s investment in the ATMP JV was $60 million and $58 million, respectively.
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
The Company’s purchases from the ATMP JV during the three and nine months ended September 26, 2020 amounted to $204 million and $559 million, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 28, 2019 amounted to $175 million and $479 million, respectively. As of September 26, 2020 and December 28, 2019, the amounts payable to the ATMP JV were $115 million and $213 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and nine months ended September 26, 2020 amounted to $3 million and $18 million, respectively. The Company’s resales to the ATMP JV during the three and nine months ended September 28, 2019 amounted to $4 million and $47 million, respectively. As of September 26, 2020 and December 28, 2019, the Company’s receivables from the ATMP JV were $4 million and $7 million, respectively, and were included in Receivables from related parties on the Company’s condensed consolidated balance sheets.

THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. The Company holds a majority interest in one of the joint ventures and a minority interest in the other. The Company is not a primary beneficiary of the THATIC JV and, as such, the Company does not consolidate either of these entities and accounts for its equity interests in the THATIC JV under the equity method of accounting. The Company’s share in the net losses of the THATIC JV is not recorded in the Company’s condensed consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of both September 26, 2020 and December 28, 2019.
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
The Company recognized $60 million as licensing gain associated with the Licensed IP during the nine months ended September 28, 2019. As of September 26, 2020, the Company had no receivables from the THATIC JV. The Company’s receivables from the THATIC JV was $13 million as of December 28, 2019, and was included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 4. Debt and Revolving Facility
Debt
The Company’s total debt as of September 26, 2020 and December 28, 2019 consisted of the following:

	September 26, 2020	December 28, 2019
	(In millions)
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	$86	$251
7.50% Senior Notes Due 2022 (7.50% Notes)	312	312
Total debt (principal amount)	398	563
Unamortized debt discount for 2.125% Notes	(23)	(73)
Unamortized debt issuance costs for 2.125% Notes	(1)	(3)
Unamortized debt issuance costs for 7.50% Notes	(1)	(1)
Total long-term debt (net)	$373	$486

2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes which mature on September 1, 2026. The 2.125% Notes are general unsecured senior obligations of the Company.
Holders of the 2.125% Notes may convert them at their option during certain time periods and upon the occurrence of certain events, including, during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (equivalent to an initial conversion price of approximately $8.00 per share of common stock). The above event was met during the third calendar quarter of 2020 and as a result, the 2.125% Notes are convertible at the option of the holder from October 1, 2020 until December 31, 2020.
During the three and nine months ended September 26, 2020, holders of the 2.125% Notes converted $165 million principal amount of these notes, for which the Company issued approximately 20 million shares of the

Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $38 million from these conversions in Other expense, net on its condensed consolidated statements of operations. As of September 26, 2020, the outstanding aggregate principal amount of the 2.125% Notes was $86 million.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. The Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its condensed consolidated balance sheet as of September 26, 2020. The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The carrying amount of the equity component of the 2.125% Notes was $33 million and $95 million as of September 26, 2020 and December 28, 2019, respectively.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022. As of September 26, 2020, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
Revolving Credit Facility
On June 7, 2019, the Company entered into a secured revolving credit facility for up to $500 million (the Revolving Facility) pursuant to a credit agreement by and among the Company, as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the Credit Agreement). The Revolving Facility consists of a $500 million, five-year secured revolving loan facility, including a $50 million swingline subfacility and a $75 million sublimit for letters of credit.
Prior to the current quarter, obligations under the Credit Agreement were secured by a lien on substantially all the Company’s property, other than intellectual property. During the three months ended September 26, 2020, as a result of upgrades of the Company’s debt ratings, the security requirements under the Credit Agreement were terminated and the liens on the Company’s collateral were released.
The Credit Agreement also provides the ability to increase the Revolving Facility or incur incremental term loans or other incremental equivalent debt by an amount not to exceed certain amounts as set forth in the Credit Agreement. The Company’s available borrowings under the Revolving Facility are also subject to reduction by an amount equal to the net cash proceeds of (i) any debt issuances not permitted by the Revolving Facility and (ii) any non-ordinary course asset sales, in excess of $250 million, if such net cash proceeds are not reinvested by the Company within twelve months of receipt.
On April 6, 2020, the Company borrowed $200 million under the Credit Agreement via the LIBOR rate loan option at an annual interest rate of 2.37%. The Company repaid the $200 million borrowing plus interest on July 6, 2020. As of September 26, 2020, the Company had $13 million of letters of credit outstanding under the Credit Agreement and the Company was in compliance with all required covenants under the Credit Agreement.
NOTE 5. Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
As of September 26, 2020 and December 28, 2019, the Company had $75 million and $37 million of commercial paper, respectively, included in Short-term investments on the Company’s condensed consolidated balance sheets. The commercial paper is classified within Level 2 as its fair value estimates was based on quoted prices for comparable instruments.
In addition, as of September 26, 2020 and December 28, 2019, the Company also had $42 million and $30 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other non-current assets on the Company’s condensed consolidated balance sheets. These money market funds and mutual funds are classified within Level 1 as their fair value estimates are based on quoted prices for identical instruments in active markets. The Company is restricted from accessing these investments.

Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its long-term debt. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	September 26, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net	$373	$1,190	$486	$1,823

The estimated fair value of the Company’s long-term debt is based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The Company’s 2.125% Notes, included in Long-term debt, net above, were convertible at the option of the holders as of September 26, 2020. The estimated fair value of the 2.125% Notes considers the relationship between the Company’s stock price of $78.055 as of September 25, 2020, the last trading day of the three months ended September 26, 2020 and the equivalent initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s time deposits, accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
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
As of September 26, 2020 and December 28, 2019, the notional values of the Company’s outstanding foreign currency forward contracts were $659 million and $739 million, respectively. The fair value of these contracts was not material as of September 26, 2020 and December 28, 2019.
NOTE 6. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive Income (loss) for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$(4)	$—	$—	$(8)
Net unrealized gains (losses) arising during the period	11	(9)	(1)	(5)
Net losses (gains) reclassified into income during the period	(2)	2	6	6
Total other comprehensive income (loss)	9	(7)	5	1
Ending balance	$5	$(7)	$5	$(7)

NOTE 7. Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$390	$120	$709	$171
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	1	—	4	—
Net income for diluted earnings per share	$391	$120	$713	$171
Denominator
Basic weighted average shares	1,184	1,097	1,176	1,075
Effect of potentially dilutive shares:
Employee equity plans and warrants	20	20	21	32
2.125% Notes	11	—	11	—
Diluted weighted average shares	1,215	1,117	1,208	1,107
Earnings per share:
Basic	$0.33	$0.11	$0.60	$0.16
Diluted	$0.32	$0.11	$0.59	$0.15
Potential shares from employee equity plans, and the impact from the conversion of the 2.125% Notes up to the conversion date, totaling 17 million and 20 million shares for the three and nine months ended September 26, 2020, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
Potential shares from employee equity plans, the impact from the conversion of the 2.125% Notes up to the conversion date and the assumed conversion of the remaining outstanding 2.125% Notes, totaling 101 million and 102 million shares for the three and nine months ended September 28, 2019, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 8. Common Stock and Employee Equity Plans
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Balance, beginning of period	1,174	1,086	1,170	1,005
Common stock issued under employee equity plans	9	12	13	17
Common stock repurchases for tax withholding on equity awards	(1)	—	(1)	—
Issuance of common stock upon warrant exercise	—	—	—	75
Issuance of common stock to settle convertible debt	20	16	20	16
Issuance of treasury stock to partially settle debt	—	—	—	1
Balance, end of period	1,202	1,114	1,202	1,114

Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Cost of sales	$1	$2	$5	$5
Research and development	48	37	122	92
Marketing, general and administrative	27	15	68	43
Total	$76	$54	$195	$140

NOTE 9. Income Taxes

For the three months ended September 26, 2020, the Company recorded an income tax provision of $12 million associated primarily with foreign income taxes. For the three months ended September 28, 2019, the Company recorded an income tax provision of $7 million, consisting primarily of $4 million of withholding taxes and $3 million of foreign income taxes in profitable locations.

For the nine months ended September 26, 2020, the Company recorded an income tax provision of $22 million associated primarily with foreign income taxes and withholding taxes. For the nine months ended September 28, 2019, the Company recorded an income tax benefit of $4 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring partially offset by $5 million of withholding taxes and $4 million of foreign income taxes in profitable locations.

As of September 26, 2020, substantially all the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. After considering all available evidence, the Company determined that the valuation allowances should be maintained.

The Company’s total gross unrecognized tax benefits were $84 million as of September 26, 2020. The Company has foreign and U.S. state tax audits in process at any one point in time. It is reasonably possible the Company may have tax audits close in the next 12 months that could materially change the balance of the uncertain tax benefits; however, the timing of tax audit closures and settlements are uncertain.

NOTE 10. Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss). These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:
•the Computing and Graphics segment, which primarily includes desktop and notebook processors and chipsets, discrete and integrated graphics processing units (GPUs), data center and professional GPUs and development services. From time to time, the Company may also sell or license portions of its IP portfolio; and

•the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles. From time to time, the Company may also sell or license portions of its IP portfolio.
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

The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,667	$1,276	$4,472	$3,047
Enterprise, Embedded and Semi-Custom	1,134	525	2,047	1,557
Total net revenue	$2,801	$1,801	$6,519	$4,604
Operating income (loss):
Computing and Graphics	$384	$179	$846	$217
Enterprise, Embedded and Semi-Custom	141	61	148	218
All Other (1)	(76)	(54)	(195)	(152)
Total operating income	$449	$186	$799	$283

(1)
For both the three months ended September 26, 2020 and September 28, 2019, all Other operating losses were related to stock-based compensation expense.

For the nine months ended September 26, 2020, All Other operating loss was related to stock-based compensation expense. All Other operating loss of $152 million for the nine months ended September 28, 2019 consisted of $140 million stock-based compensation expense and a $12 million contingent loss accrual on a legal matter.

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

On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, the Company filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained the Company’s demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The Wessels plaintiff filed a Notice of Appeal on September 27, 2018. On October 4, 2018, the Federal Court issued an order dismissing the Hamilton and Ha amended complaints. The Hamilton plaintiffs filed a Notice of Appeal on October 8, 2018, and the Ha plaintiffs filed a Notice of Appeal on October 15, 2018. On November 19, 2018, the Hamilton and Ha plaintiffs filed a motion seeking summary reversal of the order dismissing their claims. The Company opposed this motion on December 13, 2018, and the Court denied it on February 25, 2019. On March 16, 2020, the Ninth Circuit reversed and remanded the district court’s dismissal of the Hamilton complaint and affirmed the district court’s dismissal of the Ha complaint. On August 27, 2020, the California Court of Appeal affirmed the district court’s dismissal of the Wessels complaint.

Hauck et al. Litigation

Since January 19, 2018, three putative class action complaints have been filed against the Company in the United States District Court for the Northern District of California: (1) Diana Hauck et al. v. AMD, Inc., Case No. 5:18-cv-0047, filed on January 19, 2018; (2) Brian Speck et al. v. AMD, Inc., Case No. 5:18-cv-0744, filed on February 4, 2018; and (3) Nathan Barnes and Jonathan Caskey-Medina, et al. v. AMD, Inc., Case No. 5:18-cv-00883, filed on February 9, 2018. On April 9, 2018, the court consolidated these cases and ordered that Diana Hauck et al. v. AMD, Inc. serve as the lead case. On June 13, 2018, six plaintiffs (from California, Louisiana, Florida and Massachusetts) filed a consolidated amended complaint alleging that the Company failed to disclose its processors’ alleged vulnerability to Spectre. Plaintiffs further allege that the Company’s processors cannot perform at their advertised processing speeds without exposing consumers to Spectre, and that any “patches” to remedy this security vulnerability will result in degradation of processor performance. The plaintiffs seek damages under several causes of action on behalf of a nationwide class and four state subclasses (California, Florida, Massachusetts and Louisiana) of consumers who purchased the Company’s processors and/or devices containing AMD processors. The plaintiffs also seek attorneys’ fees, equitable relief and restitution. Pursuant to the court’s order directing the parties to litigate only eight of the causes of action in the consolidated amended complaint initially, the Company filed a motion to dismiss on July 13, 2018. On October 29, 2018, after the plaintiffs voluntarily dismissed one of their claims, the court granted the Company’s motion and dismissed six causes of action with leave to amend. The plaintiffs filed their amended consolidated complaint on December 6, 2018. On January 3, 2019, the Company again moved to dismiss the subset of claims currently at issue. On April 4, 2019, the court granted the Company’s motion and dismissed all claims currently at issue with prejudice. On May 6, 2019, the court granted the parties’ stipulation and request under Fed. R. Civ. P. 54(b) to enter a partial final judgment and certify for appeal the court’s April 4, 2019 dismissal order, and on that same date, the plaintiffs voluntarily dismissed without prejudice their remaining claims pursuant to an agreement whereby, subject to certain terms and conditions, the Company agreed to toll the statute of limitations and/or statute of repose. On May 30, 2019, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. On May 15, 2020, the Ninth Circuit affirmed the district court’s ruling dismissing the subset of claims currently at issue against the Company. On August 14, 2020, the district court dismissed the remaining claims with prejudice.

Monterey Research Litigation

On November 15, 2019, Monterey Research, LLC filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware. Monterey Research alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On January 22, 2020, the Company filed a motion to dismiss part of Monterey Research’s complaint. On February 5, 2020, Monterey Research filed an amended complaint. On February 19, 2020, the Company filed a renewed motion to dismiss part of Monterey Research’s complaint. On October 13, 2020, the district court granted in part, and denied in part, the Company’s motion to dismiss.

Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

City of Pontiac Police and Fire Retirement System Litigation

On September 29, 2020, the City of Pontiac Police and Fire Retirement System, an AMD shareholder, filed a shareholder derivative complaint (the “Complaint”) against AMD and the members of its Board of Directors (collectively, “Defendants”) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Caldwell, et al., No. 5:20-cv-6794 (N.D. Cal.). The Complaint alleges that Defendants breached their fiduciary duties, violated Section 14(a) of the Exchange Act of 1934, and were unjustly enriched by misrepresenting the Company’s commitment to diversity, particularly with respect to the composition of the membership of AMD’s Board of Directors and senior leadership team. Defendants anticipate filing a motion to dismiss the Complaint.

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

NOTE 12. Subsequent Event
On October 26, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Thrones Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly owned subsidiary of the Company and Xilinx, Inc., a Delaware corporation (Xilinx), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Xilinx (the Merger), with Xilinx surviving such Merger as a wholly owned subsidiary of the Company. Under the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock, par value $0.01 per share, of Xilinx (Xilinx Common Stock) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Xilinx Common Stock held directly by the Company or Merger Sub) will be converted into the right to receive 1.7234 of a fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding, which as of the signing of the Merger Agreement, the transaction was valued at $35 billion. The closing of the Merger is subject to customary conditions, including regulatory approval and approval by the stockholders of both the Company and Xilinx. The transaction is currently expected to close by the end of calendar year 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” “designed,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the proposed merger between AMD and Xilinx, Inc. and the expected closing by the end of 2021; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; expected seasonality trends; that unbilled accounts receivables are expected to be billed and collected within twelve months; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of China JVs’ products to be developed on the basis of such licensed IP; the level of international sales as compared to total sales; that AMD’s cash, cash equivalents and short-term investments balances together with the availability under that certain revolving credit facility (Revolving Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing or external financing on favorable terms; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; that the COVID-19 pandemic will continue to impact our business; ongoing and increase in costs related to IT network security; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from current expectations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. Many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. We assume no obligation to update forward-looking statements, except as may be required by law.
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
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.

In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 26, 2020 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended September 26, 2020 was $2.8 billion, a 56% increase compared to the prior year period. The increase was due to a 31% increase in Computing and Graphics net revenue and a 116% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors. The increase in Enterprise, Embedded and Semi-Custom net revenue was primarily due to higher semi-custom revenue and EPYC™ server processor revenue.
Our operating income for the three months ended September 26, 2020 was $449 million compared to operating income of $186 million for the prior year period. Our net income for the three months ended September 26, 2020 was $390 million compared to net income of $120 million for the prior year period. The increase in operating income and net income was primarily driven by strong revenue growth which more than offset higher operating expenses.
Cash, cash equivalents and short-term investments as of September 26, 2020 were $1.8 billion, compared to $1.5 billion as of December 28, 2019. The aggregate principal amount of our outstanding debt obligations was $398 million and $563 million as of September 26, 2020 and December 28, 2019, respectively.
During the third quarter of 2020, we expanded our desktop and mobile processor families. In July 2020, we introduced the AMD Ryzen Threadripper™ PRO Processor line-up designed for professional workstations from OEMs to system integrators and AMD Ryzen 4000 Series desktop processors with Radeon™ graphics for consumers, gamers, streamers and creators. We also introduced AMD Athlon™ 3000 Series desktop processors using the same Zen core architecture and built-in Radeon graphics as the AMD Ryzen desktop processor family. In August 2020, we announced the availability of the new AMD Radeon Pro 5000 series GPUs for the updated 27-inch iMac bringing a wide variety of graphically intensive applications and workloads to consumer and professional users. Also, in September 2020, we announced the AMD Ryzen 3000 C-Series mobile processors and the AMD Athlon 3000 C-Series mobile processors for Chromebook platforms designed for multi-tasking and content creation in distance learning and remote working.
During the third quarter of 2020, we continued to monitor the ongoing novel coronavirus (COVID-19) situation and to take measures to protect the health and safety of our employees. While many of our offices remained open to enable critical on-site business functions in accordance with local government guidelines, most of our employees worked from home during the third quarter of 2020. We continue to take measures to support our employees so that they can be productive as they work from home. During the third quarter of 2020, the majority of our employees in China worked at the office and we maintained normal business operations subject to local government health measures. While COVID-19 has impacted our business operations and practices, and we expect that it may continue to impact our business, we experienced limited financial disruption during the third quarter of 2020 from COVID-19. We monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. We also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19.
On October 26, 2020, we entered into an Agreement and Plan of Merger (the Merger Agreement), by and among us, Thrones Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly owned subsidiary of ours, and Xilinx, Inc., a Delaware corporation (Xilinx), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Xilinx (the Merger), with Xilinx surviving such merger as a wholly owned subsidiary of ours. Under the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock, par value $0.01 per share, of Xilinx (Xilinx Common Stock) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Xilinx Common Stock held directly by us or Merger Sub) will be converted into the right to receive 1.7234 of a fully paid and non-assessable share of common stock, par value $0.01 per share, of AMD and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding, which as of the signing of the Merger Agreement, the transaction was valued at $35 billion. The closing of the Merger is subject to customary conditions, including regulatory approval and approval by the stockholders of both AMD and Xilinx. The transaction is currently expected to close by the end of calendar year 2021.

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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Net revenue:
Computing and Graphics	$1,667	$1,276	$4,472	$3,047
Enterprise, Embedded and Semi-Custom	1,134	525	2,047	1,557
Total net revenue	$2,801	$1,801	$6,519	$4,604
Operating income (loss):
Computing and Graphics	$384	$179	$846	$217
Enterprise, Embedded and Semi-Custom	141	61	148	218
All Other	(76)	(54)	(195)	(152)
Total operating income	$449	$186	$799	$283

Computing and Graphics
Computing and Graphics net revenue of $1.7 billion for the three months ended September 26, 2020 increased by 31%, compared to net revenue of $1.3 billion for the prior year period, primarily as a result of a 44% increase in unit shipments, partially offset by a 7% decrease in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The decrease in average selling price was primarily driven by lower average selling price for our Radeon channel products due to product cycle timing.
Computing and Graphics net revenue of $4.5 billion for the nine months ended September 26, 2020 increased by 47%, compared to net revenue of $3.0 billion for the prior year period, primarily as a result of a 39% increase in unit shipments and a 5% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The increase in average selling price was primarily driven by a richer mix of client processors from higher sales of our Ryzen processors which have a higher average selling price, partially offset by lower average selling price for our Radeon products due to product cycle timing.
Computing and Graphics operating income was $384 million for the three months ended September 26, 2020, compared to operating income of $179 million for the prior year period. Computing and Graphics operating income was $846 million for the nine months ended September 26, 2020, compared to operating income of $217 million for the prior year period. The increase in operating income for both periods was primarily driven by the margin contribution from higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $1.1 billion for the three months ended September 26, 2020 increased by 116%, compared to net revenue of $525 million for the prior year period, primarily driven by higher semi-custom revenue and sales of our EPYC server processors.

Enterprise, Embedded and Semi-Custom net revenue of $2.0 billion for the nine months ended September 26, 2020 increased by 31%, compared to net revenue of $1.6 billion for the prior year period, primarily driven by higher sales of our EPYC server processors, partially offset by lower semi-custom revenue.
Enterprise, Embedded and Semi-Custom operating income was $141 million for the three months ended September 26, 2020 compared to operating income of $61 million for the prior year period. The increase in operating income was primarily driven by the margin contribution from higher revenue which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom operating income was $148 million for the nine months ended September 26, 2020 compared to operating income of $218 million for the prior year period. The decrease in operating income was primarily due to the recognition of a $60 million licensing gain in the prior year period and higher operating expenses which more than offset the margin contribution from the increase in revenue. Operating expenses increased for the reasons outlined under “Expenses” below.

All Other
All Other operating loss of $76 million and $54 million for the three months ended September 26, 2020 and prior year period, respectively, were related to stock-based compensation expense.
All Other operating loss consisted of $195 million of stock-based compensation expense for the nine months ended September 26, 2020. All Other operating loss of $152 million for the prior year period consisted of $140 million stock-based compensation expense and $12 million contingent loss accrual on a legal matter.

International Sales
International sales as a percentage of net revenue were 72% for both the three months ended September 26, 2020 and September 28,2019. International sales as a percentage of net revenue were 77% for the nine months ended September 26, 2020 and 73% for the prior year period.
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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions except for percentages)
Net Revenue	$2,801	$1,801	$6,519	$4,604
Cost of sales	1,571	1,024	3,623	2,685
Gross profit	1,230	777	2,896	1,919
Gross margin	44%	43%	44%	42%
Research and development	508	406	1,410	1,152
Marketing, general and administrative	273	185	687	544
Licensing gain	—	—	—	(60)
Interest expense	(11)	(24)	(38)	(76)
Other expense, net	(37)	(36)	(32)	(40)
Income tax provision (benefit)	12	7	22	(4)
Equity income in investee	1	1	2	—

Gross Margin
Gross margin was 44% for the three months ended September 26, 2020, compared to 43% for the prior year period. Gross margin was 44% for the nine months ended September 26, 2020, compared to 42% for the prior year period. The increase in gross margin for both periods was primarily driven by sales of Ryzen and EPYC processors, which have a higher gross margin than the corporate average, partially offset by sales of semi-custom products which have a lower gross margin than the corporate average.

Expenses
Research and Development Expenses
Research and development expenses of $508 million for the three months ended September 26, 2020 increased by $102 million, or 25%, compared to $406 million for the prior year period. Research and development expenses of $1.4 billion for the nine months ended September 26, 2020 increased by $0.2 billion, or 22%, compared to $1.2 billion for the prior year period. The increase for both periods was primarily driven by an increase in product development costs in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments, due to an increase in headcount and higher annual employee incentives driven by improved financial performance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $273 million for the three months ended September 26, 2020 increased by $88 million, or 48%, compared to $185 million for the prior year period. Marketing, general and administrative expenses of $687 million for the nine months ended September 26, 2020 increased by $143 million, or 26%, compared to $544 million for the prior year period. The increase for both periods was primarily due to an increase in go to market activities in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments, and an increase in headcount and higher annual employee incentives driven by improved financial performance.
Licensing Gain
During the nine months ended September 28, 2019, we recognized $60 million as licensing gain associated with licensed IP to the THATIC JV. See Note 3—Related Parties—Equity Joint Ventures of the Notes to Condensed Consolidated Financial Statements (Part 1, Financial Information of this Form 10-Q) for additional information. We did not recognize a licensing gain in the three and nine months ended September 26, 2020.

Interest Expense
Interest expense for the three months ended September 26, 2020 was $11 million compared to $24 million for the prior year period. Interest expense for the nine months ended September 26, 2020 was $38 million compared to $76 million for the prior year period. The decrease for both periods was due to lower debt balances.
Other Expense, Net
Other expense, net was $37 million for the three months ended September 26, 2020, compared to Other income, net of $36 million for the prior year period.
Other expense, net was $32 million for the nine months ended September 26, 2020, compared to Other expense, net of $40 million for the prior year period.
Other expense, net for all periods primarily comprised of losses on redemptions, repurchases and conversions of our outstanding debt and convertible debt instruments.

Income Tax Provision (Benefit)
For the three months ended September 26, 2020, we recorded an income tax provision of $12 million associated primarily with foreign income taxes. For the prior year period, we recorded an income tax provision of $7 million, consisting primarily of $4 million of withholding taxes and $3 million of foreign income taxes in profitable locations.

For the nine months ended September 26, 2020, we recorded an income tax provision of $22 million associated primarily with foreign income taxes and withholding taxes. For the prior year period, we recorded an income tax benefit of $4 million, consisting primarily of a $13 million credit to U.S. income taxes due to the completion of certain internal tax structuring partially offset by $5 million of withholding taxes and $4 million of foreign income taxes in profitable locations.
We regularly evaluate the realizability of our net deferred tax assets. As of September 26, 2020, substantially all our U.S. and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of a significant portion of the valuation allowances, with the exception of net operating losses subject to potential limitation, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Such a release would result in a material non-cash income tax benefit in our condensed consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our condensed consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 26, 2020, our cash, cash equivalents and short-term investments were $1.8 billion, compared to $1.5 billion as of December 28, 2019. The percentage of cash, cash equivalents and short-term investments held domestically was 91% as of September 26, 2020 and 90% as of December 28, 2019.
Our operating, investing and financing activities for the nine months ended September 26, 2020 compared to the prior year period are as described below:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(In millions)
Net cash provided by (used in):
Operating activities	$517	$51
Investing activities	$(658)	$(123)
Financing activities	$(29)	$150
The aggregate principal amount of our outstanding debt obligations was $398 million and $563 million as of September 26, 2020 and December 28, 2019, respectively.
We believe our cash, cash equivalents and short-term investments along with our Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.

Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $517 million in the nine months ended September 26, 2020, primarily due to our net income of $709 million, adjusted for non-cash and non-operating charges of $538 million and net cash outflows of $730 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $287 million increase in accounts receivable driven primarily by higher revenue in the third quarter of 2020 compared to the fourth quarter of 2019, partially offset by higher collections due to better revenue linearity in the third quarter of 2020 compared to the fourth quarter of 2019, a $310 million increase in inventories driven by an increase in product build, and a $172 million increase in prepaid expenses and other assets due primarily to an increase in vendor credits.

Net cash provided by operating activities was $51 million for the nine months ended September 28, 2019, primarily due to our net income of $171 million, adjusted for non-cash and non-operating charges of $419 million and net cash outflows of $539 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $158 million increase in accounts receivable driven primarily by higher revenue in the third quarter of 2019 compared to the fourth quarter of 2018 partially offset by lower unbilled receivables, and a $195 million increase in inventories primarily driven by an increase in wafer purchases during the third quarter of 2019 compared to the fourth quarter of 2018, a $179 million decrease in accounts payable, accrued liabilities and other primarily driven by less inventory purchases in the latter half of the third quarter of 2019 compared to the fourth quarter of 2018.
Investing Activities
Net cash used in investing activities was $658 million for the nine months ended September 26, 2020, which primarily consisted of $530 million for purchases of short-term investments and $220 million for purchases of property and equipment, partially offset by $92 million for maturities of short-term investments.
Net cash used in investing activities was $123 million for the nine months ended September 28, 2019, which primarily consisted of $284 million for purchases of available-for-sale debt securities and $175 million for purchases of property and equipment, partially offset by $309 million for maturities of available-for-sale debt securities.
Financing Activities
Net cash used in financing activities was $29 million for the nine months ended September 26, 2020, which primarily consisted of common stock repurchased for tax withholding on employee equity plans of $73 million, partially offset by proceeds from the issuance of common stock under our employee equity plans of $45 million. We borrowed $200 million short-term debt and paid off the balance during the nine months ended September 26, 2020.
Net cash provided by financing activities was $150 million for the nine months ended September 28, 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. and $38 million from the issuance of common stock under our employee equity plans, partially offset by $331 million cash outflows for the redemption of our 6.75% Senior Notes due 2019, repurchase of some of our 7.50% Senior Notes due 2020 and 7.00% Senior Notes due 2024, and repayment of our outstanding loan balance of $70 million when we terminated our secured revolving line of credit under the Amended and Restated Loan and Security Agreement dated as of April 14, 2015.

Contractual Obligations
Other than the conversion of $165 million principal amount of our 2.125% Notes, there were no other material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for details of our contractual obligations.

Off-Balance Sheet Arrangements
As of September 26, 2020, we had no off-balance sheet arrangements.

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
The following reflect updates to our disclosures of certain of our critical accounting estimates compared to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Revenue Allowances. Revenue contracts with our customers include variable amounts which we evaluate under ASC 606-10-32-8 through 14 in order to determine the net amount of consideration to which we are entitled and which we recognize as revenue. We determine the net amount of consideration to which we are entitled by estimating the most likely amount of consideration we expect to receive from the customer after adjustments to the contract price for rights of return and rebates to our OEM customers and rights of return, rebates and price protection on unsold merchandise to our distributor customers.
We base our determination of necessary adjustments to the contract price by reference to actual historical activity and experience, including actual historical returns, rebates and credits issued to OEM and distributor customers adjusted, as applicable, to include adjustments, if any, for known events or current economic conditions, or both.
Our estimates of necessary adjustments for distributor price incentives and price protection on unsold products held by distributors are based on actual historical incentives provided to distributor customers and known future price movements based on our internal and external market data analysis.
Our estimates of necessary adjustments for OEM price incentives utilize, in addition to known pricing agreements, actual historical rebate attainment rates and estimates of future OEM rebate program attainment based on internal and external market data analysis.
We also provide limited product return rights to certain OEMs and to most distribution customers. These return rights are generally limited to a contractual percentage of the customer’s prior quarter shipments, although, from time to time we may approve additional product returns beyond the contractual arrangements based on the applicable facts and circumstances. In order to estimate adjustments to revenue to account for these returns, including product restocking rights provided to distributor and OEM customers, we utilize relevant, trended actual historical product return rate information gathered, adjusted for actual known information or events, as applicable.
Overall our estimates of adjustments to contract price due to variable consideration under our contracts with OEM and distributor customers, based on our assumptions and include adjustments, if any, for known events, have been materially consistent with actual results; however, these estimates are subject to management’s judgment and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenue and operating results.
Inventory Valuation. We value inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining excess or obsolescence reserves for products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for our products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. If in any period we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales, resulting in a negative impact to our gross margin in that period. If in any period we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, related revenue would be recorded with a lower or no offsetting charge to cost of sales resulting in a net benefit to our gross margin in that period.
The impact from applying the above assumptions in calculating inventory carrying value adjustments was immaterial for each of the periods presented on the condensed consolidated statements of operations.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery is considered more-likely-than-not (a probability level of more than 50%), we will record a charge to income tax expense in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable or maintain the valuation allowance recorded in prior periods. When considering all available evidence, if we determine we can more-likely-than-not realize our deferred tax assets, we will reverse some or a significant portion of the existing valuation allowance, which would result in a credit to income tax expense and the establishment of an asset in the period of reversal.
In determining the need to establish or maintain a valuation allowance, we considered the four sources of jurisdictional taxable income: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) carryback of net operating losses to prior years; and (iv) tax planning strategies. Given the lack of available taxable income from three of the other sources, our determination of taxable income sufficient to realize our deferred tax assets is based on estimated future taxable income. The incremental recognition of deferred tax assets is based upon estimated future taxable income through objectively verifiable forecasts of future income. The highly competitive landscape and cyclical nature of the semiconductor industry makes it difficult to create an objectively verifiable forecast for those companies not in a dominant position and, as a result, sustained profitability is difficult to forecast.
We regularly evaluate the realizability of our net deferred tax assets. We have a history of generating periods of substantial losses. Our recent three-year period of modest profitability was preceded by six years of substantial losses. Given the magnitude of our tax attributes, our position in the highly competitive semiconductor industry dominated by two larger competitors, the cyclical nature of the industry, and our underlying history of uncertainty for sustained product performance, market acceptance and the resulting financial impact, we do not have objectively verifiable forecasts. We are developing and have released new products with large market potential in areas such as server processors, mobile processors, and game consoles. We currently have positive momentum with our new consumer and commercial product offerings. We are building high-performance computing leadership. However, given our historical earnings patterns, additional market success and a higher level of confidence in related profits are needed to establish the sustained profitability to objectively verify our forecasts of future taxable income. As a result, substantially all our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to valuation allowances, subject to other jurisdictional limitations on the timing of utilization of certain deferred tax asset attributes, including net operating loss carryforwards.
Our sustained profitability is dependent on the continued positive momentum of our consumer and commercial products including our newly released mobile processors, greater market acceptance for our server products, the successful adoption of our new game console products, and our continued development of high-performance computing products leadership. In assessing the realizability of the deferred tax assets, we will continue to monitor the highly dynamic and competitive landscape of our industry, the continued performance and market acceptance of our new products, and the impact of such market acceptance on profitability. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of some or a significant portion of the valuation allowances.
In addition, the calculation of our tax liabilities involves addressing uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing authorities. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. We recognize the interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.

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
As of September 26, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for our three months ended September 26, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain social economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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

While many of our offices around the world remain open, either because the pandemic has been contained in that location or to enable critical on-site business functions in compliance with government guidelines, most of our employees continue to work from home until further notice. It is uncertain as to when the measures put in place to attempt to contain the spread of COVID-19 will be lifted or whether there will be additional measures put into place. If COVID-19 continues to spread or there is a second wave of the virus, we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. We continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased and a small portion of our employees are at work in certain offices, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. Even when COVID-19 measures regarding mobility are lifted or modified, our employees’ ability to return to work may delay the return of our full workforce and the resumption of normal business operations.

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

COVID-19 has also led to a disruption and volatility in the global capital and financial markets. While we believe our cash, cash equivalents and short-term investments along with our Revolving Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.

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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 72% for the three months ended September 26, 2020. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
 We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. In October 2019, the BIS added additional Chinese entities to the Entity List. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remain uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. We are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business.
Acquisitions, joint ventures and/or investments, including our recently announced acquisition of Xilinx, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
For example, on October 26, 2020, we, along with a direct wholly owned subsidiary of ours, entered into an agreement and plan of merger (the Merger Agreement) with Xilinx, Inc. (Xilinx), whereby we agreed to acquire Xilinx

(the Merger). We entered into the Merger Agreement with the belief that the Merger will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations. Achieving these anticipated benefits will depend on successfully combining our and Xilinx’s businesses together. It is not certain that Xilinx’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: failure to obtain applicable regulatory or stockholder approvals in a timely manner or otherwise; failure to satisfy other closing conditions to the Merger; our inability to integrate or benefit from Xilinx’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities associated with the Merger; failure to leverage the increased scale of the combined businesses quickly and effectively; coordinating and integrating in countries in which we have not previously operated; the potential impact of the Merger on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, Xilinx’s employees, vendors, suppliers and customers; adverse changes in general economic conditions in regions in which we and Xilinx operate; potential litigation associated with the Merger; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in attracting and retaining key personnel; and difficulties with harmonizing our and Xilinx’s financial reporting systems. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Merger may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact the combined company. If we cannot successfully integrate our and Xilinx’s businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
Acquisitions and joint ventures may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of acquisitions or joint ventures, which could harm our operating results. In addition, to complete an acquisition (and as contemplated in the Merger), we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. Moreover, if such acquisitions or joint ventures require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition or joint venture, we may not be able to assimilate and integrate effectively or efficiently the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of the acquired company decide not to work for us.
Acquisitions and joint ventures may also reduce our cash available for operations and other uses, which could harm our business. Also, any failure on our part to effectively evaluate and execute new business initiatives could adversely affect our business. We may not adequately assess the risks of new business initiatives and subsequent events may arise that alter the risks that were initially considered.Furthermore, we may not achieve the objectives and expectations with respect to future operations, products and services. The majority of our ATMP services are provided by the ATMP JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business.
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
Our ability to complete the Merger is subject to closing conditions, including approval by our and Xilinx’s stockholders and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the Merger not to be completed.
The Merger is subject to a number of closing conditions as specified in the Merger Agreement. These include, among others, approvals by our and Xilinx’s stockholders, the receipt of approvals under certain competition laws and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger. The occurrence of any of these events could have a material adverse effect on our results of operations and the trading price of our common stock.
Whether or not it is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not it is completed, the announcement and pendency of the Merger could cause disruptions in our business: our and Xilinx’s current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect the ability to retain key employees; uncertainty regarding the completion of the Merger may cause customers, suppliers, distributors, vendors, strategic partners or others to delay or defer entering into contracts, make other decisions or seek to change or cancel existing business relationships; and the attention of management may be directed toward the completion of the Merger. If the Merger is not completed, we will have incurred significant costs, including, the potential payment of termination fees, the diversion of management resources, for which we will have received little or no benefit.
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
It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third-party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
We also maintain confidential and personally identifiable information about our workers and consumers. The confidentiality and integrity of our worker and consumer data is important to our business and our workers and consumers have a high expectation that we adequately protect their personal information.

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
The agreements governing our notes and our Revolving Facility impose restrictions on us that may adversely affect our ability to operate our business.
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

In addition, the Revolving Facility’s credit agreement (Credit Agreement) restricts our ability to make cash payments on the notes to the extent that (i) on the date of such payment, an event of default exists under the Credit Agreement or would result therefrom or (ii) if we would have, on a pro forma basis after giving effect to such payment, a consolidated total leverage ratio that exceeds 3.50x. Any of our future debt agreements may contain similar restrictions. If under certain circumstances we fail to make a cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, could constitute an event of default under the agreements governing our other indebtedness.
Our Revolving Facility also contains various covenants which limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities, make certain dispositions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make payments with respect to subordinated debt or certain borrowed money prior to its due date and enter into any non-arm’s-length transaction with an affiliate (in each case, except for certain customary exceptions).
The agreements governing our notes and our Revolving Facility contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Facility. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes and 2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $100 million would cause a cross default under the Revolving Facility. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Facility to declare all amounts outstanding under the indentures or the Revolving Facility to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes or 2.125% Notes or the lenders under our Revolving Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®4, Sony PlayStation®4 Pro, Microsoft® Xbox One™ S and Microsoft® Xbox One™ X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China and South Korea have instituted restrictions on cryptocurrency trading and the valuations of the currencies, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries may create, or in the case of China are creating, their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the third calendar quarter of 2020, the sale price of our common stock for conversion was satisfied as of September 30, 2020 and as a result, the 2.125% Notes are eligible for conversion during the fourth calendar quarter of 2020. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
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
We license certain third-party technologies and tools for the design and production of our products. We report the value of those licenses as other assets on the balance sheet and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, and changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges.
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
Our total debt principal amount outstanding as of September 26, 2020 was $398 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic, financial and business conditions along with other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our revolving credit facility for a principal amount up to $500 million (our Revolving Facility), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Revolving Facility or borrow more funds on terms acceptable to us, if at all.
In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Revolving Facility, which would result in a default under the indentures and our Revolving Facility.
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Revolving Facility. As of September 26, 2020, $398 million principal amount was outstanding, consisting of our Notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Revolving Facility.
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
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) contains many significant changes to the U.S. federal income tax laws, the consequences of which could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. As additional regulatory guidance is issued by the applicable taxing authorities and as new accounting treatment is clarified, we may report additional adjustments in the period if new information becomes available. We have a significant amount of deferred tax assets and a portion of the deferred tax assets related to net operating losses or tax credits could be subject to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The limitations could reduce our ability to utilize the net operating losses or tax credits before the expiration of the tax attributes.

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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur additional costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. In addition to the SEC regulation, the European Union, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products be certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
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
We issued warrants dated June 29, 2020 and September 28, 2020 to purchase 593 and 38,745 shares, respectively, of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on June 29, 2023 and September 28, 2023, respectively.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Restricted Stock Unit Share Withholding
During the fiscal quarter ended September 26, 2020, we paid approximately $72 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld fewer than 1 million shares of common stock from employees in connection with such net share settlement at an average price of $82.93 per share. These shares may be deemed to be “issuer purchases” of shares.

 ITEM 6. EXHIBITS

*10.1	Wafer Supply Agreement, among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US, Inc., dated March 2, 2009.
*10.2	Wafer Supply Agreement Amendment No. 1, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore. Pte. Ltd., dated March 29, 2011.
*10.3
Wafer Supply Agreement Amendment No. 2, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC and ATIC International Investment Company LLC, dated March 4, 2012.

*10.4	Wafer Supply Agreement Amendment No. 3, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 6, 2012.
*10.5	Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014.
*10.6	Wafer Supply Agreement Amendment No. 5, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015.
*10.7	Wafer Supply Agreement Amendment No. 6, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S., Inc., dated August 30, 2016.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 28, 2020	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Senior Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer