Form 10-K
period 2020-12-26
ADVANCED MICRO DEVICES INC
filed 2021-01-29
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 26, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 27, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $58.5 billion based on the reported closing sale price of $50.10 per share as reported on The NASDAQ Global Select Market (NASDAQ) on June 26, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,211,280,009 shares of common stock, $0.01 par value per share, as of January 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders (2021 Proxy Statement) are incorporated into Part III hereof. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 26, 2020.

PART I
ITEM 1.     BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; the expected amounts to be received by AMD under the IP licensing agreement and AMD’s expected royalty payments from future product sales of the two joint ventures AMD holds equity in with Higon Information Technology Co., Ltd. (THATIC JVs) products to be developed on the basis of such licensed IP; sales patterns of AMD’s products; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; any amounts in addition to what has been already accrued by AMD for future remediation costs under clean-up orders will not have a material effect on our financial condition, cash flows or results of operations; we expect to file future patent applications in both the United States and abroad on significant inventions as we deem appropriate; anticipated ongoing and increased costs related to enhancing and implementing information security controls; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized over the next 12 months; all unbilled accounts receivables are expected to be billed and collected within 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; and the acquisition of Xilinx, Inc. is currently expected to close by the end of calendar year 2021. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 14 of our consolidated financial statements.
We use a 52 or 53 week fiscal year ending on the last Saturday in December. References in this report to 2020, 2019 and 2018 refer to the fiscal year unless explicitly stated otherwise.

Pending Acquisition
On October 26, 2020, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Thrones Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), and Xilinx, Inc. (Xilinx), whereby Merger Sub will merge with and into Xilinx (the Merger), with Xilinx surviving such Merger as a wholly owned subsidiary of ours. Under the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of Xilinx (Xilinx Common Stock) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Xilinx Common Stock held directly by us or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of our common stock and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding. As of the signing of the Merger Agreement, the transaction was valued at $35 billion. The actual valuation of the transaction could differ significantly from the estimated amount due to movements in the price of our Common Stock, the number of shares of Xilinx common stock outstanding on the closing date of the Merger and other factors. The closing of the Merger is subject to customary conditions, including regulatory approval and approval by our stockholders and Xilinx stockholders. The transaction is currently expected to close by the end of calendar year 2021.
Additional Information
Advanced Micro Devices, Inc. (AMD) was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at 2485 Augustine Drive, Santa Clara, California 95054, and our telephone number is (408) 749-4000. The SEC website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, Athlon, AMD CDNA, AMD Instinct, AMD RDNA, EPYC, FirePro, FreeSync, Geode, Opteron, Radeon, Radeon Instinct, RDNA, Ryzen, Threadripper, Infinity Fabric, and combinations thereof are trademarks of Advanced Micro Devices, Inc.
Microsoft, Windows, DirectX and Xbox One are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. PCIe is a registered trademark of PCI-SIG Corporation. Chromebook and Stadia are trademarks of Google Inc. Linux is the registered trademark of Linus Torvalds in the United States and other countries. PlayStation is a registered trademark or trademark of Sony Interactive Entertainment, Inc. Arm is a registered trademark of ARM Limited (or its subsidiaries) in the US and/or elsewhere. Vulkan and the Vulkan logo are registered trademarks of Khronos Group Inc.
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
Computing and Graphics
Computing and Graphics Markets
The Computing and Graphics market addresses the need for computational and visual data processing in computing devices that include personal computers, laptops / notebooks, and workstations. We service this market with our CPU, GPU, APU, system-on-chip and chipset product offerings.
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
GPUs perform parallel operations on data to render images for a video display and are essential to presenting computer generated images on that display, decoding and rendering animations and displaying video. The more sophisticated the GPU, the higher the resolution and the faster and smoother moving objects can be displayed on a video display or in a virtual environment (e.g. virtual reality (VR) and augmented reality (AR)).
In addition to graphics processing, GPUs are used to perform parallel operations on multiple sets of data and are increasingly used to perform vector processing for non-graphics applications that require repetitive computations such as high-performance computing (HPC), deep learning, artificial and machine intelligence, blockchain and various other applications (e.g., cryptocurrency mining and autonomous driving).
Accelerated Processing Unit (APU). Consumers increasingly demand computing devices with improved end-user experience, system performance and energy efficiency. Consumers also continue to demand thinner and lighter mobile devices, with better performance and longer battery life. We believe that a computing architecture that optimizes the use of its components can provide these improvements.
An APU is a processing unit that integrates a CPU and a GPU onto one chip (or one piece of silicon), along with, in some cases, other special-purpose components. This integration enhances system performance by “offloading” selected tasks to the best-suited component (i.e. the CPU or the GPU) to optimize component use, increasing the speed of data flow between the CPU and GPU through shared memory and allowing the GPU to function as both a graphics engine and an application accelerator. Having the CPU and GPU on the same chip also typically improves energy efficiency by, for example, eliminating connections between discrete chips.
System-on-Chip (SoC). An SoC is a type of IC with a CPU, GPU and other components, such as a memory controller and peripheral management, comprising a complete computing system on a single chip. By combining all of these elements as an SoC, system performance and energy efficiency are improved, similar to an APU.
Chipset. A chipset is a generic term referring to a device or a collection of devices that allow the microprocessor to connect to a wider range of peripheral devices in the system (such as storage, optical drives, and Universal Serial Bus (USB) peripherals). Chipsets can perform essential logic functions and operate in concert with the microprocessor to manage system control and power management functions of all the devices in the system. Chipsets are most often found in larger form factor systems, typically desktop systems or larger notebook platforms, which require the expanded peripheral selection that is enabled by the chipset. Typical notebook platforms and small form factor desktop platforms usually do not utilize a chipset and instead rely on the capabilities of the APU to connect to all the required devices on the platform.
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
We currently base our microprocessors and chipsets on the x86 instruction set architecture and the AMD Infinity Fabric™, which connects an on-chip memory controller and input/output (I/O) channels directly to one or more microprocessor cores. We typically integrate two or more processor cores onto a single die, and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quick access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second-level cache, and L3, or third-level cache, to enable fast data access and high-performance.
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
Desktop. Our microprocessors for desktop platforms currently include the AMD Ryzen™ series processors and AMD Athlon™ processors. In April 2020, we expanded our 3rd Gen AMD Ryzen desktop processor family by adding AMD Ryzen 3 3100 and AMD Ryzen 3 3300X processors with “Zen 2” core architecture to business users, gamers and creators. In June 2020, we announced further additions to the 3rd Gen AMD Ryzen desktop processor family, by introducing the AMD Ryzen 9 3900XT, AMD Ryzen 7 3800XT and AMD Ryzen 5 3600XT desktop processors designed for the enthusiast market. In July 2020, we introduced for the consumer market, the AMD Ryzen 4000 series desktop processors and the AMD Athlon 3000 series desktop processors with built-in Radeon™ graphics. The AMD Ryzen 4000 G-Series desktop processors offer power efficiency for consumers, gamers, streamers and creators and include multi-layered security features. The AMD Athlon 3000 G-Series desktop processors provide responsive performance and features for entry-level PCs using “Zen” core architecture. In October 2020, we introduced the AMD Ryzen 5000 Series desktop processor family powered by “Zen 3” core architecture. The AMD Ryzen 5000 Series processors have up to 16 cores and deliver across the board leadership performance for gamers and content creators.
Notebooks and 2-in-1s. We continue to invest in designing and developing high performing and low power APUs for notebook PC platforms and we offer AMD Ryzen and AMD Athlon mobile processors for the consumer and commercial markets. In January 2020, we introduced the AMD Ryzen 4000 Series Mobile Processors for ultrathin and gaming laptops designed to deliver performance and power efficiency. In September 2020, we introduced the first mobile AMD Ryzen and AMD Athlon processors for Chromebooks. The AMD Ryzen and Athlon 3000 C-Series mobile processors are designed to enable thinner and lighter Chromebook designs with long battery life and enhanced connectivity.
Commercial. We offer enterprise-class desktop and notebook PC solutions sold as AMD PRO Mobile and AMD PRO desktop processors with Radeon graphics for the commercial market. These solutions are designed to provide enterprise customers with the performance, security capabilities and business features such as enhanced security and manageability, platform longevity and extended image stability. In May 2020, we announced the global availability of the AMD Ryzen PRO 4000 series mobile family for commercial notebooks built with enterprise-grade AMD PRO technologies, which deliver a set of security and manageability features for Enterprise IT deployments. In July 2020, we introduced the AMD Ryzen PRO 4000 series and AMD Athlon PRO 3000 series desktop processors with built-in Radeon graphics for the commercial market. Also in July, we announced the new AMD Ryzen Threadripper™ PRO Processor family with up to 64 cores and built with enterprise grade AMD PRO technologies. Designed for professional workstations from OEMs and system integrators, AMD Ryzen Threadripper PRO processors offer full spectrum compute capabilities for multi-threaded workloads and high frequency single core performance for lightly threaded workloads.
Chipsets. We offer a full suite of chipset products, including the X570 chipset which supports PCIe® 4.0 (fourth generation Peripheral Component Interconnect Express motherboard interface) designed for enthusiast desktop platforms. We also introduced the B550 chipset in April 2020 and the A520 chipset in July 2020 for socket AM4 for 3rd Gen AMD Ryzen desktop processors and 5000 processors. In addition, we continue to offer the B450 and A320 chipsets that are combined with AMD Ryzen processors for the AM4 desktop platform for the performance and affordable mainstream platforms segments. In the High-End Desktop (HEDT) and Workstation segments, we offer the TRX40 and the WRX80 chipsets, respectively, to support the 3rd generation Ryzen Threadripper and Threadripper Pro platforms offering high speed I/O and platform bandwidth.
Graphics Market
The semiconductor graphics market addresses the need for improved visual and data processing in various computing devices. Many consumers use PCs as entertainment platforms, in addition to traditional productivity and communications uses, and therefore value a richer, more visually compelling and immersive experience. As a result, visual realism and graphical display capabilities are key product differentiation elements among computing devices. This has led to the increased creation and use of processing-intensive multimedia content for playing games, capturing media, viewing online videos, editing photos and managing digital content on computing devices. In turn, these trends have contributed to higher consumer demand for performance graphics solutions and to manufacturers designing computing devices with these capabilities. Industries that utilize computer assisted design (CAD), that develop content for media and entertainment markets and that generate professional visualizations and renderings can benefit greatly from graphics solutions optimized for the professional graphics market.
In addition to traditional graphics markets, there is a large and growing demand for accelerated computing, powered by graphics processors in markets such as high performance computing (HPC), artificial intelligence, and Cloud Visualization (Virtual Desktop Infrastructure & Cloud Gaming). Traditional HPC focused on scientific research, model simulation, and exploration is driving an increased need for computing throughput at universities and government research centers. Artificial intelligence is a rapidly growing area of machine learning and deep learning workloads. Graphics processors are used primarily in the training of machine learning models. The cloud visualization market is fueled by the trend to in work from home and thus the increased need for remote accessibility, and the shift from traditional desktop and notebook workloads to the cloud. The expansion of compute workloads on graphics processors is driving market expansion for traditional graphics silicon.
Another area of the market for graphics compute is blockchain technology, which is a decentralized digital ledger used to securely store, transmit and process sensitive and valuable data. Blockchain applications are typically performed using specially designed application-specific integrated circuits (ASICs) or a general purpose CPU or GPU.
Our Graphics Products
Graphics processing is a fundamental component of almost everything we create and can be found in an APU, GPU, SoC or a combination of a discrete GPU with one of the other foregoing products working in tandem. Our customers generally use our graphics solutions to enable or increase the speed of rendering images, to help improve image resolution and color definition, and increasingly to process massive data sets for cloud and data center applications. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, 2-in-1s, All-in-Ones (AIOs), professional workstations, and the data center. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. We have developed RDNA™ 2, a high performing and power efficient graphics architecture, which is the foundation for next-generation PC gaming graphics, the PlayStation 5 and Xbox Series S and X consoles. Additionally, the RDNA 2 architecture supports advanced graphics features such as ray tracing, Infinity Cache and variable rate shading. Our hardware and software components are used to implement ray tracing technology to simulate the paths of light rays moving through a movie or game scene, resulting in photorealistic 3D images.
Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dGPUs) offer high-performance graphics processing across all platforms. AMD Accelerated Parallel Processing or General Purpose GPU (GPGPU) refers to a set of advanced hardware and software technologies that enable discrete AMD GPUs, working in concert with the CPU, to accelerate computational tasks beyond traditional CPU processing by utilizing the vast number of discrete GPU cores while working with the CPU to process information cooperatively. In addition, computing devices with heterogeneous computing features can run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user. Moreover, heterogeneous computing allows for the elevation of the GPU to the same level as the CPU for memory access, queuing, and execution.
Discrete Desktop and Notebook Graphics. Our discrete GPUs for desktop and notebook PCs support current generation application program interfaces (APIs) like DirectX® 12 Ultimate and Vulkan®, support new displays using AMD FreeSync™, AMD FreeSync Premium, and AMD FreeSync Premium Pro technologies, and are designed to support VR in PC platforms. In August 2020, we announced the availability of the new AMD Radeon Pro 5000 series GPUs for the updated 27-inch iMac bringing a wide variety of graphically intensive applications and workloads to consumer and professional users. In October 2020, we unveiled the AMD Radeon RX™ 6000 series graphics cards for enthusiast-class PC gaming experiences. The AMD Radeon RX 6000 series includes the AMD Radeon RX 6800 and Radeon RX 6800 XT graphics cards as well as the Radeon RX 6900 XT built upon the AMD RDNA 2 gaming architecture that spans from game consoles to PCs. The AMD RDNA 2 GPUs feature enhancements in the compute unit, advancements in the visual pipeline, and the introduction of a new high-speed cache called AMD Infinity Cache. These architecture enhancements enable ultra-high performance and ultra-high fidelity in the latest games. Complimenting the introduction of the new AMD RX 6000 Series graphics cards, AMD introduced AMD Smart Access Memory, which when combined with an AMD Ryzen 5000 series processor, offers an incremental performance boost in many games.
Professional Graphics. Our AMD Radeon Pro family of professional graphics products includes multi-view graphics cards and GPUs designed for integration in mobile and desktop workstations. AMD Radeon Pro graphics cards are designed for demanding use cases such as design and manufacturing for CAD, and media and entertainment for broadcast and animation pipelines. AMD Radeon Pro supports end users utilizing GPU accelerated visualization for construction, architecture and mechanical design through gaming and visualization engines on high resolution displays; Radeon VR Creator cards are also capable of supporting this functionality with VR and AR. Software drivers for AMD Radeon Pro cards are designed to deliver high stability and performance across a wide variety of software packages including those requiring professional software vendor certifications. In February 2020, we announced the AMD Radeon Pro W5500 workstation graphics card for Design & Manufacturing and Architecture, Engineering & Construction (AEC) professionals. We also announced the AMD Radeon Pro W5500M GPU designed and optimized to power next-generation, high-performance professional mobile workstations. In May 2020, we announced the AMD Radeon Pro VII workstation graphics card for broadcast and engineering professionals. In June 2020, we announced the AMD Radeon Pro 5600M mobile GPU built with 7 nanometer (nm) process technology and advanced AMD RDNA architecture for pro applications, including video editing, color grading, application development, game creation and more.
Data Center Graphics. We offer two families of products to accelerate workloads in the data center. Our visual cloud data center GPUs include a range of solutions tailored towards workloads requiring remote visualization, such as Desktop-as-a-Service, Workstation-as-a-Service and Cloud Gaming. These GPUs are designed to cover the full range of graphical application acceleration, from light desktop tasks, to workstation tasks, multi-GPU high end rendering, and cloud gaming activities. Our software solutions carry certification for a number of professional software vendor applications as well as being optimized for modern gaming titles. In December 2020 Amazon Web Services announced and made available their new “G4ad” instance, designed for graphics intensive applications such as virtual workstations, game streaming and graphics rendering. G4ad utilizes both AMD EPYC processors and the AMD Radeon Pro V520 GPU. The AMD Radeon Pro V520 is the first AMD RDNA based, 7 nm GPU released for cloud environments.
Our AMD Radeon Instinct™ and AMD Instinct family of GPU products are specifically designed to address growing demand for compute-oriented data center applications, including deep learning training and traditional HPC workloads such as simulation where the compute capabilities of GPUs provide exceptional flexibility and performance. Combined with our ROCm™ open software platform, our customers can deliver differentiated acceleration platforms to address the next-generation of computing challenges while minimizing power and space needs in the data center. In November 2020, we announced the AMD Instinct MI100 accelerator built on the new AMD CDNA™ architecture. The MI100 GPU is built to accelerate workloads in the scientific computing and AI markets.
Enterprise, Embedded and Semi-Custom
The Enterprise, Embedded and Semi-Custom Markets
The Enterprise, Embedded and Semi-Custom Markets address the need for computational and visual data processing in the Server, Embedded computing device, and custom designed computing device markets. We service these markets with our CPU, GPU, APU, and customized designed system-on-chips products.
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
Embedded. Embedded products address computing needs in enterprise-class telecommunications, networking, security, storage systems and thin clients (which are computers that serve as an access device on a network). Typically, AMD embedded products are used in applications that require high to moderate levels of performance, where key features may include relatively low power, small form factor, and 24x7 operations. High-performance graphics are important in some embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.
Semi-Custom. We leverage our core IP, including our graphics and processing technologies to develop semi-custom solutions for the PC and gaming markets. In this market, semiconductor suppliers work alongside system designers and manufacturers to enhance the performance and overall user experience for semi-custom customers. We have used this type of collaborative co-development approach with many of today’s leading game console manufacturers and can also address customer needs in many other markets beyond game consoles. We leverage our existing IP to create a variety of products tailored to a specific customer’s needs, ranging from complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.
Our Enterprise, Embedded and Semi-Custom Products
Server Processors. Our microprocessors for server platforms currently include the AMD EPYC™ Series processors and AMD Opteron™ X and A-Series processors. The AMD Opteron™ X3000 Series APUs are a family of fully integrated CPU, GPU and I/O designed to provide processing and graphics performance for personal and small business needs. The AMD EPYC 7001 Series of high-performance processors have up to 32 “Zen” compute cores with 2nd Gen AMD EPYC 7002 Series containing up to 64 “Zen 2” compute cores. Both are designed to support a full range of integer, floating point, memory bandwidth and I/O benchmarks and workloads. In April 2020, we announced the extension of the 2nd Gen AMD EPYC processor family with three new processors: AMD EPYC 7F32 (8 cores), AMD EPYC 7F52 (16 cores) and AMD EPYC 7F72 (24 cores). These new processors leverage up to 500 MHz of additional base frequency and large amounts of cache. AMD EPYC processors are powering cloud instances from leading cloud providers.
Embedded Processors. Our embedded processors are designed to support greater connectivity and security, and we believe they can be a strong driver for the high-performance bandwidth and storage requirements of enterprise and cloud infrastructure and “immersive computing” areas in the computing industry. Our products for embedded platforms include AMD Embedded EPYC CPUs, AMD Embedded V-Series APUs, CPUs and SoCs, AMD Embedded R-Series APUs, CPUs and SoCs, AMD Embedded G-Series SoC platform and AMD Embedded Radeon GPUs. In February 2020, we announced the expansion of the embedded family with two new AMD Ryzen Embedded R1000 low-power processors that provide customers with a thermal design power (TDP) range of 6 up to 10 watts. The AMD Ryzen Embedded R1000 family now includes the Ryzen Embedded R1102G and R1305G processors, designed for efficient power envelopes and giving customers the ability to create fanless systems. In November 2020, we launched the AMD Ryzen Embedded V2000 Series processor built with 7 nm process technology, up to eight “Zen 2” cores and seven AMD Radeon graphics CPU compute units, providing power efficiency and enterprise-class security features for embedded customers.
Semi-Custom. Our semi-custom products are tailored, co-developed, high-performance, customer-specific solutions based on AMD CPU, GPU and multi-media technologies. We work closely with our customers to define solutions to precisely match the requirements of the device or application. We developed the semi-custom SoC products that power both the Sony PlayStation® 4 and Sony PlayStation® 5 as well as the Microsoft® Xbox One X, Microsoft® Xbox One S, Microsoft® Xbox Series X™ and Xbox Series S™ game consoles. Microsoft and Sony launched their new consoles in November 2020.
Sales and Marketing
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
We market and sell our latest products under the AMD trademark. Our desktop PC microprocessor product brands are AMD Ryzen™, AMD Ryzen™ PRO, Ryzen™ Threadripper™, AMD A-Series, AMD FX™, AMD Athlon™, AMD Athlon™ PRO, and AMD Pro A-Series. Our notebook and 2-in-1s for microprocessors are AMD Ryzen™ processors with Radeon™ Vega Graphics, AMD A-Series, AMD Athlon, AMD Ryzen PRO with Radeon Vega Graphics, AMD Athlon™ PRO with Radeon Vega Graphics and AMD Pro A-Series processors. Our server brands for microprocessors are AMD EPYC™ and AMD Opteron™ processors. We also sell low-power versions of our AMD Opteron, AMD Athlon, as well as AMD Geode™, AMD Ryzen, AMD EPYC, AMD R-Series and G-Series processors as embedded processor solutions. Our product brand for the consumer graphics market is AMD Radeon graphics, and AMD Embedded Radeon graphics is our product brand for the embedded graphics market. Our product brand for professional graphics products are AMD Radeon Pro and AMD FirePro™ graphics. Our product brand for data center graphics is Radeon Instinct™ and AMD Instinct accelerators for servers. We also market and sell our chipsets under AMD trademarks.
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
Customers
Our microprocessor customers consist primarily of original equipment manufacturers (OEMs), large public cloud service providers, original design manufacturers (ODMs), system integrators and independent distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers, OEMs and system builders. Customers of our microprocessor products also include online retailers. Our graphics product customers include the foregoing as well as add-in-board manufacturers (AIBs).
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
No single customer accounted for more than 10% of our consolidated net revenue for the year ended December 26, 2020.
Original Equipment Manufacturers
We focus on three types of OEM partners: multi-nationals, selected regional accounts and some local system integrators, who target commercial and consumer end customers of all sizes. Large multi-nationals and regional accounts are the core of our OEM partners’ business; however, a growing focus for us is the Value Added Reseller (VAR) channel which resells OEM systems to the mid-market and the small and medium business (SMB) segments. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks, PC motherboards and game consoles.
Third-Party Distributors
Our authorized channel distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, and may include those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book that is less than 12 months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.
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
A variety of companies provide or have developed ARM-based microprocessors and platforms. ARM-based designs are being used in the PC and server markets, which could lead to further growth and development of the ARM ecosystem. In 2020, Nvidia announced that it had entered into an agreement to acquire ARM Holdings. Nvidia is our principal competitor in the discrete graphics market. Our ability to compete with companies who use ARM-based solutions depends on our ability to timely design and bring to market energy-efficient, high-performing products at an attractive price point.
Competition in the Graphics Markets
In the graphics market, our competitors include suppliers of discrete graphics, embedded graphics processors and integrated graphics processor (IGP) chipsets. Intel manufactures and sells embedded graphics processors and IGP chipsets and is a dominant competitor with respect to this portion of our business. Higher unit shipments of our APUs and Intel’s integrated graphics may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users at a lower cost. Intel could take actions that place our discrete GPUs and IGP chipsets at a competitive disadvantage such as providing preferential access to its proprietary graphics interface or other useful information to our competitors in the graphics market or restricting access to external companies, while developing its own high-end discrete GPUs for both consumer and commercial applications.
Our principal competitor in the discrete graphics market is Nvidia and they are considered the market share leader. We believe that the growing complexity of graphics processors and the associated research and development costs represent a high and growing barrier to entry in this market.
Also, Intel has announced that it is developing their own high-end discrete GPUs.
Competition in the Enterprise, Embedded and Semi-Custom Markets
In the server market, we compete against Intel with our CPU server products and Nvidia with our GPU server products.
In the data center, our principal competitor is Nvidia as the adoption of its proprietary CUDA software platform established its market share in HPC and machine learning. Another competitor is Intel as it builds products for acceleration in the data center, such as Intel Xe or Habana AI processors. Other competitors include numerous deep learning accelerator companies, consisting mostly of early to late stage start-ups. Large cloud service providers have also shown interest in building their own products to accelerate AI.
We are the market share leader in semi-custom game console products, where graphics performance is critical, and where we compete primarily against Nvidia.
Research and Development
We focus our research and development activities on improving product performance and enhancing product design. Our main area of focus is on delivering the next generation of CPU and GPU IP, and designing that IP into our SoCs for our next generation of products, with, in each case, improved system performance and performance-per-watt characteristics. For example, we are focusing on improving the battery life of our APU products for notebooks and the performance and power efficiency of our discrete GPUs and our microprocessors for servers. Another important area of focus is on HPC. HPC has traditionally been synonymous with scientific computing and supercomputers, but we are seeing a blurring of boundaries between HPC and machine learning along with high-performance CPU and GPU deployments going into workstations and cloud computing data centers as well as supercomputers. We are also focusing on delivering a range of low-power integrated platforms to serve key markets, including commercial clients, mobile computing and gaming. We believe these platforms will bring customers increased performance and energy efficiency. We also work on advanced memory technologies. As SoC technology advances, the memory can sometimes limit CPU performance and we work on improving memory technology to improve performance. Another area of focus is machine intelligence which is the platform for the growing field of machine learning. Our CPUs, GPUs, accelerators, and APUs offer the computation capability and the flexibility required for various deployments of machine learning. We also work with industry leaders on process technology, software and other functional intellectual property and with others in the industry and industry consortia to conduct early stage research and development. We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in Canada, China, India, Taiwan and Singapore who undertake specific activities at the direction of our U.S. headquarters.

Manufacturing Arrangements and Assembly and Test Facilities
Third-Party Wafer Foundry Facilities
We have foundry arrangements with Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of wafers for certain products, including the production of all our 7 nm products.
We are also a party to a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF), pursuant to which we are required to purchase all of our microprocessor and APU product requirements, and a certain portion of our GPU products, from GF manufactured at process nodes larger than 7 nm, with limited exceptions.
Other Third-Party Manufacturers
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
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 26, 2020, we had approximately 4,200 patents in the United States and approximately 1,000 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 10,600 patent matters worldwide consisting of approximately 7,500 issued patents and 3,000 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business.
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
Backlog
Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Although such orders or agreements may provide visibility into future quarters, they may not necessarily be indicative of actual sales for any succeeding period as some of these orders or agreements may be revised or canceled without penalty. With respect to our semi-custom SoC products, our orders and agreements are more stringent resulting in meaningful backlog for the coming quarter.

Seasonality
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.
Human Capital
As of December 26, 2020, we had approximately 12,600 employees in our global workforce. We believe we are at our best when our culture of innovation, creative minds and people from all kinds of backgrounds work together in an engaging and open environment. Areas of focus for us include the following:
Mission, Culture, and Engagement
Our History - Founded in 1969 as a Silicon Valley start-up, the AMD journey began with dozens of employees focused on leading-edge semiconductor products. From those modest beginnings, we have grown into a global company achieving many important industry firsts along the way. Today, we develop high-performance computing and visualization products to solve some of the world’s toughest and most interesting challenges.

Our Vision - High performance computing is transforming our lives.

Our Mission - Build great products that accelerate next-generation computing experiences.

Our employees are driven by this vision and mission. Innovation occurs when creative minds and diverse perspectives from all over the world work together. This is the foundation of our unique culture and the reason why AMD employees are among the most engaged in our industry.
We conduct a confidential annual survey of our global workforce to measure our culture, engagement, and manager quality. The results are reviewed by the AMD Board of Directors and acted upon by our senior leadership team and individual managers at every level. Results from our 2020 survey reported continued improvement across all categories, and scores were among the very best for global companies in the technology industry. Our employees described our culture as innovative, open, and respectful, and rated the quality of our managers among the top 10% of our technology industry peers.
Belonging and Inclusion
Our diverse and inclusive workforce encourages employees to share their opinions and different perspectives. We believe that building a diverse talent pipeline, encouraging a culture of respect and belonging, and increasing inclusion of unique and underrepresented voices makes AMD stronger. AMD’s Employee Resource Groups encourage employee engagement and play an important role in our culture.
We are focused on hiring and developing under-represented minorities and women leaders. We are proud to be led by a highly regarded CEO who has won many esteemed awards for her business and technical prowess. In 2020, Lisa Su received the chip industry’s highest honor as the 2020 recipient of the Robert N. Noyce Award. Dr. Su also ranked #2 on Fortune’s Businessperson of the Year list for her strategic vision and successful company turn around.
Total Rewards
We invest in our workforce by offering competitive salaries, incentives, and benefits that are determined based on employee’s preferences. Our incentives are meritocracy-based and we have a strong pay for performance culture that we believe drives superior results. We benchmark our total rewards annually to ensure our compensation and benefit programs remain competitive with our peers.
Development
We offer our employees opportunities to advance their careers at AMD. We are focused on leadership progression and encourage our employees take advantage of new opportunities. Our manager and leadership development programs are highly rated and we provide specialized development programs for our employees.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Economic and Strategic Risks
•Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
•Global economic and market uncertainty may adversely impact our business and operating results.
•The loss of a significant customer may have a material adverse effect on us.
•The ongoing novel coronavirus (COVID-19) pandemic could materially adversely affect our business, financial condition and results of operations.
•The markets in which our products are sold are highly competitive.
•Our operating results are subject to quarterly and seasonal sales patterns.
•The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.
•The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.
•If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.
•Unfavorable currency exchange rate fluctuations could adversely affect us.
Operational and Technology Risks
•We rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.
•Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.
•If essential equipment, materials, substrates or manufacturing processes are not available to manufacture our products, we could be materially adversely affected.
•The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
•Our receipt of revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customer’s products and the success of those products.
•Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
•IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.
•Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
•Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.
•We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business.
•If we lose Microsoft Corporation’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected.
•Our reliance on third-party distributors and AIB partners subjects us to certain risks.
•Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

•If our products are not compatible with some or all industry-standard software and hardware, we could be materially adversely affected.
•Costs related to defective products could have a material adverse effect on us.
•If we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected.
•We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management and information technology support services.
•Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us.
Legal and Regulatory Risks
•Government actions and regulations such as export administration regulations, tariffs, and trade protection measures, may limit our ability to export our products to certain customers.
•If we cannot realize our deferred tax assets, our results of operations would be adversely affected
•Our business is subject to potential tax liabilities.
•We are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.
•We are subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as a variety of other laws or regulations that could result in additional costs and liabilities.
Xilinx Merger and Acquisition Risks
•Acquisitions, joint ventures and/or investments, including our recently announced acquisition of Xilinx, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.
•Our ability to complete the Merger is subject to closing conditions, including approval by our and Xilinx’s stockholders and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the Merger not to be completed.
•Whether or not it is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
•Any impairment of the combined company’s tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact the combined company’s financial position and results of operations.
Liquidity and Capital Resources Risks
•The agreements governing our notes and our Revolving Credit Facility impose restrictions on us that may adversely affect our ability to operate our business.
•Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
•We may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements.
•In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Revolving Credit Facility, which would result in a default under the indentures and our Revolving Credit Facility.
•If we cannot generate sufficient revenue and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments.
General Risks
•Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
•We may incur future impairments of goodwill and technology license purchases.
•Our inability to continue to attract and retain qualified personnel may hinder our business.
•Our stock price is subject to volatility.
•Worldwide political conditions may adversely affect demand for our products.
For a more complete discussion of the material risks facing our business, see below.

Economic and Strategic Risks
Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
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
While many of our offices around the world remain open, either because the pandemic has been contained in that location or to enable critical on-site business functions in compliance with government guidelines, most of our employees continue to work from home until further notice. It is uncertain as to when the measures put in place to attempt to contain the spread of COVID-19 will be lifted or whether there will be additional measures put into place. If COVID-19 continues to spread or if there are further waves of the virus, we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. We continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased and a small portion of our employees are at work in certain offices, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. Even when COVID-19 measures regarding mobility are lifted or modified, our employees’ ability to return to work may delay the return of our full workforce and the resumption of normal business operations.
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
COVID-19 has in the short-term and may in the long-term adversely impact the global economy, potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default on payment of outstanding amounts due to us, which may have a material adverse effect on our business. For example, we experienced some softness in PC-related sales in China, one of the largest global markets for desktop and notebook PCs, during the first quarter of 2020. Also, we experienced some delays in payments from customers due to COVID-19 during the first half of 2020.
COVID-19 has also led to a disruption and volatility in the global capital and financial markets. While we believe our cash, cash equivalents and short-term investments along with our Revolving Credit Facility will be sufficient to fund operations, including capital expenditures, over the next 12 months, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.
The extent to which COVID-19 impacts our business and financial results will depend on future developments, which are unpredictable and highly uncertain, including the continued spread, duration and severity of the outbreak, the breadth and duration of business disruptions related to COVID-19, the availability and distribution of effective vaccines, and public health measures and actions taken throughout the world to contain COVID-19. The prolonged effect of COVID-19 could materially adversely impact our business, financial condition and results of operations.
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

Operational and Technology Risks
We rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.
We rely on third-party wafer foundries to fabricate the silicon wafers for all of our products. For the production of wafers for certain products, including the production of all our 7 nanometer (nm) products, we use Taiwan Semiconductor Manufacturing Company Limited (TSMC). We purchase wafers for all our CPU and APU products, and wafers for a certain portion of our GPU products manufactured at process nodes larger than 7 nm, with limited exceptions, from GLOBALFOUNDRIES, Inc. (GF). We also rely on third-party manufacturers to assemble, test, mark and pack (ATMP) our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.
We cannot guarantee that these manufacturers or our other third-party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business. For example, if TSMC is not able to manufacture wafers for our 7 nm products in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
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
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules and quality assurance, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain social economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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
We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and is in place until 2024. Pursuant to the WSA, we are required to purchase wafers for all of our CPU and APU product requirements and wafers for a certain portion of our GPU product requirements from GF manufactured at process nodes larger than 7 nm, with limited exceptions. We have agreed to minimum annual wafer purchase targets through 2021. If we fail to meet the agreed wafer purchase target during a calendar year, we will be required to pay to GF a portion of the difference between our actual wafer purchases and the applicable annual purchase target. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.
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
Semiconductor manufacturing yields are a result of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, process technology failures or a combination of both. Our third-party foundries are responsible for the process technologies used to fabricate silicon wafers. If our third-party foundries experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when foundries are implementing new process technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing our 7 nm product portfolio on TSMC’s 7 nm process. If TSMC is not able to manufacture wafers for our 7 nm products in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
Any decrease in manufacturing yields could result in an increase in per unit costs, which would adversely impact our gross margin and/or force us to allocate our reduced product supply amongst our customers, which could harm our relationships and reputation with our customers and materially adversely affect our business.
If essential equipment, materials, substrates or manufacturing processes are not available to manufacture our products, we could be materially adversely affected.
We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. If we are unable to procure a stable supply of substrates on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in substrate supply or an increase in production costs, which could have a material adverse effect on our business. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries or manufacturing suppliers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes our next generation AMD Ryzen™, AMD Radeon™ and AMD EPYC™ processors using 7 nm process technology. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
Our receipt of revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customer’s products and the success of those products.
The revenue that we receive from our semi-custom SoC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SoC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline, our customers’ desire to pursue the project and our semi-custom SoC products being incorporated into those customer’s products. Any revenue from sales of our semi-custom SoC products is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SoC product revenue expected by us may not be fully realized and our operating results may be adversely affected.
Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
The products that we sell are complex and may be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may also depend on third parties, such as customers, vendors and end users, to deploy our mitigations or create their own, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We also are subject to claims and litigation related to Spectre side-

channel exploits and may face additional claims or litigation for future vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or financial results.
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

Legal and Regulatory Risks
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
If we cannot realize our deferred tax assets, our results of operations could be adversely affected.
In the fourth quarter of 2020, we reduced the valuation allowance against a significant portion of our deferred tax assets resulting in $1.4 billion of deferred tax assets on our balance sheet. Our deferred tax assets include net operating losses and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we consider both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. If we determine that some or all of our deferred tax assets are not realizable, it could result in a material expense in the period in which this determination is made which may have a material adverse effect on our financial condition and results of operations.
In addition, a significant amount of our deferred tax assets and a portion of the deferred tax assets related to net operating losses or tax credits which remain under a valuation allowance could be subject to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The limitations could reduce our ability to utilize the net operating losses or tax credits before the expiration of the tax attributes.
Our business is subject to potential tax liabilities.
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Any changes to tax laws could have a material adverse effect on our tax obligations and effective tax rate.
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
Xilinx Merger and Acquisition Risks
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
For example, on October 26, 2020, we, along with a direct wholly-owned subsidiary of ours, entered into an Agreement and Plan of Merger (the Merger Agreement) with Xilinx, Inc. (Xilinx), whereby we agreed to acquire Xilinx (the Merger). We entered into the Merger Agreement with the belief that the Merger will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations. Achieving these anticipated benefits will depend on successfully combining our and Xilinx’s businesses together. It is not certain that Xilinx’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: failure to obtain applicable regulatory or stockholder approvals in a timely manner or otherwise; failure to satisfy other closing conditions to the Merger; our inability to integrate or benefit from Xilinx’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities associated with the Merger; failure to leverage the increased scale of the combined businesses quickly and effectively; coordinating and integrating in countries in which we have not previously operated; the potential impact of the Merger on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, Xilinx’s employees, vendors, suppliers and customers; adverse changes in general economic conditions in regions in which we and Xilinx operate; potential litigation associated with the Merger; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in attracting and retaining key personnel; and difficulties with harmonizing our and Xilinx’s financial reporting systems. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Merger may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact the combined company. If we cannot successfully integrate our and Xilinx’s businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
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
The Merger is subject to a number of closing conditions as specified in the Merger Agreement. These include, among others, approvals by our and Xilinx’s stockholders, the receipt of approvals under certain competition laws and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger. The occurrence of any of these events could have a material adverse effect on our results of operations and the trading price of our common stock. Additionally, under the Merger Agreement, Xilinx will be required to pay a termination fee to us equal to $1 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because Xilinx’s board of directors has changed its recommendation. We will be required to pay a termination fee to Xilinx equal to $1.5 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because our board of directors has changed its recommendation. We will be required to pay a termination fee equal to $1 billion if the Merger Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals by October 26, 2021 (subject to automatic extension first to January 26, 2022 and then to April 26, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).
Whether or not it is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not it is completed, the announcement and pendency of the Merger could cause disruptions in our business: our and Xilinx’s current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect the ability to retain key employees; uncertainty regarding the completion of the Merger may cause customers, suppliers, distributors, vendors, strategic partners or others to delay or defer entering into contracts, make other decisions or seek to change or cancel existing business relationships; and the attention of management may be directed toward the completion of the Merger. If the Merger is not completed, we will have incurred significant costs, including the potential payment of termination fees and the diversion of management resources, for which we will have received little or no benefit.
Any impairment of the combined company’s tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact the combined company’s financial position and results of operations.
The Merger will be accounted for using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We will record assets acquired, including identifiable intangible assets, and liabilities assumed from Xilinx at their respective fair values at the date of completion of the Merger. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Merger, the combined company is expected to record significant goodwill and other intangible assets on its consolidated balance sheet.
Indefinite-lived intangible assets, including goodwill, will be tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, the combined company determines that tangible or intangible assets, including goodwill, are impaired, the combined company would record an impairment charge at that time. Impairment testing of goodwill and intangible assets requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. A decrease in the long-term economic outlook and future cash flows of the combined company’s business could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill, which may have a material adverse impact on the combined company’s financial position and results of operations.
Liquidity and Capital Resources Risks
The agreements governing our notes and our Revolving Credit Facility impose restrictions on us that may adversely affect our ability to operate our business.
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
In addition, the Revolving Credit Facility’s credit agreement (Credit Agreement) restricts our ability to make cash payments on the notes to the extent that (i) on the date of such payment, an event of default exists under the Credit Agreement or would result therefrom or (ii) if we would have, on a pro forma basis after giving effect to such payment, a consolidated total leverage ratio that exceeds 3.50x. Any of our future debt agreements may contain similar restrictions. If under certain circumstances we fail to make a cash payment on a series of notes when required by the applicable indenture, it would constitute an event of default under such indenture, which, in turn, could constitute an event of default under the agreements governing our other indebtedness.
Our Revolving Credit Facility also contains various covenants which limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities, make certain dispositions, create any encumbrance on the ability of a subsidiary to make any upstream payments, make payments with respect to subordinated debt or certain borrowed money prior to its due date and enter into any non-arm’s-length transaction with an affiliate (in each case, except for certain customary exceptions).
The agreements governing our notes and our Revolving Credit Facility contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Credit Facility. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes and 2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $100 million would cause a cross default under the Revolving Credit Facility. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Credit Facility to declare all amounts outstanding under the indentures or the Revolving Credit Facility to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes or 2.125% Notes or the lenders under our Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
The conversion of the 2.125% Notes may dilute the ownership interest of our existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of the 2.125% Notes may dilute the ownership interests of our existing stockholders. The 2.125% Notes will mature on September 1, 2026, unless earlier redeemed or repurchased by us or converted. During the fourth calendar quarter of 2020, the sale price of our common stock for conversion was satisfied as of December 31, 2020 and as a result, the 2.125% Notes are eligible for conversion during the first calendar quarter of 2021. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2.125% Notes may encourage short selling by market participants because the conversion thereof could be used to satisfy short positions, or the anticipated conversion of the 2.125% Notes into cash and/or shares of our common stock could depress the price of our common stock.
Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of December 26, 2020 was $338 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
We may not be able to generate sufficient cash to service our debt obligations or meet our working capital requirements.
Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic, financial and business conditions along with other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds, including under our revolving credit facility for a principal amount up to $500 million (our Revolving Credit Facility), in amounts sufficient to enable us to service our debt or to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, borrow funds under our Revolving Credit Facility or borrow more funds on terms acceptable to us, if at all.
In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indentures and our Revolving Credit Facility, which would result in a default under the indentures and our Revolving Credit Facility.
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Revolving Credit Facility. As of December 26, 2020, $338 million principal amount was outstanding, consisting of our Notes. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Revolving Credit Facility.
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
General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 77% for the year ended December 26, 2020. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons, fires and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
We license certain third-party technologies and tools for the design and production of our products. We report the value of those licenses as other non-current assets on the balance sheet and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, and changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 26, 2020, we leased approximately 2.46 million square feet of space for research and development, engineering, administrative and warehouse use, including our headquarters in Santa Clara, California, our principal administrative facilities in Austin, Texas, our design center in Shanghai, China, our main facility with respect to graphics and chipset products located in Markham, Ontario, Canada, two design centers in Bangalore and Hyderabad, India, and a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Europe, Asia and Latin America. These leases expire at varying dates through 2028, although some of these leases include optional renewals. We occupy approximately 251,000 square feet of space in our headquarters in Santa Clara, California under an operating lease which expires in July 2027. We have the option to extend the term of the lease for two additional five-year periods. The lease for our principal administrative facilities in Austin, Texas for approximately 511,000 square feet expires in March 2025, and provides for one ten-year optional renewal. The leases for our facilities in Markham, Ontario, Canada for approximately 365,000 square feet expire in February 2028, and provide for one five-year optional renewals. We occupy approximately 265,000 square feet of space in our design center in Shanghai, China under a ten-year operating lease, which expires in March 2028. We also occupy approximately 287,000 square feet, in aggregate, under two leases in India. The lease for our design center in Bangalore, India expires in September 2026, with an undefined term renewal option. The lease for our design center in Hyderabad, India expires in November 2022, with a five-year renewal option.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 17 – Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. On January 22, 2021, there were 4,155 registered holders of our common stock, and the closing price of our common stock was $92.79 per share as reported on NASDAQ.
For information about our equity compensation plans, see Part III, Item 11, below.
Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 26, 2015 through December 26, 2020. The past performance of our common stock is no indication of future performance.

Comparison of Cumulative Five Year Total Return
Index Value
3,500
3,000
2,500
2,000
1,500
1,000
500
0
2015
2016
2017
2018
2019
2020
Advanced Micro Devices, Inc.
S&P 500 Index
S&P 500 Semiconductors Index

	Base Period	Years Ending
Company / Index	12/26/2015	12/31/2016	12/30/2017	12/29/2018	12/28/2019	12/26/2020
Advanced Micro Devices, Inc.	100	388	352	610	1,582	3,144
S&P 500 Index	100	111	135	128	171	199
S&P 500 Semiconductors Index	100	126	171	160	236	331

Unregistered Sales of Equity Securities
We issued warrants dated December 28, 2020 to purchase 42,439 shares of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.4994 per share and expire on December 28, 2023. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

	2020(1)	2019(1)	2018(1)	2017(1)(2)	2016(1)(2)
	In millions except per share amounts
Net revenue	$9,763	$6,731	$6,475	$5,253	$4,319
Net income (loss) (3)	$2,490	$341	$337	$(33)	$(498)
Earnings (loss) per share
Basic	$2.10	$0.31	$0.34	$(0.03)	$(0.60)
Diluted	$2.06	$0.30	$0.32	$(0.03)	$(0.60)
Shares used in per share calculation
Basic	1,184	1,091	982	952	835
Diluted	1,207	1,120	1,064	952	835
Long-term debt, net and other long-term liabilities (4)	$507	$643	$1,306	$1,443	$1,559
Total assets	$8,962	$6,028	$4,556	$3,552	$3,328

(1)	2020, 2019, 2018, and 2017 each consisted of 52 weeks, whereas 2016 consisted of 53 weeks.

(2)	2017 and 2016 amounts adjusted to reflect the retrospective application of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.

(3)	In 2020, we recognized a $1.3 billion income tax benefit upon the release of a portion of the valuation allowance on deferred tax assets, which resulted in an equivalent increase to our deferred tax assets and thus an increase to total assets. In 2016, we recorded a charge of $340 million in Cost of sales, consisting of the $240 million value of the warrant under a warrant agreement and the $100 million payment, which were both associated with the sixth amendment to the wafer sourcing agreement (WSA) with Global Foundries. In addition, we recorded a cumulative pre-tax gain of $146 million on the sale of our 85% equity interest in the ATMP JV.

(4)	In 2019, we reduced our long-term debt, net and other long-term liabilities by $663 million, primarily due to $628 million of net debt conversion and repayment. In 2016, we reduced our long-term debt, net and other long term liabilities by $534 million, primarily due to $1,048 million of net debt repayment, partially offset by the issuance of $805 million in principal amount of 2.125% Notes net of unamortized discount of $308 million and unamortized issuance cost of $14 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements as of December 26, 2020 and December 28, 2019 and for each of the three years in the period ended December 26, 2020 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data” and “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for 2020 compared to 2019, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Overview
During 2020, we continued to build on our technical, operational and financial foundation to drive our long-term growth strategy. We delivered strong financial results and further extended our industry-leading product portfolio despite the backdrop of the COVID-19 pandemic. Net revenue for 2020 was $9.8 billion, an increase of 45% compared to 2019 net revenue of $6.7 billion. Gross margin, as a percentage of net revenue for 2020, was 45%, compared to 43% in 2019. Our operating income for 2020 improved to $1.4 billion compared to operating income of $631 million for 2019. Our net income for 2020 improved to $2.5 billion compared to $341 million in the prior year. We recognized a $1.3 billion income tax benefit upon the release of a portion of the valuation allowance on deferred tax assets. We made significant progress towards improving our balance sheet in 2020. Cash, cash equivalents and short-term investments as of December 26, 2020 were $2.3 billion, compared to $1.5 billion at the end of 2019. The aggregate principal amount of total debt as of December 26, 2020 was $338 million, compared to $563 million as of December 28, 2019.
During 2020, we consistently executed our product roadmap and launched multiple products in leading-edge manufacturing technologies. We introduced a number of 7 nanometer (nm) products during the year, including new additions to our 3rd Gen AMD Ryzen™ desktop processor family, the AMD Ryzen 3 3100 and AMD Ryzen 3 3300X for the mainstream market, and the AMD Ryzen 9 3900XT, AMD Ryzen 7 3800XT and AMD Ryzen 5 3600XT processors for the enthusiast market. In July 2020, we introduced the AMD Ryzen Threadripper™ PRO Processor family designed for professional workstations from OEMs to system integrators and AMD Ryzen 4000 Series desktop processors with Radeon™ graphics for consumers, gamers, streamers and creators. We also introduced AMD Athlon™ 3000 Series desktop processors using the same Zen core architecture and built-in Radeon graphics as the AMD Ryzen desktop processor family. Also, the AMD Ryzen PRO 4000 series and AMD Athlon PRO 3000 series desktop processors were introduced for the commercial market. In October 2020, we introduced the AMD Ryzen 5000 Series desktop processor family powered by “Zen 3” core architecture. We also expanded our notebook products in 2020. In May 2020, we announced the global availability of the AMD Ryzen™ PRO 4000 Series Mobile family for commercial notebooks built with enterprise-grade AMD PRO technologies, which deliver a set of security and manageability features for Enterprise IT deployments. Also, we announced the AMD Ryzen 3000 C-Series mobile processors and the AMD Athlon 3000 C-Series mobile processors for Chromebook platforms designed for multi-tasking and content creation in distance learning and remote working. With respect to our graphics products, we expanded our professional offerings with the AMD Radeon™ Pro VII workstation graphics card designed for broadcast and engineering professionals. In August 2020, we announced the availability of the new AMD Radeon Pro 5000 series GPUs for the updated 27-inch iMac bringing a wide variety of graphically intensive applications and workloads to consumer and professional users. We also introduced the AMD Radeon RX 6000 Series graphics cards built on AMD RDNA™ 2 gaming architecture and designed for enthusiast-class PC gaming. In November 2020, we introduced our data center graphics processor, the AMD Instinct™ MI100 GPU accelerator, the first accelerator to use new AMD CDNA architecture dedicated to HPC workloads.
We expanded our EPYC server family during the year. In April 2020, we announced the extension of the 2nd Gen AMD EPYC processor family with three new processors: AMD EPYC 7F32 (8 cores), AMD EPYC 7F52 (16 cores) and AMD EPYC 7F72 (24 cores). These new processors leverage up to 500 MHz of additional base frequency and large amounts of cache. In October 2020, we announced the AMD EPYC™ processor based Azure Dav4, Eav4,

Easv4 and Lsv2 VMs for use to improve real-time analysis on large volumes of data streaming from applications, websites and more. We also expanded our embedded processor family with two new AMD Ryzen Embedded R1000 low-power processors that provide customers with a thermal design power (TDP) range of 6 up to 10 watts. In November 2020, we launched the AMD Ryzen Embedded V2000 series processor built on 7 nm process technology, “Zen 2” cores and high-performance AMD Radeon graphics.
While the current COVID-19 pandemic continues to impact our business operations and practices, and we expect that it may continue to impact our business, we experienced limited financial disruption during 2020. Although many of our offices remained open to enable critical on-site business functions in accordance with local government guidelines, most of our employees worked from home during 2020. During the second half of 2020, the majority of our employees in China returned to work and we maintained normal business operations subject to local government health measures. We continue to monitor and take measures to protect the health and safety of our employees, and support those employees who work from home so that they can be productive. We monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. We also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19.
As part of our strategy to establish AMD as the industry’s high performance computing leader, we announced in October 2020 that we entered into a definitive agreement to acquire Xilinx, Inc. in an all-stock transaction. The transaction is currently expected to close by the end of calendar year 2021.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
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

We offer incentive programs through cooperative advertising and marketing promotions. Where funds provided for such programs can be estimated, we recognize a reduction to revenue at the time the related revenue is recognized; otherwise, we recognize such reduction to revenue at the later of when: i) the related revenue transaction occurs; or ii) the program is offered. For transactions where we reimburse a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recognized as a reduction to revenue unless they qualify for expense recognition.
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
Overall, our estimates of adjustments to contract price due to variable consideration under our contracts with OEM and distributor customers, based on our assumptions and include adjustments, if any, for known events, have been materially consistent with actual results; however, these estimates are subject to management’s judgment and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenue and operating results.
Inventory Valuation. We value inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining excess or obsolescence reserves for products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for our products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. If in any period we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales, resulting in a negative impact to our gross margin in that period. If in any period we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, related revenue would be recorded with a lower or no offsetting charge to cost of sales resulting in a net benefit to our gross margin in that period. Overall, our estimates of inventory carrying value adjustments have been materially consistent with actual results.
Goodwill. We perform our goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment.
We first analyze qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, share price trends and market capitalization and Company-specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not proceed to perform a quantitative impairment test.
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
A goodwill impairment charge is recognized for the amount by which a reporting unit’s fair value is less than its carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
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

We regularly assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery is considered more-likely-than-not (a probability level of more than 50%), we will record a charge to income tax expense in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable or maintain the valuation allowance recorded in prior periods. When considering all available evidence, if we determine it is more-likely-than-not we will realize our deferred tax assets, we will reverse some or all of the existing valuation allowance, which would result in a credit to income tax expense and the establishment of an asset in the period of reversal.
In determining the need to establish or maintain a valuation allowance, we consider the four sources of jurisdictional taxable income: (i) carryback of net operating losses to prior years; (ii) future reversals of existing taxable temporary differences; (iii) viable and prudent tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.
Through the end of 2020, we demonstrated consistent, continued and increasing profitability over the preceding three-year period. Our ability to sustain and grow our profitability is supported by the continued positive momentum of our consumer and commercial products, including our newly released desktop, mobile and graphics processors, greater market acceptance for our server products, the successful adoption of our new game console processor products, and our leadership in the continued development of HPC products. In assessing the realizability of the deferred tax assets, we considered the highly dynamic and competitive landscape of our industry, the continued performance and market acceptance of our new products, and the impact of such market acceptance on our estimates of future profitability. As a result, in the fourth quarter of 2020, we concluded that our history of profitable operating results, including the current period results, along with increasingly favorable forecasts of continued future profitability, provided sufficient positive evidence supporting the realizability of a certain amount of our U.S. deferred tax assets, accordingly, the release of the related valuation allowance previously recorded against these deferred tax assets, resulting in a tax benefit of $1.3 billion in the fourth quarter of 2020.
We continue to maintain a valuation allowance of approximately $1.6 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to current limitations, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to lack of sufficient sources of income.
In addition, the calculation of our tax liabilities involves addressing uncertainties in the application of complex, multi-jurisdictional tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing authorities. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge could result.
Results of Operations
We report our financial performance based on the following two reportable segments: the Computing and Graphics segment and the Enterprise, Embedded and Semi-Custom segment.
Additional information on our reportable segments is contained in Note 14 – Segment Reporting of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.

The following table provides a summary of net revenue and operating income (loss) by segment for 2020, 2019 and 2018.

	2020	2019	2018
	(In millions)
Net revenue:
Computing and Graphics	$6,432	$4,709	$4,125
Enterprise, Embedded and Semi-Custom	3,331	2,022	2,350
Total net revenue	$9,763	$6,731	$6,475
Operating income (loss):
Computing and Graphics	$1,266	$577	$470
Enterprise, Embedded and Semi-Custom	391	263	163
All Other	(288)	(209)	(182)
Total operating income	$1,369	$631	$451
Computing and Graphics
Computing and Graphics net revenue of $6.4 billion in 2020 increased by 37%, compared to $4.7 billion in 2019, primarily as a result of a 37% increase in unit shipments and a 2% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The increase in average selling price was primarily driven by a richer mix of client processors from higher sales of our Ryzen processors, which have a higher average selling price, partially offset by lower average selling price for our Radeon products due to product cycle timing.
Computing and Graphics operating income was $1.3 billion in 2020 compared to $577 million in 2019. The increase in operating income was primarily driven by the margin contribution from higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $3.3 billion in 2020 increased by 65% compared to net revenue of $2.0 billion in 2019, primarily driven by higher sales of our EPYC server processors and higher semi-custom revenue.
Enterprise, Embedded and Semi-Custom operating income was $391 million in 2020 compared to $263 million in 2019. The increase in operating income was primarily due to the margin contribution from the increase in revenue which more than offset higher operating expenses in 2020 and a $60 million licensing gain recorded in 2019. Operating expenses increased for the reasons outlined under “Expenses” below.
All Other
All Other operating loss of $288 million in 2020 included stock-based compensation expense of $274 million and acquisition-related costs of $14 million.
All Other operating loss of $209 million in 2019 included $197 million of stock-based compensation expense and a $12 million contingent loss accrual on a legal matter.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain consolidated statement of operations data for 2020, 2019 and 2018:

	2020	2019	2018
	(In millions, except for percentages)
Net revenue	$9,763	$6,731	$6,475
Cost of sales	5,416	3,863	4,028
Gross profit	4,347	2,868	2,447
Gross margin	45%	43%	38%
Research and development	1,983	1,547	1,434
Marketing, general and administrative	995	750	562
Licensing gain	—	(60)	—
Interest expense	(47)	(94)	(121)
Other expense, net	(47)	(165)	—
Income tax provision (benefit)	(1,210)	31	(9)
Gross Margin
Gross margin as a percentage of net revenue was 45% in 2020 compared to 43% in 2019. The increase in gross margin was primarily driven by sales of Ryzen and EPYC processors in 2020, which have a higher gross margin than the corporate average, partially offset by sales of semi-custom products and Radeon products, which have a lower gross margin than the corporate average.
Expenses
Research and Development Expenses
Research and development expenses of $2.0 billion in 2020 increased by $436 million, or 28%, compared to $1.5 billion in 2019. The increase was primarily driven by an increase in product development costs in both the Computing and Graphics and Enterprise and Embedded and Semi-Custom segments, due to an increase in headcount and higher annual employee incentives driven by improved financial performance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $995 million in 2020 increased by $245 million, or 33%, compared to $750 million in 2019. The increase was primarily due to an increase in go-to-market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments, and an increase in headcount and higher annual employee incentives driven by improved financial performance.
Licensing Gain

During 2019, we recognized $60 million as licensing gain associated with the licensed IP to THATIC JV. See Note 4 of “Notes to Consolidated Financial Statements” for additional information.
Interest Expense
Interest expense of $47 million in 2020 decreased by $47 million compared to $94 million in 2019, primarily due to lower debt balances.
Other Expense, Net
Other expense, net decreased in 2020 by $118 million from net of $165 million in 2019. Other expense, net for both periods primarily comprised of losses on redemptions, repurchases and conversions of our outstanding debt and convertible debt instruments.

Income Taxes Provision (Benefit)
Through the end of 2020, we demonstrated consistent, continued and increasing profitability over the preceding three-year period. Our ability to sustain and grow such profitability is supported by the continued positive momentum of our consumer and commercial products including our newly released desktop, mobile and graphics processors, greater market acceptance for our server products, the successful adoption of our new game console processor products, and our continued leadership in the development of HPC products. In assessing the realizability of the deferred tax assets, we considered the highly dynamic and competitive landscape of our industry, the continued performance and market acceptance of our new products, and the impact of such market acceptance on forecasts of future profitability. As a result, in the fourth quarter of 2020, we concluded that our history of profitable operating results, including the current period results, along with increasingly favorable forecasts of continued future profitability, provided sufficient positive evidence supporting the realizability of a certain amount of our U.S. deferred tax assets and, accordingly, the release of the related valuation allowance previously recorded against these deferred tax assets, resulting in a tax benefit of $1.3 billion in the fourth quarter of 2020.
We continue to maintain a valuation allowance of approximately $1.6 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to current limitations, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to lack of sufficient sources of income.
We recorded an income tax benefit of $1.2 billion in 2020 and an income tax provision of $31 million in 2019. The income tax benefit in 2020 was primarily due to $1.3 billion of tax benefit from the valuation allowance release in the U.S. This benefit was partially offset by approximately $10 million of withholding tax expense related to cross-border transactions, $13 million of state and foreign taxes, and a $75 million increase in valuation allowance against certain state and foreign tax credits, which are reflected as part of the state taxes and foreign rate benefit in the reconciliation table in the tax footnote.
The income tax provision in 2019 was primarily due to $22 million of withholding taxes related to cross-border transactions and $22 million of foreign income taxes in profitable locations, partially offset by a $13 million benefit for a reduction of U.S. income taxes accrued in the prior year.
International Sales
International sales as a percentage of net revenue were 77% in 2020 and 74% in 2019. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions are denominated in U.S. dollars.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of December 26, 2020, our cash, cash equivalents and short-term investments were $2.3 billion compared to $1.5 billion as of December 28, 2019. The percentage of cash and cash equivalents held domestically was 94% as of December 26, 2020, and 90% as of December 28, 2019.
Our operating, investing and financing cash flow activities for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$1,071	$493	$34
Investing activities	(952)	(149)	(170)
Financing activities	6	43	28
Net increase (decrease) in cash and cash equivalents, and restricted cash	$125	$387	$(108)
Our aggregate principal debt obligations were $338 million and $563 million as of December 26, 2020 and December 28, 2019, respectively.

We believe our cash, cash equivalents and short-term investments balance along with our Revolving Credit Facility entered into in June 2019 (refer to Note 6 of “Notes to Consolidated Financial Statements for additional information) will be sufficient to fund operations, including capital expenditures, over the next 12 months. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $1.1 billion in 2020, primarily due to our net income of $2.5 billion, adjusted for non-cash adjustments of $488 million and net cash outflows of $931 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $219 million increase in accounts receivable driven primarily by $1.1 billion higher revenue in the fourth quarter of 2020 compared to the fourth quarter of 2019, partially offset by higher collections due to better revenue linearity in the fourth quarter of 2020 compared to the fourth quarter of 2019, a $417 million increase in inventories driven by an increase in product build in support of customer demand, a $231 million increase in prepaid expenses and other assets due primarily to an increase in vendor credits, a $513 million decrease in accounts payable primarily due to timing of payments to our suppliers, offset by a $574 million increase in accrued liabilities and other driven by higher marketing accruals and higher accrued annual employee incentives due to improved financial performance.
Net cash provided by operating activities was $493 million in 2019, primarily due to our net income of $341 million, adjusted for non-cash and non-operating charges of $694 million and net cash outflows of $542 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $623 million increase in account receivable driven primarily by $708 million higher revenue during the fourth quarter of 2019 compared to the fourth quarter of 2018, a $137 million increase in inventories driven by an increase in wafer purchases during the fourth quarter of 2019 compared to the fourth quarter of 2018, and a $176 million increase in prepaid expenses and other assets due primarily to an increase in vendor credits and other non-current assets, partially offset by a $153 million increase in accounts payable due to an increase in inventory purchases and a $220 million increase in accrued liabilities and other driven by higher marketing accruals.
Investing Activities
Net cash used in investing activities was $952 million in 2020, which primarily consisted of $850 million for purchases of short-term investments and $294 million for purchases of property and equipment, partially offset by $192 million for maturities of short-term investments.
Net cash used in investing activities was $149 million in 2019, which primarily consisted of $217 million for purchases of property and equipment, partially offset by a net cash inflow from purchases and maturities of available-for-sale debt securities of $41 million.
Financing Activities
Net cash provided by financing activities was $6 million in 2020, which primarily consisted of proceeds from the issuance of common stock under our employee equity plans of $85 million, partially offset by $78 million of common stock repurchased to cover employee withholding taxes on vesting of employee equity grants. We borrowed $200 million of short-term debt during the second quarter of 2020 and paid off the balance during the third quarter of 2020.
Net cash provided by financing activities was $43 million in 2019, which primarily consisted of a cash inflow of $449 million from the warrant exercised by West Coast Hitech L.P. (WCH) and $74 million from the issuance of common stock under our stock-based compensation equity plans, partially offset by $473 million of cash used for debt reduction activities during the year.

Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations, as of December 26, 2020, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter
Term debt (1)	$338	$—	$312	$—	$—	$—	$26
Aggregate interest obligation (2)	54	25	25	1	1	1	1
Other long-term liabilities (3)	159	55	64	19	10	8	3
Operating leases (4)	284	52	55	48	41	34	54
Purchase obligations (5)	3,032	2,971	7	15	15	15	9
Total contractual obligations (6)	$3,867	$3,103	$463	$83	$67	$58	$93

(1)	See Note 6 – Debt and Revolving Credit Facility of the Notes to Consolidated Financial Statements for additional information.

(2)	Represents interest obligations, payable in cash, for our outstanding debt.

(3)	Amounts primarily represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(4)	See Note 16 – Commitments and Guarantees of the Notes to Consolidated Financial Statements for additional information.

(5)	Represents purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

(6)	Total amount excludes contractual obligations already recorded on our consolidated balance sheets except for debt obligations and other liabilities related to software and technology licenses and IP licenses.
The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Our total gross unrecognized tax benefits were $119 million as of December 26, 2020. We have foreign and U.S. state tax audits in process at any one point in time. At this time, we are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligations table.
Off-Balance Sheet Arrangements
As of December 26, 2020, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 26, 2020, our investment portfolio consisted of time deposits and commercial paper. Due to the relatively short, weighted-average maturity of our investment portfolio and the current low interest rate environment, our exposure to interest rate risk is minimal.
As of December 26, 2020, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities which we believe involve a higher degree of risk. As of December 26, 2020, substantially all of our investments in debt securities were A-rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
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
The following table provides information about our foreign currency forward contracts as of December 26, 2020 and December 28, 2019. All of our foreign currency forward contracts mature within 12 months.

	December 26, 2020			December 28, 2019
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Chinese Renminbi	$261	6.8160	$8	$277	6.9890	$(1)
Canadian Dollar	247	1.3165	6	249	1.3183	2
Indian Rupee	97	76.0259	1	76	72.9476	—
Singapore Dollar	50	1.3574	1	50	1.3597	—
Euro	35	0.8578	1	48	0.8927	1
Taiwan Dollar	58	28.0978	—	38	30.1873	—
Pound Sterling	3	0.7375	—	1	0.7614	—
Malaysian Ringgit	3	4.0456	—	—	4.0889	—
Japanese Yen	1	103.5000	—	—	—	—
Total	$755		$17	$739		$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions, except per share amounts)
Net revenue	$9,763	$6,731	$6,475
Cost of sales	5,416	3,863	4,028
Gross profit	4,347	2,868	2,447

Research and development	1,983	1,547	1,434
Marketing, general and administrative	995	750	562
Licensing gain	—	(60)	—
Operating income	1,369	631	451

Interest expense	(47)	(94)	(121)
Other expense, net	(47)	(165)	—
Income before income taxes and equity income (loss)	1,275	372	330

Income tax provision (benefit)	(1,210)	31	(9)
Equity income (loss) in investee	5	—	(2)
Net income	$2,490	$341	$337

Earnings per share
Basic	$2.10	$0.31	$0.34
Diluted	$2.06	$0.30	$0.32
Shares used in per share calculation
Basic	1,184	1,091	982
Diluted	1,207	1,120	1,064
                See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions)
Net income	$2,490	$341	$337
Other comprehensive income (loss)
Net change in unrealized gains (losses) on cash flow hedges	17	8	(14)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	2
Total comprehensive income	$2,507	$349	$325
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 26, 2020	December 28, 2019
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,595	$1,466
Short-term investments	695	37
Accounts receivable, net	2,066	1,859
Inventories	1,399	982
Receivables from related parties	10	20
Prepaid expenses and other current assets	378	233
Total current assets	6,143	4,597
Property and equipment, net	641	500
Operating lease right-of-use assets	208	205
Goodwill	289	289
Investment: equity method	63	58
Deferred tax assets	1,245	22
Other non-current assets	373	357
Total assets	$8,962	$6,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$468	$988
Payables to related parties	78	213
Accrued liabilities	1,796	1,084
Other current liabilities	75	74
Total current liabilities	2,417	2,359
Long-term debt, net	330	486
Long-term operating lease liabilities	201	199
Other long-term liabilities	177	157
Commitments and Contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,217 and 1,175; shares outstanding: 1,211 and 1,170	12	12
Additional paid-in capital	10,544	9,963
Treasury stock, at cost (shares held: 6 and 5)	(131)	(53)
Accumulated deficit	(4,605)	(7,095)
Accumulated other comprehensive income	17	—
Total stockholders’ equity	5,837	2,827
Total liabilities and stockholders’ equity	$8,962	$6,028
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$12	$10	$9
Common stock issued under employee equity plans	—	—	1
Issuance of common stock upon warrant exercise	—	1	—
Issuance of common stock to settle convertible debt	—	1	—
Balance, end of period	$12	$12	$10
Additional paid-in capital
Balance, beginning of period	$9,963	$8,750	$8,464
Common stock issued under employee equity plans	85	74	71
Stock-based compensation	274	197	137
Issuance of common stock upon warrant exercise	—	448	—
Issuance of common stock to settle convertible debt	217	485	—
Issuance of treasury stock to partially settle debt	—	4	78
Issuance of warrants	5	5	—
Balance, end of period	$10,544	$9,963	$8,750
Treasury stock
Balance, beginning of period	$(53)	$(50)	$(108)
Common stock repurchases for tax withholding on employee equity plans	(78)	(6)	(6)
Issuance of treasury stock to partially settle debt	—	3	64
Balance, end of period	$(131)	$(53)	$(50)

Accumulated deficit
Balance, beginning of period	$(7,095)	$(7,436)	$(7,775)
Net income	2,490	341	337
Cumulative effect adjustment to accumulated deficit related to the adoption of ASU 2016-01, Financial Instruments	—	—	2
Balance, end of period	$(4,605)	$(7,095)	$(7,436)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$—	$(8)	$6
Other comprehensive income (loss)	17	8	(14)
Balance, end of period	$17	$—	$(8)

Total stockholders' equity	$5,837	$2,827	$1,266
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions)
Cash flows from operating activities:
Net income	$2,490	$341	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	222	170
Stock-based compensation	274	197	137
Amortization of debt discount and issuance costs	14	30	38
Amortization of operating lease right-of-use assets	42	36	—
Loss on debt redemption, repurchase and conversion	54	176	12
Loss on sale/disposal of property and equipment	33	42	27
Impairment of technology licenses	—	—	45
Deferred income taxes	(1,223)	(7)	(4)
Other	6	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(219)	(623)	(806)
Inventories	(417)	(137)	(151)
Receivables from related parties	10	14	(28)
Prepaid expenses and other assets	(231)	(176)	(70)
Payables to related parties	(135)	7	35
Accounts payable	(513)	153	212
Accrued liabilities and other	574	220	81
Net cash provided by operating activities	1,071	493	34
Cash flows from investing activities:
Purchases of property and equipment	(294)	(217)	(163)
Purchases of short-term investments	(850)	(284)	(123)
Proceeds from maturity of short-term investments	192	325	45
Collection of deferred proceeds on sale of receivables	—	25	71
Other	—	2	—
Net cash used in investing activities	(952)	(149)	(170)
Cash flows from financing activities:
Proceeds from short-term borrowings	200	—	—
Repayments and extinguishment of debt	(200)	(473)	(41)
Proceeds from warrant exercise	—	449	—
Proceeds from sales of common stock through employee equity plans	85	74	70
Common stock repurchases for tax withholding on employee equity plans	(78)	(6)	(6)
Other	(1)	(1)	5
Net cash provided by financing activities	6	43	28
Net increase (decrease) in cash and cash equivalents, and restricted cash	125	387	(108)
Cash, cash equivalents and restricted cash at beginning of year	1,470	1,083	1,191
Cash, cash equivalents and restricted cash at end of year	$1,595	$1,470	$1,083

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$31	$67	$79
Income taxes, net of refund	$8	$(4)	$(8)
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$31	$65	$49
Issuance of common stock to settle convertible debt	$217	$377	$—
Transfer of assets for the acquisition of property and equipment	$111	$115	$28
Issuance of treasury stock to partially settle debt	$—	$7	$141
Deferred proceeds on sale of receivables	$—	$—	$25
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$45	$22	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,595	$1,466	$1,078
Restricted cash included in Prepaid expense and other current assets	$—	$4	$5
Total cash, cash equivalents and restricted cash	$1,595	$1,470	$1,083
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs), accelerated processing units which integrate microprocessors and graphics (APUs), discrete graphics processing units (GPUs), semi-custom System-on-Chip (SOC) products and chipsets for the PC, gaming, datacenter and embedded markets. In addition, AMD provides development services and sells or licenses portions of its intellectual property portfolio.
NOTE 2 – Summary of Significant Accounting Policies
Fiscal Year. The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2020, 2019 and 2018 ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively. Fiscal 2020, 2019 and 2018 each consisted of 52 weeks.
Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts and transactions have been eliminated.
Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation and assessing potential impairment, if any, of goodwill and deferred income taxes.
Revenue Recognition
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
Non-custom products
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

Custom products
Custom products which are associated with the Company’s Enterprise, Embedded, and Semi-Custom segment (semi-custom products), sold under non-cancellable purchases orders, for which the Company has an enforceable right to payment, and which have no alternative use to the Company at contract inception, are recognized as revenue, over the time of production of the products by the Company. The Company utilizes a cost-based input method, calculated as cost incurred plus estimated margin, to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. The Company believes that a cost-based input method is the most appropriate manner to measure how the Company satisfies its performance obligations to customers because the effort and costs incurred best depict the Company’s satisfaction of its performance obligation.
Sales of semi-custom products are not subject to a right of return. Custom products arrangements involve a single performance obligation. There are no variable consideration estimates associated with custom products.

Development and intellectual property licensing agreements
From time to time, the Company may enter into arrangements with customers that combine the provision of development services and a license to the right to use the Company’s IP. These arrangements are deemed to be single or multiple performance obligations based upon the nature of the arrangements. Revenue is recognized upon the transfer of control, over time or at a point in time, depending on the nature of the arrangements. The Company evaluates whether the licensing component is distinct. A licensing component is distinct if it is both (i) capable of being distinct and (ii) distinct in the context of the arrangement. If the license is not distinct it is combined with the development services as a single performance obligation and recognized over time. If the license is distinct, revenue is recognized at a point in time when the customer has the ability to benefit from the license.

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

Total revenue recognized over time associated with custom products and development services accounted for approximately 18%, 19% and 29% of the Company’s revenue in 2020, 2019 and 2018, respectively.

Customers are generally required to pay for products and services within the Company’s standard contractual terms, which are typically net 30 to 60 days. The Company has determined that it does not have significant financing components in its contracts with customers.

Inventories
The Company values inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. In determining excess or obsolescence reserves for its products, the Company considers assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for its products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, the Company considers assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. The Company fully reserves for inventories and non-cancellable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory carrying value adjustments may be required.
Goodwill
The Company performs its goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment.

The Company first analyzes qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not proceed to perform a quantitative impairment test.
If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A quantitative impairment analysis, if necessary, considers the income approach, which requires estimates of the present value of expected future cash flows to determine a reporting unit’s fair value. Significant estimates include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, and future economic and market conditions.
A goodwill impairment charge is recognized for the amount by which a reporting unit’s fair value is less than its carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
Contingencies
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
Cash Equivalents and Short-term Investments
Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase. Other investments in time deposits due within 12 months and marketable securities are included in short-term investments. Classification of marketable securities as current is based on the Company’s intent and belief in its ability to sell these securities and use the proceeds from sale in operations within 12 months.
Investments in Available-for-sale Debt Securities
The Company classifies its investments in debt securities at the date of acquisition as available-for-sale. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of securities sold is determined based on the specific identification method.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of rebates, price protection and an allowance for doubtful accounts. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivables are expected to be billed and collected within twelve months.
The Company manages its exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, the Company performs in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, the Company may require letters of credit, bank or corporate guarantees or advance payments if deemed necessary. The Company maintains an allowance for doubtful accounts, consisting of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience and review of their current credit quality. The Company does not believe the receivable balance from its customers represents a significant credit risk.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are as follows: equipment uses two to six years, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases as the Company has centralized treasury operations. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. The Company’s finance leases are immaterial.
Foreign Currency Translation/Transactions
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
Marketing and Advertising Expenses
Advertising costs are expensed as incurred. In addition, the Company’s marketing and advertising expenses include certain cooperative advertising funding obligations under customer incentive programs, which costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue. Total marketing and advertising expenses for 2020, 2019 and 2018 were approximately $314 million, $217 million and $176 million, respectively.
Stock-Based Compensation
The Company estimates stock-based compensation cost for stock options at the grant date based on the option’s fair value as calculated by the Black-Scholes model. For time-based restricted stock units (RSUs), fair value is based on the closing price of the Company’s common stock on the grant date. The Company estimates the grant-date fair value of RSUs that involve a market condition using the Monte Carlo simulation model. The Company estimates the grant-date fair value of stock to be issued under the Employee Stock Purchase plan (ESPP) using the Black-Scholes model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method, except for the compensation expense related to RSUs with performance or market conditions (PRSUs), which are recognized ratably for each vesting tranche from the service inception date to the end of the requisite service period. Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Income Taxes
The Company computes the provision for income taxes using the liability method and recognizes deferred tax assets and liabilities for temporary differences between financial statement and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. In addition, the Company recognizes tax benefits from uncertain tax positions only if it expects that its tax positions are more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. The Company recognizes any accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard in the first quarter of 2020 using the modified retrospective adoption method. This standard did not have an impact on the consolidated financial statements upon adoption.
Recently Issued Accounting Standards
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
NOTE 3 – Supplemental Financial Statement Information
Short-term Investments
As of December 26, 2020, the Company had $400 million of time deposits and $295 million of commercial paper. As of December 28, 2019, the Company had $37 million of commercial paper.
Accounts Receivable, net
As of December 26, 2020 and December 28, 2019, Accounts receivable, net included unbilled accounts receivable of $123 million and $197 million, respectively.

Inventories

	December 26, 2020	December 28, 2019
	(In millions)
Raw materials	$93	$94
Work in process	1,139	691
Finished goods	167	197
Total inventories	$1,399	$982
Property and Equipment, net

	December 26, 2020	December 28, 2019
	(In millions)
Leasehold improvements	$208	$203
Equipment	1,209	951
Construction in progress	136	114
Property and equipment, gross	1,553	1,268
Accumulated depreciation	(912)	(768)
Total property and equipment, net	$641	$500
Depreciation expense for 2020, 2019 and 2018 was $217 million, $142 million and $94 million, respectively.
Other Non-current Assets

	December 26, 2020	December 28, 2019
	(In millions)
Software and technology licenses, net	$229	$210
Other	144	147
Total other non-current assets	$373	$357
Accrued Liabilities

	December 26, 2020	December 28, 2019
	(In millions)
Accrued compensation and benefits	$513	$285
Accrued marketing programs and advertising expenses	839	454
Other accrued and current liabilities	444	345
Total accrued liabilities	$1,796	$1,084
Unearned Revenue
Unearned revenue represents consideration received or due from customers in advance of the Company satisfying its performance obligations. The unearned revenue is associated with any combination of development services, IP licensing and product revenue. Changes in unearned revenue were as follows:

	December 26, 2020	December 28, 2019
	(In millions)
Beginning balance	$2	$11
Unearned revenue	22	43
Revenue recognized during the period	(9)	(52)
Ending balance	$15	$2

Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of December 26, 2020 was $337 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $174 million of revenue allocated to remaining performance obligations in the next 12 months.
The revenue allocated to remaining performance obligations did not include amounts which have an original expected duration of one year or less.
NOTE 4 – Related Parties—Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under the Company’s inventory management program are reported within purchases and resales with the ATMP JV and do not impact the Company’s consolidated statement of operations.
The Company’s purchases from the ATMP JV during 2020 and 2019 amounted to $831 million and $660 million, respectively. As of December 26, 2020 and December 28, 2019, the amounts payable to the ATMP JV were $78 million and $213 million, respectively, and are included in Payables to related parties on the Company’s consolidated balance sheets. The Company’s resales to the ATMP JV during 2020 and 2019 amounted to $28 million and $56 million, respectively. As of December 26, 2020 and December 28, 2019, the Company had receivables from ATMP JV of $10 million and $7 million, respectively, included in Receivables from related parties on the Company’s consolidated balance sheets.
During 2020, the Company recorded a gain of $5 million in Equity income (loss) in investee on its consolidated statements of operations. During 2019, the Company did not record any gain or loss in Equity income (loss) in investee. During 2018, the Company recorded a $2 million loss in Equity income (loss) in investee, which included certain expenses incurred by the Company on behalf of the ATMP JV. As of December 26, 2020 and December 28, 2019, the carrying value of the Company’s investment in the ATMP JV were approximately $63 million and $58 million, respectively.
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
The Company’s share in the net losses of the THATIC JV is not recorded in the Company’s consolidated statements of operations since the Company is not obligated to fund the THATIC JV’s losses in excess of the Company’s investment in the THATIC JV, which was zero as of both December 26, 2020 and December 28, 2019.
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

The Company recognized $60 million as licensing gain associated with the Licensed IP during 2019. During 2018, the Company recognized $86 million of IP-related revenue upon completion of all technology milestones under the Development and IP agreement.
As of December 26, 2020, the Company had no receivables from the THATIC JV. The Company’s receivable from the THATIC JV was $13 million as of December 28, 2019, included in Receivables from related parties on its consolidated balance sheets.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 5 – Goodwill
The carrying amount of goodwill as of both December 26, 2020 and December 28, 2019 was $289 million, which was all allocated to reporting units within the Company’s Enterprise, Embedded and Semi-Custom segment.
In the fourth quarters of 2020 and 2019, the Company conducted its annual impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.
NOTE 6 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of December 26, 2020 and December 28, 2019 consisted of:

	December 26, 2020	December 28, 2019
	(In millions)
7.50% Senior Notes Due 2022 (7.50% Notes)	$312	$312
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	26	251
Total debt (principal amount)	338	563
Unamortized debt discount for 2.125% Notes	(7)	(73)
Unamortized debt issuance costs for 2.125% Notes	—	(3)
Unamortized debt issuance costs for 7.50% Notes	(1)	(1)
Total long-term debt (net)	$330	$486
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes due 2026 (2.125% Notes). The 2.125% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually in March and September of each year, commencing in March 2017. As of December 26, 2020, the outstanding aggregate principal amount of the 2.125% Notes was $26 million.
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
The event described in (1) above was met during the fourth calendar quarter of 2020 and, as a result, the 2.125% Notes are convertible at the option of the holder from January 1, 2021 and remain convertible until March 31, 2021.
During 2020, holders of the 2.125% Notes converted $225 million principal amount of these notes, for which the Company issued approximately 28 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $54 million from these conversions in Other expense, net on its consolidated statements of operations.
The Company’s current intent is to deliver shares of its common stock upon conversion of the 2.125% Notes. As such, no sinking fund is provided for the 2.125% Notes and the Company continued to classify the carrying value of the liability component of the 2.125% Notes as long-term debt and the equity component of the 2.125% Notes as permanent equity on its consolidated balance sheet as of December 26, 2020.
The determination of whether or not the 2.125% Notes are convertible is performed on a calendar-quarter basis.
Based on the closing price of the Company’s common stock of $91.81 on December 24, 2020, the last trading day of 2020, the if-converted value of the 2.125% Notes exceeded its principal amount by approximately $272 million.
The effective interest rate of the liability component of the 2.125% Notes is 8%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated conversion features. The following table sets forth total interest expense recognized related to the 2.125% Notes for the year ended December 26, 2020:

	December 26, 2020	December 28, 2019
	(In millions)
Contractual interest expense	$4	$15
Interest cost related to amortization of debt issuance costs	$—	$1
Interest cost related to amortization of the debt discount	$6	$22
The carrying amount of the equity component of the 2.125% Notes was $10 million and $95 million as of December 26, 2020 and December 28, 2019, respectively.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022 (7.50% Notes). The 7.50% Notes are general unsecured senior obligations of the Company. Interest is payable on February 15 and August 15 of each year beginning February 15, 2013 until the maturity date of August 15, 2022. The 7.50% Notes are governed by the terms of an indenture (the 7.50% Indenture) dated August 15, 2012 between the Company and Wells Fargo Bank, N.A., as trustee. As of December 26, 2020, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
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
Revolving Credit Facility
On June 7, 2019, the Company entered into a secured revolving credit facility for up to $500 million (the Revolving Credit Facility) pursuant to a credit agreement by and among the Company, as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the Credit Agreement). The Revolving Credit Facility consists of a $500 million, five-year secured revolving loan facility, including a $50 million swingline subfacility and a $75 million sublimit for letters of credit.
Prior to the third quarter ended September 26, 2020, obligations under the Credit Agreement were secured by a lien on substantially all the Company’s property, other than intellectual property. During the third quarter ended September 26, 2020, as a result of upgrades of the Company’s debt ratings, the security requirements under the Credit Agreement were terminated and the liens on the Company’s collateral were released.
The Credit Agreement also provides the ability to increase the Revolving Credit Facility or incur incremental term loans or other incremental equivalent. The Company’s available borrowings under the Revolving Credit Facility are also subject to reduction.
Borrowings under the Revolving Credit Facility bear interest at either the LIBOR rate or the base rate at the Company’s option (in each case, as customarily defined) plus an applicable margin.
The Credit Agreement contains customary affirmative and negative covenants, as well as a total leverage covenant. The Credit Agreement also contains customary events of default.
On April 6, 2020, the Company borrowed $200 million under the Credit Agreement via the LIBOR rate loan option at an annual interest rate of 2.37%. The Company repaid the $200 million borrowing plus interest on July 6, 2020. As of December 26, 2020, the Company had $13 million of letters of credit outstanding under the Credit Agreement and the Company was in compliance with all required covenants under the Credit Agreement.
Future Payments on Total Debt
As of December 26, 2020, the Company’s future debt payment obligations were as follows:

Term Debt (Principal only)
(In millions)
2022	$312
2026	26
Total	$338
NOTE 7 – Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
As of December 26, 2020 and December 28, 2019, the Company had $295 million and $37 million of commercial paper, respectively, included in Short-term investments on the Company’s consolidated balance sheets. The commercial paper is classified within Level 2 as its fair value estimates were based on quoted prices for comparable instruments.

In addition, as of December 26, 2020 and December 28, 2019, the Company also had approximately $46 million and $30 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other non-current assets on the Company’s consolidated balance sheets. As of December 28, 2019, the Company also had approximately $4 million of investments in money market funds, used as collateral for letters of credit deposits, which were included in Other current assets on the Company’s consolidated balance sheets. These money market funds and mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for all periods presented. The Company is restricted from accessing these investments.
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value with the exception of its long-term debt. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	December 26, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net	$330	$642	$486	$1,823
The estimated fair value of the Company’s long-term debt are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The Company’s 2.125% Notes, included in Long-term debt, net, above, were convertible at the option of the holder as of December 26, 2020. The estimated fair value of the 2.125% Notes as of December 26, 2020 takes into account the value of the Company’s stock price of $91.81 as of December 24, 2020, the last trading date for the year ended December 26, 2020 and the initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s time deposits, accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges Designated as Accounting Hedges and Foreign Currency Forward Contracts not Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 12 months and are designated as accounting hedges. As of December 26, 2020 and December 28, 2019, the notional values of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges were $501 million and $467 million, respectively. The fair value of these contracts was not material as of December 26, 2020 and December 28, 2019.
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of December 26, 2020 and December 28, 2019, the notional values of outstanding contracts were $254 million and $272 million, respectively. The fair value of these contracts was not material as of December 26, 2020 and December 28, 2019.
NOTE 8 – Accumulated Other Comprehensive Income (Loss)
Unrealized holding gains or losses on the Company’s available-for-sale debt securities and unrealized holding gains and losses on derivative financial instruments qualifying as cash flow hedges are included in other comprehensive income (loss).

The table below summarizes the changes in accumulated other comprehensive income (loss):

	2020	2019	2018
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$—	$(8)	$6
Net unrealized gains (losses) arising during the period	18	2	(19)
Net losses (gains) reclassified into income during the period	(1)	6	5
Total other comprehensive income (loss)	17	8	(14)
Ending balance	$17	$—	$(8)
NOTE 9 – Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in time deposits, available-for-sale debt securities and trade receivables.
The Company places its investments with high credit quality financial institutions. At the time an investment is made, investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better. The Company invests in tax-exempt securities including municipal notes and bonds and bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. The Company’s top three customers with the highest accounts receivable balances each accounted for approximately 18%, 17% and 6%, respectively, of the total consolidated accounts receivable balance as of December 26, 2020 and 15%, 9% and 8%, respectively, of the total consolidated accounts receivable balance as of December 28, 2019. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience and review of their current credit quality.
NOTE 10 – Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding.
Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus potentially dilutive shares outstanding during the period. Potentially dilutive shares are determined by applying the treasury stock method to the Company’s stock options, RSUs (including PRSUs), common stock to be issued under the ESPP and warrants. Potentially dilutive shares issuable upon conversion of the 2.125% Convertible Senior Notes due 2026 (2.125% Notes) are calculated using the if-converted method.

The following table sets forth the components of basic and diluted earnings per share:

	2020	2019	2018
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$2,490	$341	$337
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	1	—	—
Net income for diluted earnings per share	$2,491	$341	$337
Denominator
Basic weighted average shares	1,184	1,091	982
Effect of potentially dilutive shares:
Employee equity plans and warrants	20	29	82
2.125% Notes	3	—	—
Diluted weighted average shares	1,207	1,120	1,064
Earnings per share:
Basic	$2.10	$0.31	$0.34
Diluted	$2.06	$0.30	$0.32
Potential shares from employee equity plans and the impact from the conversion of the 2.125% Notes up to the conversion date, totaling 22 million for 2020, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
Potential shares from employee equity plans, the impact from the conversion of the 2.125% Notes up to the conversion date and the assumed conversion of the remaining outstanding 2.125% Notes, totaling 93 million and 105 million shares for 2019 and 2018, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.
NOTE 11 – Common Stock and Stock-Based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In millions)
Balance, beginning of period	1,170	1,005	967
Common stock issued under employee equity plans	14	20	31
Common stock repurchases for tax withholding on equity awards	(1)	—	—
Issuance of common stock upon warrant exercise	—	75	—
Issuance of common stock to settle convertible debt	28	69	—
Issuance of treasury stock to partially settle debt	—	1	7
Balance, end of period	1,211	1,170	1,005
Stock-Based Compensation
The Company’s employee equity programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan, as amended and restated (the 2004 Plan). In the fourth quarter of 2017, the Company introduced the 2017 Employee Stock Purchase Plan, as amended and restated (the 2017 Plan).

Under the 2004 Plan, stock options generally vest and become exercisable over a three-year period from the date of grant and expire within seven years after the grant date. Unvested shares that are reacquired by the Company from forfeited outstanding equity awards become available for grant and may be reissued as new awards.
Under the 2004 Plan, the Company can grant (i) stock options, and (ii) RSUs, including time-based RSUs and PRSUs.
Stock Options. Under the 2004 Plan, nonstatutory and incentive stock options may be granted. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of each option granted under the 2004 Plan must be paid in full at the time of the exercise.
Time-based RSUs. Time-based RSUs are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share.
PRSUs. PRSUs can be granted to certain of the Company’s senior executives. The performance metrics can be financial performance, non-financial performance and/or market conditions. Each PRSU award reflects a target number of shares (Target Shares) that may be issued to an award recipient before adjusting based on the Company’s financial performance, non-financial performance and/or market conditions. The actual number of shares that a grant recipient receives at the end of the period may range from 0% to 250% of the Target Shares granted, depending upon the degree of achievement of the performance target designated by each individual award.
ESPP. Under the 2017 Plan, eligible employees who participate in an offering period may have up to 10% of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. The offering periods commence in May and November each year.
As of December 26, 2020, the Company had 57 million shares of common stock that were available for future grants and 22 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested RSUs, including PRSUs, under the 2004 Plan. In addition, the Company had 40 million shares of common stock that were available for issuance under the 2017 plan.
Valuation and Expense
Stock-based compensation expense was allocated in the consolidated statements of operations as follows:

	2020	2019	2018
	(In millions)
Cost of sales	$6	$6	$4
Research and development	173	129	91
Marketing, general, and administrative	95	62	42
Total stock-based compensation expense before income taxes	274	197	137
Income tax benefit	(42)	—	—
Total stock-based compensation expense, net of income taxes	$232	$197	$137
Stock Options. The weighted-average estimated fair value of employee stock options granted for the years ended December 26, 2020, December 28, 2019 and December 29, 2018 was $38.49, $13.31 and $7.62 per share, respectively, using the following assumptions:

	2020	2019	2018
Expected volatility	57.87%	52.60% - 56.51%	51.51% - 60.46%
Risk-free interest rate	0.18%	1.53% - 2.51%	2.20% - 2.83%
Expected dividends	—%	—%	—%
Expected life (in years)	4.3	3.94 - 3.95	3.92 - 3.94
The Company uses a combination of the historical volatility of its common stock and the implied volatility for publicly traded options on the Company’s common stock as the expected volatility assumption. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon yield curve with a term that approximates the expected life of the option grant at the date closest to the option grant date. The expected dividend yield is zero as the Company does not expect to pay dividends in the near future. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.
The following table summarizes stock option activity and related information:

	Outstanding Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions, except share price)
Balance as of December 28, 2019	10	$7.56
Granted	—	$84.85
Exercised	(3)	$3.62
Balance as of December 26, 2020	7	$12.91	$589	2.92
Exercisable December 26, 2020	6	$7.01	$538	2.43
The total intrinsic value of stock options exercised for 2020, 2019 and 2018 was $180 million, $84 million and $67 million, respectively.
As of December 26, 2020, the Company had $19 million of total unrecognized compensation expense related to stock options, which will be recognized over the weighted-average period of 1.66 years.
Time-based RSUs. The weighted-average grant date fair values of time-based RSUs granted during 2020, 2019 and 2018 were $78.59, $32.52 and $17.66 per share, respectively.
The following table summarizes time-based RSU activity and related information:

	Number of Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions except share price)
Unvested shares as of December 28, 2019	18	$22.93
Granted	4	$78.59
Forfeited	(1)	$30.82
Vested	(9)	$20.67
Unvested shares as of December 26, 2020	12	$43.98	$1,078	1.13
The total fair value of time-based RSUs vested during 2020, 2019 and 2018 was $642 million, $395 million and $315 million, respectively.
As of December 26, 2020, the Company had $462 million of total unrecognized compensation expense related to time-based RSUs, which will be recognized over the weighted-average period of 1.69 years.
PRSUs. The weighted-average grant date fair values of PRSUs granted during 2020, 2019 and 2018 were $122.95, $50.00 and $21.67, respectively, using the following assumptions:

	2020	2019	2018
Expected volatility	55.74% - 60.10%	60.54% - 62.52%	63.77% - 67.97%
Risk-free interest rate	0.14% - 1.41%	1.56% - 2.49%	2.06% - 2.82%
Expected dividends	—%	—%	—%
Expected term (in years)	2.48 - 3.00	2.48 - 5.00	2.48 - 3.00
The Company uses the historical volatility of its common stock and risk-free interest rate based on the rate for a U.S. Treasury zero-coupon yield curve with a term that approximates the expected life of the PRSUs grant at the date closest to the grant date. The expected dividend yield is zero as the Company does not expect to pay dividends in the near future. The expected term of PRSUs represents the requisite service periods of these PRSUs.

The following table summarizes PRSU activity and related information:

	Number of Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions except share price)
Unvested shares as of December 28, 2019	3	$36.13
Granted	1	$122.95
Forfeited	—	$45.25
Vested	(1)	$16.45
Unvested shares as of December 26, 2020	3	$55.63	$248	2.25
The total fair value of PRSUs vested during 2020, 2019 and 2018 was $76 million, $65 million and $84 million, respectively.
As of December 26, 2020, the Company had $102 million of total unrecognized compensation expense related to PRSUs, which will be recognized over the weighted-average period of 1.73 years.
ESPP. The weighted-average grant date fair value for the ESPP during 2020, 2019 and 2018 was $20.97, $9.96 and $4.71 per share, respectively, using the following assumptions:

	2020	2019	2018
Expected volatility	55.16% - 66.53%	48.95% - 67.02%	45.88% - 66.66%
Risk-free interest rate	0.11% - 0.15%	1.58% - 2.46%	2.05% - 2.52%
Expected dividends	—%	—%	—%
Expected term (in years)	0.50	0.50	0.50
The Company uses the historical volatility of its common stock and the risk-free interest rate based on the rate for a U.S. Treasury zero-coupon yield curve with a term that approximates the expected life of the ESPP grant at the date closest to the ESPP grant date. The expected dividend yield is zero as the Company does not expect to pay dividends in the near future. The expected term of the ESPP represents the six-month offering period.
During 2020, 2 million shares of common stock were purchased under the ESPP at a purchase price of $37.81 resulting in aggregate cash proceeds of $75 million. As of December 26, 2020, the Company had $12 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the weighted-average period of 0.37 years.
NOTE 12 – Retirement Benefit Plans
The Company provides retirement benefit plans in the United States and certain foreign countries. The Company has a 401(k) retirement plan that allows participating employees in the United States to contribute as defined by the plan and subject to Internal Revenue Service limitations. The Company matches 75% of employees’ contributions up to 6% of their eligible compensation. The Company’s contributions to the 401(k) plan for 2020, 2019 and 2018 were approximately $29 million, $25 million and $21 million, respectively.
NOTE 13 – Income Taxes
Income before income taxes consists of the following:

	2020	2019	2018
	(In millions)
U.S.	$1,213	$334	$114
Non-U.S.	67	38	214
Total pre-tax income including equity income (loss) in investee	$1,280	$372	$328

The income tax provision (benefit) consists of:

	2020	2019	2018
	(In millions)
Current:
U.S. Federal	$—	$(13)	$12
U.S. State and Local	5	1	—
Non-U.S.	8	50	(17)
Total	13	38	(5)
Deferred:
U.S. Federal	(1,193)	—	—
U.S. State and Local	(28)	—	—
Non-U.S.	(2)	(7)	(4)
Total	(1,223)	(7)	(4)
Income tax provision (benefit)	$(1,210)	$31	$(9)
The table below displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit).

	2020	2019	2018
	(In millions)
Statutory federal income tax expense at 21%	$269	$78	$69
State taxes	(6)	1	1
Foreign withholding taxes (refund)	10	22	(29)
Foreign rate detriment / (benefit)	(3)	2	2
Valuation allowance change	(1,301)	(59)	(64)
Research credits	(57)	—	(1)
Excess tax benefits relating to share-based compensation	(116)	—	—
Tax Reform Act	—	(13)	13
Other	(6)	—	—
Income tax provision (benefit)	$(1,210)	$31	$(9)
The income tax benefit in 2020 was primarily due to $1.3 billion of tax benefit from the valuation allowance release in the U.S. This benefit was partially offset by approximately $10 million of withholding tax expense related to cross-border transactions, $13 million of state and foreign taxes and $75 million increase in valuation allowance against certain state and foreign tax credits, which are reflected as part of the state taxes and foreign rate benefit in the reconciliation table above.
The income tax provision in 2019 was primarily due to $22 million of withholding tax related to cross-border transactions and $22 million of tax in foreign locations, partially offset by a $13 million benefit for a reduction of U.S. income taxes accrued in the prior year.
The income tax provision in 2018 was primarily due to a $36 million refund of withholding tax from a foreign jurisdiction related to a legal settlement from 2010, partially offset by $13 million of U.S. income taxes resulting from the Tax Reform Act, a $7 million tax provision in foreign locations and $7 million of withholding taxes on cross-border transactions.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 26, 2020 and December 28, 2019 were as follows:

	December 26, 2020	December 28, 2019
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$1,029	$1,357
Accruals and reserves not currently deductible	514	257
Acquired intangibles and goodwill	—	50
Federal and state tax credit carryovers	569	584
Foreign research and development ITC credits	489	429
Capitalized costs	174	232
Lease liability	72	57
Other	149	105
Total deferred tax assets	2,996	3,071
Less: valuation allowance	(1,576)	(2,867)
Total deferred tax assets, net of valuation allowance	1,420	204
Deferred tax liabilities:
Right-of-use assets	(62)	(49)
Discount of convertible notes	(2)	(16)
Undistributed foreign earnings	(114)	(111)
Other	(8)	(17)
Total deferred tax liabilities	(186)	(193)
Net deferred tax assets	$1,234	$11
The movement in the deferred tax valuation allowance was as follows:

	2020	2019	2018
	(In millions)
Balance at beginning of year	$2,867	$2,443	$2,621
Charges (reductions) to income tax expense/other accounts*	(1,301)	(61)	(59)
Net (deductions) recoveries+	10	485	(119)
Balance at end of year	$1,576	$2,867	$2,443

*	Amounts recorded against other accounts are not material
+	The 2019 and 2020 net recoveries were primarily related to net originating deferred tax assets and newly generated tax credits
Deferred tax liabilities are included in Other long-term liabilities on the consolidated balance sheets. The breakdown between deferred tax assets and deferred tax liabilities as of December 26, 2020 and December 28, 2019 is as follows:

	December 26, 2020	December 28, 2019
	(In millions)
Deferred tax assets	$1,245	$22
Deferred tax liabilities	(11)	(11)
Net deferred tax assets	$1,234	$11

Through the end of 2020, the Company demonstrated consistent and continued profitability over the preceding three-year period. The Company’s ability to sustain and grow its such profitability is supported by the continued positive momentum of its consumer and commercial products including its newly released desktop, mobile and graphics processors, greater market acceptance for its server products, the successful adoption of its new game console processor products, and its continued leadership in the development of HPC products. In assessing the realizability of the deferred tax assets, the Company considered the highly dynamic and competitive landscape of its industry, the continued performance and market acceptance of its new products, and the impact of such market acceptance on forecasts of future profitability. As a result, in the fourth quarter of 2020, the Company concluded that its history of profitable operating results, including the current period results, along with increasingly favorable forecasts of continued future profitability, provided sufficient positive evidence supporting the realizability of a certain amount of its U.S. deferred tax assets and, accordingly, the release of the related valuation allowance previously recorded against these deferred tax assets, resulting in a tax benefit of $1.3 billion in the fourth quarter of 2020.
The Company continues to maintain a valuation allowance of approximately $1.6 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to current limitations, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to lack of sufficient sources of income.
The Company’s United States federal and state net operating losses carryforwards as of December 26, 2020, were $5.2 billion and $343 million, respectively. The United States federal net operating losses will expire between 2029 and 2037, and the state net operating losses will expire at various dates through 2039. The federal tax credits of $385 million will expire at various dates between 2021 and 2040. The state tax credits of $252 million will expire at various dates between 2021 through 2035 except for California R&D credit, which does not expire. The Company also has $494 million of credit carryforward in Canada that will expire between 2026 and 2040.
Under current U.S. tax law the impact of future distributions of undistributed earnings that are indefinitely reinvested are anticipated to be withholding taxes from local jurisdictions and non-conforming U.S. state jurisdictions. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes are $304 million as of December 26, 2020.
A reconciliation of the Company's gross unrecognized tax benefits was as follows:

	2020	2019	2018
	(In millions)
Balance at beginning of year	$65	$49	$49
Increases for tax positions taken in prior years	41	5	1
Decreases for tax positions taken in prior years	(15)	—	(1)
Increases for tax positions taken in the current year	30	15	3
Decreases for settlements with taxing authorities	(1)	(3)	(2)
Decreases for lapsing of the statute of limitations	(1)	(1)	(1)
Balance at end of year	$119	$65	$49
The amount of unrecognized tax benefits that would impact the effective tax rate was $77 million, $17 million and $9 million as of December 26, 2020, December 28, 2019 and December 29, 2018, respectively. The Company had no material amounts of accrued interest and accrued penalties related to unrecognized tax benefits as of December 26, 2020, December 28, 2019 and December 29, 2018.
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
The Company is subject to taxation in the United States and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdiction in which the Company is subject to potential examination by the taxing authority is the United States, which is open for years from 2007 onwards due to the net operating losses.

NOTE 14 – Segment Reporting
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
The following table provides a summary of net revenue and operating income (loss) by segment for 2020, 2019 and 2018.

	2020	2019	2018
	(In millions)
Net revenue:
Computing and Graphics	$6,432	$4,709	$4,125
Enterprise, Embedded and Semi-Custom	3,331	2,022	2,350
Total net revenue	$9,763	$6,731	$6,475
Operating income (loss):
Computing and Graphics	$1,266	$577	$470
Enterprise, Embedded and Semi-Custom	391	263	163
All Other	(288)	(209)	(182)
Total operating income	$1,369	$631	$451

The following table provides items included in All Other category:

	2020	2019	2018
	(In millions)
Operating loss:
Stock-based compensation expense	$(274)	$(197)	$(137)
Acquisition-related costs	(14)	—	—
Impairment of technology licenses	—	—	(45)
Loss contingency on legal matter	—	(12)	—
Total operating loss	$(288)	$(209)	$(182)
The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The following table summarizes sales to external customers by geographic regions based on billing location of the customer:

	2020	2019	2018
	(In millions)
United States	$2,294	$1,764	$1,327
China (including Hong Kong)	2,329	1,736	1,319
Japan	1,033	840	1,225
Europe	1,108	762	470
Taiwan	1,187	719	1,197
Singapore	1,096	597	728
Other countries	716	313	209
Total sales to external customers	$9,763	$6,731	$6,475
The following table summarizes sales to major customers that accounted for at least 10% of the Company’s consolidated net revenue for the respective years:

	2020	2019	2018
Customer A	*	12%	19%
Customer B	*	*	11%

*	Less than 10%
Sales to customers A and B consisted of products from the Company’s Enterprise, Embedded and Semi-Custom segment.
The following table summarizes Property and equipment, net by geographic areas:

	December 26, 2020	December 28, 2019
	(In millions)
United States	$421	$300
Canada	126	99
China	34	36
Singapore	32	33
Other countries	28	32
Total property and equipment, net	$641	$500
NOTE 15 – Other Expense, Net
The following table summarizes the components of Other expense, net:

	2020	2019	2018
	(In millions)
Interest income	$8	$15	$18
Loss on debt redemption, repurchase and conversion	(54)	(176)	(12)
Other	(1)	(4)	(6)
Other expense, net	$(47)	$(165)	$—
NOTE 16 – Commitments and Guarantees
Operating Leases
The Company has entered into operating and finance leases for its corporate offices, data centers, research and development facilities and certain equipment. The leases expire at various dates through 2028, some of which include options to extend the lease for up to five years.

For 2020, 2019 and 2018, the Company recorded $59 million, $56 million and $53 million, respectively, of operating lease expense, including short-term lease expense. For 2020 and 2019, the Company recorded $27 million and $25 million, respectively, of variable lease expense, which primarily included operating expenses and property taxes associated with the usage of facilities under the operating leases. For 2020 and 2019, cash paid for operating leases included in operating cash flows was $55 million and $47 million, respectively. The Company’s finance leases and short-term leases are immaterial.
Supplemental information related to leases is as follows:

December 26, 2020
Weighted-average remaining lease term – operating leases	5.56 years
Weighted-average discount rate – operating leases	5.29%
Future minimum lease payments under non-cancellable operating lease liabilities as of December 26, 2020 are as follows:

Year	(In millions)
2021	$52
2022	55
2023	48
2024	41
2025	34
2026 and thereafter	54
Total minimum lease payments	284
Less: interest	(42)
Present value of net minimum lease payments	242
Less: current portion	(41)
Total long-term operating lease liabilities	$201
Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index.
Purchase and Other Contractual Obligations
The Company’s purchase obligations primarily include the Company’s obligations to purchase wafers and substrates from third parties. The Company also had other contractual obligations, primarily included in Other long-term liabilities and Accrued liabilities on its consolidated balance sheets, which primarily consisted of $149 million of payments due under certain software and technology licenses and IP licenses that will be paid through 2025.
Total future unconditional purchase obligations as of December 26, 2020 were as follows:

Year	(In millions)
2021	$3,026
2022	71
2023	34
2024	25
2025	23
2026 and thereafter	12
Total unconditional purchase commitments	$3,191

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
Changes in the Company’s estimated liability for product warranty during the years ended December 26, 2020 and December 28, 2019 are as follows:

	December 26, 2020	December 28, 2019
	(In millions)
Beginning balance	$15	$13
Provisions during the period	82	31
Settlements during the period	(60)	(29)
Ending balance	$37	$15
In addition to product warranties, the Company from time to time in its normal course of business indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. In these limited matters, the Company has agreed to hold certain third parties harmless against specific types of claims or losses such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) and under specific conditions infringe the intellectual property rights of a third party, or other specified claims made against the indemnified party. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material. In addition, the impact from changes in estimates for pre-existing warranties has been immaterial.
NOTE 17 – Contingencies
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
On January 30, 2018, the Wessels and Hamilton plaintiffs amended their complaints. On February 2, 2018, the Ha plaintiff also filed an amended complaint. On February 22, 2018, the Company filed motions to dismiss the Hamilton and Ha plaintiffs’ amended complaints. On April 2, 2018, the Company filed a demurrer seeking to dismiss the Wessels amended complaint. On July 23, 2018, the Santa Clara Superior Court sustained the Company’s demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The Wessels plaintiff filed a Notice of Appeal on September 27, 2018. On October 4, 2018, the Federal Court issued an order dismissing the Hamilton and Ha amended complaints. The Hamilton plaintiffs filed a Notice of Appeal on October 8, 2018, and the Ha plaintiffs filed a Notice of Appeal on October 15, 2018. On November 19, 2018, the Hamilton and Ha plaintiffs filed a motion seeking summary reversal of the order dismissing their claims. The Company opposed this motion on December 13, 2018, and the Court denied it on February 25, 2019. On March 16, 2020, the Ninth Circuit affirmed the district court’s dismissal of the Ha complaint and the time to seek further appeals has since expired. On the same day, the Ninth Circuit also reversed and remanded the district court’s dismissal of the Hamilton complaint for further consideration of defendants’ motion to dismiss. Following supplemental briefing, that motion to dismiss remains pending. On August 27, 2020, the California Court of Appeal affirmed the district court’s dismissal of the Wessels complaint and the time to seek further appeals has since expired.
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
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, AMD filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, the Company filed amended answers and counterclaims in the Collabo and Aquila cases. On July 22, 2019, the Company’s motion to dismiss in the Polaris case was denied. On August 23, 2019, the Court held a claim construction hearing in each case. On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suite in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review of each of the patents-in-suit in those cases by the Patent Trial and Appeals Board.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Monterey Research Litigation
On November 15, 2019, Monterey Research, LLC filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware. Monterey Research alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On January 22, 2020, the Company filed a motion to dismiss part of Monterey Research’s complaint. On February 5, 2020, Monterey Research filed an amended complaint. On February 19, 2020, the Company filed a renewed motion to dismiss part of Monterey Research’s complaint. On October 13, 2020, the Court granted-in-part and denied-in-part the Company’s renewed motion to dismiss. On October 27, 2020, the Company filed its answer to Monterey’s complaint and also filed counterclaims based on Monterey’s breach of the parties’ pre-suit non-disclosure agreement. On December 1, 2020, Monterey filed a motion to dismiss the Company’s counterclaims. On January 5, 2021, the Court granted the Company’s motion to stay the litigation pending inter partes review of the patents-in-suit by the Patent Trial and Appeals Board.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
City of Pontiac Police and Fire Retirement System Litigation
On September 29, 2020, the City of Pontiac Police and Fire Retirement System, an AMD shareholder, filed a shareholder derivative complaint (the “Complaint”) against AMD and the members of its Board of Directors (collectively, “Defendants”) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Caldwell, et al., No. 5:20-cv-6794 (N.D. Cal.). The Complaint alleges that Defendants breached their fiduciary duties, violated Section 14(a) of the Exchange Act of 1934, and were unjustly enriched by misrepresenting the Company’s commitment to diversity, particularly with respect to the composition of the membership of AMD’s Board of Directors and senior leadership team. On December 18, 2020, Defendants filed a motion to dismiss the Complaint.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Xilinx Acquisition Litigation
On October 26, 2020, the Company, its wholly owned subsidiary, Thrones Merger Sub, Inc., and Xilinx, Inc. (“Xilinx”) entered a definitive agreement (the “Merger Agreement”) in which the Company will acquire Xilinx by merging Thrones Merger Sub, Inc. with and into Xilinx, with Xilinx continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company (the “Proposed Transaction”). See Note 18 of Notes to Consolidated Financial Statements for additional information. On December 3, 2020, the Company and Xilinx filed a Registration Statement on Form S-4 (together with the joint proxy statement and prospectus contained therein, the “Registration Statement”) describing the Proposed Transaction and other related matters. On December 11, 2020, a Xilinx shareholder filed a putative class action in the New York State Supreme Court, New York County, regarding the Proposed Transaction. Nunez v. Xilinx, Case No. 656971/2020 (N.Y. Sup. Ct.). The lawsuit alleges that the Board of Directors of Xilinx breached their fiduciary duties to Xilinx shareholders in connection with the Proposed Transaction by allegedly failing to obtain fair, adequate and maximum consideration for Xilinx shareholders in connection with the Proposed Transaction and by not disclosing certain material information about the Proposed Transaction in the Registration Statement. The lawsuit asserts a single claim against the Company, alleging that it aided and abetted the Xilinx directors’ breach of their fiduciary duties. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
On December 15, 2020, a Xilinx shareholder filed a lawsuit in the United States District Court for the Southern District of New York, regarding the Proposed Transaction. Shumacher v. Xilinx, Case No. 1:20-cv-10595 (S.D.N.Y.). The lawsuit alleges that Xilinx and its Board of Directors disseminated a false and misleading Registration Statement that omitted material information regarding the Proposed Transaction, thereby violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The lawsuit also asserts a single claim against the Company, alleging that it acted as a controlling person of Xilinx within the meaning of Section 20(a) of the Exchange Act by virtue of its supervisory control over the composition of the Registration Statement. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
On December 23, 2020, a shareholder of the Company filed a lawsuit in the United States District Court of the Southern District of New York regarding the Proposed Transaction. Vazirani v. Advanced Micro Devices, Case No. 1:20-cv-10894 (S.D.N.Y). The lawsuit alleges that the Company and its Board of Directors disseminated a false and misleading Registration Statement that omitted material information regarding the Proposed Transaction, thereby violating Sections 14(a) and 20(a) of the Exchange Act. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Future Link Systems Litigation
On December 21, 2020, Future Link Systems, LLC filed a patent infringement complaint against the Company in the United States District Court for the Western District of Texas. Future Link Systems alleges that the Company infringes three U.S. patents: 7,983,888 (related to simulated PCI express circuitry); 6,363,466 (related to out of order data transactions); and 6,622,108 (related to interconnect testing). Future Link Systems seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company.
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
NOTE 18 – Pending Acquisition
On October 26, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement),with Thrones Merger Sub, Inc., a wholly owned subsidiary of the Company (Merger Sub), and Xilinx, Inc.(Xilinx), whereby Merger Sub will merge with and into Xilinx (the Merger), with Xilinx surviving such Merger as a wholly owned subsidiary of the Company. Under the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of Xilinx (Xilinx Common Stock) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Xilinx Common Stock held directly by the Company or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of common stock of the Company and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding. As of the signing of the Merger Agreement, the transaction was valued at $35 billion. The actual valuation of the transaction could differ significantly from the estimated amount due to movements in the price of the Company’s common stock, the number of shares of Xilinx common stock outstanding on the closing date of the Merger and other factors.
Under the Merger Agreement, the Company will be required to pay a termination fee to Xilinx equal to $1.5 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because the Company’s board of directors has changed its recommendation. The Company will be required to pay a termination fee equal to $1 billion if the Merger Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals prior to October 26, 2021 (subject to automatic extension first to January 26, 2022 and then to April 26, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).
The closing of the Merger is subject to customary conditions, including regulatory approval and approval by the stockholders of both the Company and Xilinx. The Merger is currently expected to close by the end of calendar year 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation
Description of the Matter	At December 26, 2020, the Company’s net inventory balance was $1,399 million. As discussed in Note 2 of the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities in excess of forecasted demand, by considering recent historical activity as well as anticipated or forecasted demand.

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

Deferred Tax Asset Valuation Allowance
Description of the Matter
As discussed in Note 13 to the consolidated financial statements, at December 26, 2020, the Company carried deferred tax assets of $1,420 million, net of a $1,576 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is released when, based on the weight of all available evidence, management concludes that related deferred tax assets are more likely than not to be realized. In 2020, management concluded sufficient positive evidence exists to release a portion of the valuation allowance related to U.S. deferred tax assets, resulting in an income tax benefit of $1,301 million in 2020.

Auditing management's analysis of the realizability of the deferred tax assets was complex and highly judgmental because the assessment process involves significant judgment and subjective evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s evaluation of the nature of its tax attributes and projections of the future reversal of existing taxable temporary differences and future taxable income.

We evaluated the Company's assessment of the realizability of its U.S. deferred tax assets and the resultant release of valuation allowance. Our audit procedures included, among others, evaluation of the nature of the Company’s tax attributes, application of the technical tax guidance related to attributes subject to additional limitation, projections of the future reversal of existing taxable temporary differences and assumptions used by the Company to assess reliability of its projected future taxable income. We compared the projections of future taxable income with the actual results of prior periods and assessed management's consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. Further, we tested the completeness and accuracy of the underlying data used in the Company’s projections. We involved our tax professionals with specialized skills and knowledge to evaluate the Company’s assessment of the scheduling of the reversal of existing temporary taxable differences and carryforward amounts and the carryforward lives of its deferred tax assets, and whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets in the relevant time period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1970.
San Jose, California
January 29, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Micro Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and our report dated January 29, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
January 29, 2021

Supplementary Financial Information (unaudited)
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. All quarters of 2020 and 2019 consisted of 13 weeks.

	(In millions, except per share amounts)
	2020				2019
	Dec 26	Sep 26	June 27	Mar 28	Dec 28	Sep 28	June 29	Mar 30
Net revenue	$3,244	$2,801	$1,932	$1,786	$2,127	$1,801	$1,531	$1,272
Cost of sales	1,793	1,571	1,084	968	1,178	1,024	910	751
Gross profit	1,451	1,230	848	818	949	777	621	521
Research and development	573	508	460	442	395	406	373	373
Marketing, general and administrative	308	273	215	199	206	185	189	170
Licensing gain	—	—	—	—	—	—	—	(60)
Operating income	570	449	173	177	348	186	59	38
Interest expense	(9)	(11)	(14)	(13)	(18)	(24)	(25)	(27)
Other income (expense), net	(15)	(37)	1	4	(125)	(36)	3	(7)
Income before income taxes	546	401	160	168	205	126	37	4
Income tax provision (benefit) (1)	(1,232)	12	4	6	35	7	2	(13)
Equity income (loss) in investee	3	1	1	—	—	1	—	(1)
Net income	$1,781	$390	$157	$162	$170	$120	$35	$16
Earnings per share
Basic	$1.48	$0.33	$0.13	$0.14	$0.15	$0.11	$0.03	$0.01
Diluted	$1.45	$0.32	$0.13	$0.14	$0.15	$0.11	$0.03	$0.01
Shares used in per share calculation
Basic	1,205	1,184	1,174	1,170	1,140	1,097	1,084	1,044
Diluted	1,226	1,215	1,227	1,224	1,188	1,117	1,109	1,094

(1) During the fourth quarter of 2020, the Company recognized a $1.3 billion income tax benefit upon the release of a portion of the valuation allowance on U.S. deferred tax assets.

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
As of December 26, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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
Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the

Company’s internal control over financial reporting was effective as of December 26, 2020 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 26, 2020, which is included in Part II, Item 8, above.
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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2021 annual meeting of stockholders (our 2021 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Website Access to Company Reports and Corporate Governance Documents,” above.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Directors’ Compensation and Benefits” (including “2020 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2020 Summary Compensation Table,” “2020 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2020 Fiscal Year-End,” “Grants of Plan-Based Awards in 2020” and “Option Exercises and Stock Vested in 2020) and “Severance and Change in Control Arrangements” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2021 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2021 Proxy Statement, our 2021 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2021 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The financial statements of AMD are set forth in Item 8 of this Annual Report on Form 10-K.
All schedules have been omitted because the information is not required, is not applicable, or is included in the Notes to the Consolidated Financial Statements.
2. Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit	Description of Exhibits

2.1
Agreement and Plan of Merger by and among Advanced Micro Devices, Inc., Thrones Merger Sub, Inc., and Xilinx, Inc. dated October 26, 2020, filed as exhibit 2.1 to AMD’s Current Report on Form 8-K dated October 26, 2020, is hereby incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., dated May 2, 2018, filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, is hereby incorporated by reference.

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on January 29, 2021.

4.1	Description of Advanced Micro Devices, Inc. Common Stock, filed as Exhibit 4.1 to AMD’s Annual Report on Form 10-K for the period ended December 28, 2019, is hereby incorporated by reference.

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

*10.5
Amendment No. 1 to the AMD Deferred Income Account Plan, as amended and restated, effective July 1, 2012, filed as Exhibit 10.16(a) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

*10.6
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

*10.8	Form of Change in Control Agreement, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, is hereby incorporated by reference.

*10.9
Amended and Restated Management Continuity Agreement, between Advanced Micro Devices, Inc. and Devinder Kumar, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.10
Offer Letter, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

10.11
Settlement Agreement, between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 11, 2009, is hereby incorporated by reference.

**10.12
Patent Cross License Agreement, between Advanced Micro Devices, Inc. and Intel Corporation filed, dated November 11, 2009, as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.13
Sublease Agreement, between Lantana HP, LTD and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.14
Master Landlord’s Consent to Sublease, between 7171 Southwest Parkway Holdings, L.P., Lantana HP, Ltd. and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.15
Lease Agreement, between 7171 Southwest Parkway Holdings, L.P. and Lantana HP, Ltd., dated March 26, 2013, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

*10.16
Employment Agreement by and between Lisa T. Su and Advanced Micro Devices, Inc. effective October 8, 2014, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K/A dated October 14, 2014, is hereby incorporated by reference.

*10.17
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.18
Offer Letter, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014, filed as Exhibit 10.66 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.19
Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Senior Vice Presidents effective December 31, 2014, filed as Exhibit 10.68 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.20
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, is hereby incorporated by reference.

10.21
Equity Interest Purchase Agreement by and between Advanced Micro Devices, Inc. and Nantong Fujitsu Microelectronics Co., Ltd. dated as of October 15, 2015, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 15, 2015, is hereby incorporated by reference.

*10.22
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

*10.24
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.80 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 2015, is hereby incorporated by reference.

*10.25
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.88 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is hereby incorporated by reference.

*10.26
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Plan, filed as Exhibit 10.89 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is hereby incorporated by reference.

*10.27
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.90 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is hereby incorporated by reference.

*10.28
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2017, is hereby incorporated by reference.

*10.29	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.1 to AMD’s Registration Statement on Form S-8 filed with the SEC on May 8, 2017, is hereby incorporated by reference.

*10.30
Amended and Restated 2017 Employee Stock Purchase Plan dated August 23, 2018, filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018, is hereby incorporated by reference.

*10.31
2017 Employee Stock Purchase Plan, as amended and restated October 12, 2017, filed as Exhibit 10.98 to AMD's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, is hereby incorporated by reference.

*10.32
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.99 to AMD's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, is hereby incorporated by reference.

*10.33
Form of Restricted Stock Unit Award Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.100 to AMD's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, is hereby incorporated by reference.

*10.34
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan filed as Exhibit 10.101 to AMD's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, is hereby incorporated by reference.

*10.35
Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of February 8, 2018, filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, is hereby incorporated by reference.

*10.36
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.103 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, is hereby incorporated by reference.

*10.37
Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.104 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, is hereby incorporated by reference.

*10.38
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.105 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, is hereby incorporated by reference.

10.39
Credit Agreement dated as of June 7, 2019 by and among Advanced Micro Devices, Inc., as borrower, the lenders as referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline agent and an issuing lender, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated June 10, 2019, is hereby incorporated by reference.

*10.40
Offer Letter between Advanced Micro Devices, Inc. and Rick Bergman dated August 1, 2019, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.41
Sign-On Bonus Letter between Advanced Micro Devices, Inc. and Rick Bergman dated August 1, 2019, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.42
Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Lisa T. Su, dated August 9, 2019, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.43
Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Mark Papermaster, dated August 9, 2019, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.44
Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of August 21, 2019, filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.45
2004 Equity Incentive Plan, as amended and restated, dated August 21, 2019, filed as Exhibit 10.7 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.46
Outside Director Equity Compensation Policy, as amended and restated, dated as of February 12, 2020, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020, is hereby incorporated by reference.

*10.47
Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

*10.48
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

*10.49
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

***10.50
Wafer Supply Agreement, among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US, Inc., dated March 2, 2009, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

***10.51
Wafer Supply Agreement Amendment No. 1, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore. Pte. Ltd., dated March 29, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

***10.52
Wafer Supply Agreement Amendment No. 2, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC and ATIC International Investment Company LLC, dated March 4, 2012, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.53
Wafer Supply Agreement Amendment No. 3, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 6, 2012, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.54
Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014, filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.55
Wafer Supply Agreement Amendment No. 5, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015, filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.56
Wafer Supply Agreement Amendment No. 6, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S., Inc., dated August 30, 2016, filed as Exhibit 10.7 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

**10.57
Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated January 28, 2019, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019, is hereby incorporated by reference.

10.58	Company-Provided Business Aircraft Usage and Commercial Travel by Personal Guests Policy revised as of January 25, 2021.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File -the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
_____________________
* Management contracts and compensatory plans or arrangements.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the SEC.
*** Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 29, 2021	ADVANCED MICRO DEVICES, INC.

	By:	/s/Devinder Kumar
Devinder Kumar
Executive Vice President, Chief Financial Officer, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	January 29, 2021
Lisa T. Su

/s/Devinder Kumar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 29, 2021
Devinder Kumar

/s/Darla Smith	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	January 29, 2021
Darla Smith

*	Director, Chairman of the Board	January 29, 2021
John E. Caldwell

*	Director	January 29, 2021
Nora M. Denzel

*	Director
Dermot Mark Durcan		January 29, 2021

*	Director	January 29, 2021
Michael P. Gregoire

*	Director	January 29, 2021
Joseph A. Householder

*	Director	January 29, 2021
John W. Marren

*	Director	January 29, 2021
Abhi Y. Talwalkar

*By:	/s/Devinder Kumar
Devinder Kumar, Attorney-in-Fact