Form 10-Q
period 2021-03-27
ADVANCED MICRO DEVICES INC
filed 2021-04-28
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 23, 2021: 1,215,020,976

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions, except per share amounts)
Net revenue	$3,445	$1,786
Cost of sales	1,858	968
Gross profit	1,587	818

Research and development	610	442
Marketing, general and administrative	319	199
Licensing gain	(4)	—
Operating income	662	177

Interest expense	(9)	(13)
Other income (expense), net	(11)	4
Income before income taxes and equity income	642	168

Income tax provision	89	6
Equity income in investee	2	—
Net income	$555	$162

Earnings per share
Basic	$0.46	$0.14
Diluted	$0.45	$0.14
Shares used in per share calculation
Basic	1,213	1,170
Diluted	1,231	1,224
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Net income	$555	$162
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges	(11)	(14)
Total comprehensive income	$544	$148
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 27, 2021	December 26, 2020
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,763	$1,595
Short-term investments	1,353	695
Accounts receivable, net	2,178	2,066
Inventories	1,653	1,399
Receivables from related parties	7	10
Prepaid expenses and other current assets	243	378
Total current assets	7,197	6,143
Property and equipment, net	681	641
Operating lease right-of-use assets	241	208
Goodwill	289	289
Investment: equity method	65	63
Deferred tax assets	1,162	1,245
Other non-current assets	412	373
Total assets	$10,047	$8,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$468
Payables to related parties	40	78
Accrued liabilities	1,779	1,796
Other current liabilities	96	75
Total current liabilities	2,864	2,417
Long-term debt, net	313	330
Long-term operating lease liabilities	238	201
Other long-term liabilities	155	177
Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,221 and 1,217; shares outstanding: 1,215 and 1,211	12	12
Additional paid-in capital	10,658	10,544
Treasury stock, at cost (shares held: 6 and 6)	(141)	(131)
Accumulated deficit	(4,058)	(4,605)
Accumulated other comprehensive income	6	17
Total stockholders’ equity	6,477	5,837
Total liabilities and stockholders’ equity	$10,047	$8,962

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Cash flows from operating activities:
Net income	$555	$162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95	68
Stock-based compensation	85	59
Amortization of debt discount and issuance costs	2	4
Amortization of operating lease right-of-use assets	12	10
Loss on debt conversion	6	—
Loss on sale/disposal of property and equipment	8	18
Deferred income taxes	73	—
Impairment of investment	8	—
Other	(3)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(112)	168
Inventories	(254)	(74)
Receivables from related parties	3	3
Prepaid expenses and other assets	33	(31)
Payables to related parties	(38)	(26)
Accounts payable	466	(369)
Accrued liabilities and other	(41)	(60)
Net cash provided by (used in) operating activities	898	(65)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(55)
Purchases of short-term investments	(858)	(55)
Proceeds from maturity of short-term investments	200	37
Other	2	—
Net cash used in investing activities	(722)	(73)
Cash flows from financing activities:
Proceeds from sales of common stock through employee equity plans	2	3
Common stock repurchases for tax withholding on employee equity plans	(10)	(1)
Net cash provided by (used in) financing activities	(8)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	168	(136)
Cash, cash equivalents, and restricted cash at beginning of period	1,595	1,470
Cash, cash equivalents, and restricted cash at end of period	$1,763	$1,334
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$34	$99
Issuance of common stock to settle convertible debt	$24	$—
Transfer of assets for acquisition of property and equipment	$34	$13
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$58	$25
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,763	$1,330
Restricted cash included in Prepaid expenses and other current assets	—	4
Total cash, cash equivalents, and restricted cash	$1,763	$1,334
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Capital stock:
Common stock
Balance, beginning of period	$12	$12
Balance, end of period	$12	$12
Additional paid-in capital
Balance, beginning of period	$10,544	$9,963
Common stock issued under employee equity plans	2	3
Stock-based compensation	85	59
Issuance of common stock to settle convertible debt	24	—
Issuance of common stock warrant	3	1
Balance, end of period	$10,658	$10,026
Treasury stock
Balance, beginning of period	$(131)	$(53)
Common stock repurchases for tax withholding on employee equity plans	(10)	(1)
Balance, end of period	$(141)	$(54)

Accumulated deficit:
Balance, beginning of period	$(4,605)	$(7,095)
Cumulative effect of adoption of accounting standard	(8)	—
Net income	555	162
Balance, end of period	$(4,058)	$(6,933)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$17	$—
Other comprehensive loss	(11)	(14)
Balance, end of period	$6	$(14)

Total stockholders' equity	$6,477	$3,037
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 27, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2021 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three months ended March 27, 2021 and March 28, 2020 each consisted of 13 weeks.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects of accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021 using the modified retrospective adoption method through a cumulative-effect adjustment to accumulated deficit as of the beginning of the period. The adoption of this new standard resulted in the recognition of an $8 million deferred tax liability associated with book-tax differences in foreign equity method investments.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity by eliminating some of the models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and enhances disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The standard is effective for fiscal years beginning after December 15, 2021, and can be adopted through either a modified retrospective method with a cumulative effect adjustment to opening accumulated deficit or a full retrospective method. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.
NOTE 3 – Supplemental Financial Statement Information
Short-term Investments

	March 27, 2021	December 26, 2020
	(In millions)
Commercial paper	$1,003	$295
Time deposits	350	400
Total short-term investments	$1,353	$695
Accounts Receivable, net
As of March 27, 2021 and December 26, 2020, Accounts receivable, net included unbilled accounts receivable of $150 million and $123 million, respectively. Unbilled receivables primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within 12 months.
Inventories

	March 27, 2021	December 26, 2020
	(In millions)
Raw materials	$89	$93
Work in process	1,376	1,139
Finished goods	188	167
Total inventories	$1,653	$1,399
Property and Equipment, net

	March 27, 2021	December 26, 2020
	(In millions)
Leasehold improvements	$211	$208
Equipment	1,265	1,209
Construction in progress	180	136
Property and equipment, gross	1,656	1,553
Accumulated depreciation	(975)	(912)
Total property and equipment, net	$681	$641
Other Non-Current Assets

	March 27, 2021	December 26, 2020
	(In millions)
Software technology and licenses, net	$203	$229
Other	209	144
Total other non-current assets	$412	$373

Accrued Liabilities

	March 27, 2021	December 26, 2020
	(In millions)
Accrued compensation and benefits	$334	$513
Accrued marketing programs and advertising expenses	836	839
Other accrued and current liabilities	609	444
Total accrued liabilities	$1,779	$1,796
Revenue
Revenue allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of March 27, 2021 was $292 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $159 million of revenue allocated to remaining performance obligations in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 22% and 5% of the Company’s revenue for the three months ended March 27, 2021 and March 28, 2020, respectively.
NOTE 4 – Related Parties — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV.
The ATMP JV provides assembly, testing, marking and packaging services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under the Company’s inventory management program are reported within purchases and resales with the ATMP JV and do not impact the Company’s condensed consolidated statement of operations.
The Company’s purchases from the ATMP JV during the three months ended March 27, 2021 and March 28, 2020 amounted to $246 million and $151 million, respectively. As of March 27, 2021 and December 26, 2020, the amounts payable to the ATMP JV were $40 million and $78 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three months ended March 27, 2021 and March 28, 2020 amounted to $10 million and $7 million, respectively. As of March 27, 2021 and December 26, 2020, the Company’s receivables from the ATMP JV were $7 million and $10 million, respectively, and were included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three months ended March 27, 2021, the Company recorded a gain of $2 million in Equity income in investee on its condensed consolidated statements of operations. During the three months ended March 28, 2020, the Company did not record any gain or loss in Equity income in investee. As of March 27, 2021 and December 26, 2020, the carrying value of the Company’s investment in the ATMP JV was $65 million and $63 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both March 27, 2021 and December 26, 2020, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three months ended March 27, 2021, the Company recognized $4 million of licensing gain from royalty income under the agreement. As of both March 27, 2021 and December 26, 2020, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 5 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of March 27, 2021 and December 26, 2020 consisted of the following:

	March 27, 2021	December 26, 2020
	(In millions)
7.50% Senior Notes Due 2022 (7.50% Notes)	$312	$312
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	2	26
Total debt (principal amount)	314	338
Unamortized debt discount for 2.125% Notes	—	(7)
Unamortized debt issuance costs for 7.50% Notes	(1)	(1)
Total long-term debt (net)	$313	$330
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes due 2026. The 2.125% Notes are general unsecured senior obligations of the Company.
During the three months ended March 27, 2021, holders of the 2.125% Notes converted $24 million principal amount of notes, in exchange for which the Company issued approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $6 million from these conversions in Other income (expense), net on its condensed consolidated statements of operations. As of March 27, 2021, the outstanding aggregate principal amount of the 2.125% Notes was $2 million.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022. As of March 27, 2021, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
Revolving Credit Facility
The Company is party to a $500 million unsecured revolving credit facility (the Revolving Credit Facility), including a $50 million swingline sub-facility and a $75 million sublimit for letters of credit pursuant to a credit agreement with a syndicate of banks (expiring in June 2024). Borrowings under the Revolving Credit Facility bear interest at either the LIBOR rate or the base rate at the Company’s option (in each case, as customarily defined) plus an applicable margin. As of March 27, 2021, there were no borrowings outstanding under the Revolving Credit Facility and the Company was in compliance with all required covenants. As of March 27, 2021, the Company had $13 million of letters of credit outstanding under the Revolving Credit Facility.
NOTE 6 – Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
As of March 27, 2021 and December 26, 2020, the Company had $1.0 billion and $295 million of commercial paper, respectively, included in Short-term investments on the Company’s condensed consolidated balance sheets. The commercial paper is classified within Level 2 as its fair value estimates were based on quoted prices for comparable instruments.

As of March 27, 2021 and December 26, 2020, the Company also had approximately $59 million and $46 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other non-current assets on the Company’s condensed consolidated balance sheets. These money market funds and mutual funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. Their amortized cost approximates the fair value for both periods presented. The Company is restricted from accessing these investments.
Financial Instruments Recorded at Fair Value on a Non-recurring Basis
During the three months ended March 27, 2021, the Company recorded in Other income (expense), net an impairment charge of $8 million associated with an equity investment.
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its long-term debt. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	March 27, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net	$313	$361	$330	$642

The estimated fair values of the Company’s long-term debt are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The estimated fair value of the 2.125% Notes takes into account the current value of the Company’s stock price compared to the initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s time deposits, accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Hedging Transactions and Derivative Financial Instruments
Cash Flow Hedges Designated as Accounting Hedges and Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of March 27, 2021 and December 26, 2020, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $811 million and $501 million, respectively. The fair value of these contracts was not material as of March 27, 2021 and December 26, 2020.
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of March 27, 2021 and December 26, 2020, the notional values of these outstanding contracts were $443 million and $254 million, respectively. The fair value of these contracts was not material as of March 27, 2021 and December 26, 2020.

NOTE 7 – Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive Income (loss):

	Three Months Ended
	March 27, 2021	March 28, 2020
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$17	$—
Net unrealized losses arising during the period	—	(17)
Net losses (gains) reclassified into income during the period	(10)	3
Tax effect	(1)	—
Total other comprehensive income (loss)	(11)	(14)
Ending balance	$6	$(14)
NOTE 8 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$555	$162
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	—	4
Net income for diluted earnings per share	$555	$166
Denominator
Basic weighted average shares	1,213	1,170
Effect of potentially dilutive shares:
Employee equity plans and warrants	18	23
2.125% Notes	—	31
Diluted weighted average shares	1,231	1,224
Earnings per share:
Basic	$0.46	$0.14
Diluted	$0.45	$0.14
NOTE 9 – Common Stock and Employee Equity Plans
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Balance, beginning of period	1,211	1,170
Common stock issued under employee equity plans	1	1
Issuance of common stock to settle convertible debt	3	—
Balance, end of period	1,215	1,171

Stock-based compensation expense was as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Cost of sales	$1	$2
Research and development	55	37
Marketing, general and administrative	29	20
Total stock-based compensation expense before income taxes	85	59
Income tax benefit	(13)	—
Total stock-based compensation expense after income taxes	$72	$59
NOTE 10 – Income Taxes
The Company recorded an income tax provision of $89 million and $6 million for the three months ended March 27, 2021 and March 28, 2020, respectively, representing effective tax rates of 13.8% and 3.3%, respectively.
The increase in income tax expense and effective tax rate was due to significantly higher income in the United States in the current period, partially offset by the foreign derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period was due to a full valuation allowance in the United States during 2020, a significant portion of which was released by the Company in the fourth quarter of 2020.
The Company’s effective tax rate for the three months ended March 27, 2021 and March 28, 2020 was lower than the United States federal statutory rate primarily due to the tax benefits recognized for the three months ended March 27, 2021 discussed above, and due to the maintenance of a full valuation allowance during the three months ended March 28, 2020.
As of March 27, 2021, the Company continues to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to a lack of sufficient sources of taxable income.
NOTE 11 – Segment Reporting
Management, including the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss). These performance measures include the allocation of expenses to the operating segments based on management’s judgment. The Company has the following two reportable segments:
•the Computing and Graphics segment, which primarily includes desktop and notebook microprocessors, accelerated processing units that integrate microprocessors and graphics, chipsets, discrete graphics processing units (GPUs), data center and professional GPUs and development services. From time to time, the Company may also sell or license portions of its IP portfolio.
•the Enterprise, Embedded and Semi-Custom segment, which primarily includes server and embedded processors, semi-custom System-on-Chip (SoC) products, development services and technology for game consoles. From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes employee stock-based compensation expense and acquisition-related costs.

The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,100	$1,438
Enterprise, Embedded and Semi-Custom	1,345	348
Total net revenue	$3,445	$1,786
Operating income (loss):
Computing and Graphics	$485	$262
Enterprise, Embedded and Semi-Custom	277	(26)
All Other (1)	(100)	(59)
Total operating income	$662	$177

(1)
For the three months ended March 27, 2021, all other operating losses included $85 million of stock-based compensation expense and $15 million of acquisition-related costs. For the three months ended March 28, 2020, all other operating losses were related to stock-based compensation expense.

NOTE 12 – Contingencies
Shareholder Derivative Lawsuits (Wessels, Hamilton and Ha)
On March 20, 2014, a purported shareholder derivative lawsuit captioned Wessels v. Read, et al., Case No. 1:14 cv-262486 (Wessels) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the Santa Clara County Superior Court of the State of California. The complaint purports to assert claims against the Company and certain individual directors and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the individual directors and officers regarding its 32 nm technology and “Llano” product, which statements and omissions, the plaintiffs claim, allegedly operated to artificially inflate the price paid for the Company’s common stock during the period. On April 27, 2015, a similar purported shareholder derivative lawsuit captioned Christopher Hamilton and David Hamilton v. Barnes, et al., Case No. 5:15-cv-01890 (Hamilton) was filed against the Company (as a nominal defendant only) and certain of its directors and officers in the United States District Court for the Northern District of California.
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
The Wessels, Hamilton and Ha shareholder derivative lawsuits were stayed pending resolution of a class action lawsuit captioned Hatamian v. AMD, et al., C.A. No. 3:14-cv-00226 filed against the Company in the United States District Court for the Northern District of California (the Hatamian Lawsuit). The Hatamian Lawsuit asserted claims against the Company and certain of its officers for alleged violations of Section 10(b) of the Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 concerning certain statements regarding its 32 nm technology and “Llano” products. On October 9, 2017, the parties signed a definitive settlement agreement resolving the Hatamian Lawsuit and submitted it to the Court for approval. Under the terms of this agreement, the settlement was funded entirely by certain of the Company’s insurance carriers and the defendants continued to deny any liability or wrongdoing. On March 2, 2018, the court approved the settlement and entered a final judgment in the Hatamian Lawsuit.
On July 23, 2018, the Santa Clara Superior Court sustained the Company’s demurrer in the Wessels case, dismissing all claims in that matter with prejudice. The California Court of Appeal affirmed this decision on August 27, 2020 and issued its remittitur on September 9, 2020, which foreclosed further appeals in the state court litigation. On October 4, 2018, the district court issued an order dismissing the Hamilton and Ha amended complaints and both plaintiffs appealed. On March 16, 2020, the Ninth Circuit affirmed the district court’s dismissal of the Ha complaint and the time to seek further appeals has since expired. On the same day, the Ninth Circuit also reversed and remanded the district court’s dismissal of the Hamilton complaint for further consideration of defendants’ motion to dismiss. Following supplemental briefing, the district court entered an order on April 5, 2021 dismissing with prejudice all claims in the Hamilton action as precluded by the decision in the Wessels case.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On November 16, 2018, AMD filed answers in the Collabo and Aquila cases and filed a motion to dismiss in the Polaris case. On January 25, 2019, the Company filed amended answers and counterclaims in the Collabo and Aquila cases. On July 22, 2019, the Company’s motion to dismiss in the Polaris case was denied. On August 23, 2019, the Court held a claim construction hearing in each case. On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suite in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review of each of the patents-in-suit in those cases by the Patent Trial and Appeal Board. On February 22, 2021, February 26, 2021, and March 10, 2021, the Patent Trial and Appeal Board issued final written decisions in inter partes reviews invalidating all asserted claims of the remaining Polaris and Aquila patents.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
City of Pontiac Police and Fire Retirement System Litigation
On September 29, 2020, the City of Pontiac Police and Fire Retirement System, an AMD shareholder, filed a shareholder derivative complaint (the “Complaint”) against AMD and the members of its Board of Directors (collectively, “Defendants”) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Caldwell, et al., No. 5:20-cv-6794 (N.D. Cal.). The Complaint alleges that Defendants breached their fiduciary duties, violated Section 14(a) of the Exchange Act of 1934, and were unjustly enriched by misrepresenting the Company’s commitment to diversity, particularly with respect to the composition of the membership of AMD’s Board of Directors and senior leadership team. On December 18, 2020, Defendants filed a motion to dismiss the Complaint. On February 12, 2021, Plaintiff filed an opposition to Defendants’ motion to dismiss, and on March 12, 2021, Defendants filed a reply brief in support of the motion to dismiss.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Xilinx Acquisition Litigation
On October 26, 2020, the Company, its wholly-owned subsidiary, Thrones Merger Sub, Inc., and Xilinx, Inc. (“Xilinx”) entered a definitive agreement (the “Merger Agreement”) in which the Company will acquire Xilinx by merging Thrones Merger Sub, Inc. with and into Xilinx, with Xilinx continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Proposed Transaction”). See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information. On December 3, 2020, the Company and Xilinx filed a Registration Statement on Form S-4 (together with the joint proxy statement and prospectus contained therein, the “Registration Statement”) describing the Proposed Transaction and other related matters. On December 11, 2020, a Xilinx shareholder filed a putative class action in the New York State Supreme Court, New York County, regarding the Proposed Transaction. Nunez v. Xilinx, Case No. 656971/2020 (N.Y. Sup. Ct.) (“Nunez”). The lawsuit alleges that the Board of Directors of Xilinx breached their fiduciary duties to Xilinx shareholders in connection with the Proposed Transaction by allegedly failing to obtain fair, adequate and maximum consideration for Xilinx shareholders in connection with the Proposed Transaction and by not disclosing certain material information about the Proposed Transaction in the Registration Statement. The lawsuit asserts a single claim against the Company, alleging that it aided and abetted the Xilinx directors’ breach of their fiduciary duties. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
On December 15, 2020, a Xilinx shareholder filed a lawsuit in the United States District Court for the Southern District of New York, regarding the Proposed Transaction. Shumacher v. Xilinx, Case No. 1:20-cv-10595 (S.D.N.Y.) (“Shumacher”). The lawsuit alleges that Xilinx and its Board of Directors disseminated a false and misleading Registration Statement that omitted material information regarding the Proposed Transaction, thereby violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The lawsuit also asserts a single claim against the Company, alleging that it acted as a controlling person of Xilinx within the meaning of Section 20(a) of the Exchange Act by virtue of its supervisory control over the composition of the Registration Statement. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
On December 23, 2020, a shareholder of the Company filed a lawsuit in the United States District Court of the Southern District of New York regarding the Proposed Transaction. Vazirani v. Advanced Micro Devices, Case No. 1:20-cv-10894 (S.D.N.Y) (“Vazirani”). The lawsuit alleges that the Company and its Board of Directors disseminated a false and misleading Registration Statement that omitted material information regarding the Proposed Transaction, thereby violating Sections 14(a) and 20(a) of the Exchange Act. The lawsuit seeks to enjoin or rescind any transaction with Xilinx as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.
On March 22, 2021, the Nunez complaint was voluntarily dismissed, and on March 25, 2021, the Vazirani complaint was voluntarily dismissed. The Shumacher complaint was voluntarily dismissed on April 9, 2021.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Future Link Systems Litigation
On December 21, 2020, Future Link Systems, LLC filed a patent infringement complaint against the Company in the United States District Court for the Western District of Texas. Future Link Systems alleges that the Company infringes three U.S. patents: 7,983,888 (related to simulated PCI express circuitry); 6,363,466 (related to out of order data transactions); and 6,622,108 (related to interconnect testing). Future Link Systems seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On March 22, 2021, the Company filed its answer to Future Link Systems’ complaint and also filed counterclaims based on Future Link Systems’ breach of the parties’ pre-suit non-disclosure agreement.
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
NOTE 13 – Pending Acquisition
On October 26, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Thrones Merger Sub, Inc., a wholly-owned subsidiary of the Company (Merger sub), and Xilinx, Inc. (Xilinx), whereby Merger Sub will merge with and into Xilinx (the Merger), with Xilinx surviving such Merger as a wholly-owned subsidiary of the Company. Under the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of Xilinx (Xilinx Common Stock) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Xilinx Common Stock held directly by the Company or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of common stock of the Company and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding. As of the signing of the Merger Agreement, the transaction was valued at $35 billion. The actual valuation of the transaction could differ significantly from the estimated amount due to movements in the price of the Company’s common stock, the number of shares of Xilinx common stock outstanding on the closing date of the Merger and other factors.
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
On April 7, 2021, the Company’s and Xilinx’s stockholders voted to approve their respective proposals relating to the pending acquisition of Xilinx by the Company. The closing of the Merger is subject to customary conditions, including regulatory approval, and is currently expected to occur by the end of calendar year 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated ongoing and increased costs related to enhancing and implementing information security controls; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized over the next 12 months; all unbilled accounts receivables are expected to be billed and collected within 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; that AMD may have tax audits close in the next 12 months that could materially change the balance of the uncertain tax benefits; and the acquisition of Xilinx, Inc. is currently expected to close by the end of calendar year 2021. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth below, and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
AMD, the AMD Arrow logo, ATI, and the ATI logo, Athlon, EPYC, Radeon, Ryzen, Threadripper and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a code name for an AMD architecture, and is not a product name.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 26, 2020 and December 28, 2019, and for each of the three years for the period ended December 26, 2020 as filed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Overview
We are a global semiconductor company. Our products include x86 microprocessors (CPUs), accelerated processing units which integrate microprocessors and graphics (APUs), discrete graphics processing units (GPUs), semi-custom System-on-Chip (SOC) products and chipsets for the PC, gaming, datacenter and embedded markets. In addition, we provide development services and sell or license portions of our intellectual property portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 27, 2021 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended March 27, 2021 was $3.4 billion, a 93% increase compared to the prior year period. The increase was due to a 46% increase in Computing and Graphics net revenue and a 286% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors and Radeon™ products. The increase in Enterprise, Embedded and Semi-Custom net revenue was primarily due to higher semi-custom revenue and EPYC™ server processor revenue.
Our operating income for the three months ended March 27, 2021 was $662 million compared to operating income of $177 million for the prior year period. Our net income for the three months ended March 27, 2021 was $555 million compared to net income of $162 million for the prior year period. The increase in operating income was primarily driven by strong revenue growth which more than offset higher operating expenses. The increase in net income was primarily driven by higher operating income, partially offset by a higher income tax provision.
Cash, cash equivalents and short-term investments as of March 27, 2021 were $3.1 billion, compared to $2.3 billion as of December 26, 2020. The aggregate principal amount of our outstanding debt obligations was $314 million and $338 million as of March 27, 2021 and December 26, 2020, respectively.
During the first quarter of 2021, we expanded our mobile processor and graphics product families. In January 2021, we announced the AMD Ryzen 5000 Series Mobile Processors for the laptop market with Zen 3 core architecture designed for gamers, creators and professionals. In March 2021, we introduced the AMD Radeon RX 6700 XT graphics card built on 7 nm process technology and AMD RDNA 2 gaming architecture to deliver performance and power efficiency. We also announced our new AMD EPYC 7003 Series CPUs for high-performance computing, cloud and enterprise customers. The EPYC 7003 series processors have up to 64 Zen 3 cores per processor and per-core cache memory and also include security features through AMD Infinity Guard to help drive faster times to results and improve business outcomes. In March 2021, we also announced, as part of our AMD Ryzen mobile processor family, the AMD Ryzen PRO 5000 Series Mobile Processors with Zen 3 core architecture for business laptops. AMD Ryzen PRO Series Mobile Processors are built to provide powerful computing experiences with security features for demanding business environments like remote working.
Amid the COVID-19 pandemic, our main priority remains the health and safety of our employees. We continue to monitor and take safety measures to protect our employees and support those employees who work from home so that they can be productive. Our offices remain open to enable critical on-site business functions in accordance with local government guidelines and the majority of our employees in China and Singapore now work on site subject to local government health measures. However, in most other geographies, the majority of our employees continued to work from home during the first quarter of 2021. The current COVID-19 pandemic continues to impact our business operations and practices, and while we expect that it may continue to impact our business, we experienced limited financial disruption during the first quarter of 2021. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands.
As part of our strategy to establish AMD as the industry’s high performance computing leader, we announced in October 2020 that we entered into a definitive agreement to acquire Xilinx, Inc. in an all-stock transaction. On April 7, 2021, our stockholders and Xilinx’s stockholders voted to approve their respective proposals relating to the pending acquisition of Xilinx by AMD. The closing of the Merger is subject to customary conditions, including regulatory approval, and is currently expected to occur by the end of calendar year 2021.
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
Additional information on our reportable segments is contained in Note 11—Segment Reporting of the notes to condensed consolidated financial statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,100	$1,438
Enterprise, Embedded and Semi-Custom	1,345	348
Total net revenue	$3,445	$1,786
Operating income (loss):
Computing and Graphics	$485	$262
Enterprise, Embedded and Semi-Custom	277	(26)
All Other	(100)	(59)
Total operating income	$662	$177
Computing and Graphics
Computing and Graphics net revenue of $2.1 billion for the three months ended March 27, 2021 increased by 46%, compared to net revenue of $1.4 billion for the prior year period, primarily as a result of a 12% increase in unit shipments and a 32% increase in average selling price. The increase in unit shipments was primarily due to higher demand for our Ryzen processors. The increase in average selling price was primarily driven by a richer mix of Ryzen and Radeon processors.
Computing and Graphics operating income was $485 million for the three months ended March 27, 2021, compared to operating income of $262 million for the prior year period. The increase in operating income was primarily driven by the margin contribution from higher sales which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $1.3 billion for the three months ended March 27, 2021 increased by 286%, compared to net revenue of $348 million for the prior year period, primarily driven by higher semi-custom revenue and higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating income was $277 million for the three months ended March 27, 2021 compared to operating loss of $26 million for the prior year period. The increase in operating income was due to the higher revenue which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
All Other
All Other operating loss of $100 million for the three months ended March 27, 2021 consisted of $85 million of stock-based compensation expense and $15 million of acquisition-related costs. All Other operating loss of $59 million for the prior year period consisted of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 76% for the three months ended March 27, 2021 and 82% for the prior year period. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions except for percentages)
Net revenue	$3,445	$1,786
Cost of sales	1,858	968
Gross profit	1,587	818
Gross margin	46%	46%
Research and development	610	442
Marketing, general and administrative	319	199
Licensing gain	(4)	—
Interest expense	(9)	(13)
Other income (expense), net	(11)	4
Income tax provision	89	6
Equity income in investee	2	—
Gross Margin
Gross margin was 46% for the three months ended March 27, 2021 and March 28, 2020. During the three months ended March 27, 2021, the higher gross margin from the richer mix of our Ryzen, Radeon and EPYC processors sales was offset by a higher proportion of sales of our semi-custom products, which have a lower gross margin than the Company’s average.
Expenses
Research and Development Expenses
Research and development expenses of $610 million for the three months ended March 27, 2021 increased by $168 million, or 38%, compared to $442 million for the prior year period. The increase was primarily driven by an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments due to an increase in headcount and higher annual employee incentives driven by improved financial performance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $319 million for the three months ended March 27, 2021 increased by $120 million, or 60%, compared to $199 million for the prior year period. The increase was primarily due to an increase in go-to-market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments, an increase in headcount and higher annual employee incentives driven by improved financial performance. In addition, we incurred $15 million of acquisition-related costs for the three months ended March 27, 2021 in connection with our pending acquisition of Xilinx, Inc.
Licensing Gain
During the three months ended March 27, 2021, we recognized $4 million of royalty income associated with the licensed IP to THATIC JV.
Interest Expense
Interest expense for the three months ended March 27, 2021 was $9 million compared to $13 million for the prior year period. The decrease was due to lower debt balances as a result of conversions by the holders of our 2.125% Convertible Senior Notes due 2026.

Other Income (Expense), Net
Other expense, net was $11 million for the three months ended March 27, 2021, compared to $4 million of Other income, net for the prior year period. The change was primarily due to an impairment charge of $8 million associated with an equity investment and a loss on conversion of our convertible debt instruments of $6 million in the current period.
Income Tax Provision
We recorded an income tax provision of $89 million and $6 million for the three months ended March 27, 2021 and March 28, 2020, respectively, representing effective tax rates of 13.8% and 3.3%, respectively.
The increase in income tax expense and effective tax rate in the current year period was due to significantly higher income in the United States, partially offset by the foreign derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period was due to a full valuation allowance in the United States during 2020, a significant portion of which was released by us in the fourth quarter of 2020.
As of March 27, 2021, we continue to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to lack of sufficient sources of taxable income.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 27, 2021, our cash, cash equivalents and short-term investments were $3.1 billion, compared to $2.3 billion as of December 26, 2020. The percentage of cash, cash equivalents and short-term investments held domestically were 93% and 94% as of March 27, 2021 and December 26, 2020, respectively.
Our operating, investing and financing activities for the three months ended March 27, 2021 compared to the prior year period are as described below:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In millions)
Net cash provided by (used in):
Operating activities	$898	$(65)
Investing activities	(722)	(73)
Financing activities	(8)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$168	$(136)
Our aggregate principal debt obligations were $314 million and $338 million as of March 27, 2021 and December 26, 2020, respectively.
We believe our cash, cash equivalents and short-term investments along with our Revolving Credit Facility will be sufficient to fund current and long-term operations, including capital expenditures, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $898 million in the three months ended March 27, 2021, primarily due to our net income of $555 million, adjusted for non-cash and non-operating charges of $286 million and net cash inflows of $57 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $466 million increase in accounts payable due to timing of payments to our suppliers, partially offset by a $112 million increase in accounts receivable driven primarily by higher revenue in the first quarter of 2021 compared to the fourth quarter of 2020, and a $254 million increase in inventories driven by an increase in product build in support of customer demand.
Net cash used in operating activities was $65 million for the three months ended March 28, 2020, primarily due to our net income of $162 million, adjusted for non-cash and non-operating charges of $162 million and net cash outflows of $389 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $369 million decrease in accounts payable due to timing of payments to our suppliers and a $74 million increase in inventories primarily driven by an increase in product build in support of customer demand, partially offset by a $168 million decrease in accounts receivable driven primarily by lower revenue in the first quarter of 2020 compared to the fourth quarter of 2019.
Investing Activities
Net cash used in investing activities was $722 million for the three months ended March 27, 2021 which primarily consisted of $858 million for purchases of short-term investments and $66 million for purchases of property and equipment, partially offset by $200 million for maturities of short-term investments.
Net cash used in investing activities was $73 million for the three months ended March 28, 2020 which primarily consisted of $55 million for purchases of short-term investments and $55 million for purchases of property and equipment, partially offset by $37 million for maturities of available-for-sale debt securities.
Financing Activities
Net cash used in financing activities was $8 million for the three months ended March 27, 2021, which primarily consisted of common stock repurchases for tax withholding on employee equity plans of $10 million, partially offset by a cash inflow of $2 million from exercises of stock options under our employee equity plans.
Net cash provided by financing activities was $2 million for the three months ended March 28, 2020, which primarily consisted of a cash inflow of $3 million from exercises of stock options under our employee equity plans.
Contractual Obligations
There were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
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
Management believes there have been no significant changes for the three months ended March 27, 2021 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 26, 2020.

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
As of March 27, 2021, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for the three months ended March 27, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 12—Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

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
•Our revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customer’s products and the success of those products.
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
•Our reliance on third-party distributors and add-in-board (AIB) partners subjects us to certain risks.
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
Legal and Regulatory Risks
•Government actions and regulations such as export administration regulations, tariffs, and trade protection measures may limit our ability to export our products to certain customers.
•If we cannot realize our deferred tax assets, our results of operations would be adversely affected.
•Our business is subject to potential tax liabilities, including as a result of tax regulation changes.
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
•Our ability to complete the Merger is subject to closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the Merger not to be completed.
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
We have experienced some disruptions to parts of our supply chain as the result of COVID-19. We continue to monitor demand signals as we adjust our supply chain requirements based on changing customer needs and demands. We may also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19. If the supply of our products to customers is delayed, reduced or canceled due to disruptions encountered by our third-party manufacturing, suppliers or vendors as a result of facility closures, border and port closures, and mobility limitations put on their workforces, it could have a material adverse effect on our business.
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

The extent to which COVID-19 impacts our business and financial results will depend on future developments, which are unpredictable and highly uncertain, including the continued spread, duration and severity of the outbreak, the breadth and duration of business disruptions related to COVID-19, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken throughout the world to contain COVID-19. The prolonged effect of COVID-19 could materially adversely impact our business, financial condition and results of operations.
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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel is seeking to expand its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing segments, which may negatively impact our ability to compete in these computing segments. We also face competition from companies that use competing computing architectures and platforms like the ARM architecture. Increased adoption of ARM-based semiconductor designs could lead to further growth and development of the ARM ecosystem.
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
Our revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customer’s products and the success of those products.
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
The products that we sell are complex and may be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may also depend on third parties, such as customers, vendors and end users, to deploy our mitigations or create their own, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We have and may in the future be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or financial results.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. For instance, we have experienced and continue to experience increased demand for our products. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business.
Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For instance, our customers may experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers), memory and other components that our customers utilize to support and/or use our microprocessor, GPU and APU offerings. We also rely on our AIB partners to support our GPU and APU products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, manufacture or production of current or future products that are based on or support our products, our business could be materially adversely affected.
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
Legal and Regulatory Risks
Government actions and regulations such as export administration regulations, tariffs, and trade protection measures may limit our ability to export our products to certain customers.
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
Our business is subject to potential tax liabilities, including as a result of tax regulation changes.
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
For example, on October 26, 2020, we, along with a direct wholly-owned subsidiary of ours, entered into an Agreement and Plan of Merger (the Merger Agreement) with Xilinx, Inc. (Xilinx), whereby we agreed to acquire Xilinx (the Merger). We entered into the Merger Agreement with the belief that the Merger will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations. Achieving these anticipated benefits will depend on successfully combining our and Xilinx’s businesses together. It is not certain that Xilinx’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: failure to obtain applicable regulatory approval in a timely manner or otherwise; failure to satisfy other closing conditions to the Merger; our inability to integrate or benefit from Xilinx’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities associated with the Merger; failure to leverage the increased scale of the combined businesses quickly and effectively; coordinating and integrating in countries in which we have not previously operated; the potential impact of the Merger on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, Xilinx’s employees, vendors, suppliers and customers; adverse changes in general economic conditions in regions in which we and Xilinx operate; potential litigation associated with the Merger; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in attracting and retaining key personnel; and difficulties with harmonizing our and Xilinx’s financial reporting systems. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Merger may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact the combined company. If we cannot successfully integrate our and Xilinx’s businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
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
Our ability to complete the Merger is subject to closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the Merger not to be completed.
The Merger is subject to a number of closing conditions as specified in the Merger Agreement. These include, among others, the receipt of approvals under certain competition laws and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Also, if a settlement or other resolution is not reached in any legal proceedings that have been, or might be, instituted against us, our directors, Xilinx or its directors relating to the transactions contemplated by the Merger Agreement and the plaintiffs in such proceedings secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or Xilinx’s ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner, or at all. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. We cannot provide any assurances that these conditions will not result in the abandonment or delay of the Merger. The occurrence of any of these events could have a material adverse effect on our results of operations and the trading price of our common stock. Additionally, under the Merger Agreement, Xilinx will be required to pay a termination fee to us equal to $1 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because Xilinx’s board of directors has changed its recommendation. We will be required to pay a termination fee to Xilinx equal to $1.5 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because our board of directors has changed its recommendation. We will be required to pay a termination fee equal to $1 billion if the Merger Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals by October 26, 2021 (subject to automatic extension first to January 26, 2022 and then to April 26, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).
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
The indenture governing our 7.50% Senior Notes due 2022 (7.50% Notes) contains various covenants which limit our ability to, among other things: make certain investments, including investments in our unrestricted subsidiaries; and consolidate or merge or sell our assets as an entirety or substantially as an entirety.
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
Our total debt principal amount outstanding as of March 27, 2021 was $314 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
Upon a change of control, we will be required to offer to repurchase all of our 7.50% Notes and 2.125% Notes then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date. In addition, a change of control would be an event of default under our Revolving Credit Facility. As of March 27, 2021, $314 million principal amount of our Notes was outstanding and we had $13 million of letters of credit outstanding under our Revolving Credit Facility. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our outstanding notes and prepay all of our outstanding obligations under our Revolving Credit Facility.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 76% for the three months ended March 27, 2021. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons, droughts, fires and volcanic eruptions that disrupt manufacturing or other operations. For example, our Santa Clara operations are located near major earthquake fault lines in California. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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

We issued warrants dated March 29, 2021 to purchase 67,586 shares, of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on March 29, 2024.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Restricted Stock Unit Share Withholding
During the fiscal quarter ended March 27, 2021, we paid approximately $10 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.1 million shares of common stock from employees in connection with such net share settlement at an average price of $92.43 per share. These shares may be deemed to be “issuer purchases” of shares.

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

ADVANCED MICRO DEVICES, INC.

April 28, 2021	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer