Form 10-Q
period 2021-06-26
ADVANCED MICRO DEVICES INC
filed 2021-07-28
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 23, 2021: 1,212,965,282

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions, except per share amounts)
Net revenue	$3,850	$1,932	$7,295	$3,718
Cost of sales	2,020	1,084	3,878	2,052
Gross profit	1,830	848	3,417	1,666

Research and development	659	460	1,269	902
Marketing, general and administrative	341	215	660	414
Licensing gain	(1)	—	(5)	—
Operating income	831	173	1,493	350

Interest expense	(10)	(14)	(19)	(27)
Other income (expense), net	—	1	(11)	5
Income before income taxes and equity income	821	160	1,463	328

Income tax provision	113	4	202	10
Equity income in investee	2	1	4	1
Net income	$710	$157	$1,265	$319

Earnings per share
Basic	$0.58	$0.13	$1.04	$0.27
Diluted	$0.58	$0.13	$1.03	$0.27
Shares used in per share calculation
Basic	1,216	1,174	1,214	1,172
Diluted	1,232	1,227	1,231	1,225
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Net income	$710	$157	$1,265	$319
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	1	10	(10)	(4)
Total comprehensive income	$711	$167	$1,255	$315
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 26, 2021	December 26, 2020
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,623	$1,595
Short-term investments	1,170	695
Accounts receivable, net	2,020	2,066
Inventories	1,765	1,399
Receivables from related parties	6	10
Prepaid expenses and other current assets	234	378
Total current assets	7,818	6,143
Property and equipment, net	671	641
Operating lease right-of-use assets	247	208
Goodwill	289	289
Investment: equity method	67	63
Deferred tax assets	1,090	1,245
Other non-current assets	509	373
Total assets	$10,691	$8,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836	$468
Payables to related parties	36	78
Accrued liabilities	1,911	1,796
Other current liabilities	109	75
Total current liabilities	2,892	2,417
Long-term debt, net	313	330
Long-term operating lease liabilities	240	201
Other long-term liabilities	181	177
Commitments and Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,223 and 1,217; shares outstanding: 1,213 and 1,211	12	12
Additional paid-in capital	10,795	10,544
Treasury stock, at cost (shares held: 10 and 6)	(401)	(131)
Accumulated deficit	(3,348)	(4,605)
Accumulated other comprehensive income	7	17
Total stockholders’ equity	7,065	5,837
Total liabilities and stockholders’ equity	$10,691	$8,962

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 26, 2021	June 27, 2020
	(In millions)
Cash flows from operating activities:
Net income	$1,265	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	140
Stock-based compensation	168	119
Amortization of debt discount and issuance costs	3	8
Amortization of operating lease right-of-use assets	25	20
Loss on debt conversion	6	—
Loss on sale/disposal of property and equipment	19	26
Deferred income taxes	145	1
Impairment of investment	8	—
Other	(4)	7
Changes in operating assets and liabilities:
Accounts receivable, net	46	64
Inventories	(366)	(342)
Receivables from related parties	4	10
Prepaid expenses and other assets	(55)	(12)
Payables to related parties	(42)	(21)
Accounts payable	346	(201)
Accrued liabilities and other	90	40
Net cash provided by operating activities	1,850	178
Cash flows from investing activities:
Purchases of property and equipment	(130)	(146)
Purchases of short-term investments	(1,130)	(55)
Proceeds from maturity of short-term investments	655	92
Other	2	—
Net cash used in investing activities	(603)	(109)
Cash flows from financing activities:
Proceeds from short-term debt borrowing	—	200
Proceeds from sales of common stock through employee equity plans	51	42
Repurchases of common stock	(256)	—
Common stock repurchases for tax withholding on employee equity plans	(14)	(1)
Other	—	(1)
Net cash provided by (used in) financing activities	(219)	240
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,028	309
Cash, cash equivalents, and restricted cash at beginning of period	1,595	1,470
Cash, cash equivalents, and restricted cash at end of period	$2,623	$1,779
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$41	$52
Issuance of common stock to settle convertible debt	$25	$—
Transfer of assets for acquisition of property and equipment	$37	$41

Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$77	$30
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,623	$1,775
Restricted cash included in Prepaid expenses and other current assets	—	4
Total cash, cash equivalents, and restricted cash	$2,623	$1,779
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Capital stock:
Common stock
Balance, beginning of period	$12	$12	$12	$12
Balance, end of period	$12	$12	$12	$12
Additional paid-in capital
Balance, beginning of period	$10,658	$10,026	$10,544	$9,963
Common stock issued under employee equity plans	49	39	51	42
Stock-based compensation	83	60	168	119
Issuance of common stock to settle convertible debt	1	—	25	—
Issuance of common stock warrant	4	2	7	3
Balance, end of period	$10,795	$10,127	$10,795	$10,127
Treasury stock
Balance, beginning of period	$(141)	$(54)	$(131)	$(53)
Repurchases of common stock	(256)	—	(256)	—
Common stock repurchases for tax withholding on employee equity plans	(4)	—	(14)	(1)
Balance, end of period	$(401)	$(54)	$(401)	$(54)

Accumulated deficit:
Balance, beginning of period	$(4,058)	$(6,933)	$(4,605)	$(7,095)
Cumulative effect of adoption of accounting standard	—	—	(8)	—
Net income	710	157	1,265	319
Balance, end of period	$(3,348)	$(6,776)	$(3,348)	$(6,776)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$6	$(14)	$17	$—
Other comprehensive income (loss)	1	10	(10)	(4)
Balance, end of period	$7	$(4)	$7	$(4)

Total stockholders' equity	$7,065	$3,305	$7,065	$3,305
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 26, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2021 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and six months ended June 26, 2021 and June 27, 2020 each consisted of 13 weeks and 26 weeks, respectively.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects of accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021, which resulted in the recognition of an immaterial deferred tax liability.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity by eliminating some of the models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and enhances disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The standard is effective for fiscal years beginning after December 15, 2021, and can be adopted through either a modified retrospective method with a cumulative effect adjustment to opening accumulated deficit or a full retrospective method. The Company does not expect the adoption of this standard to result in a material impact to its consolidated financial statements.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

NOTE 3 – Supplemental Financial Statement Information
Short-term Investments

	June 26, 2021	December 26, 2020
	(In millions)
Commercial paper	$993	$295
Time deposits	177	400
Total short-term investments	$1,170	$695
Accounts Receivable, net
As of June 26, 2021 and December 26, 2020, Accounts receivable, net included unbilled accounts receivable of $158 million and $123 million, respectively. Unbilled receivables primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within 12 months.
Inventories

	June 26, 2021	December 26, 2020
	(In millions)
Raw materials	$129	$93
Work in process	1,408	1,139
Finished goods	228	167
Total inventories	$1,765	$1,399
Property and Equipment, net

	June 26, 2021	December 26, 2020
	(In millions)
Leasehold improvements	$184	$208
Equipment	1,342	1,209
Construction in progress	150	136
Property and equipment, gross	1,676	1,553
Accumulated depreciation	(1,005)	(912)
Total property and equipment, net	$671	$641
Other Non-Current Assets

	June 26, 2021	December 26, 2020
	(In millions)
Software technology and licenses, net	$204	$229
Other	305	144
Total other non-current assets	$509	$373

Accrued Liabilities

	June 26, 2021	December 26, 2020
	(In millions)
Accrued marketing programs and advertising expenses	$855	$839
Accrued compensation and benefits	417	513
Other accrued and current liabilities	639	444
Total accrued liabilities	$1,911	$1,796
Revenue
Revenue allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of June 26, 2021 was $281 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, IP licensing and product revenue. The Company expects to recognize $170 million of revenue allocated to remaining performance obligations in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 22% of the Company’s revenue for both three and six months ended June 26, 2021 and 9% and 7% for the three and six months ended June 27, 2020, respectively.
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
The Company’s purchases from the ATMP JV during the three and six months ended June 26, 2021 amounted to $270 million and $516 million, respectively. The Company’s purchases from the ATMP JV during the three and six months ended June 27, 2020 amounted to $204 million and $355 million, respectively. As of June 26, 2021 and December 26, 2020, the amounts payable to the ATMP JV were $36 million and $78 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and six months ended June 26, 2021 amounted to $9 million and $19 million, respectively. The Company’s resales to the ATMP JV during the three and six months ended June 27, 2020 amounted to $8 million and $15 million, respectively. As of June 26, 2021 and December 26, 2020, the Company’s receivables from the ATMP JV were $6 million and $10 million, respectively, and were included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and six months ended June 26, 2021, the Company recorded a gain of $2 million and $4 million in Equity income in investee on its condensed consolidated statements of operations, respectively. As of June 26, 2021 and December 26, 2020, the carrying value of the Company’s investment in the ATMP JV was $67 million and $63 million, respectively.

THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both June 26, 2021 and December 26, 2020, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and six months ended June 26, 2021, the Company recognized $1 million and $5 million of licensing gain from royalty income under the agreement, respectively. As of both June 26, 2021 and December 26, 2020, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 5 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of June 26, 2021 and December 26, 2020 consisted of the following:

	June 26, 2021	December 26, 2020
	(In millions)
7.50% Senior Notes Due 2022 (7.50% Notes)	$312	$312
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	26
Total debt (principal amount)	313	338
Unamortized debt discount and issuance costs	—	(8)
Total long-term debt, net	$313	$330
2.125% Convertible Senior Notes Due 2026
In September 2016, the Company issued $805 million in aggregate principal amount of 2.125% Convertible Senior Notes due 2026. The 2.125% Notes are general unsecured senior obligations of the Company.
During the six months ended June 26, 2021, holders of the 2.125% Notes converted $25 million principal amount of notes, in exchange for which the Company issued approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $6 million from these conversions in Other income (expense), net on its condensed consolidated statements of operations. As of June 26, 2021, the outstanding aggregate principal amount of the 2.125% Notes was $1 million.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due August 15, 2022. As of June 26, 2021, the outstanding aggregate principal amount of the 7.50% Notes was $312 million.
Revolving Credit Facility
The Company is party to a $500 million unsecured revolving credit facility (the Revolving Credit Facility), including a $50 million swingline sub-facility and a $75 million sublimit for letters of credit pursuant to a credit agreement with a syndicate of banks. The Revolving Credit Facility expires in June 2024. Borrowings under the Revolving Credit Facility bear interest at either the LIBOR rate or the base rate at the Company’s option (in each case, as customarily defined) plus an applicable margin. As of June 26, 2021, there were no borrowings outstanding under the Revolving Credit Facility and the Company was in compliance with all required covenants. As of June 26, 2021, the Company had $13 million of letters of credit outstanding under the Revolving Credit Facility.

NOTE 6 – Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis
As of June 26, 2021, the Company had $200 million of cash equivalent in money market funds, which are classified within Level 1, and $100 million of cash equivalent in commercial paper, which are classified within Level 2. The money market funds are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. The commercial paper is classified within Level 2 as its fair value estimates were based on quoted prices for comparable instruments.
As of June 26, 2021 and December 26, 2020, the Company had $993 million and $295 million of commercial paper, respectively, included in Short-term investments on the Company’s condensed consolidated balance sheets. The commercial paper is classified within Level 2 as its fair value estimates were based on quoted prices for comparable instruments.
As of June 26, 2021 and December 26, 2020, the Company also had approximately $65 million and $46 million, respectively, of investments in mutual funds held in a Rabbi trust established for the Company’s deferred compensation plan, which were included in Other non-current assets on the Company’s condensed consolidated balance sheets. These investments are classified within Level 1 because they are valued using quoted prices for identical instruments in active markets. The Company is restricted from accessing these investments.
Financial Instruments Recorded at Fair Value on a Non-recurring Basis
During the six months ended June 26, 2021, the Company recorded in Other income (expense), net an impairment charge of $8 million associated with an equity investment.
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its long-term debt. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	June 26, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt, net	$313	$351	$330	$642
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets The estimated fair value of the 2.125% Notes takes into account the current value of the Company’s stock price compared to the initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s time deposits, accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of June 26, 2021 and December 26, 2020, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $819 million and $501 million, respectively. The fair value of these contracts was not material as of June 26, 2021 and December 26, 2020.

Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of June 26, 2021 and December 26, 2020, the notional values of these outstanding contracts were $132 million and $254 million, respectively. The fair value of these contracts was not material as of June 26, 2021 and December 26, 2020.
NOTE 7 – Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$6	$(14)	$17	$—
Net unrealized gains (losses) arising during the period	11	5	11	(12)
Net (gains) losses reclassified into income during the period	(9)	5	(19)	8
Tax effect	(1)	—	(2)	—
Total other comprehensive income (loss)	1	10	(10)	(4)
Ending balance	$7	$(4)	$7	$(4)
NOTE 8 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$710	$157	$1,265	$319
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	—	3	—	7
Net income for diluted earnings per share	$710	$160	$1,265	$326
Denominator
Basic weighted average shares	1,216	1,174	1,214	1,172
Effect of potentially dilutive shares:
Employee equity plans and warrants	16	22	17	22
2.125% Notes	—	31	—	31
Diluted weighted average shares	1,232	1,227	1,231	1,225
Earnings per share:
Basic	$0.58	$0.13	$1.04	$0.27
Diluted	$0.58	$0.13	$1.03	$0.27

NOTE 9 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Balance, beginning of period	1,215	1,171	1,211	1,170
Common stock issued under employee equity plans	1	3	2	4
Issuance of common stock to settle convertible debt	—	—	3	—
Repurchase of common stock	(3)	—	(3)	—
Balance, end of period	1,213	1,174	1,213	1,174
Stock Repurchase Program
In May 2021, the Company’s Board of Directors approved a stock repurchase program authorizing up to $4 billion of repurchases of the Company’s outstanding common stock (the Repurchase Program). During the three and six months ended June 26, 2021, the Company repurchased 3 million shares of its common stock under the Repurchase Program, for a total cash outlay of $256 million. As of June 26, 2021, $3.7 billion remains available for future stock repurchases under this program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Cost of sales	$1	$2	$2	$4
Research and development	53	37	108	74
Marketing, general and administrative	29	21	58	41
Total stock-based compensation expense before income taxes	83	60	168	119
Income tax benefit	(14)	—	(27)	—
Total stock-based compensation expense after income taxes	$69	$60	$141	$119
NOTE 10 – Income Taxes
The Company recorded an income tax provision of $113 million and $202 million for the three and six months ended June 26, 2021, respectively, representing effective tax rates of 13.7% and 13.8%, respectively. The Company recorded an income tax provision of $4 million and $10 million for the three and six months ended June 27, 2020, respectively, representing effective tax rates of 2.5% and 3.0%, respectively.
The increase in income tax expense and effective tax rate was due to significantly higher income in the United States in the current period, partially offset by the foreign-derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period were due to a full valuation allowance in the United States during 2020, a significant portion of which was released by the Company in the fourth quarter of 2020.

The Company’s effective tax rate for the three and six months ended June 26, 2021 and the three and six months ended June 27, 2020 was lower than the United States federal statutory rate primarily due to the tax benefits recognized for the three and six months ended June 26, 2021 discussed above, and due to the maintenance of a full valuation allowance during the three and six months ended June 27, 2020.
As of June 26, 2021, the Company continues to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to a lack of sufficient sources of taxable income.
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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,250	$1,367	$4,350	$2,805
Enterprise, Embedded and Semi-Custom	1,600	565	2,945	913
Total net revenue	$3,850	$1,932	$7,295	$3,718
Operating income (loss):
Computing and Graphics	$526	$200	$1,011	$462
Enterprise, Embedded and Semi-Custom	398	33	675	7
All Other (1)	(93)	(60)	(193)	(119)
Total operating income	$831	$173	$1,493	$350

(1)
For the three and six months ended June 26, 2021, all other operating losses included $83 million and $168 million of stock-based compensation expense and $10 million and $25 million of acquisition-related costs, respectively.
For the three and six months ended June 27, 2020, all other operating losses were related to stock-based compensation expense.

NOTE 12 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include the Company’s obligations to purchase wafers, substrates from third parties and certain software and technology licenses and IP licenses.
Total future unconditional purchase commitments as of June 26, 2021 were as follows:

Year	(In millions)
Remainder of 2021	$3,204
2022	1,154
2023	682
2024	596
2025	103
2026 and thereafter	277
Total unconditional purchase commitments	$6,016
In May 2021, the Company entered into an amendment (the “A&R Seventh Amendment”) to the Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF) to extend GF’s capacity commitment and pricing for wafer purchases at the 12 nm and 14 nm technology nodes through December 31, 2024. Specifically, GF agreed to a minimum annual capacity allocation to the Company for years 2022, 2023 and 2024. The A&R Seventh Amendment also removes all prior exclusivity commitments and provides the Company with full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. Further, the parties agreed to pricing and annual wafer purchase targets for years 2022, 2023 and 2024, and the Company agreed to pre-pay GF certain amounts for those wafers in 2022 and 2023. If the Company does not meet the annual wafer purchase target for any of these years, it will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year.
Contingencies
City of Pontiac Police and Fire Retirement System Litigation
On September 29, 2020, the City of Pontiac Police and Fire Retirement System, an AMD shareholder, filed a shareholder derivative complaint (the “Complaint”) against AMD and the members of its Board of Directors (collectively, “Defendants”) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Caldwell, et al., No. 5:20-cv-6794 (N.D. Cal.). The Complaint alleges that Defendants breached their fiduciary duties, violated Section 14(a) of the Exchange Act of 1934, and were unjustly enriched by misrepresenting the Company’s commitment to diversity, particularly with respect to the composition of the membership of AMD’s Board of Directors and senior leadership team. On December 18, 2020, Defendants filed a motion to dismiss the Complaint. On February 12, 2021, Plaintiff filed an opposition to Defendants’ motion to dismiss, and on March 12, 2021, Defendants filed a reply brief in support of the motion to dismiss. On July 1, 2021, the Court granted Defendants’ motion to dismiss, without prejudice.
Based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Future Link Systems Litigation
On December 21, 2020, Future Link Systems, LLC filed a patent infringement complaint against the Company in the United States District Court for the Western District of Texas. Future Link Systems alleges that the Company infringes three U.S. patents: 7,983,888 (related to simulated PCI express circuitry); 6,363,466 (related to out of order data transactions); and 6,622,108 (related to interconnect testing). Future Link Systems seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On March 22, 2021, the Company filed its answer to Future Link Systems’ complaint and also filed counterclaims based on Future Link Systems’ breach of the parties’ pre-suit non-disclosure agreement. On April 12, 2021, Future Link Systems filed its answer to the Company’s counterclaims. On June 3, 2021, the Company filed a motion to transfer the case to Austin, Texas.

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
On April 7, 2021, the Company’s and Xilinx’s stockholders voted to approve their respective proposals relating to the pending acquisition of Xilinx by the Company. Effective as of June 29, 2021, the United Kingdom’s Competition and Markets Authority, and effective as of June 30, 2021, the European Commission issued approvals of the Merger. The completion of the Merger remains subject to other closing conditions, including the receipt of certain approvals and clearances required under the competition laws of certain other foreign jurisdictions. The Merger is subject to customary conditions including regulatory approval and is currently expected to occur by the end of calendar year 2021.

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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 26, 2021 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended June 26, 2021 was $3.9 billion, a 99% increase compared to the prior year period. The increase was due to a 65% increase in Computing and Graphics net revenue and a 183% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ processors and Radeon™ products. The increase in

Enterprise, Embedded and Semi-Custom net revenue was primarily due to higher semi-custom revenue and EPYC™ server processor revenue.
Gross margin for the three months ended June 26, 2021 was 48% compared to gross margin of 44% for the prior year period. The increase in gross margin was primarily driven by a richer mix of sales, including high-end Ryzen, Radeon and EPYC processor sales.
Our operating income for the three months ended June 26, 2021 was $831 million compared to operating income of $173 million for the prior year period. The increase in operating income was primarily driven by strong revenue growth which more than offset higher operating expenses.
Our net income for the three months ended June 26, 2021 was $710 million compared to net income of $157 million for the prior year period. The increase in net income was primarily driven by higher operating income, partially offset by a higher income tax provision.
Cash, cash equivalents and short-term investments as of June 26, 2021 were $3.8 billion, compared to $2.3 billion as of December 26, 2020. The aggregate principal amount of our outstanding debt obligations was $313 million and $338 million as of June 26, 2021 and December 26, 2020, respectively.
During the second quarter of 2021, we introduced the new AMD Radeon RX 6000M Series Mobile Graphics designed for high-performance gaming laptops and we announced the AMD Advantage™ Design Framework to deliver best-in-class gaming experiences. AMD Advantage systems combine AMD Radeon RX 6000M Series Mobile Graphics, AMD Radeon Software and AMD Ryzen 5000 Series Mobile Processors with AMD smart technologies. We also introduced our AMD FidelityFX Super Resolution software for game developers to help deliver a high-quality, high-resolution gaming experience. In June 2021, we announced our AMD Radeon PRO W6000 series workstation graphics for professional users who have demanding architectural design workloads, ultra-high resolution media projects, complex design and engineering simulations and advanced image and video editing applications.
Amid the COVID-19 pandemic, we continue to focus on the health and safety of our employees. We monitor and take safety measures to protect our employees who are in the office and support those employees who work from home so that they can be productive. Our offices remain open to enable critical on-site business functions in accordance with local government guidelines. The majority of our employees in China and Singapore work on site subject to local government health measures and in July 2021, our US employees began to return to the office in accordance with health and safety protocols. In the other geographies in which we operate, the majority of our employees continued to work from home during the second quarter of 2021. The current COVID-19 pandemic continues to impact our business operations and practices, and while we expect that it may continue to impact our business, we experienced limited financial disruption during the second quarter of 2021.
As part of our strategy to establish AMD as the industry’s high performance computing leader, we announced in October 2020 that we entered into a definitive agreement to acquire Xilinx, Inc. in an all-stock transaction. On April 7, 2021, our stockholders and Xilinx’s stockholders voted to approve their respective proposals relating to the pending acquisition of Xilinx by AMD. Effective as of June 29, 2021, the United Kingdom’s Competition and Markets Authority, and effective as of June 30, 2021, the European Commission issued approvals of the Merger. The completion of the Merger remains subject to other closing conditions, including the receipt of certain approvals and clearances required under the competition laws of certain other foreign jurisdictions. The closing of the Merger is subject to customary conditions, including regulatory approval, and is currently expected to occur by the end of calendar year 2021.
In May 2021, we announced that our Board of Directors approved a new stock repurchase program to purchase up to $4 billion of our outstanding common stock in the open market. During the three and six months ended June 26, 2021, we repurchased 3 million shares of our common stock under the Repurchase Program, for a total cash outlay of $256 million. As of June 26, 2021, $3.7 billion remains available for future stock repurchases under this program. The repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Also in May 2021, we entered into an amendment (the A&R Seventh Amendment) to the Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF) to extend GF’s capacity commitment and pricing for wafers purchased at the 12 nm and 14 nm technology nodes by us through December 31, 2024. Specifically, GF agreed to a minimum annual capacity allocation to the Company for years 2022, 2023 and 2024. The A&R Seventh Amendment also removes all prior exclusivity commitments and provides us with full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. Further, the parties agreed to pricing and annual wafer purchase targets for years 2022, 2023 and 2024, and we agreed to pre-pay GF certain amounts for those wafers in 2022 and 2023. If we do not meet the annual wafer purchase target for any of these years, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year.
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
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,250	$1,367	$4,350	$2,805
Enterprise, Embedded and Semi-Custom	1,600	565	2,945	913
Total net revenue	$3,850	$1,932	$7,295	$3,718
Operating income (loss):
Computing and Graphics	$526	$200	$1,011	$462
Enterprise, Embedded and Semi-Custom	398	33	675	7
All Other	(93)	(60)	(193)	(119)
Total operating income	$831	$173	$1,493	$350
Computing and Graphics

Computing and Graphics net revenue of $2.3 billion for the three months ended June 26, 2021 increased by 65%, compared to net revenue of $1.4 billion for the prior year period, primarily as a result of a 5% increase in unit shipments and a 58% increase in average selling price. Computing and Graphics net revenue of $4.4 billion for the six months ended June 26, 2021 increased by 55%, compared to net revenue of $2.8 billion for the prior year period, primarily as a result of a 9% increase in unit shipments and a 44% increase in average selling price. The increase in unit shipments for both periods was primarily due to higher demand for our Ryzen processors. The increase in average selling price for both periods was primarily driven by a richer mix of client and graphics processors.
Computing and Graphics operating income was $526 million for the three months ended June 26, 2021, compared to operating income of $200 million for the prior year period. Computing and Graphics operating income was $1.0 billion for the six months ended June 26, 2021, compared to operating income of $462 million for the prior year period. The increase in operating income for both periods was primarily due to higher revenue which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $1.6 billion for the three months ended June 26, 2021 increased by 183%, compared to net revenue of $565 million for the prior year period. Enterprise, Embedded and Semi-Custom net revenue of $2.9 billion for the six months ended June 26, 2021 increased by 223%, compared to net revenue of $913 million for the prior year period. The increase for both periods was primarily driven by higher semi-custom revenue and higher sales of our EPYC server processors.
Enterprise, Embedded and Semi-Custom operating income was $398 million for the three months ended June 26, 2021 compared to operating income of $33 million for the prior year period. Enterprise, Embedded and Semi-Custom operating income was $675 million for the six months ended June 26, 2021 compared to operating income of $7 million for the prior year period. The increase in operating income for both periods was due to higher revenue which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
All Other
All Other operating loss of $93 million for the three months ended June 26, 2021 consisted of $83 million of stock-based compensation expense and $10 million of acquisition-related costs. All Other operating loss of $60 million for the prior year period consisted of stock-based compensation expense.
All Other operating loss of $193 million for the six months ended June 26, 2021 consisted of $168 million of stock-based compensation expense and $25 million of acquisition-related costs. All Other operating loss of $119 million for the prior year period consisted of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 74% and 79% for the three months ended June 26, 2021 and June 27, 2020, respectively. International sales as a percentage of net revenue were 75% and 81% for the six months ended June 26, 2021 and June 27, 2020, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(In millions except for percentages)
Net revenue	$3,850	$1,932	$7,295	$3,718
Cost of sales	2,020	1,084	3,878	2,052
Gross profit	1,830	848	3,417	1,666
Gross margin	48%	44%	47%	45%
Research and development	659	460	1,269	902
Marketing, general and administrative	341	215	660	414
Licensing gain	(1)	—	(5)	—
Interest expense	(10)	(14)	(19)	(27)
Other income (expense), net	—	1	(11)	5
Income tax provision	113	4	202	10
Equity income in investee	2	1	4	1

Gross Margin
Gross margin was 48% and 44% for the three months ended June 26, 2021 and June 27, 2020, respectively. Gross margin was 47% and 45% for the six months ended June 26, 2021 and June 27, 2020, respectively. The increase for both periods was primarily driven by a richer mix of sales, including high-end Ryzen, Radeon and EPYC processor sales.
Expenses
Research and Development Expenses
Research and development expenses of $659 million for the three months ended June 26, 2021 increased by $199 million, or 43%, compared to $460 million for the prior year period. Research and development expenses of $1,269 million for the six months ended June 26, 2021 increased by $367 million, or 41%, compared to $902 million for the prior year period. The increase for both periods was primarily driven by an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments due to an increase in headcount and higher annual employee incentives driven by our improved financial performance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $341 million for the three months ended June 26, 2021 increased by $126 million, or 59%, compared to $215 million for the prior year period. Marketing, general and administrative expenses of $660 million for the six months ended June 26, 2021 increased by $246 million, or 59%, compared to $414 million for the prior year period. The increase for both periods was primarily due to an increase in go-to-market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments, and an increase in headcount and higher annual employee incentives driven by our improved financial performance. In addition, in connection with our pending acquisition of Xilinx, Inc., we incurred $10 million and $25 million of acquisition-related costs for the three and six months ended June 26, 2021, respectively.
Licensing Gain
During the three and six months ended June 26, 2021, we recognized $1 million and $5 million, respectively, of royalty income associated with the licensed IP to the THATIC JV.
Interest Expense
Interest expense for the three months ended June 26, 2021 was $10 million compared to $14 million for the prior year period. Interest expense for the six months ended June 26, 2021 was $19 million compared to $27 million for the prior year period. The decrease for both periods was due to lower debt balances as a result of conversions by the holders of our 2.125% Convertible Senior Notes due 2026.
Other Income (Expense), Net
Other income, net for the three months ended June 26, 2021, was zero compared to $1 million of Other income, net for the prior year period. Other expense, net was $11 million for the six months ended June 26, 2021, compared to $5 million of Other income, net for the prior year period. The change was primarily due to an impairment charge of $8 million associated with an equity investment and a loss on conversion of our convertible debt instruments of $6 million in the current period.
Income Tax Provision
We recorded an income tax provision of $113 million and $4 million for the three months ended June 26, 2021 and June 27, 2020, respectively, representing effective tax rates of 13.7% and 2.5%, respectively.
The increase in income tax expense and effective tax rate in the current year period was due to significantly higher income in the United States, partially offset by the foreign-derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period was due to a full valuation allowance in the United States during 2020, a significant portion of which was released by us in the fourth quarter of 2020.
As of June 26, 2021, we continue to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section

382 or 383, separate return loss year rules, or dual consolidated loss rules. The state and foreign valuation allowance maintained is due to lack of sufficient sources of taxable income.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 26, 2021, our cash, cash equivalents and short-term investments were $3.8 billion, compared to $2.3 billion as of December 26, 2020. The percentage of cash, cash equivalents and short-term investments held domestically were 93% and 94% as of June 26, 2021 and December 26, 2020, respectively.
Our operating, investing and financing activities for the six months ended June 26, 2021 compared to the prior year period are as described below:

	Six Months Ended
	June 26, 2021	June 27, 2020
	(In millions)
Net cash provided by (used in):
Operating activities	$1,850	$178
Investing activities	(603)	(109)
Financing activities	(219)	240
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,028	$309
Our aggregate principal debt obligations were $313 million and $338 million as of June 26, 2021 and December 26, 2020, respectively.
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
Net cash provided by operating activities was $1.9 billion in the six months ended June 26, 2021, primarily due to our net income of $1.3 billion, adjusted for non-cash and non-operating charges of $562 million and net cash inflows of $23 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $346 million increase in accounts payable due to an increase in inventory purchases, a $90 million increase in accrued liabilities and other driven primarily by higher customer-related accruals, partially offset by a $366 million increase in inventories driven by an increase in product build in support of customer demand.
Net cash used in operating activities was $178 million for the six months ended June 27, 2020, primarily due to our net income of $319 million, adjusted for non-cash and non-operating charges of $321 million and net cash outflows of $462 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $342 million increase in inventories driven by an increase in product build in support of customer demand, and a $201 million decrease in accounts payable due to timing of payments to our suppliers.
Investing Activities
Net cash used in investing activities was $603 million for the six months ended June 26, 2021 which primarily consisted of $1.1 billion for purchases of short-term investments and $130 million for purchases of property and equipment, partially offset by $655 million for maturities of short-term investments.
Net cash used in investing activities was $109 million for the six months ended June 27, 2020 which primarily consisted of $146 million for purchases of property and equipment and $55 million for purchases of short-term investments, partially offset by $92 million for maturities of short-term investments.

Financing Activities
Net cash used in financing activities was $219 million for the six months ended June 26, 2021, which primarily consisted of common stock repurchases of $256 million and repurchases for tax withholding on employee equity plans of $14 million, partially offset by a cash inflow of $51 million from issuance of common stock under our employee equity plans.
Net cash provided by financing activities was $240 million for the six months ended June 27, 2020, which primarily consisted of proceeds from short-term borrowing of $200 million and from the issuance of common stock under our employee equity plans of $42 million.
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations, as of June 26, 2021, and is supplemented by the discussion following the table:

	Payment due by period
(In millions)	Total	Remainder of 2021	2022	2023	2024	2025	2026 and thereafter
Term debt (1)	$313	$—	$312	$—	$—	$—	$1
Aggregate interest obligation (2)	38	12	24	1	1	—	—
Other long-term liabilities (3)	127	19	66	20	10	9	3
Operating leases	344	34	69	62	53	44	82
Purchase obligations (4)	5,889	3,185	1,088	662	586	94	274
Total contractual obligations (5)	$6,711	$3,250	$1,559	$745	$650	$147	$360

(1)	See Note 5 – Debt and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Represents interest obligations, payable in cash, for our outstanding debt.

(3)	Amounts primarily represent future fixed and non-cancellable cash payments associated with software technology and licenses and IP licenses, including the payments due within the next 12 months.

(4)	Represents purchase obligations for goods and services where payments are based, in part, on the volume or type of services we acquire. In those cases, we only included the minimum volume of purchase obligations in the table above. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

(5)	Total amount excludes contractual obligations already recorded on our consolidated balance sheets, except for debt obligations, operating leases, and other liabilities related to software and technology licenses and IP licenses.
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
Management believes there have been no significant changes for the three and six months ended June 26, 2021 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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
As of June 26, 2021, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for the three months ended June 26, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 12—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

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
•Our operating results are subject to quarterly and seasonal sales patterns.
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
•Our revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customers’ products and the success of those products.
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
•If we cannot realize our deferred tax assets, our results of operations could be adversely affected.
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
•We may not be able to generate sufficient cash to meet our working capital requirements. Also, if we cannot generate sufficient revenue and operating cash flow, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments.
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
Uncertain global economic conditions have in the past and may in the future adversely impact our business, including, without limitation, a slowdown in the Chinese economy, one of the largest global markets for desktop and notebook PCs. Uncertainty in the worldwide economic environment may negatively impact consumer confidence and spending causing our customers to postpone purchases. In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.
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
While many of our offices around the world remain open, either because the pandemic has been contained in that location or to enable critical on-site business functions in compliance with government guidelines, we continue to have some employees work from home until further notice. It is uncertain as to when the measures put in place to attempt to contain the spread of COVID-19 will be lifted or whether there will be additional measures put into place. If COVID-19 continues to spread or if there are further waves of the virus, we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. We continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased and a small portion of our employees are at work in certain offices, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. Even when COVID-19 measures regarding mobility are lifted or modified, our employees’ ability to return to work may delay the return of our full workforce and the resumption of normal business operations.
We have experienced some disruptions to parts of our supply chain as a result of COVID-19. We may adjust our supply chain requirements based on changing customer needs and demands. We may also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19. If the supply of our products to customers is delayed, reduced or canceled due to disruptions encountered by our third-party manufacturing, suppliers or vendors as a result of facility closures, border and port closures, and mobility limitations put on their workforces, it could have a material adverse effect on our business.
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
The extent to which COVID-19 impacts our business and financial results will depend on future developments, which are unpredictable and highly uncertain, including the continued spread, duration and severity of the outbreak, the appearances of new variants of COVID-19, the breadth and duration of business disruptions related to COVID-19, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken throughout the world to contain COVID-19. The prolonged effect of COVID-19 could materially adversely impact our business, financial condition and results of operations.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®5, Microsoft® Xbox Series S and Microsoft® Xbox Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China and South Korea have instituted restrictions on cryptocurrency trading and the valuations of the currencies, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries may create, or in the case of China are creating, their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.

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
We utilize third-party wafer foundries to fabricate the silicon wafers for all of our products. We rely on Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of all wafers for our 7 nanometer (nm) products, and we rely primarily on GLOBALFOUNDRIES Inc. (GF) for wafers for products manufactured at process nodes larger than 7 nm. We also rely on third-party manufacturers to assemble, test, mark and pack (ATMP) our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.
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
We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and ATMP products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice, require prepayments, or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.
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
We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and is in place until 2024. In May 2021, we entered into an amendment (the “A&R Seventh Amendment”) to the WSA that modifies certain terms applicable to wafer purchases at the 12 nm and 14 nm technology nodes by us. GF agreed to a minimum annual capacity allocation to us for years 2022, 2023 and 2024. The A&R Seventh Amendment also removes all prior exclusivity commitments and provides us with full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. Further, the parties agreed to pricing and new annual wafer purchase targets for years 2022, 2023 and 2024, and we agreed to pre-pay GF certain amounts for those wafers in 2022 and 2023. If we do not meet the annual wafer purchase target for any of these years, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.
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

We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. If we are unable to procure a stable supply of substrates on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments with some of our substrate suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure the required volume of substrates and to meet customer demand. Conversely, a decrease in customer demand could result in excess substrate inventory and an increase in our production costs. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries or manufacturing suppliers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes our next-generation AMD Ryzen™, AMD Radeon™ and AMD EPYC™ processors using 7 nm process technology. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
Our revenue from our semi-custom SoC products is dependent upon our semi-custom SoC products being incorporated into customers’ products and the success of those products.
The revenue that we receive from our semi-custom SoC products is in the form of non-recurring engineering fees charged to third parties for design and development services and revenue received in connection with sales of our semi-custom SoC products to these third parties. As a result, our ability to generate revenue from our semi-custom products depends on our ability to secure customers for our semi-custom design pipeline, our customers’ desire to pursue the project and our semi-custom SoC products being incorporated into those customers’ products. Any revenue from sales of our semi-custom SoC products is directly related to sales of the third-party’s products and reflective of their success in the market. Moreover, we have no control over the marketing efforts of these third parties, and we cannot make any assurances that sales of their products will be successful in current or future years. Consequently, the semi-custom SoC product revenue expected by us may not be fully realized and our operating results may be adversely affected.
Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
The products that we sell are complex and may be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may depend on vendors to create mitigations to their technology that we incorporate into our products and they may delay or decline to make such mitigations. We may also depend on third parties, such as customers and end users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We have and may in the future be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or financial results.
IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. We believe that companies like AMD have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, business and system disruption attacks, and other attempts to gain unauthorized access. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational and cybersecurity risks to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
Our total debt principal amount outstanding as of June 26, 2021 was $313 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
We may not be able to generate sufficient cash to meet our working capital requirements. Also, if we cannot generate sufficient revenue and operating cash flow, we may face a cash shortfall and be unable to make all of our planned investments in research and development or other strategic investments.
Our ability to generate sufficient cash to meet our working capital requirements will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic, financial and business conditions along with other factors, many of which are beyond our control. We cannot assure you that we will be able to generate cash flow in amounts sufficient to enable us to meet our working capital requirements. If we are not able to generate sufficient cash flow from operations, we may be required to sell assets or equity, reduce expenditures, refinance all or a portion of our existing debt or obtain additional financing.
In addition, our ability to fund research and development expenditures depends on generating sufficient revenue and cash flow from operations and the availability of external financing, if necessary. Our research and development expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. If new competitors, technological advances by existing competitors, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline.
Our inability to generate sufficient cash from operations may require us to abandon projects or curtail planned investments in research and development or other strategic initiatives. If we curtail planned investments in research and development or abandon projects, our products may fail to remain competitive and our business would be materially adversely affected.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 74% and 75% for the three and six months ended June 26, 2021, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, typhoons, droughts, fires, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our Santa Clara operations are located near major earthquake fault lines in California. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
Our stock price has experienced price and volume fluctuations and could be subject to wide fluctuations in the future. The trading price of our stock may fluctuate widely due to various factors including actual or anticipated fluctuations in our financial conditions and operating results, changes in financial estimates by us or financial estimates and ratings by securities analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, inflation, news regarding our products or products of our competitors, and broad market and industry fluctuations. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, volatility in our stock price could adversely affect our business and financing opportunities.
In May 2021, we announced that our Board of Directors approved a new stock repurchase program to purchase up to $4 billion of our outstanding common stock in the open market. This repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
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

We issued warrants dated June 28, 2021 to purchase 107,314 shares, of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on June 28, 2024.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In May 2021, we announced that our Board of Directors approved a new stock repurchase program to purchase up to $4 billion of our outstanding common stock in the open market. We expect to fund repurchases through cash generated from operations which have been strengthened by our strong operational results. Our stock repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the three months ended June 26, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In millions, except shares and per share data)
March 28, 2021 - April 24, 2021	—	$—	—	$—
April 25, 2021 - May 22, 2021	386,649	$77.59	386,649	$3,970
May 23, 2021 - June 26, 2021	2,848,247	$79.35	3,234,896	$3,744
Total	3,234,896
Equity Award Share Withholding
During the six months ended June 26, 2021, we paid approximately $14 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.2 million shares of common stock from employees in connection with such net share settlement at an average price of $87.54 per share. These shares may be deemed to be “issuer purchases” of shares.

 ITEM 6. EXHIBITS

*10.1	Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
*10.2	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan.
*10.3	Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan.
**10.4	Amended and Restated Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of May 12, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_____________________
*Management contracts and compensatory plans or arrangements.
**Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

July 28, 2021	By:	/s/Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer