Form 10-Q
period 2021-09-25
ADVANCED MICRO DEVICES INC
filed 2021-10-27
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 22, 2021: 1,207,610,455

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions, except per share amounts)
Net revenue	$4,313	$2,801	$11,608	$6,519
Cost of sales	2,227	1,571	6,105	3,623
Gross profit	2,086	1,230	5,503	2,896

Research and development	765	508	2,034	1,410
Marketing, general and administrative	376	273	1,036	687
Licensing gain	(3)	—	(8)	—
Operating income	948	449	2,441	799

Interest expense	(7)	(11)	(26)	(38)
Other income (expense), net	62	(37)	51	(32)
Income before income taxes and equity income	1,003	401	2,466	729

Income tax provision	82	12	284	22
Equity income in investee	2	1	6	2
Net income	$923	$390	$2,188	$709

Earnings per share
Basic	$0.76	$0.33	$1.80	$0.60
Diluted	$0.75	$0.32	$1.78	$0.59
Shares used in per share calculation
Basic	1,214	1,184	1,214	1,176
Diluted	1,230	1,215	1,231	1,208
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Net income	$923	$390	$2,188	$709
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(7)	9	(17)	5
Total comprehensive income	$916	$399	$2,171	$714
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 25, 2021	December 26, 2020
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,440	$1,595
Short-term investments	1,168	695
Accounts receivable, net	2,224	2,066
Inventories	1,902	1,399
Receivables from related parties	5	10
Prepaid expenses and other current assets	249	378
Total current assets	7,988	6,143
Property and equipment, net	717	641
Operating lease right-of-use assets	284	208
Goodwill	289	289
Investment: equity method	69	63
Deferred tax assets	1,036	1,245
Other non-current assets	770	373
Total assets	$11,153	$8,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,048	$468
Payables to related parties	36	78
Accrued liabilities	2,048	1,796
Short-term debt, net	312	—
Other current liabilities	120	75
Total current liabilities	3,564	2,417
Long-term debt, net	1	330
Long-term operating lease liabilities	269	201
Other long-term liabilities	183	177
Commitments and Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,230 and 1,217; shares outstanding: 1,212 and 1,211	12	12
Additional paid-in capital	10,905	10,544
Treasury stock, at cost (shares held: 18 and 6)	(1,356)	(131)
Accumulated deficit	(2,425)	(4,605)
Accumulated other comprehensive income	—	17
Total stockholders’ equity	7,136	5,837
Total liabilities and stockholders’ equity	$11,153	$8,962

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(In millions)
Cash flows from operating activities:
Net income	$2,188	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	222
Stock-based compensation	267	195
Amortization of debt discount and issuance costs	4	12
Amortization of operating lease right-of-use assets	40	31
Loss on debt conversion	7	38
Loss on sale or disposal of property and equipment	19	28
Deferred income taxes	201	1
(Gains) losses on equity investments, net	(52)	(1)
Other	(6)	12
Changes in operating assets and liabilities:
Accounts receivable, net	(158)	(287)
Inventories	(504)	(310)
Receivables from related parties	5	16
Prepaid expenses and other assets	(284)	(172)
Payables to related parties	(42)	(98)
Accounts payable	526	(232)
Accrued and other liabilities	199	353
Net cash provided by operating activities	2,699	517
Cash flows from investing activities:
Purchases of property and equipment	(215)	(220)
Purchases of short-term investments	(1,901)	(530)
Proceeds from maturity of short-term investments	1,428	92
Other	2	—
Net cash used in investing activities	(686)	(658)
Cash flows from financing activities:
Proceeds from short-term debt borrowing	—	200
Repayment of short-term debt borrowing	—	(200)
Proceeds from sales of common stock through employee equity plans	55	45
Repurchases of common stock	(1,004)	—
Common stock repurchases for tax withholding on employee equity plans	(219)	(73)
Other	—	(1)
Net cash used in financing activities	(1,168)	(29)
Net increase (decrease) in cash, cash equivalents, and restricted cash	845	(170)
Cash, cash equivalents, and restricted cash at beginning of period	1,595	1,470
Cash, cash equivalents, and restricted cash at end of period	$2,440	$1,300
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$74	$36
Issuance of common stock to settle convertible debt	$25	$156

Transfer of assets for acquisition of property and equipment	$37	$57
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$128	$40
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,440	$1,296
Restricted cash included in Prepaid expenses and other current assets	—	4
Total cash, cash equivalents, and restricted cash	$2,440	$1,300
See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Capital stock:
Common stock
Balance, beginning of period	$12	$12	$12	$12
Balance, end of period	$12	$12	$12	$12
Additional paid-in capital
Balance, beginning of period	$10,795	$10,127	$10,544	$9,963
Common stock issued under employee equity plans	4	3	55	45
Stock-based compensation	99	76	267	195
Issuance of common stock to settle convertible debt	—	156	25	156
Issuance of common stock warrant	7	—	14	3
Balance, end of period	$10,905	$10,362	$10,905	$10,362
Treasury stock
Balance, beginning of period	$(401)	$(54)	$(131)	$(53)
Repurchases of common stock	(750)	—	(1,006)	—
Common stock repurchases for tax withholding on employee equity plans	(205)	(72)	(219)	(73)
Balance, end of period	$(1,356)	$(126)	$(1,356)	$(126)

Accumulated deficit:
Balance, beginning of period	$(3,348)	$(6,776)	$(4,605)	$(7,095)
Cumulative effect of adoption of accounting standard	—	—	(8)	709
Net income	923	390	2,188	—
Balance, end of period	$(2,425)	$(6,386)	$(2,425)	$(6,386)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$7	$(4)	$17	$—
Other comprehensive income (loss)	(7)	9	(17)	5
Balance, end of period	$—	$5	$—	$5

Total stockholders' equity	$7,136	$3,867	$7,136	$3,867
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 25, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 25, 2021 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52 or 53 week fiscal year ending on the last Saturday in December. The three and nine months ended September 25, 2021 and September 26, 2020 each consisted of 13 weeks and 39 weeks, respectively.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
NOTE 3 – Supplemental Financial Statement Information
Short-term Investments

	September 25, 2021	December 26, 2020
	(In millions)
Commercial paper	$974	$295
Time deposits	194	400
Total short-term investments	$1,168	$695
Accounts Receivable, net
As of September 25, 2021 and December 26, 2020, Accounts receivable, net included unbilled accounts receivable of $226 million and $123 million, respectively. Unbilled accounts receivables primarily represent work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories

	September 25, 2021	December 26, 2020
	(In millions)
Raw materials	$85	$93
Work in process	1,738	1,139
Finished goods	79	167
Total inventories	$1,902	$1,399
Property and Equipment, net

	September 25, 2021	December 26, 2020
	(In millions)
Leasehold improvements	$187	$208
Equipment	1,410	1,209
Construction in progress	172	136
Property and equipment, gross	1,769	1,553
Accumulated depreciation	(1,052)	(912)
Total property and equipment, net	$717	$641
Other Non-Current Assets

	September 25, 2021	December 26, 2020
	(In millions)
Software technology and licenses, net	$203	$229
Prepaid long-term supply agreements	355	—
Other	212	144
Total other non-current assets	$770	$373
Prepaid long-term supply agreements relate to payments made to vendors to secure long-term supply capacity.
Accrued Liabilities

	September 25, 2021	December 26, 2020
	(In millions)
Accrued marketing programs and advertising expenses	$907	$839
Accrued compensation and benefits	567	513
Other accrued and current liabilities	574	444
Total accrued liabilities	$2,048	$1,796
Revenue
Revenue allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of September 25, 2021 was $241 million, which may include amounts received from customers but not yet earned and amounts that will be invoiced and recognized as revenue in future periods associated with any combination of development services, intellectual property (“IP”) licensing and product revenue. The Company expects to recognize $151 million of revenue allocated to remaining performance obligations in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 22% of the Company’s revenue for both the three and nine months ended September 25, 2021 and 25% and 15% for the three and nine months ended September 26, 2020, respectively.

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
The ATMP JV provides assembly, testing, marking and packaging services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under the Company’s inventory management program are reported within purchases and resales with the ATMP JV and do not impact the Company’s condensed consolidated statements of operations.
The Company’s purchases from the ATMP JV during the three and nine months ended September 25, 2021 amounted to $259 million and $775 million, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 26, 2020 amounted to $204 million and $559 million, respectively. As of September 25, 2021 and December 26, 2020, the amounts payable to the ATMP JV were $36 million and $78 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and nine months ended September 25, 2021 amounted to $6 million and $25 million, respectively. The Company’s resales to the ATMP JV during the three and nine months ended September 26, 2020 amounted to $3 million and $18 million, respectively. As of September 25, 2021 and December 26, 2020, the Company’s receivables from the ATMP JV were $5 million and $10 million, respectively, and were included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and nine months ended September 25, 2021, the Company recorded a gain of $2 million and $6 million in Equity income in investee on its condensed consolidated statements of operations, respectively. As of September 25, 2021 and December 26, 2020, the carrying value of the Company’s investment in the ATMP JV was $69 million and $63 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both September 25, 2021 and December 26, 2020, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and nine months ended September 25, 2021, the Company recognized $3 million and $8 million of licensing gain from royalty income under the agreement, respectively. As of both September 25, 2021 and December 26, 2020, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 5 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of September 25, 2021 and December 26, 2020 consisted of the following:

	September 25, 2021	December 26, 2020
	(In millions)
7.50% Senior Notes Due August 2022 (7.50% Notes)	$312	$312
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	26
Total debt (principal amount)	313	338
Unamortized debt discount and issuance costs	—	(8)
Total debt (net)	313	330
Less: short-term debt	(312)	—
Total long-term debt	$1	$330
During the nine months ended September 25, 2021, holders of the 2.125% Notes converted $25 million principal amount of notes in exchange for approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $7 million from these conversions in Other income (expense), net on its condensed consolidated statements of operations.
Revolving Credit Facility
The Company is party to a $500 million unsecured revolving credit facility (the Revolving Credit Facility), including a $50 million swingline sub-facility and a $75 million sublimit for letters of credit pursuant to a credit agreement with a syndicate of banks. The Revolving Credit Facility expires in June 2024. Borrowings under the Revolving Credit Facility bear interest at either the LIBOR rate or the base rate at the Company’s option (in each case, as customarily defined) plus an applicable margin. As of September 25, 2021, there were no borrowings outstanding under the Revolving Credit Facility and the Company was in compliance with all required covenants. As of September 25, 2021, the Company had $14 million of letters of credit outstanding under the Revolving Credit Facility.
NOTE 6 – Financial Instruments
Fair Value Measurements
Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 25, 2021	December 26, 2020
	Level 2(1)	Level 2(1)
Short-term investments	(in millions)
Commercial paper	$974	$295
Time deposits	194	400
Total	$1,168	$695

(1)	Level 2 fair value estimates are based on quoted prices for identical or comparable instruments in markets that are not active, comparable instruments in active markets or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
During the three months ended September 25, 2021, the Company recognized a $60 million gain, in Other income (expense), due to an increase in the fair value of an equity investment. This equity investment is classified as Level 1 as it is valued using quoted prices for identical instruments in active markets. As of September 25, 2021, the fair value of this equity investment, included in Other non-current assets on the consolidated balance sheet, was $63 million.

Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	September 25, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Short-term debt, net	$312	$332	$—	$—
Long-term debt, net	1	15	330	642
The estimated fair value of the Company’s debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets. The estimated fair value of the 2.125% Notes takes into account the current value of the Company’s stock price compared to the initial conversion price of approximately $8.00 per share of common stock.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of September 25, 2021 and December 26, 2020, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $888 million and $501 million, respectively. The fair value of these contracts was not material as of September 25, 2021 and December 26, 2020.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 25, 2021 and December 26, 2020, the notional value of these outstanding contracts was $403 million and $254 million, respectively. The fair value of these contracts was not material as of September 25, 2021 and December 26, 2020.
NOTE 7 – Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Gains (losses) on cash flow hedges:	(In millions)
Beginning balance	$7	$(4)	$17	$—
Net unrealized gains (losses) arising during the period	(6)	11	6	(1)
Net (gains) losses reclassified into income during the period	(4)	(2)	(23)	6
Tax effect	3	—	—	—
Total other comprehensive income (loss)	(7)	9	(17)	5
Ending balance	$—	$5	$—	$5

NOTE 8 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$923	$390	$2,188	$709
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	—	1	—	4
Net income for diluted earnings per share	$923	$391	$2,188	$713
Denominator
Basic weighted average shares	1,214	1,184	1,214	1,176
Effect of potentially dilutive shares:
Employee equity plans and warrants	16	20	17	21
2.125% Notes	—	11	—	11
Diluted weighted average shares	1,230	1,215	1,231	1,208
Earnings per share:
Basic	$0.76	$0.33	$1.80	$0.60
Diluted	$0.75	$0.32	$1.78	$0.59
NOTE 9 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Balance, beginning of period	1,213	1,174	1,211	1,170
Common stock issued under employee equity plans, net of tax withholding	6	9	8	13
Common stock repurchases for tax withholding on equity awards	—	(1)	—	(1)
Issuance of common stock to settle convertible debt	—	20	3	20
Repurchases of common stock	(7)	—	(10)	—
Balance, end of period	1,212	1,202	1,212	1,202
Stock Repurchase Program
In May 2021, the Company’s Board of Directors approved a stock repurchase program authorizing up to $4 billion of repurchases of the Company’s outstanding common stock (the Repurchase Program). During the three and nine months ended September 25, 2021, the Company repurchased 7.2 million and 10.4 million shares of its common stock under the Repurchase Program for $750 million and $1 billion, respectively. As of September 25, 2021, $3 billion remains available for future stock repurchases under this program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Cost of sales	$2	$1	$4	$5
Research and development	63	48	171	122
Marketing, general and administrative	34	27	92	68
Total stock-based compensation expense before income taxes	99	76	267	195
Income tax benefit	(16)	—	(43)	—
Total stock-based compensation expense after income taxes	$83	$76	$224	$195
NOTE 10 – Income Taxes
The Company recorded an income tax provision of $82 million and $284 million for the three and nine months ended September 25, 2021, representing effective tax rates of 8.2% and 11.5%, respectively. The Company recorded an income tax provision of $12 million and $22 million for the three and nine months ended September 26, 2020, representing effective tax rates of 3.0% for both periods.
The increase in income tax expense and effective tax rate was due to significantly higher income in the United States in the current period, partially offset by the foreign-derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period were due to a full valuation allowance against deferred tax assets in the United States during 2020, a significant portion of which was released by the Company in the fourth quarter of 2020.
The Company’s effective tax rate for the three and nine months ended September 25, 2021 and the three and nine months ended September 26, 2020 was lower than the United States federal statutory rate primarily due to the tax benefits recognized for the three and nine months ended September 25, 2021 discussed above and due to the maintenance of a full valuation allowance against deferred tax assets in the United States during the three and nine months ended September 26, 2020.
As of September 25, 2021, the Company continues to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to a lack of sufficient sources of taxable income.
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
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,398	$1,667	$6,748	$4,472
Enterprise, Embedded and Semi-Custom	1,915	1,134	4,860	2,047
Total net revenue	$4,313	$2,801	$11,608	$6,519
Operating income (loss):
Computing and Graphics	$513	$384	$1,524	$846
Enterprise, Embedded and Semi-Custom	542	141	1,217	148
All Other (1)	(107)	(76)	(300)	(195)
Total operating income	$948	$449	$2,441	$799

(1)
For the three and nine months ended September 25, 2021, all other operating losses included $99 million and $267 million of stock-based compensation expense and $8 million and $33 million of acquisition-related costs, respectively.
For the three and nine months ended September 26, 2020, all other operating losses were related to stock-based compensation expense.

NOTE 12 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include the Company’s obligations to purchase wafers and substrates from third parties and future payments related to certain software and technology licenses and IP licenses.
Total future unconditional purchase commitments as of September 25, 2021 were as follows:

Year	(In millions)
Remainder of 2021	$2,162
2022	2,477
2023	728
2024	658
2025	153
2026 and thereafter	388
Total unconditional purchase commitments	$6,566
Contingencies
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suite in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review of each of the patents-in-suit in those cases by the Patent Trial and Appeal Board. On February 22, 2021, February 26, 2021, and March 10, 2021, the Patent Trial and Appeal Board issued final written decisions in inter partes reviews invalidating all asserted claims of the remaining Polaris and Aquila patents. On May 10, 2021, Aquila filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 6,895,519. On April 30, 2021, Polaris filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On May 14, 2021, AMD filed a notice of cross-appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. Appellate briefing is underway.
Monterey Research Litigation
On November 15, 2019, Monterey Research, LLC filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware (Case. No. 1:19-cv-02149). Monterey Research alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On January 22, 2020, the Company filed a motion to dismiss part of Monterey Research’s complaint. On February 5, 2020, Monterey Research filed an amended complaint. On February 19, 2020, the Company filed a renewed motion to dismiss part of Monterey Research’s complaint. On October 13, 2020, the Court granted in part, and denied in part, the Company’s renewed motion to dismiss. On October 27, 2020, the Company filed its answer to Monterey’s complaint and also filed counterclaims based on Monterey’s breach of the parties’ pre-suit non-disclosure agreement. On December 1, 2020, Monterey filed a motion to dismiss the Company’s counterclaims. On January 5, 2021, the Court granted the Company’s motion to stay the litigation pending inter partes review of the patents-in-suit by the Patent Trial and Appeals Board.
On August 12, 2021, Monterey filed two patent infringement complaints in the United States District Court for the Western District of Texas (Case. No. 6:21-cv-00839 and Case. No. 6:21-cv-00840). In the first complaint, Monterey alleges that the Company infringes two patents (8,694,776 and 9,767,303) related to memory controllers, three patents (8,572,297, 7,609,799, and 7,899,145) related to circuit designs, and one patent (6,979,640) related to semiconductor processing. In the second complaint, Monterey alleges that the Company infringes one patent (6,680,516) related to semiconductor processing. In both complaints, Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On October 22, 2021, Monterey Research filed an amended complaint in Case. No. 6:21-cv-00840 withdrawing its infringement claims for the ’776 and ’303 patents, and asserting an additional infringement claim for a patent related to circuit design (8,103,497).
City of Pontiac Police and Fire Retirement System Litigation
On September 29, 2020, the City of Pontiac Police and Fire Retirement System, an AMD shareholder, filed a shareholder derivative complaint (the “Complaint”) against AMD and the members of its Board of Directors (collectively, “Defendants”) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Caldwell, et al., No. 5:20-cv-6794 (N.D. Cal.). The Complaint alleges that Defendants breached their fiduciary duties, violated Section 14(a) of the Exchange Act of 1934, and were unjustly enriched by misrepresenting the Company’s commitment to diversity, particularly with respect to the composition of the membership of AMD’s Board of Directors and senior leadership team. On December 18, 2020, Defendants filed a motion to dismiss the Complaint. On February 12, 2021, Plaintiff filed an opposition to Defendants’ motion to dismiss, and on March 12, 2021, Defendants filed a reply brief in support of the motion to dismiss. On July 1, 2021, the Court granted Defendants’ motion to dismiss, without prejudice. On August 2, 2021, the parties filed a joint stipulation to dismiss the case with prejudice, and the court approved the joint stipulation on August 3, 2021.
Future Link Systems Litigation
On December 21, 2020, Future Link Systems, LLC filed a patent infringement complaint against the Company in the United States District Court for the Western District of Texas. Future Link Systems alleges that the Company infringes three U.S. patents: 7,983,888 (related to simulated PCI express circuitry); 6,363,466 (related to out of order data transactions); and 6,622,108 (related to interconnect testing). Future Link Systems seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On March 22, 2021, the Company filed its answer to Future Link Systems’ complaint and also filed counterclaims based on Future Link Systems’ breach of the parties’ pre-suit non-disclosure agreement. On April 12, 2021, Future Link Systems filed its answer to the Company’s counterclaims. On October 12, 2021, the Court granted AMD’s motion to transfer the case to Austin, Texas. On October 14, 2021, the Court issued an order construing certain terms in the asserted patents.
Based upon information presently known to management, the Company believes that the potential liability of the above listed legal proceedings, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
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
On April 7, 2021, the Company’s and Xilinx’s stockholders voted to approve their respective proposals relating to the pending acquisition of Xilinx by the Company. Effective as of June 29, 2021, the United Kingdom’s Competition and Markets Authority, and effective as of June 30, 2021, the European Commission issued approvals of the Merger. The completion of the Merger remains subject to other closing conditions, including the receipt of certain approvals and clearances required under the competition laws of certain other foreign jurisdictions. The Merger is currently expected to occur by the end of calendar year 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Facility) made available to AMD and certain of its subsidiaries under the Credit Agreement, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized over the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; and the acquisition of Xilinx, Inc. is currently expected to close by the end of calendar year 2021. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth below, and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
AMD, the AMD Arrow logo, ATI, and the ATI logo, Athlon, EPYC, Radeon, Ryzen, Threadripper, AMD Instinct and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a code name for an AMD architecture and is not a product name.
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
Overview
We are a global semiconductor company. Our products include x86 microprocessors (CPUs), accelerated processing units which integrate microprocessors and graphics (APUs), discrete graphics processing units (GPUs) semi-custom System-on-Chip (SoC) products and chipsets for the PC, gaming, datacenter and embedded markets. In addition, we provide development services and sell or license portions of our intellectual property portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 25, 2021 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended September 25, 2021 was $4.3 billion, a 54% increase compared to the prior year period. The increase was due to a 44% increase in Computing and Graphics net revenue and a 69% increase in Enterprise, Embedded and Semi-Custom net revenue. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our client and graphics processors. The increase in

Enterprise, Embedded and Semi-Custom net revenue was primarily due to higher sales volume of our server processors and semi-custom products.
Gross margin in the third quarter of 2021 improved compared to the third quarter of 2020. Gross margin for the three months ended September 25, 2021 was 48% compared to gross margin of 44% for the prior year period. The increase in gross margin was primarily driven by a richer mix of EPYC™, Ryzen™ and Radeon™ processor sales.
Our operating income for the three months ended September 25, 2021 was $948 million compared to operating income of $449 million for the prior year period. The increase in operating income was primarily driven by strong revenue growth which more than offset higher operating expenses.
Our net income for the three months ended September 25, 2021 was $923 million compared to net income of $390 million for the prior year period. The increase in net income was primarily driven by higher operating income, partially offset by a higher income tax provision.
Cash, cash equivalents and short-term investments as of September 25, 2021 were $3.6 billion, compared to $2.3 billion as of December 26, 2020. The principal amount of our outstanding debt obligations was $313 million and $338 million as of September 25, 2021 and December 26, 2020, respectively. During the three months ended September 25, 2021, we repurchased 7.2 million shares of our common stock under our share repurchase program for $750 million.
We saw strong demand across our business in the third quarter of 2021 and we are making strategic investments in our long-term supply chain capacity to support future revenue growth.
We continued to further our roadmap by introducing new products during the third quarter of 2021. In July 2021, we announced the AMD Radeon RX 6600 XT graphics card, designed to deliver high-framerate, high-fidelity and highly responsive 1080p gaming experience. In August 2021, we introduced the AMD Radeon Pro W6000X series GPUs for the Mac Pro, designed to power a wide variety of demanding professional applications and workloads, including 3D rendering, 8K video compositing, and color correction.
Although the current COVID-19 pandemic continues to impact our business operations and practices, we experienced limited financial disruption during the third quarter of 2021. We continue to focus on the health and safety of our employees during the COVID-19 pandemic. We monitor and take safety measures to protect our employees who are in the office and support those employees who work from home so that they can be productive. COVID-19 also continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products.
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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions)
Net revenue:
Computing and Graphics	$2,398	$1,667	$6,748	$4,472
Enterprise, Embedded and Semi-Custom	1,915	1,134	4,860	2,047
Total net revenue	$4,313	$2,801	$11,608	$6,519
Operating income (loss):
Computing and Graphics	$513	$384	$1,524	$846
Enterprise, Embedded and Semi-Custom	542	141	1,217	148
All Other	(107)	(76)	(300)	(195)
Total operating income	$948	$449	$2,441	$799
Computing and Graphics

Computing and Graphics net revenue of $2.4 billion for the three months ended September 25, 2021 increased by 44%, compared to net revenue of $1.7 billion for the prior year period, primarily as a result of an 83% increase in average selling price, partially offset by a decrease in unit shipments of 23%. Computing and Graphics net revenue of $6.7 billion for the nine months ended September 25, 2021 increased by 51%, compared to net revenue of $4.5 billion for the prior year period, primarily as a result of a 56% increase in average selling price, partially offset by a decrease in unit shipments of 3%. The increase in average selling price for both periods was primarily driven by a richer mix of Ryzen, Radeon and AMD Instinct™ products. The decrease in unit shipments for both periods was primarily driven by a strategic focus on premium and higher end products in a tight supply environment.
Computing and Graphics operating income was $513 million for the three months ended September 25, 2021, compared to operating income of $384 million for the prior year period. Computing and Graphics operating income was $1.5 billion for the nine months ended September 25, 2021, compared to operating income of $846 million for the prior year period. The increase in operating income for both periods was primarily due to higher revenue which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $1.9 billion for the three months ended September 25, 2021 increased by 69%, compared to net revenue of $1.1 billion for the prior year period. Enterprise, Embedded and Semi-Custom net revenue of $4.9 billion for the nine months ended September 25, 2021 increased by 137%, compared to net revenue of $2.0 billion for the prior year period. The increase for both periods was primarily driven by higher sales of our EPYC server processors and semi-custom products.
Enterprise, Embedded and Semi-Custom operating income was $542 million for the three months ended September 25, 2021 compared to operating income of $141 million for the prior year period. Enterprise, Embedded and Semi-Custom operating income was $1.2 billion for the nine months ended September 25, 2021 compared to operating income of $148 million for the prior year period. The increase in operating income for both periods was driven by higher revenue and richer product mix, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

All Other
All Other operating loss of $107 million for the three months ended September 25, 2021 consisted of $99 million of stock-based compensation expense and $8 million of acquisition-related costs. All Other operating loss of $76 million for the prior year period consisted of stock-based compensation expense.
All Other operating loss of $300 million for the nine months ended September 25, 2021 consisted of $267 million of stock-based compensation expense and $33 million of acquisition-related costs. All Other operating loss of $195 million for the prior year period consisted of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 67% and 72% for the three months ended September 25, 2021 and September 26, 2020, respectively. International sales as a percentage of net revenue were 72% and 77% for the nine months ended September 25, 2021 and September 26, 2020, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(In millions except for percentages)
Net revenue	$4,313	$2,801	$11,608	$6,519
Cost of sales	2,227	1,571	6,105	3,623
Gross profit	2,086	1,230	5,503	2,896
Gross margin	48%	44%	47%	44%
Research and development	765	508	2,034	1,410
Marketing, general and administrative	376	273	1,036	687
Licensing gain	(3)	—	(8)	—
Interest expense	(7)	(11)	(26)	(38)
Other income (expense), net	62	(37)	51	(32)
Income tax provision	82	12	284	22
Equity income in investee	2	1	6	2
Gross Margin
Gross margin was 48% and 44% for the three months ended September 25, 2021 and September 26, 2020, respectively. Gross margin was 47% and 44% for the nine months ended September 25, 2021 and September 26, 2020, respectively. The increase for both periods was primarily driven by a richer mix of EPYC, Ryzen and Radeon processor sales.
Expenses
Research and Development Expenses
Research and development expenses of $765 million for the three months ended September 25, 2021 increased by $257 million, or 51%, compared to $508 million for the prior year period. Research and development expenses of $2.0 billion for the nine months ended June 26, 2021 increased by $624 million, or 44%, compared to $1.4 billion for the prior year period. The increase for both periods was primarily driven by an increase in product development costs in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments due to an increase in headcount and higher annual employee incentives as a result of our improved financial performance.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $376 million for the three months ended September 25, 2021 increased by $103 million, or 38%, compared to $273 million for the prior year period. Marketing, general and administrative expenses of $1.0 billion for the nine months ended September 25, 2021 increased by $349 million, or 51%, compared to $687 million for the prior year period. The increase for both periods was primarily due to an increase in go-to-market activities in both the Computing and Graphics and Enterprise, Embedded and Semi-Custom segments, and an increase in headcount and higher annual employee incentives driven by our improved financial performance. In addition, in connection with our pending acquisition of Xilinx, Inc., we incurred $8 million and $33 million of acquisition-related costs for the three and nine months ended September 25, 2021, respectively.
Licensing Gain
During the three and nine months ended September 25, 2021, we recognized $3 million and $8 million, respectively, of royalty income associated with the licensed IP to the THATIC JV, our two joint ventures with Higon Information Technology Co., Ltd., a third-party Chinese entity.
Interest Expense
Interest expense for the three months ended September 25, 2021 was $7 million compared to $11 million for the prior year period. Interest expense for the nine months ended September 25, 2021 was $26 million compared to $38 million for the prior year period. The decrease for both periods was due to lower debt balances as a result of conversions by the holders of our 2.125% Convertible Senior Notes due 2026.
Other Income (Expense), Net
Other income, net for the three months ended September 25, 2021, was $62 million compared to $37 million of Other expense, net for the prior year period. The change was primarily due to a $60 million gain from an increase in the fair value of an equity investment.
Other income, net was $51 million for the nine months ended September 25, 2021, compared to $32 million of Other expense, net for the prior year period. The change was primarily due to a $60 million gain from an increase in fair value of an equity investment and lower losses from conversion of our convertible debt of $31 million, partially offset by an impairment charge of $8 million associated with an equity investment in the first quarter of 2021.
Income Tax Provision
We recorded an income tax provision of $82 million and $12 million for the three months ended September 25, 2021 and September 26, 2020, representing effective tax rates of 8.2% and 3.0%, respectively. We recorded an income tax provision of $284 million and $22 million for the nine months ended September 25, 2021 and September 26, 2020, representing effective tax rates of 11.5% and 3.0%, respectively.
The increase in income tax expense and effective tax rate in the current year period was due to significantly higher income in the United States, partially offset by the foreign-derived intangible income benefit, research and development tax credits, and excess tax benefit for stock-based compensation. The lower income tax expense and effective tax rate for the prior year period was due to a full valuation allowance against deferred tax assets in the United States during 2020, a significant portion of which was released by us in the fourth quarter of 2020.
As of September 25, 2021, we continue to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of taxable income.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 25, 2021, our cash, cash equivalents and short-term investments were $3.6 billion, compared to $2.3 billion as of December 26, 2020. The percentage of cash, cash equivalents and short-term investments held domestically were 92% and 94% as of September 25, 2021 and December 26, 2020, respectively.
Our operating, investing and financing activities for the nine months ended September 25, 2021 compared to the prior year period are as described below:

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(In millions)
Net cash provided by (used in):
Operating activities	$2,699	$517
Investing activities	(686)	(658)
Financing activities	(1,168)	(29)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$845	$(170)
Our principal debt obligations were $313 million and $338 million as of September 25, 2021 and December 26, 2020, respectively.
We believe our cash, cash equivalents and short-term investments along with our Revolving Credit Facility and cash flows from operations will be sufficient to fund current and long-term operations, including capital expenditures, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $2.7 billion in the nine months ended September 25, 2021, primarily due to our net income of $2.2 billion, adjusted for non-cash and non-operating charges of $769 million and net cash outflows of $258 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $504 million increase in inventories driven by an increase in product build in support of customer demand and a $284 million increase in prepaid expenses and other assets driven primarily by prepayments of long-term supply agreements, partially offset by a $526 million increase in accounts payable due to an increase in inventory purchases.
Net cash provided by operating activities was $517 million in the nine months ended September 26, 2020, primarily due to our net income of $709 million, adjusted for non-cash and non-operating charges of $538 million and net cash outflows of $730 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $287 million increase in accounts receivable driven primarily by higher revenue in the third quarter of 2020 compared to the fourth quarter of 2019, partially offset by higher collections due to better revenue linearity in the third quarter of 2020 compared to the fourth quarter of 2019, a $310 million increase in inventories driven by an increase in product build, and a $172 million increase in prepaid expenses and other assets primarily due to an increase in vendor credits.

Investing Activities
Net cash used in investing activities was $686 million for the nine months ended September 25, 2021 which primarily consisted of $1.9 billion for purchases of short-term investments and $215 million for purchases of property and equipment, partially offset by $1.4 billion for maturities of short-term investments.
Net cash used in investing activities was $658 million for the nine months ended September 26, 2020, which primarily consisted of $530 million for purchases of short-term investments and $220 million for purchases of property and equipment, partially offset by $92 million for maturities of short-term investments.
Financing Activities
Net cash used in financing activities was $1.2 billion for the nine months ended September 25, 2021, which primarily consisted of common stock repurchases of $1.0 billion and repurchases for tax withholding on employee equity plans of $219 million, partially offset by a cash inflow of $55 million from issuance of common stock under our employee equity plans.
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
Contractual Obligations
Other than the unconditional purchase commitments disclosed in Note 12—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, there were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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
Management believes there have been no significant changes for the three and nine months ended September 25, 2021 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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
As of September 25, 2021, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for the three months ended September 25, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on marketing and research and development than we do. We expect Intel to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.
Intel could also take actions that place our discrete graphics processing units (GPUs) at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Also, Intel has developed their own high-end discrete GPUs. Intel’s position in the microprocessor market and integrated graphics chipset market, its introduction of competitive new products, its existing relationships with top-tier OEMs, and its aggressive marketing and pricing strategies could result in lower unit sales and lower average selling prices for our products, which could have a material adverse effect on us.
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

COVID-19 continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. We have experienced some disruptions to parts of our supply chain as a result of COVID-19 and we adjust our supply chain requirements based on changing customer needs and demands. We have taken efforts to maintain a stable supply of materials to meet our production requirements through long-term purchase commitments and prepayment arrangements with some of our suppliers. If we are unable to procure a stable supply of equipment, materials or substrates at a reasonable cost, it could have a material adverse effect on our business. We may also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19. If the supply of our products to customers is delayed, reduced or canceled due to disruptions encountered by our third-party manufacturers, back-end manufacturers, warehouses, partners, suppliers or vendors as a result of facility closures, border and port restrictions or closures, transportation delays, labor shortages or workforce mobility limitations, it could have a material adverse effect on our business.
COVID-19 has in the short-term and may in the long-term adversely impact the global economy, creating uncertainty and potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default on payment of outstanding amounts due to us, which may have a material adverse effect on our business. Even in times of robust demand for our products, as we are currently experiencing across our business, the worldwide economic environment remains uncertain due to COVID-19 and such demand may not be sustainable over the longer term.
COVID-19 has also led to a disruption and volatility in the global capital and financial markets. While we believe our cash, cash equivalents and short-term investments along with our Revolving Credit Facility and cash flows from operations will be sufficient to fund operations, including capital expenditures, over the next 12 months, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®5, Microsoft® Xbox Series S and Microsoft® Xbox Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, South Korea has instituted restrictions on cryptocurrency trading and the valuations of the currencies and China has banned such activities, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries have created and may continue to create their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Also, due to measures to slow down the spread of COVID-19, various patent offices and courts have been adversely impacted and there is a potential for delay or disruptions that might affect certain of our patent rights.
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
We are party to two ATMP joint ventures (collectively, the ATMP JVs) with affiliates of Tongfu Microelectronics Co., Ltd. The majority of our ATMP services are provided by the ATMP JVs and there is no guarantee that the ATMP JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business.
If essential equipment, materials, substrates or manufacturing processes are not available to manufacture our products, we could be materially adversely affected.

We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of sources. If we are unable to procure a stable supply of equipment, materials or substrates on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments and prepayment arrangements with some of our substrate suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure the required volume of substrates and to meet customer demand. Conversely, a decrease in customer demand could result in excess substrate inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain substrate suppliers. Because some of the equipment and materials that we and our third-party manufacturing suppliers purchase are complex, it is sometimes difficult to substitute one supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party foundries or manufacturing suppliers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes our next-generation AMD Ryzen™, AMD Radeon™ and AMD EPYC™ processors. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
The products that we sell are complex and have been and may in the future be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may depend on vendors to create mitigations to their technology that we incorporate into our products and they may delay or decline to make such mitigations. We may also depend on third parties, such as customers and end users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We have and may in the future be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or financial results.
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

We anticipate ongoing and increasing costs related to: enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation; mitigating reputational harm; and compliance with external regulations, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. For instance, we have experienced and continue to experience increased demand for our products. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, during the third quarter of 2021, our OEMs experienced industry-wide challenges securing matched component sets to build their products.
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
The Merger is subject to a number of closing conditions as specified in the Merger Agreement. These include, among others, the receipt of approvals under certain competition laws and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Also, if a settlement or other resolution is not reached in any legal proceedings that have been, or might be, instituted against us, our directors, Xilinx or its directors relating to the transactions contemplated by the Merger Agreement, and the plaintiffs in such proceedings secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or Xilinx’s ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner, or at all. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. We cannot provide any assurances that these conditions will not result in the abandonment or delay of the Merger. The occurrence of any of these events could have a material adverse effect on our results of operations and the trading price of our common stock. Additionally, under the Merger Agreement, Xilinx will be required to pay a termination fee to us equal to $1 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because Xilinx’s board of directors has changed its recommendation. We will be required to pay a termination fee to Xilinx equal to $1.5 billion if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because our board of directors has changed its recommendation. We will be required to pay a termination fee equal to $1 billion if the Merger Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals by October 26, 2021 (subject to automatic extension first to January 26, 2022 and then to April 26, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).
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
The indenture governing our 7.50% Senior Notes Due August 2022 (7.50% Notes) contains various covenants which limit our ability to, among other things: make certain investments, including investments in our unrestricted subsidiaries; and consolidate or merge or sell our assets as an entirety or substantially as an entirety.
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
Our total debt principal amount outstanding as of September 25, 2021 was $313 million. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also have international sales operations. International sales, as a percent of net revenue, were 67% for the three months ended September 25, 2021, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
The political, legal and economic risks associated with our operations in foreign countries include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight and interest rates; inflation; disruption in air transportation between the United States and our overseas facilities; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.
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
We issued warrants dated September 27, 2021 to purchase 41,585 shares, of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on September 27, 2024.
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
The following table provides information relating to our repurchase of common stock for the three months ended September 25, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In millions, except shares and per share data)
June 27, 2021 - July 24, 2021	699,908	$88.79	699,908	$3,682
July 25, 2021 - August 21, 2021	2,181,816	$106.48	2,181,816	$3,450
August 22, 2021 - September 25, 2021	4,284,175	$106.33	4,284,175	$2,994
Total	7,165,899
Equity Award Share Withholding
During the nine months ended September 25, 2021, we paid $219 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlement at an average price of $106.37 per share. These shares may be deemed to be “issuer purchases” of shares.

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

ADVANCED MICRO DEVICES, INC.

October 27, 2021	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer