Form 10-Q
period 2022-03-26
ADVANCED MICRO DEVICES INC
filed 2022-05-04
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2022: 1,620,507,904

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions, except per share amounts)
Net revenue	$5,887	$3,445
Cost of sales	2,883	1,858
Amortization of acquisition-related intangibles	186	—
Total cost of sales	3,069	1,858
Gross profit	2,818	1,587

Research and development	1,060	610
Marketing, general and administrative	597	319
Amortization of acquisition-related intangibles	293	—
Licensing gain	(83)	(4)
Operating income	951	662

Interest expense	(13)	(9)
Other expense, net	(42)	(11)
Income before income taxes and equity income	896	642

Income tax provision	113	89
Equity income in investee	3	2
Net income	$786	$555

Earnings per share
Basic	$0.56	$0.46
Diluted	$0.56	$0.45
Shares used in per share calculation
Basic	1,393	1,213
Diluted	1,410	1,231
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Net income	$786	$555
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	1	(11)
Total comprehensive income	$787	$544
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 26, 2022	December 25, 2021
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,740	$2,535
Short-term investments	1,792	1,073
Accounts receivable, net	3,677	2,706
Inventories	2,431	1,955
Receivables from related parties	4	2
Prepaid expenses and other current assets	725	312
Total current assets	13,369	8,583
Property and equipment, net	1,406	702
Operating lease right-of-use assets	416	367
Goodwill	23,083	289
Acquisition-related intangibles	26,832	—
Investment: equity method	72	69
Deferred tax assets	32	931
Other non-current assets	1,705	1,478
Total assets	$66,915	$12,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,476	$1,321
Payables to related parties	205	85
Accrued liabilities	3,070	2,424
Current portion of long-term debt, net	312	312
Other current liabilities	518	98
Total current liabilities	5,581	4,240
Long-term debt, net of current portion	1,475	1
Long-term operating lease liabilities	370	348
Deferred tax liabilities	3,109	12
Other long-term liabilities	1,047	321
Commitments and Contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,629 and 1,232; shares outstanding: 1,620 and 1,207	16	12
Additional paid-in capital	56,925	11,069
Treasury stock, at cost (shares held: 9 and 25)	(941)	(2,130)
Accumulated deficit	(665)	(1,451)
Accumulated other comprehensive loss	(2)	(3)
Total stockholders’ equity	55,333	7,497
Total liabilities and stockholders’ equity	$66,915	$12,419

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Cash flows from operating activities:
Net income	$786	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	95
Stock-based compensation	199	85
Amortization of operating lease right-of-use assets	19	12
Amortization of inventory fair value adjustment	89	—
Loss on debt redemption, repurchase and conversion	—	6
Loss on sale or disposal of property and equipment	15	8
Deferred income taxes	(342)	73
(Gains) losses on equity investments, net	44	8
Other	(2)	(1)
Changes in operating assets and liabilities
Accounts receivable, net	(672)	(112)
Inventories	(26)	(254)
Receivables from related parties	(1)	3
Prepaid expenses and other assets	(260)	33
Payables to related parties	121	(38)
Accounts payable	4	466
Accrued liabilities and other	412	(41)
Net cash provided by operating activities	995	898
Cash flows from investing activities:
Purchases of property and equipment	(71)	(66)
Purchases of short-term investments	(100)	(858)
Proceeds from maturity of short-term investments	964	200
Cash received from acquisition of Xilinx	2,366	—
Other	(1)	2
Net cash provided by (used in) investing activities	3,158	(722)
Cash flows from financing activities:
Proceeds from sales of common stock through employee equity plans	2	2
Repurchases of common stock	(1,914)	—
Common stock repurchases for tax withholding on employee equity plans	(35)	(10)
Other	(1)	—
Net cash used in financing activities	(1,948)	(8)
Net increase in cash, cash equivalents, and restricted cash	2,205	168
Cash, cash equivalents, and restricted cash at beginning of period	2,535	1,595
Cash, cash equivalents, and restricted cash at end of period	$4,740	$1,763
Supplemental cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$67	$34
Issuance of common stock to settle convertible debt	$—	$24

Issuance of common stock and treasury stock for the acquisition of Xilinx	$48,514	$—
Fair value of replacement share-based awards related to acquisition of Xilinx	$275	$—
Transfer of assets for acquisition of property and equipment	$13	$34
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$7	$58

See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$12	$12
Issuance of common stock as consideration for acquisition	4	—
Balance, end of period	$16	$12
Additional paid-in capital
Balance, beginning of period	$11,069	$10,544
Common stock issued under employee equity plans	2	2
Stock-based compensation	199	85
Issuance of common stock to settle convertible debt	—	24
Issuance of common stock as consideration for acquisition	45,372	—
Fair value of replacement share-based awards related to acquisition	275	—
Issuance of common stock warrants	8	3
Balance, end of period	$56,925	$10,658
Treasury stock
Balance, beginning of period	$(2,130)	$(131)
Repurchases of common stock	(1,914)	—
Common stock repurchases for tax withholding on employee equity plans	(35)	(10)
Reissuance of treasury stock as consideration for acquisition	3,138	—
Balance, end of period	$(941)	$(141)

Accumulated deficit:
Balance, beginning of period	$(1,451)	$(4,605)
Cumulative effect of adoption of accounting standard	—	(8)
Net income	786	555
Balance, end of period	$(665)	$(4,058)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3)	$17
Other comprehensive income (loss)	1	(11)
Balance, end of period	$(2)	$6

Total stockholders' equity	$55,333	$6,477
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, discrete and integrated graphics processing units (GPUs), data center and professional GPUs, server and embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, Field Programmable Gate Arrays (FPGAs), adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
On February 14, 2022 (the Acquisition Date), the Company completed the acquisition of Xilinx, Inc. (Xilinx). See Note 4 - Business Combination for additional information.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 26, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three months ended March 26, 2022 and March 27, 2021 each consisted of 13 weeks.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses judgment include, but are not limited to, revenue allowances, inventory valuation and related carrying value adjustments, valuation and assessing potential impairment, if any, of goodwill and intangible assets, business combination accounting and deferred income tax assets.
Significant Accounting Policies. Except for the addition of business combination, impairment of long-lived and intangible assets, and Global Intangible Low-Taxed Income (GILTI) accounting policies to the Company’s significant accounting policies, there have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Business Combination. The Company is required to use the acquisition method of accounting for business combinations. The acquisition method of accounting requires the Company to allocate the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the Acquisition Date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth and margins, future changes in technology, expected cost and time to develop in-process research and development and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the Acquisition Date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.
Impairment of Long-Lived and Intangible Assets. Long-lived and Intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.
When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the related assets groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset group or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.
When assets are removed from operations and held for sale, the Company estimates impairment losses as the excess of the carrying value of the assets over their fair value. Market conditions are among the factors affecting impairment of assets held for sale. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.
Long-lived assets such as property and equipment and intangible assets are considered non-financial assets and are measured at fair value when indicators of impairment exist.
Global Intangible Low-Taxed Income (GILTI). In 2022, the Company elected to change its method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on the Company’s facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, the Company recorded $27.3 billion of identified intangible assets (refer to Note 4 - Business Combination), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which the Company will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about potential future tax liabilities of the Company based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 11 - Income Taxes. In addition, for the three months ended March 26, 2022, it resulted in a decrease in income tax provision with a corresponding increase to net income of $71 million, and an increase in basic and diluted earnings per share of $0.05, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on the Company’s historical consolidated financial statements.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of March 26, 2022 and December 25, 2021, Accounts receivable, net included unbilled accounts receivable of $619 million and $329 million, respectively. Unbilled accounts receivables primarily represent work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	March 26, 2022	December 25, 2021
	(In millions)
Raw materials	$112	$82
Work in process	1,966	1,676
Finished goods	353	197
Total inventories	$2,431	$1,955

Prepaid Expenses and Other Current Assets	March 26, 2022	December 25, 2021
	(In millions)
Prepaid supply agreements	$449	$74
Other	276	238
Total prepaid expenses and other current assets	$725	$312
Prepaid supply agreements relate to the short-term portion of payments made to vendors to secure long-term supply capacity.

Property and Equipment, net	March 26, 2022	December 25, 2021
	(In millions)
Land	$120	$—
Building and leasehold improvements	562	206
Equipment	1,766	1,534
Construction in progress	144	96
Property and equipment, gross	2,592	1,836
Accumulated depreciation	(1,186)	(1,134)
Total property and equipment, net	$1,406	$702

Other Non-Current Assets	March 26, 2022	December 25, 2021
	(In millions)
Long-term prepaid supply agreements	$798	$916
Software and technology licenses, net	516	328
Other	391	234
Total other non-current assets	$1,705	$1,478

Accrued Liabilities	March 26, 2022	December 25, 2021
	(In millions)
Accrued marketing programs	$964	$933
Accrued compensation and benefits	744	705
Other accrued and current liabilities	1,362	786
Total accrued liabilities	$3,070	$2,424
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of March 26, 2022, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $206 million, of which $148 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 24% and 22% of the Company’s revenue for the three months ended March 26, 2022 and March 27, 2021, respectively.

NOTE 4 – Business Combination
On February 14, 2022, the Company completed the acquisition of all issued and outstanding shares of Xilinx (the Merger), a leading provider of adaptive computing solutions, for a total purchase consideration of $48.8 billion ($46.4 billion, net of cash acquired of $2.4 billion). The acquisition of Xilinx expands the Company’s product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies. With the acquisition of Xilinx, the Company now offers FPGAs, adaptive SoC products, and ACAP products. The purchase consideration consisted of $48.5 billion of fair value of 429 million shares of the Company’s common stock issued to Xilinx stockholders and $275 million of fair value of replacement equity awards attributable to services rendered pre-combination. As the transaction closed prior to the opening of markets on February 14, 2022, the fair value of the common stock issued to Xilinx stockholders was based on the closing price of the Company’s common stock on February 11, 2022 of $113.18 per share.
The financial results of Xilinx are included in the Company’s consolidated financial statements from the date of acquisition, February 14, 2022, through March 26, 2022, and are reported under the Xilinx segment.
The purchase consideration was preliminarily allocated as follows:

(In millions)
Cash and cash equivalents	$2,366
Short-term investments	1,582
Accounts receivable	299
Inventories	539
Prepaid expenses and other current assets	61
Property and equipment	692
Operating lease right-of-use assets	61
Acquisition-related intangibles	27,308
Deferred tax assets	11
Other non-current assets	418
Total Assets	33,337
Accounts payable	116
Accrued liabilities	633
Other current liabilities	191
Long-term debt	1,474
Long-term operating lease liabilities	45
Deferred tax liabilities	4,346
Other long-term liabilities	533
Total Liabilities	7,338
Fair value of net assets acquired	25,999
Goodwill	22,794
Total purchase consideration	$48,793
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The fair values are subject to adjustment for up to one year after the close of the transaction as additional information is obtained. The primary items pending are related to income tax matters. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
Goodwill was primarily attributed to increased synergies expected to be achieved from the integration of Xilinx. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings, but instead will be reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill arising from the Xilinx acquisition was allocated to the Xilinx segment.

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair Value	Weighted-average estimated useful life
	(In millions)	(In years)
Developed technology (1)	$12,295	16 years
Customer relationships (2)	12,290	14 years
Customer backlog (3)	793	1 year
Corporate trade name (4)	65	1 year
Product trademarks (4)	895	12 years
Identified intangible assets subject to amortization	26,338
In-process research and development (IPR&D) not subject to amortization (5)	970	N/A
Total identified intangible assets acquired	$27,308
(1)The fair value of developed technology was determined using the income approach, specifically, the multi-period excess earnings method.
(2)Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically, the with and without method.
(3)Customer backlog represents the fair value of non-cancellable customer contract orders using the income approach, specifically, the multi-period excess earnings method.
(4)Corporate trade name and product trademarks primarily relate to the Xilinx brand and product-related trademarks, respectively, and the fair values were determined by applying the income approach, specifically, the relief from royalty method.
(5)The fair value of IPR&D was determined using the income approach, specifically, the multi-period excess earnings method.
The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
IPR&D consists of projects that have not yet reached technological feasibility as of the Acquisition Date. Accordingly, we recorded an indefinite-lived intangible asset of $970 million for the fair value of these projects, which will initially not be amortized. Instead, these projects will be tested for impairment annually and whenever events or changes in circumstances indicate that these projects may be impaired. Once the project reaches technological feasibility, the Company will begin to amortize the intangible assets over their estimated useful life.
The Company also assumed unvested restricted stock units with estimated fair value of $1.2 billion, of which $275 million was included as a component of the purchase consideration and $951 million will be recognized as expense subsequent to the acquisition.
The Consolidated Statement of Operations include the following revenue and operating income attributable to the Xilinx segment from the date of acquisition, February 14, 2022, to March 26, 2022:

March 26, 2022
(In millions)
Revenue	$559
Operating income	$233
Operating income attributable to the Xilinx segment does not include amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs, which are included in the “All Other” segment.
Acquisition-related costs of $208 million were included in the Company’s Condensed Consolidated Statement of Operations and recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses for the first fiscal quarter of 2022. The Company may incur additional acquisition-related costs in the future related to the acquisition.

Supplemental Unaudited Pro Forma Information
Following are the supplemental consolidated financial results of AMD and Xilinx on an unaudited pro forma basis, as if the acquisition had been consummated as of the beginning of the fiscal year 2021 (i.e., December 27, 2020). AMD’s fiscal year ends on the last Saturday in December of each year and Xilinx’s fiscal year ended on the Saturday nearest March 31 of each year. The unaudited pro forma information is presented on the basis of AMD’s fiscal year and combines the historical results of the fiscal periods of AMD and Xilinx. Since AMD’s and Xilinx’s fiscal year ends differed, AMD combined its statement of operations for the fiscal quarter ended March 26, 2022 with that of Xilinx for the three-month period beginning January 2, 2022 through March 26, 2022. Also, AMD combined its statement of operations for the fiscal quarter ended March 27, 2021 with that of Xilinx for the three months ended April 3, 2021.

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Revenue	$6,364	$4,296
Net income (loss)	$769	$(443)
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition were completed at the beginning of fiscal year 2021 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets, fixed asset depreciation expense and expense from assumed stock-based compensation awards. The pro forma results also include amortization expense of acquired inventory fair value step-up of $184 million in the first quarter of fiscal year 2021 and no inventory fair value step-up expense in the first quarter of fiscal year 2022.
NOTE 5 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
Acquisition-related intangibles as of March 26, 2022 were as follows:

	Weighted-average Remaining Useful Life (In years)	March 26, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Developed technology	16 years	$12,295	$(95)	$12,200
Customer relationships	14 years	12,290	(277)	12,013
Customer backlog	1 year	793	(91)	702
Corporate trade name	1 year	65	(7)	58
Product trademarks	12 years	895	(9)	886
Identified intangible assets subject to amortization		26,338	(479)	25,859
IPR&D not subject to amortization	N/A	973	—	973
Total acquisition-related intangible assets		$27,311	$(479)	$26,832
Acquisition-related intangible asset balance as of March 27, 2021 was not material.
Acquisition-related intangible amortization expense was $479 million for the three months ended March 26, 2022.

Based on the carrying value of acquisition-related intangibles recorded as of March 26, 2022, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2022	$3,000
2023	2,780
2024	2,260
2025	2,040
2026	1,941
2027 and thereafter	13,838
Total	$25,859
Goodwill
The carrying amount of goodwill as of March 26, 2022 and March 27, 2021 was $23.1 billion and $289 million, respectively, and was allocated to reporting units within the following operating segments:

	March 26, 2022	December 26, 2021
	(In millions)
Enterprise, Embedded and Semi-custom	$289	$289
Xilinx	22,794	—
Total	$23,083	$289
NOTE 6 – Related Parties — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV.
The ATMP JV provides assembly, testing, marking and packaging (ATMP) services to the Company. The Company assists the ATMP JV in its management of certain raw material inventory. The purchases from and resales to the ATMP JV of inventory under the Company’s inventory management program are reported within purchases and resales with the ATMP JV and do not impact the Company’s condensed consolidated statements of operations.
The Company’s purchases from the ATMP JV during the three months ended March 26, 2022 and March 27, 2021 amounted to $348 million and $246 million, respectively. As of March 26, 2022 and December 25, 2021, the amounts payable to the ATMP JV were $205 million and $85 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three months ended March 26, 2022 and March 27, 2021 amounted to $4 million and $10 million, respectively. As of March 26, 2022 and December 25, 2021, the Company had receivables from the ATMP JV of $4 million and $2 million, respectively, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three months ended March 26, 2022 and March 27, 2021, the Company recorded a gain of $3 million and $2 million in Equity income in investee on its condensed consolidated statements of operations, respectively. As of March 26, 2022 and December 25, 2021, the carrying value of the Company’s investment in the ATMP JV was $72 million and $69 million, respectively.

THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both March 26, 2022 and December 25, 2021, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three months ended March 26, 2022, the Company recognized $83 million of licensing gain from a milestone achievement and royalty income and during the three months ended March 27, 2021, the Company recognized $4 million of licensing gain from royalty income, both associated with Licensed IP. As of both March 26, 2022 and December 25, 2021, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 7 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of March 26, 2022 and December 25, 2021 consisted of the following:

	March 26, 2022	December 25, 2021
	(In millions)
2.95% Senior Notes Due 2024 (Xilinx 2024 Notes)	$750	$—
2.375% Senior Notes Due 2030 (Xilinx 2030 Notes)	750	—
7.50% Senior Notes Due August 2022 (7.50% Notes)	312	312
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	1
Total debt (principal amount)	1,813	313
Unamortized debt discount and issuance costs	(26)	—
Total debt (net)	1,787	313
Less: current portion of long-term debt	(312)	(312)
Total long-term debt	$1,475	$1
Assumed Xilinx Notes
In connection with the acquisition of Xilinx, the Company assumed $1.5 billion in aggregate principal of Xilinx’s 2.95% and 2.375% Notes (Assumed Xilinx Notes) which were recorded at fair value as of the Acquisition Date. The difference between the fair value at the Acquisition Date and the principal outstanding of the Assumed Xilinx Notes will be amortized through interest expense over the remaining term of the debt. The Assumed Xilinx Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1. The indentures governing the Assumed Xilinx Notes contain various covenants which limit the Company’s ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to another person.
2.125% Notes
During the three months ended March 26, 2022, the activity on the 2.125% Notes was immaterial.
During the three months ended March 27, 2021, holders of the 2.125% Notes converted $25 million principal amount of notes in exchange for approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $6 million from these conversions in Other expense, net on its condensed consolidated statements of operations.

Future Debt Payment Obligations
As of March 26, 2022, the Company’s future debt and related interest payment obligations were as follows:

	Principal	Interest	Total
Fiscal Year	(In millions)
2022	$312	$64	$376
2023	—	41	41
2024	750	29	779
2025	—	18	18
2026	1	18	19
2027 and thereafter	750	62	812
Total	$1,813	$232	$2,045
Revolving Credit Facility
The Company is party to a $500 million unsecured revolving credit facility (the Revolving Credit Facility), including a $50 million swingline sub-facility and a $75 million sublimit for letters of credit pursuant to a credit agreement with a syndicate of banks. The Revolving Credit Facility expires in June 2024. Borrowings under the Revolving Credit Facility bear interest at either the LIBOR or the base rate at the Company’s option (in each case, as customarily defined) plus an applicable margin. As of March 26, 2022, there were no borrowings outstanding under the Revolving Credit Facility and the Company was in compliance with all required covenants. As of March 26, 2022, the Company had $14 million of letters of credit outstanding under the Revolving Credit Facility.
NOTE 8 – Financial Instruments
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	March 26, 2022			December 25, 2021
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2,289	$—	$2,289	$4	$—	$4
Commercial paper	—	145	145	—	45	45
U.S. Treasury and agency securities	75	125	200	—	—	—
Short-term investments
Commercial paper	—	559	559	—	880	880
Time deposits and certificates of deposits	—	491	491	—	193	193
Asset-backed and mortgage-backed securities	—	49	49	—	—	—
U.S. Treasury and agency securities	469	224	693	—	—	—
Other non-current assets
Equity investments	22	—	22	66	—	66
Deferred compensation plan investments	90	—	90	72	—	72
Total assets measured at fair value	$2,945	$1,593	$4,538	$142	$1,118	$1,260
During the three months ended March 26, 2022, the Company recognized a $44 million loss, in Other income (expense), due to a decrease in the fair value of an equity investment.
Deferred compensation plan investments are mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	March 26, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Asset-backed and mortgage-backed securities	$50	$—	$(1)	$49
Commercial paper	704	—	—	704
Money market funds	2,289	—	—	2,289
Time deposits and certificates of deposits	491	—	—	491
U.S. Treasury and agency securities	895	—	(2)	893
	$4,429	$—	$(3)	$4,426
As of March 26, 2022, the Company did not have any available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	March 26, 2022		December 25, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,090	$2,089	$1,118	$1,118
Due in 1 year through 5 years	1	1	—	—
Due in 5 years and later	49	47	—	—
	$2,140	$2,137	$1,118	$1,118

Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	March 26, 2022		December 25, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Current portion of long-term debt, net	$312	$320	$312	$326
Long-term debt, net of current portion	$1,475	$1,451	$1	$15
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of March 26, 2022, the Company had non-marketable securities in private companies of $137 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during the three months ended March 26, 2022. The balance of non-marketable securities in private companies as of March 27, 2021 was not material.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of March 26, 2022 and December 25, 2021, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $1.3 billion and $894 million, respectively. The fair value of these contracts was not material as of March 26, 2022 and December 25, 2021.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of March 26, 2022 and December 25, 2021, the notional value of these outstanding contracts was $539 million and $291 million, respectively. The fair value of these contracts was not material as of March 26, 2022 and December 25, 2021.

NOTE 9 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$786	$555
Denominator
Basic weighted average shares	1,393	1,213
Effect of potentially dilutive shares:
Employee equity plans and warrants	17	18
Diluted weighted average shares	1,410	1,231
Earnings per share:
Basic	$0.56	$0.46
Diluted	$0.56	$0.45
NOTE 10 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Balance, beginning of period	1,207	1,211
Common stock issued for the acquisition of Xilinx	429	—
Common stock issued under employee equity plans	1	1
Common stock repurchases for tax withholding on equity awards	(1)	—
Issuance of common stock to settle convertible debt	—	3
Repurchases of common stock	(16)	—
Balance, end of period	1,620	1,215

Stock Repurchase Program
In May 2021, the Company’s Board of Directors approved a stock repurchase program of up to $4 billion of the Company’s common stock (Existing Repurchase Program). In February 2022, the Company’s Board of Directors approved a new stock repurchase program in addition to the Existing Repurchase Program to purchase up to $8 billion of outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). During the three months ended March 26, 2022, the Company repurchased 15.8 million shares of its common stock under the Repurchase Program for $1.9 billion. As of March 26, 2022, $8.3 billion remains available for future stock repurchases under the Repurchase Program. The stock Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Cost of sales	$4	$1
Research and development	113	55
Marketing, general and administrative	82	29
Total stock-based compensation expense before income taxes	199	85
Income tax benefit	(43)	(13)
Total stock-based compensation expense after income taxes	$156	$72
The Company recorded $25 million of acquisition-related stock-based compensation expense during the three months ended March 26, 2022 under post-acquisition service conditions.
Xilinx Replacement Awards
In connection with the Merger, the Company issued equity awards as replacement for assumed equity awards to Xilinx employees. The replacement awards include restricted stock units of approximately 12 million shares with a weighted average fair value of $103.35 per share and have terms that are substantially the same as the assumed Xilinx awards. The fair value of replacement awards related to services rendered up to the Acquisition Date was recognized as a component of the total purchase consideration while the remaining fair value of replacement awards attributable to post-combination services will be recognized as stock-based compensation expense over the remaining post-acquisition vesting period.
NOTE 11 – Income Taxes
The Company recorded an income tax provision of $113 million and $89 million for the three months ended March 26, 2022 and March 27, 2021, representing effective tax rates of 12.6% and 13.8%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate for the three months ended March 26, 2022 was primarily due to the geographic mix of income taxed in lower tax rate jurisdictions, research credits and the beneficial rate impact from the foreign-derived intangible income tax benefit (FDII), which was partially offset by the U.S. tax on GILTI.
The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate for the three months ended March 27, 2021 was primarily due to the excess tax benefits with respect to stock-based compensation and the beneficial rate impact from the FDII tax benefit.
As of March 26, 2022, the Company continues to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to a lack of sufficient sources of taxable income.
During the quarter ended March 26, 2022, the liability for uncertain tax positions increased by $212 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.
As a result of the acquisition of Xilinx, the Company recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $863 million of GILTI net deferred tax liability. The Company also recorded $147 million of current tax payable as of the Acquisition Date. Additionally, the Company assumed $204 million of liability for uncertain tax positions and $321 million of long-term liability for transition-tax, which is payable over the next three years.

NOTE 12 – Segment Reporting
Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss). These performance measures include the allocation of expenses to the operating segments based on management’s judgment. During the three months ended March 26, 2022, the Company added Xilinx as a separate operating segment, consistent with the revised manner in which the Company’s CODM assesses the company’s financial performance and allocates resources.
The Company’s three operating segments are:
•the Computing and Graphics (CG) segment, which primarily includes desktop and notebook microprocessors, accelerated processing units that integrate microprocessors and graphics, chipsets, discrete GPUs, data center and professional GPUs and development services.
•the Enterprise, Embedded and Semi-Custom (EESC) segment, which primarily includes server and embedded processors, semi-custom SoC products, development services and technology for game consoles.
•the Xilinx segment, which primarily includes FPGAs, adaptive SoC products, and ACAP products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because management does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs.
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Net revenue:
Computing and Graphics	$2,802	$2,100
Enterprise, Embedded and Semi-Custom	2,526	1,345
Xilinx	559	$—
Total net revenue	$5,887	$3,445
Operating income (loss):
Computing and Graphics	$723	$485
Enterprise, Embedded and Semi-Custom	881	277
Xilinx	233	—
All Other (1)	(886)	(100)
Total operating income	$951	$662

(1)
For the three months ended March 26, 2022, all other operating losses included $479 million of amortization of acquisition-related intangibles, $199 million of stock-based compensation expense and $208 million of acquisition-related costs.
For the three months ended March 27, 2021, all other operating losses included $85 million of stock-based compensation expense and $15 million of acquisition-related costs.

NOTE 13 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include the Company’s obligations to purchase wafers and substrates from third parties and future payments related to certain software and technology licenses and IP licenses. Purchase commitments include obligations made under noncancellable purchase orders and contractual obligations requiring minimum purchases or for which cancellation would lead to significant penalties.
Total future unconditional purchase commitments as of March 26, 2022 were as follows:

Fiscal Year	(In millions)
Remainder of 2022	$6,463
2023	1,868
2024	762
2025	332
2026	179
2027 and thereafter	383
Total unconditional purchase commitments	$9,987
Included above are $479 million of purchase commitments related to the acquisition of Xilinx.
Contingencies
Quarterhill Inc. Litigation
On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suite in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review (IPR) of each of the patents-in-suit in those cases by the Patent Trial and Appeal Board.
On February 22, 2021, February 26, 2021, and March 10, 2021, the Patent Trial and Appeal Board (PTAB) issued final written decisions in IPR invalidating all asserted claims of the remaining Polaris and Aquila patents. On May 10, 2021, Aquila filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 6,895,519. On April 12, 2022, the Federal Circuit affirmed the PTAB’s decision. On April 30, 2021, Polaris filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On May 14, 2021, AMD filed a notice of cross-appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. Appellate briefing is completed.
On February 8, 2022, Polaris filed a lawsuit against Xilinx, Inc. alleging infringement of four patents related to memory chips and memory interfaces. On February 22, 2022, the Company was served with the complaint. On April 14, 2022, the Company filed a motion to dismiss the complaint.
Monterey Research Litigation
On November 15, 2019, Monterey Research, LLC filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware (Case. No. 1:19-cv-02149). Monterey Research alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). On May 2, 2022, the case was dismissed with prejudice as a result of the parties’ settlement.

On August 12, 2021, Monterey filed two patent infringement complaints in the United States District Court for the Western District of Texas (Case. No. 6:21-cv-00839 and Case. No. 6:21-cv-00840). In the first complaint, Monterey alleges that the Company infringes two patents (8,694,776 and 9,767,303) related to memory controllers, three patents (8,572,297, 7,609,799, and 7,899,145) related to circuit designs, and one patent (6,979,640) related to semiconductor processing. In the second complaint, Monterey alleges that the Company infringes one patent (6,680,516) related to semiconductor processing. In all of the complaints, Monterey Research seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs, and injunctive relief against the Company. On May 2, 2022, these two cases were dismissed with prejudice as a result of the parties’ settlement.
On March 31, 2022, the Company entered into an agreement which will provide the Company a license to the Monterey Research patents. The agreement did not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
Analog Devices Litigation
On December 5, 2019, Analog Devices, Inc. (ADI) filed a lawsuit against Xilinx alleging infringement of eight patents related to switching circuits, comparators, analog to digital convertors, signal conditioners, and switched capacitors. On January 21, 2020, Xilinx filed its answer and counterclaims alleging infringement by ADI of eight patents related to digital to analog converters, serializing data paths, transceivers, networks on chip, termination circuits, and data transmitters. On April 3, 2020, Xilinx filed amended counterclaims.
Between July 17 and December 4, 2020, Xilinx filed nine IPR petitions challenging the patentability of seven ADI asserted patents. Between August 31 and September 15, 2020, ADI filed eight IPR petitions challenging eight Xilinx asserted patents. Between January 5 and March 15, 2021, the USPTO entered decisions granting institution of IPR on six ADI asserted patents. On June 10, 2021, the USPTO entered a decision denying institution of IPR on one ADI asserted patent. Between April 8 and May 7, 2021, the USPTO entered decisions granting institution of IPR on all eight Xilinx asserted patents. On May 8, 2020, Xilinx filed a motion to strike ADI’s affirmative defense of inequitable conduct, which the Court granted on February 9, 2021. On February 22, 2021, the Court issued an order staying the case until the issuance of the USPTO’s Final Written Decision on the last-instituted of the parties’ pending IPRs.
Between January 10 and March 11, 2022, the USPTO issued Final Written Decisions (FWDs) finding all challenged claims unpatentable in two ADI patents; finding some challenged claims unpatentable in three ADI patents and finding no challenged claims unpatentable in one ADI patent. Between April 1 and April 5, 2022, the USPTO issued three FWDs finding some challenged claims unpatentable in three Xilinx patents and finding no challenged claims unpatentable in one Xilinx patent. Between March 15, 2022 and April 11, 2022, ADI and the Company filed notices of appeal to the Court of Appeals for the Federal Circuit regarding adverse IPR decisions.
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
On March 31, 2022, the Company entered into an agreement which will provide the Company a license to the Future Link Systems patents. The agreement did not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
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
NOTE 14 – Subsequent Events
On April 3, 2022, the Company entered into a definitive agreement to acquire Pensando Systems, Inc., for $1.9 billion (Pensando Merger), subject to certain working capital adjustments. The acquisition of Pensando will add a leading distributed services platform to the Company’s high-performance CPU, GPU, FPGA and adaptive SoC portfolio, and expand the Company’s ability to offer leadership solutions for cloud, enterprise and edge customers. The closing of the Pensando Merger is subject to customary closing conditions, including regulatory approval. The transaction is currently expected to close in the second quarter of 2022.
On April 29, 2022, the Company entered into a revolving credit agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in aggregate principal amount of $3.0 billion. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Term Secured Overnight Financing Rate (SOFR) (as defined in the Revolving Credit Agreement), in each case, plus an applicable margin that is calculated based on the Company’s credit ratings from time to time and ranges from 0.00% to 0.25% in the case of loans accruing at the alternate base rate, and 0.625% to 1.250% in the case of loans accruing at the adjusted Term. In addition, the Company has agreed to pay to the lenders under the Revolving Credit Agreement certain customary fees, including a commitment fee on the average daily unused portion of the Revolving Credit Commitments (as defined in the Revolving Credit Agreement) which ranges between 0.05% and 0.125% based on the Company’s credit ratings from time to time. The Revolving Credit Agreement contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically, greenhouse gas emissions. Also, on April 29, 2022, in connection with the entry into the Revolving Credit Agreement, the Company terminated its existing $500 million credit agreement dated as of June 7, 2019, among the Company, the lenders party thereto and Wells Fargo Bank, National Association (the Revolving Credit Facility). There were no amounts drawn upon the Revolving Credit Facility prior to termination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries under the Credit Agreement, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on the information presently known to management, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial condition, cash flows or results of operations; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized over the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; and the expected timing of the closing of AMD’s acquisition of Pensando Systems Inc. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Quarterly Report on Form 10-Q to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, AMD Instinct, AMD RDNA, EPYC, Radeon, Ryzen, Threadripper, Versal, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox One are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. PlayStation is a registered trademark or trademark of Sony Interactive Entertainment, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a code name for an AMD architecture and is not a product name.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 25, 2021 and December 26, 2020, and for each of the three years for the period ended December 25, 2021 as filed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Overview and Recent Developments
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
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio
On February 14, 2022, we completed the acquisition of Xilinx, Inc. (Xilinx) for a total purchase consideration of $48.8 billion. Xilinx expands our product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies. With the acquisition of Xilinx, we now offer Field Programmable Gate Arrays (FPGAs), adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 26, 2022 compared to the prior year period, an analysis of changes in our financial condition and a discussion of our contractual obligations.
Net revenue for the three months ended March 26, 2022 was $5.9 billion, a 71% increase compared to the prior year period. The increase was due to a 33% increase in Computing and Graphics net revenue, an 88% increase in Enterprise, Embedded and Semi-Custom net revenue and $559 million of net revenue from Xilinx for the period from February 14, 2022, the date of acquisition, to March 26, 2022. The increase in Computing and Graphics segment net revenue was primarily due to higher sales of our Ryzen™ and Radeon™ processors. The increase in Enterprise, Embedded and Semi-Custom net revenue was primarily due to higher EPYC™ processor revenue, semi-custom revenue and embedded product sales.
Gross margin in the first quarter of 2022 improved compared to the first quarter of 2021. Gross margin for the three months ended March 26, 2022 was 48% compared to gross margin of 46% for the prior year period. The increase in gross margin was primarily driven by higher server processor revenue and the inclusion of Xilinx high margin revenue, partially offset by amortization of intangible assets and acquisition-related costs.
Our operating income for the three months ended March 26, 2022 was $951 million compared to operating income of $662 million for the prior year period. The increase in operating income was primarily driven by strong revenue growth and higher gross margin which more than offset higher operating expenses, amortization of intangible assets and acquisition-related costs.
Our net income for the three months ended March 26, 2022 was $786 million compared to net income of $555 million for the prior year period. The increase in net income was primarily driven by higher operating income, partially offset by a higher income tax provision.
As of March 26, 2022, our cash, cash equivalents and short-term investments were $6.5 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash and $1.6 billion of short-term investments acquired from Xilinx on February 14, 2022. As of March 26, 2022, the principal amount of our outstanding debt obligations was $1.8 billion, which includes $1.5 billion of debt assumed from Xilinx, compared to $313 million as of December 25, 2021.
During the first quarter of 2022, we furthered our product roadmap by introducing a number of new products. We introduced our 3rd Gen AMD EPYC processors with AMD 3D V-Cache technology for leadership performance in technical computing workloads. We announced the availability of the AMD Instinct™ ecosystem, the new AMD Instinct MI210 accelerator and ROCm™ 5 software. Together the AMD Instinct and ROCm ecosystem offers exascale-class technology to a broad base of HPC and AI customers, designed to address the demand for compute-accelerated data center workloads and reduce the time to insights and discoveries.
We expanded our lineup of high-performance AMD Ryzen desktop processors with the introduction of the AMD Ryzen 7 5800X3D processor, the first AMD Ryzen processor to feature AMD 3D V-Cache technology to improve gaming performance. In addition, we announced the availability of 6 new “Zen 3” and “Zen 2” mainstream AMD

Ryzen desktop processors. For workstations, we introduced the new AMD Ryzen Threadripper PRO 5000 WX-Series workstation processors designed for professionals to run demanding workstation applications.
We launched the new AMD Radeon PRO GPUs in the first quarter of 2022 with introduction of the AMD Radeon PRO W6600X GPU for Mac Pro and the AMD Radeon PRO W6400 graphics card built on AMD RDNA™ 2 architecture.
We also introduced the 7nm Xilinx Versal™ ACAP VCK5000 development card designed to offer leadership AI inference performance. In March 2022, we began to ship the Versal HBM series to customers, the industry’s first adaptable platform with integrated HBM2e. The Versal HBM series combines fast memory, modern security features and adaptable compute in a single platform.
During the first quarter of 2022, we experienced limited disruptions due to the COVID-19 pandemic. We continue to monitor our operations and public health measures implemented by governmental authorities in response to the pandemic. We are focused on the health and safety of our employees and are taking safety measures to protect our employees who are in the office and support those employees who work from home.
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up to $8 billion of our outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). During the three months ended March 26, 2022, we repurchased 15.8 million shares of our common stock for $1.9 billion under the stock Repurchase Program. As of March 26, 2022, $8.3 billion remains available for future stock repurchases under the Repurchase Program. The stock Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, goodwill, intangibles and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of our acquisition of Xilinx, we believe the following critical accounting estimates, in addition to those disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Except as noted below, management believes there have been no significant changes for the three months ended March 26, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Business Combination. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology and trade names, based on expected future revenue growth rates and margins, future changes in technology, useful lives, and discount rates.

Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the Acquisition Date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Impairment of Long-Lived and Intangible Assets. Long-lived and intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.
When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the related assets groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset group or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.
When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Market conditions are amongst the factors affecting impairment of assets held for sale. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.
Long-lived assets such as property and equipment and intangible assets are considered non-financial assets and are measured at fair value when indicators of impairment exist.
Global Intangible Low-Taxed Income (GILTI). In 2022, we elected to change our method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on our facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, we recorded $27.3 billion of identified intangible assets (refer to Note 4 - Business Combination), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which we will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about our potential future tax liabilities based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 11 - Income Taxes. In addition, for the three months ended March 26, 2022, it resulted in a decrease in income tax provision with a corresponding increase to net income of $71 million, and an increase in basic and diluted earnings per share of $0.05, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on our historical consolidated financial statements.
Results of Operations
We report our financial performance based on the following three reportable segments: Computing and Graphics, Enterprise, Embedded and Semi-Custom, and Xilinx. During the three months ended March 26, 2022, we added Xilinx as a separate operating segment, consistent with the revised manner in which our CODM assesses our financial performance and allocates resources. Additional information on our reportable segments is contained in Note 12—Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Net revenue:
Computing and Graphics	$2,802	$2,100
Enterprise, Embedded and Semi-Custom	2,526	1,345
Xilinx	559	—
Total net revenue	$5,887	$3,445
Operating income (loss):
Computing and Graphics	$723	$485
Enterprise, Embedded and Semi-Custom	881	277
Xilinx	233	—
All Other	(886)	(100)
Total operating income	$951	$662
Computing and Graphics
Computing and Graphics net revenue of $2.8 billion for the three months ended March 26, 2022 increased by 33%, compared to net revenue of $2.1 billion for the prior year period, primarily as a result of a 42% increase in average selling price, partially offset by a 7% decrease in unit shipments. The increase in average selling price was primarily driven by a richer mix of Ryzen and Radeon products. The lower unit shipments were primarily driven by a strategic focus on premium and higher end products in a tight supply environment.
Computing and Graphics operating income was $723 million for the three months ended March 26, 2022, compared to operating income of $485 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Enterprise, Embedded and Semi-Custom
Enterprise, Embedded and Semi-Custom net revenue of $2.5 billion for the three months ended March 26, 2022 increased by 88%, compared to net revenue of $1.3 billion for the prior year period. The increase was driven by higher EPYC processor revenue, semi-custom revenue and embedded product sales.
Enterprise, Embedded and Semi-Custom operating income was $881 million for the three months ended March 26, 2022 compared to operating income of $277 million for the prior year period. The increase in operating income was primarily due to the higher revenue and higher licensing gain in the segment which more than offset higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Xilinx
Xilinx net revenue was $559 million for the three months ended March 26, 2022. Xilinx operating income was $233 million for the three months ended March 26, 2022.
All Other
All Other operating loss of $886 million for the three months ended March 26, 2022 consisted of $479 million of amortization of acquisition-related intangibles, $199 million of stock-based compensation expense, and $208 million of acquisition-related costs, which primarily include transaction costs, amortization of Xilinx inventory fair value step-up adjustment, depreciation related to the Xilinx fixed assets fair value step-up adjustment, and certain compensation charges related to the acquisition of Xilinx.
All Other operating loss of $100 million for the three months ended March 27, 2021 consisted of $85 million of stock-based compensation expense and $15 million of acquisition-related costs.

International Sales
International sales as a percentage of net revenue were 69% and 76% for the three months ended March 26, 2022 and March 27, 2021, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions except for percentages)
Net revenue	$5,887	$3,445
Cost of sales	2,883	1,858
Amortization of acquisition-related intangibles	186	—
Gross profit	2,818	1,587
Gross margin	48%	46%
Research and development	1,060	610
Marketing, general and administrative	597	319
Amortization of acquisition-related intangibles	293	—
Licensing gain	(83)	(4)
Interest expense	(13)	(9)
Other expense, net	(42)	(11)
Income tax provision	113	89
Equity income in investee	3	2
Gross Margin
Gross margin was 48% and 46% for the three months ended March 26, 2022 and March 27, 2021, respectively. The increase was primarily driven by higher server processor revenue and the inclusion of Xilinx high margin revenue, partially offset by amortization of intangible assets and acquisition-related costs.
Expenses
Research and Development Expenses
Research and development expenses of $1.1 billion for the three months ended March 26, 2022 increased by $450 million, or 74%, compared to $610 million for the prior year period. The increase was primarily driven by an increase in headcount, the addition of Xilinx and an increase in product development costs.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $597 million for the three months ended March 26, 2022 increased by $278 million, or 87%, compared to $319 million for the prior year period. The increase was due to the addition of Xilinx, an increase in go-to-market activities, an increase in headcount, and higher acquisition-related costs.
Amortization of Acquisition-Related Intangibles
Cost of sales and operating expense includes $186 million and $293 million, respectively, of amortization expense from intangible assets acquired from Xilinx.

Licensing Gain
During the three months ended March 26, 2022, we recognized $83 million of licensing gain from a milestone achievement and royalty income and during the three months ended March 27, 2021, we recognized $4 million of licensing gain from royalty income, both associated with licensed IP.
Interest Expense
Interest expense for the three months ended March 26, 2022 was $13 million compared to $9 million for the prior year period. The increase was primarily due to interest expense from the Assumed Xilinx Notes.
Other Income (Expense), Net
Other expense, net was $42 million for the three months ended March 26, 2022, compared to $11 million of Other expense, net for the prior year period. The change was primarily due to a decrease of $44 million in the fair value of equity investments in the first quarter of 2022, partially offset by lower impairment on investment of $8 million and losses from the conversion of our convertible debt of $6 million in the first quarter of 2021.
Income Tax Provision
We recorded an income tax provision of $113 million and provision of $89 million for the three months ended March 26, 2022 and March 27, 2021, representing effective tax rates of 12.6% and 13.8%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended March 26, 2022 was primarily due to the geographic mix of income taxed in lower tax rate jurisdictions, research credits and the beneficial rate impact from the foreign-derived intangible income tax benefit (FDII), which was partially offset by the U.S. tax on GILTI.
The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended March 27, 2021 was primarily due to the excess tax benefits with respect to stock-based compensation and the beneficial rate impact from the FDII tax benefit.
As of March 26, 2022, we continued to maintain a valuation allowance for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of taxable income.
During the quarter ended March 26, 2022, the liability for uncertain tax positions increased by $212 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.
As a result of the acquisition of Xilinx, we recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets. We also recorded $147 million of current tax payable as of the Acquisition Date. Additionally, we assumed $204 million of liability for uncertain tax positions and $321 million of long-term liability for transition tax, which is payable over the next three years.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 26, 2022, our cash, cash equivalents and short-term investments were $6.5 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash and $1.6 billion of short-term investments acquired from Xilinx on February 14, 2022. The percentage of cash, cash equivalents and short-term investments held domestically were 79% and 91% as of March 26, 2022 and December 25, 2021, respectively.

Our operating, investing and financing activities for the three months ended March 26, 2022 compared to the prior year period are as described below:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(In millions)
Net cash provided by (used in):
Operating activities	$995	$898
Investing activities	3,158	(722)
Financing activities	(1,948)	(8)
Net increase in cash and cash equivalents	$2,205	$168
As of March 26, 2022, our principal debt obligations were $1.8 billion, which includes $1.5 billion of debt assumed from Xilinx, compared to $313 million as of December 25, 2021.
On April 29, 2022, we entered into a revolving credit agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion. Also, on April 29, 2022, we terminated our $500 million revolving credit agreement dated as of June 7, 2019.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our Revolving Credit Agreement will be sufficient to fund operations, including capital expenditures and purchase commitments, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $1.0 billion in the three months ended March 26, 2022, primarily due to our net income of $786 million, adjusted for non-cash and non-operating charges of $631 million and net cash outflows of $422 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $672 million increase in accounts receivable driven primarily by higher revenue in the first fiscal quarter of 2022 and a $260 million increase in prepaid expenses and other assets driven primarily by prepayments under long-term supply agreements, partially offset by a $412 million increase in accrued liabilities and other driven primarily by higher customer-related accruals.
Net cash provided by operating activities was $898 million in the three months ended March 27, 2021, primarily due to our net income of $555 million, adjusted for non-cash and non-operating charges of $286 million and net cash inflows of $57 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $466 million increase in accounts payable due to timing of payments to our suppliers, partially offset by a $112 million increase in accounts receivable driven primarily by higher revenue in the first quarter of 2021 compared to the fourth quarter of 2021, and a $254 million increase in inventories driven by an increase in product build in support of customer demand.

Investing Activities
Net cash provided by investing activities was $3.2 billion for the three months ended March 26, 2022 which primarily consisted of $2.4 billion of cash received from Xilinx in the acquisition and $964 million of proceeds from the maturity of short-term investments, partially offset by purchases of short-term investments of $100 million and purchases of property and equipment of $71 million.
Net cash used in investing activities was $722 million for the three months ended March 27, 2021 which primarily consisted of $858 million for purchases of short-term investments and $66 million for purchases of property and equipment, partially offset by $200 million for maturities of short-term investments.
Financing Activities
Net cash used in financing activities was $1.9 billion for the three months ended March 26, 2022, which primarily consisted of common stock repurchases of $1.9 billion and repurchases for tax withholding on employee equity plans of $35 million, partially offset by a cash inflow of $2 million from issuance of common stock under our employee equity plans.
Net cash used in financing activities was $8 million for the three months ended March 27, 2021, which primarily consisted of common stock repurchases for tax withholding on employee equity plans of $10 million, partially offset by a cash inflow of $2 million from exercises of stock options under our employee equity plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 25, 2021.

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
As of March 26, 2022, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Other than the acquisition of Xilinx, there was no change in our internal controls over financial reporting for the three months ended March 26, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating the Xilinx operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 13—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

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
•Our revenue from our semi-custom System-on-Chip (SoC) products is dependent upon our semi-custom SoC products being incorporated into customers’ products and the success of those products.
•Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
•IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.
•We may encounter difficulties in upgrading and operating our new enterprise resource planning (ERP) system, which could materially adversely affect us.
•Uncertainties involving the ordering and shipment of our products could materially adversely affect us.

•Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.
•We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business and products.
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
Merger, Acquisition and Integration Risks
•Acquisitions, joint ventures and/or investments, and the failure to integrate acquired businesses, such as Xilinx, could disrupt our business and/or dilute or adversely affect the price of our common stock.
•Any impairment of the combined company’s tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact the combined company’s financial position and results of operations.
Liquidity and Capital Resources Risks
•The agreements governing our notes, our guarantees of Xilinx’s 2.95% and 2.375% Notes (Assumed Xilinx Notes), and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
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
Intel could also take actions that place our discrete graphics processing units (GPUs) at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as NVIDIA Corporation, preferential access to its proprietary graphics interface or other useful information or restricting access to external companies. Also, Intel has developed and released their own high-end discrete GPUs, including gaming focused discrete GPUs and announced plans for further releases in 2022. With our recent acquisition of Xilinx, we now compete with Intel in field programmable gate arrays (FPGAs) and adaptive SoC products. Intel’s position in the microprocessor and integrated graphics chipset markets, its introduction of competitive new products, its existing relationships with top-tier OEMs, and its aggressive marketing and pricing strategies could result in lower unit sales and lower average selling prices for our products, which could have a material adverse effect on us.
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
While our employees gradually return to office, we continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. It is uncertain as to when all health measures put in place to attempt to contain the spread of COVID-19 will be lifted. If there are further waves of the virus, health measures may be reimplemented and we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, unavailability of COVID 19 tests, travel restrictions or illness, a reluctance or refusal to vaccinate, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. Even when COVID-19 health measures are lifted or modified, our employees’ ability or willingness to return to work may delay the return of our full workforce and the resumption of normal business operations.
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
COVID-19 has also led to a disruption and volatility in the global capital and financial markets. While we believe our cash, cash equivalents and short-term investments along with our Revolving Credit Agreement and cash flows from operations will be sufficient to fund operations, including capital expenditures, and purchase commitments, over the next 12 months and beyond, to the extent we may require additional funding to finance our operations and capital expenditures and such funding may not be available to us as a result of contracting capital and financial markets resulting from COVID-19, it may have an adverse effect on our business.

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
The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, product features and capabilities (including enabling state-of-the-art visual and virtual reality experiences), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of our Computing and Graphics revenue is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®5, Microsoft® XboxTM Series S and Microsoft® XboxTM Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, South Korea has instituted restrictions on cryptocurrency trading and the valuations of the currencies and China has banned such activities, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries have created and may continue to create their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
We utilize third-party wafer foundries to fabricate the silicon wafers for all of our products. We rely on Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of all wafers for microprocessor and GPU products at 7 nanometer (nm) or smaller nodes, and we rely primarily on GLOBALFOUNDRIES Inc. (GF) for wafers for microprocessor and GPU products manufactured at process nodes larger than 7 nm. We also utilize TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. for our integrated circuits (IC) in the form of programmable logic devices. We also rely on third-party manufacturers to assemble, test, mark and pack (ATMP) our products. Our third party package assembly partners are responsible for packaging technology used to fabricate our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.
We cannot guarantee that these manufacturers or our other third-party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturing suppliers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business. For example, if TSMC is not able to manufacture wafers for our microprocessor and GPU products at 7 nm or smaller nodes and our newest IC products in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
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
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain social economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
If we transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third-party manufacturer, or if we for other reasons cease utilizing one of those manufacturers, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.
We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and this agreement is in place through 2025. In May 2021, we entered into an amendment to the WSA, and in December 2021, we further amended these terms (the Amendment). Under the Amendment, GF will provide a minimum annual capacity allocation to us for years 2022 through 2025 and AMD has corresponding annual wafer purchase targets. If we do not meet the annual wafer purchase target for any of these years, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year. AMD and GF also have agreed to wafer pricing through 2025, and AMD is obligated to pre-pay GF certain amounts for those wafers in 2022 and 2023. The Amendment no longer includes any exclusivity commitments and provides us with full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. If GF fails to meet its minimum annual capacity allocation obligations, we could experience significant delays in the shipment of our products, which could have a material adverse effect on our business.
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
Semiconductor manufacturing yields are a result of product design, process technology and packaging technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, packaging technology failures process technology failures or a combination of these. Our third-party manufacturers are responsible for the process technologies used to fabricate silicon wafers. If our third-party manufacturers experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or experience product delivery delays. We cannot be certain that our third-party manufacturers will be able to develop, obtain or successfully implement leading-edge process or packaging technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when our third party manufacturers are implementing new process or packaging technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing our 7 nm and lower product microprocessor and GPU portfolio on TSMC’s processes. If TSMC is not able to manufacture wafers for our products at 7 nm or smaller nodes in sufficient quantities to meet customer demand, it could have a material adverse effect on our business. Moreover, we rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes for our IC products. Therefore, the foundries, particularly TSMC which manufactures our newest IC products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. As consumers have new product feature preferences or have different requirements than those consumers in the PC market, PC sales could be negatively impacted, which could adversely impact our business. Our product roadmap includes our next-generation AMD Ryzen™, AMD Radeon™, and AMD EPYC™ processors and FPGAs. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.
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
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. Companies like AMD have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, business and system disruption attacks, and other attempts to gain unauthorized access. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational risks and cybersecurity attack vectors to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber threats may come into our network through malicious code that is added to widely available open-source software or security vulnerabilities that are being used by attackers prior to mitigations being put in place, such as zero day attacks. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. It also may not be possible to determine the root cause of such incidents or mitigate quick enough to stop an attack. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information or personally identifiable information. Cyber-attacks on us or our customers, business partners or third-party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
We also maintain confidential and personally identifiable information about our workers and consumers. The confidentiality and integrity of our worker and consumer data is important to our business and our workers and consumers have a high expectation that we adequately protect their personal information. In addition, many governments have enacted laws around personally identifiable information, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, and failure to comply or a breach of personally identifiable information could result in sanctions or other actions by the governments or litigation by other entities.
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
We often partner with third-party providers for certain worker services and we may provide certain limited worker information to such third parties based on the scope of the services provided to us. We also provide sensitive information to vendors, customers and contractors. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our workers’ data and sensitive information may be improperly accessed, used or disclosed.
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
We may encounter difficulties in upgrading and operating our new enterprise resource planning system, which could materially adversely affect us.
We are currently upgrading to our enterprise resource planning (ERP) system to help us manage our operations and financial reporting. The adoption of a new ERP system is a major undertaking and poses several challenges, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new system may include disruption business continuity, maintaining effective internal controls, administrative and technical problems, interruptions or delays in sales processes, expenditure overruns, and data migration issues. If we do not properly address or mitigate these issues it could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Moreover, once our ERP system is upgraded, it may not operate as we expect it to and cause disruption to our operations. There are no assurances that our new ERP system will be successfully implemented and the failure to do so could have a material adverse effect on our business.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business and products.
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, manufacture or production of current or future products that are based on, utilized in, or support our products, our business could be materially adversely affected.
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
We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. In October 2019, the BIS added additional Chinese entities to the Entity List. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remain uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. We are taking steps to mitigate the impact of these tariffs on our business and AMD processor-based products. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus or the DNR or LNR regions of Ukraine, due to the conflict in the Ukraine. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business.
Our FPGAs and related technologies are subject to Export Administration Regulations (EAR), which are administered by the U.S. Department of Commerce. In addition, we may, from time to time, receive technical data from third parties that is subject to the International Traffic and Arms Regulations (ITAR), which are administered by the U.S. Department of State. EAR and ITAR govern the export and re-export of these FPGAs, the transfer of related technologies, whether in the U.S. or abroad, and the provision of services. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements. An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.
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
Our business is subject to potential tax liabilities, and exposure to greater-than-anticipated income tax liabilities as a result of changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits, any of which could affect our effective tax rates, financial condition, and results of operations
We are a U.S.-based multinational company subject to income tax, indirect tax or other tax claims in multiple U.S. and foreign tax jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Any changes to tax laws could have a material adverse effect on our tax obligations and effective tax rate. Our income tax obligations could be affected by many factors, including, but not limited to, changes to our corporate operating structure, intercompany arrangements, and tax planning strategies.
Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets.
In addition, we are subject to examinations of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial condition, and results of operations.
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure that the final determination of any tax audits or litigation will not be materially different from that which is reflected in historical tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and net income in the period or periods for which that determination is made.
We are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 13 of our condensed consolidated financial statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.
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

Merger, Acquisition and Integration Risks
Acquisitions, joint ventures and/or investments, including our acquisition of Xilinx, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
For example, on February 14, 2022, we completed our acquisition of Xilinx. While we believe the Merger will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations, achieving these anticipated benefits will depend on successfully combining our and Xilinx’s businesses together. It is not certain that Xilinx’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: our inability to integrate or benefit from Xilinx’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities associated with the integration; failure to leverage the increased scale of the combined businesses quickly and effectively; coordinating and integrating in countries in which we have not previously operated; the potential impact of the Merger on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, Xilinx’s employees, vendors, suppliers and customers; adverse changes in general economic conditions in regions in which we and Xilinx operate; potential litigation associated with the Merger; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in attracting and retaining key personnel; and difficulties with integrating and upgrading our and Xilinx’s financial reporting systems. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Merger may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact the combined company. If we cannot successfully integrate our and Xilinx’s businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
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
Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
We account for certain acquisitions, including the Merger, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, including those from Xilinx at their respective fair values at the Acquisition Date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Merger, we recorded significant goodwill and other intangible assets on our consolidated balance sheet.
Indefinite-lived intangible assets, including goodwill, is tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill and intangible assets requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill, which may have a material adverse impact on our financial position and results of operations.
Liquidity and Capital Resources Risks
The agreements governing our notes, our guarantees of the Assumed Xilinx Notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
The indenture governing our 7.50% Senior Notes due August 2022 (7.50% Notes) contains various covenants which limit our ability to, among other things: make certain investments, including investments in our unrestricted subsidiaries; and consolidate or merge or sell our assets as an entirety or substantially as an entirety.
Additionally, in connection with the Merger, we entered into supplemental indentures for the Assumed Xilinx Notes pursuant to which all obligations of Xilinx under the Assumed Xilinx Notes are unconditionally guaranteed on a senior unsecured basis by us. The indentures governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.
On April 29, 2022, we entered into a revolving credit agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion. Also, on April 29, 2022 and in connection with the entry into the Revolving Credit Agreement, we terminated our $500 million revolving credit agreement dated as of June 7, 2019.
Our Revolving Credit Agreement also contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). In addition, our Revolving Credit Agreement requires us to maintain a minimum consolidated interest coverage ratio at the end of each fiscal quarter.The agreements governing our notes and our Revolving Credit Agreement contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Credit Agreement. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes and 2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $500 million would cause a cross default under the Revolving Credit Agreement (to the extent such default (other than the failure to repay indebtedness) would result in the acceleration of such indebtedness). The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Credit Agreement to declare all amounts outstanding under the indentures or the Revolving Credit Agreement to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes or 2.125% Notes or the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of March 26, 2022 was $1.8 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 69% for the three months ended March 26, 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
The political, legal and economic risks associated with our operations in foreign countries include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight and interest rates; inflation; disruption in air transportation between the United States and our overseas facilities; loss or modification of exemptions for taxes and tariffs; and compliance with United States laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus or the DNR or LNR regions of Ukraine, due to the conflict in the Ukraine.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, typhoons, droughts, fires, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our Santa Clara and San Jose operations are located near major earthquake fault lines in California. Also, we have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices.
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
Any of the above risks, should they occur, could result in an increase in the cost of components, production and shipment delays, general business interruptions, the inability to obtain, or delays from difficulties in obtaining export licenses for certain technology, penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to international customers, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up to $8 billion of our outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
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
We issued warrants dated March 28, 2022 to purchase 39,576 shares of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on March 28, 2025.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up additional $8 billion of the Company’s outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). We expect to fund repurchases through cash generated from operations, which have been strengthened by our strong operational results. Our stock Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the three months ended March 26, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In millions, except shares and per share data)
December 26, 2021 - January 22, 2022	7,462,293	$134.01	7,462,293	$1,238
January 23, 2022 - February 19, 2022	1,715,256	$114.29	1,715,256	$9,042
February 20, 2022 - March 26, 2022	6,608,257	$108.12	6,608,257	$8,327
Total	15,785,806
Equity Award Share Withholding
During the three months ended March 26, 2022, we paid $35 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $118.07 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
The U.S. government has designated the Russian Federal Security Service (the FSB) as a blocked party under Executive Order 13382. In addition, the U.S. Department of the Treasury’s Office of Foreign Assets Control has issued General License No. 1B (the OFAC General License), which generally authorizes certain licensing, permitting, certification, notification, and related transactions with the FSB as may be required for the importation, distribution, or use of information technology products in the Russian Federation.
As permitted under the OFAC General License, Xilinx, which we acquired on February 14, 2022, previously authorized certain third-party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on its behalf in connection with the importation of its products into the Russian Federation. Subsequent to February 14, 2022, third-party resellers filed additional notifications with and/or applied for import licenses and permits from the FSB on behalf of Xilinx. During the fiscal quarter ended March 26, 2022, we and our subsidiaries, including Xilinx, suspended shipments to the Russian Federation.
There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. We and our subsidiaries do not sell products or provide services to the FSB.

 ITEM 6. EXHIBITS

4.1
Fourth Supplemental Indenture governing the Xilinx 2.950% Senior Notes due 2024, dated as of February 14, 2022 by and among Xilinx, Inc., Advanced Micro Devices, Inc., and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association.

4.2
Second Supplemental Indenture governing the Xilinx 2.375% Senior Notes due 2030. dated as of February 14, 2022, by and among Xilinx, Inc., Advanced Micro Devices, Inc., and U.S. Bank Trust Company, National Association, as successor to interest to U.S. Bank National Association,

*10.1	Xilinx, Inc. 2007 Equity Incentive Plan.
*10.2	2004 Equity Incentive Plan, as amended and restated, dated February 23, 2022.
*10.3	Offer Letter between Advanced Micro Devices, Inc. and Victor Peng dated March 8, 2022.
18.1	Preferability Letter from Ernst & Young, LLP dated May 4, 2022.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_____________________
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

May 4, 2022	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer