Form 10-Q
period 2022-06-25
ADVANCED MICRO DEVICES INC
filed 2022-08-03
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 28, 2022: 1,614,320,900

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions, except per share amounts)
Net revenue	$6,550	$3,850	$12,437	$7,295
Cost of sales	3,115	2,020	5,998	3,878
Amortization of acquisition-related intangibles	407	—	593	—
Total cost of sales	3,522	2,020	6,591	3,878
Gross profit	3,028	1,830	5,846	3,417

Research and development	1,300	659	2,360	1,269
Marketing, general and administrative	592	341	1,189	660
Amortization of acquisition-related intangibles	616	—	909	—
Licensing gain	(6)	(1)	(89)	(5)
Operating income	526	831	1,477	1,493

Interest expense	(25)	(10)	(38)	(19)
Other expense, net	(4)	—	(46)	(11)
Income before income taxes and equity income	497	821	1,393	1,463

Income tax provision	54	113	167	202
Equity income in investee	4	2	7	4
Net income	$447	$710	$1,233	$1,265

Earnings per share
Basic	$0.28	$0.58	$0.82	$1.04
Diluted	$0.27	$0.58	$0.81	$1.03
Shares used in per share calculation
Basic	1,618	1,216	1,506	1,214
Diluted	1,632	1,232	1,521	1,231
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Net income	$447	$710	$1,233	$1,265
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(31)	1	(30)	(10)
Total comprehensive income	$416	$711	$1,203	$1,255
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 25, 2022	December 25, 2021
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,964	$2,535
Short-term investments	1,028	1,073
Accounts receivable, net	4,050	2,706
Inventories	2,648	1,955
Receivables from related parties	3	2
Prepaid expenses and other current assets	769	312
Total current assets	13,462	8,583
Property and equipment, net	1,441	702
Operating lease right-of-use assets	482	367
Goodwill	24,193	289
Acquisition-related intangibles	26,159	—
Investment: equity method	76	69
Deferred tax assets	32	931
Other non-current assets	1,657	1,478
Total assets	$67,502	$12,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,321
Payables to related parties	361	85
Accrued liabilities	3,074	2,424
Current portion of long-term debt, net	312	312
Other current liabilities	258	98
Total current liabilities	5,523	4,240
Long-term debt, net of current portion	2,465	1
Long-term operating lease liabilities	422	348
Deferred tax liabilities	2,805	12
Other long-term liabilities	1,118	321
Commitments and Contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,631 and 1,232; shares outstanding: 1,612 and 1,207	16	12
Additional paid-in capital	57,297	11,069
Treasury stock, at cost (shares held: 19 and 25)	(1,893)	(2,130)
Accumulated deficit	(218)	(1,451)
Accumulated other comprehensive loss	(33)	(3)
Total stockholders’ equity	55,169	7,497
Total liabilities and stockholders’ equity	$67,502	$12,419

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
	(In millions)
Cash flows from operating activities:
Net income	$1,233	$1,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,789	192
Stock-based compensation	491	168
Amortization of operating lease right-of-use assets	40	25
Amortization of inventory fair value adjustment	185	—
Loss on debt redemption, repurchase and conversion	—	6
Loss on sale or disposal of property and equipment	15	19
Deferred income taxes	(618)	145
Losses on equity investments, net	54	8
Other	(4)	(1)
Changes in operating assets and liabilities
Accounts receivable, net	(1,016)	46
Inventories	(274)	(366)
Receivables from related parties	(1)	4
Prepaid expenses and other assets	(237)	(55)
Payables to related parties	277	(42)
Accounts payable	28	346
Accrued liabilities and other	71	90
Net cash provided by operating activities	2,033	1,850
Cash flows from investing activities:
Purchases of property and equipment	(203)	(130)
Purchases of short-term investments	(620)	(1,130)
Proceeds from maturity of short-term investments	2,249	655
Cash received from acquisition of Xilinx	2,366	—
Acquisition of Pensando, net of cash acquired	(1,558)	—
Other	(4)	2
Net cash provided by (used in) investing activities	2,230	(603)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	991	—
Proceeds from sales of common stock through employee equity plans	78	51
Repurchases of common stock	(2,835)	(256)
Common stock repurchases for tax withholding on employee equity plans	(66)	(14)
Other	(2)	—
Net cash used in financing activities	(1,834)	(219)
Net increase in cash and cash equivalents	2,429	1,028
Cash and cash equivalents at beginning of period	2,535	1,595
Cash and cash equivalents at end of period	$4,964	$2,623

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 25, 2022	June 26, 2021
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$544	$10
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$149	$41
Issuance of common stock to settle convertible debt	$—	$25
Issuance of common stock and treasury stock for the acquisition of Xilinx	$48,514	$—
Fair value of replacement share-based awards related to acquisition of Xilinx	$275	$—
Transfer of assets for acquisition of property and equipment	$13	$37
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$87	$77

See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$16	$12	$12	$12
Issuance of common stock as consideration for acquisition	—	—	4	—
Balance, end of period	$16	$12	$16	$12
Additional paid-in capital
Balance, beginning of period	$56,925	$10,658	$11,069	$10,544
Common stock issued under employee equity plans	76	49	78	51
Stock-based compensation	292	83	491	168
Issuance of common stock to settle convertible debt	—	1	—	25
Issuance of common stock as consideration for acquisition	—	—	45,372	—
Fair value of replacement share-based awards related to acquisition	—	—	275	—
Issuance of common stock warrants	4	4	12	7
Balance, end of period	$57,297	$10,795	$57,297	$10,795
Treasury stock
Balance, beginning of period	$(941)	$(141)	$(2,130)	$(131)
Repurchases of common stock	(921)	(256)	(2,835)	(256)
Common stock repurchases for tax withholding on employee equity plans	(31)	(4)	(66)	(14)
Reissuance of treasury stock as consideration for acquisition	—	—	3,138	—
Balance, end of period	$(1,893)	$(401)	$(1,893)	$(401)

Accumulated deficit:
Balance, beginning of period	$(665)	$(4,058)	$(1,451)	$(4,605)
Cumulative effect of adoption of accounting standard	—	—	—	(8)
Net income	447	710	1,233	1,265
Balance, end of period	$(218)	$(3,348)	$(218)	$(3,348)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2)	$6	$(3)	$17
Other comprehensive income (loss)	(31)	1	(30)	(10)
Balance, end of period	$(33)	$7	$(33)	$7

Total stockholders' equity	$55,169	$7,065	$55,169	$7,065
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, discrete graphics processing units (GPUs), data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data center processing units (DPUs), Field Programmable Gate Arrays (FPGAs), adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
On February 14, 2022 (the Xilinx Acquisition Date), the Company completed the acquisition of Xilinx, Inc. (Xilinx). On May 26, 2022 (the Pensando Acquisition Date), the Company completed the acquisition of Pensando Systems, Inc. (Pensando). See Note 5 - Business Combinations for additional information on these acquisitions.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 25, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and six months ended June 25, 2022 and June 26, 2021 each consisted of 13 and 26 weeks, respectively.
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
Business Combinations. The Company is required to use the acquisition method of accounting for business combinations. The acquisition method of accounting requires the Company to allocate the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth and margins, future changes in technology, expected cost and time to develop in-process research and development and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.
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
Global Intangible Low-Taxed Income (GILTI). In 2022, the Company elected to change its method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on the Company’s facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, the Company recorded $27.3 billion of identified intangible assets (refer to Note 5 - Business Combination), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which the Company will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about potential future tax liabilities of the Company based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 12 - Income Taxes. In addition, for the three and six months ended June 25, 2022, it resulted in a decrease in the income tax provision with a corresponding increase to net income of $65 million and $136 million and an increase in basic and diluted earnings per share of $0.04 and $0.09 respectively, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on the Company’s historical consolidated financial statements.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of June 25, 2022 and December 25, 2021, Accounts receivable, net included unbilled accounts receivable of $868 million and $329 million, respectively. Unbilled accounts receivable primarily represents work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	June 25, 2022	December 25, 2021
	(In millions)
Raw materials	$160	$82
Work in process	2,171	1,676
Finished goods	317	197
Total inventories	$2,648	$1,955

Prepaid Expenses and Other Current Assets	June 25, 2022	December 25, 2021
	(In millions)
Prepaid supply agreements	$400	$74
Other	369	238
Total prepaid expenses and other current assets	$769	$312
Prepaid supply agreements relate to the short-term portion of payments made to vendors to secure long-term supply capacity.

Property and Equipment, net	June 25, 2022	December 25, 2021
	(In millions)
Land	$120	$—
Building and leasehold improvements	581	206
Equipment	1,892	1,534
Construction in progress	159	96
Property and equipment, gross	2,752	1,836
Accumulated depreciation	(1,311)	(1,134)
Total property and equipment, net	$1,441	$702

Other Non-Current Assets	June 25, 2022	December 25, 2021
	(In millions)
Long-term prepaid supply agreements	$769	$916
Software and technology licenses, net	505	328
Other	383	234
Total other non-current assets	$1,657	$1,478

Accrued Liabilities	June 25, 2022	December 25, 2021
	(In millions)
Accrued marketing programs	$1,021	$933
Accrued compensation and benefits	741	705
Other accrued and current liabilities	1,312	786
Total accrued liabilities	$3,074	$2,424
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of June 25, 2022, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $171 million, of which $125 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 20% and 21% of the Company’s revenue for the three and six months ended June 25, 2022, respectively, and 22% for both the three and six months ended June 26, 2021.

NOTE 4 – Segment Reporting
Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue and operating income (loss). These performance measures include the allocation of expenses to the reportable segments based on management’s judgment. In the second quarter of fiscal year 2022, the Company updated its segment reporting structure to align financial reporting with the manner in which the Company manages its business in strategic end markets. The Company’s disclosed measure of segment operating results has been updated consistent with the revised manner in which the Company’s CODM assesses the company’s financial performance and allocates resources. All prior-period segment data have been retrospectively adjusted.
The Company’s four reportable segments are:
•the Data Center segment, which primarily includes server microprocessors, GPUs, data processing units (DPUs), FPGAs and adaptive SoC products for data centers;
•the Client segment, which primarily includes microprocessors, accelerated processing units that integrate microprocessors and graphics, and chipsets for desktop and notebook personal computers;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded microprocessors, GPUs, FPGAs, adaptive SoC products, and ACAP products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related costs and licensing gain.
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Net revenue:
Data Center	$1,486	$813	$2,779	$1,423
Client	2,152	1,728	4,276	3,366
Gaming	1,655	1,255	3,530	2,410
Embedded	1,257	54	1,852	96
Total net revenue	$6,550	$3,850	$12,437	$7,295
Operating income (loss):
Data Center	$472	$204	$899	$314
Client	676	538	1,368	1,068
Gaming	187	175	545	296
Embedded	641	6	918	3
All Other (1)	(1,450)	(92)	(2,253)	(188)
Total operating income	$526	$831	$1,477	$1,493

(1)
For the three and six months ended June 25, 2022, all other operating losses primarily included $1.0 billion and $1.5 billion of amortization of acquisition-related intangibles, $292 million and $491 million of stock-based compensation expense and $141 million and $349 million of acquisition-related costs, respectively.
For the three and six months ended June 26, 2021, all other operating losses primarily included $83 million and $168 million of stock-based compensation expense $10 million and $25 million of acquisition-related costs, respectively.

NOTE 5 – Business Combinations
Pensando Acquisition
On May 26, 2022, the Company completed the acquisition of all issued and outstanding shares of Pensando, a leader in next-generation distributed computing, for a transaction valued at approximately $1.9 billion. The recorded purchase consideration of $1.7 billion is net of deferred cash compensation requiring future services and other customary closing adjustments. The acquisition of Pensando and its leading distributed services platform expands the Company’s ability to offer leadership solutions for cloud, enterprise, and edge customers.
The purchase consideration was preliminarily allocated as follows:

(In millions)
Cash and cash equivalents	$111
Accounts receivable	31
Inventory	66
Prepaid expenses and other current assets	43
Property and equipment	11
Deferred tax assets	22
Acquisition-related intangibles	349
Total Assets	633
Accounts payable	15
Accrued and other liabilities	59
Total Liabilities	74
Fair value of net assets acquired	559
Goodwill	1,110
Total preliminary purchase consideration	$1,669
The Company allocated the preliminary purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The fair values are subject to adjustment for up to one year after the close of the transaction as additional information is obtained. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
Goodwill arising from the Pensando acquisition was assigned to the Company’s Data Center segment. Goodwill was primarily attributed to expanded market opportunities expected to be achieved from the integration of Pensando. Goodwill is not expected to be deductible for income tax purposes.
Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair Value	Weighted-average estimated useful life
	(In millions)	(In years)
Developed technology (1)	$60	4 years
Customer relationships (2)	34	3 years
Customer backlog (3)	16	1 year
Product trademarks (4)	19	5 years
Identified intangible assets subject to amortization	129
In-process research and development (IPR&D) not subject to amortization (5)	220	N/A
Total identified intangible assets acquired	$349

1)The fair value of developed technology was determined using the income approach, specifically the multi-period excess earnings method.
2)Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically the with and without method.
3)Customer backlog represents the fair value of non-cancellable customer contract orders using the income approach, specifically the multi-period excess earnings method.
4)Product trademarks primarily relate to the Pensando product-related trademarks, and the fair value was determined by applying the income approach, specifically the relief from royalty method.
5)The fair value of IPR&D was determined using the income approach, specifically the multi-period excess earnings method.
The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
IPR&D consists of projects that have not yet reached technological feasibility as of the acquisition date. Accordingly, the Company recorded an indefinite-lived intangible asset of $220 million for the fair value of these projects, which will initially not be amortized. Instead, these projects will be tested for impairment annually and whenever events or changes in circumstances indicate that these projects may be impaired. Once the project reaches technological feasibility, the Company will begin to amortize the intangible assets over their estimated useful lives.
From the Pensando Acquisition Date to June 25, 2022, the Consolidated Statement of Operations include immaterial revenue and operating results attributable to Pensando, which are reported under the Data Center segment.
During the three months ended June 25, 2022, Pensando acquisition-related costs of $24 million were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the acquisition.
Xilinx Acquisition
On February 14, 2022, the Company completed the acquisition of all issued and outstanding shares of Xilinx, a leading provider of adaptive computing solutions, for a total purchase consideration of $48.8 billion ($46.4 billion, net of cash acquired of $2.4 billion). The acquisition of Xilinx expands the Company’s product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies. With the acquisition of Xilinx, the Company now offers FPGAs, adaptive SoC products, and ACAP products. The purchase consideration consisted of $48.5 billion of fair value of 429 million shares of the Company’s common stock issued to Xilinx stockholders and $275 million of fair value of replacement equity awards attributable to services rendered pre-combination. As the transaction closed prior to the opening of markets on the Xilinx Acquisition Date, the fair value of the common stock issued to Xilinx stockholders was based on the closing price of the Company’s common stock on February 11, 2022 of $113.18 per share.
The financial results of Xilinx are included in the Company’s consolidated financial statements since the Xilinx Acquisition Date to June 25, 2022 and are reported under the Embedded and Data Center segments.

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
Goodwill arising from the acquisition of Xilinx was assigned to the Embedded and Data Center segments. Goodwill was primarily attributed to increased synergies expected to be achieved from the integration of Xilinx. Goodwill is not expected to be deductible for income tax purposes.
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
(2)Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically the with and without method.
(3)Customer backlog represents the fair value of non-cancellable customer contract orders using the income approach, specifically the multi-period excess earnings method.
(4)Corporate trade name and product trademarks primarily relate to the Xilinx brand and product-related trademarks, respectively, and the fair values were determined by applying the income approach, specifically the relief from royalty method.
(5)The fair value of IPR&D was determined using the income approach, specifically the multi-period excess earnings method.
The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
IPR&D consists of projects that have not yet reached technological feasibility as of the acquisition date. Accordingly, the Company recorded an indefinite-lived intangible asset of $970 million for the fair value of these projects, which will initially not be amortized. Instead, these projects will be tested for impairment annually and whenever events or changes in circumstances indicate that these projects may be impaired. Once the project reaches technological feasibility, the Company will begin to amortize the intangible assets over their estimated useful life.
The Company also assumed unvested restricted stock units with estimated fair value of $1.2 billion, of which $275 million was included as a component of the purchase consideration and $951 million will be recognized as expense subsequent to the acquisition.
The Consolidated Statement of Operations include the following revenue and operating income attributable to Xilinx for the three and six months ended June 25, 2022:

	Three Months Ended June 25, 2022	Six Months Ended June 25, 2022
	(In millions)
Net revenue	$1,251	$1,810
Operating income	$600	$826
Operating income attributable to Xilinx recorded under the Embedded and Data Center segments does not include amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs, which are recorded under the “All Other” segment.
During the three and six months ended June 25, 2022, Xilinx acquisition-related costs of $117 million and $325 million, respectively, were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the Xilinx acquisition.

Supplemental Unaudited Pro Forma Information
Following are the supplemental consolidated financial results of the Company, Xilinx and Pensando on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2021 (i.e., December 27, 2020).

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Net revenue	$6,567	$4,734	$12,953	$9,032
Net income (loss)	$808	$(80)	$1,527	$(605)
The Company’s fiscal year ends on the last Saturday in December of each year, Xilinx’s fiscal year ends on the Saturday nearest March 31 of each year and Pensando’s fiscal year ends on January 31 of each year. The unaudited pro forma information above is presented on the basis of the Company’s fiscal year and combines the historical results of the fiscal periods of the Company with the following historical results of Xilinx and Pensando: the three months ended June 25, 2022 includes Xilinx results for the same period and Pensando results for the three-month period beginning April 1, 2022 through June 25, 2022; the three months ended June 26, 2021 includes Xilinx results for the three months ended July 3, 2021 and Pensando results for the three months ended June 30, 2021; the six months ended June 25, 2022 includes Xilinx results for the six-month period beginning January 2, 2022 through June 25, 2022 and Pensando results for the six-month period beginning January 1, 2022 through June 25, 2022; and the six months ended June 26, 2021 includes Xilinx results for the six months ended July 3, 2021 and Pensando results for the six months ended June 30, 2021.
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Xilinx and Pensando acquisitions were completed at the beginning of fiscal year 2021 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets, fixed asset depreciation expense and expense from assumed stock-based compensation awards. The pro forma results also include amortization expense of acquired Xilinx inventory fair value step-up of $184 million in the first quarter of fiscal year 2021 and no Xilinx inventory fair value step-up expense in the first two quarters of fiscal year 2022.
NOTE 6 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
Acquisition-related intangibles as of June 25, 2022 were as follows:

	Weighted-average Remaining Useful Life (In years)	June 25, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Developed technology	15 years	$12,355	$(302)	$12,053
Customer relationships	14 years	12,324	(857)	11,467
Customer backlog	1 year	809	(291)	518
Corporate trade name	1 year	65	(24)	41
Product trademarks	11 years	914	(28)	886
Identified intangible assets subject to amortization		26,467	(1,502)	24,965
IPR&D not subject to amortization	N/A	1,194	—	1,194
Total acquisition-related intangible assets		$27,661	$(1,502)	$26,159
Acquisition-related intangible asset balance as of June 26, 2021 was not material.
Acquisition-related intangible amortization expense was $1.0 billion and $1.5 billion for the three and six months ended June 25, 2022, respectively.

Based on the carrying value of acquisition-related intangibles recorded as of June 25, 2022, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2022	$2,011
2023	2,819
2024	2,285
2025	2,060
2026	1,951
2027 and thereafter	13,839
Total	$24,965
Goodwill
In the second quarter of fiscal year 2022, the Company reassigned goodwill balances among the updated reportable segments to reflect changes in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed.
The carrying amount of goodwill as of June 25, 2022 and December 25, 2021 was $24.2 billion and $289 million, respectively, and was assigned to reporting units within the following reportable segments:

	December 26, 2021	Acquisitions	Reassignment due to segment change	June 25, 2022
	(In millions)
Reportable segments before segment change:
Enterprise, Embedded and Semi-Custom	$289	$—	$(289)	$—
Xilinx	—	22,794	(22,794)	—
Reportable segments after segment change:
Data Center	—	1,110	1,782	2,892
Gaming	—	—	238	238
Embedded	—	—	21,063	21,063
Total	$289	$23,904	$—	$24,193
NOTE 7 – Related Parties — Equity Joint Ventures
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

The Company’s purchases from the ATMP JV during the three and six months ended June 25, 2022 amounted to $407 million and $755 million, respectively. The Company’s purchases from the ATMP JV during the three and six months ended June 26, 2021 amounted to $270 million and $516 million, respectively. As of June 25, 2022 and December 25, 2021, the amounts payable to the ATMP JV were $361 million and $85 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and six months ended June 25, 2022 amounted to $4 million and $8 million, respectively. The Company’s resales to the ATMP JV during the three and six months ended June 26, 2021 amounted to $9 million and $19 million, respectively. As of June 25, 2022 and December 25, 2021, the Company had receivables from the ATMP JV of $3 million and $2 million, respectively, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and six months ended June 25, 2022, the Company recorded a gain of $4 million and $7 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. As of June 25, 2022 and December 25, 2021, the carrying value of the Company’s investment in the ATMP JV was $76 million and $69 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both June 25, 2022 and December 25, 2021, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and six months ended June 25, 2022, the Company recognized $6 million of licensing gain from royalty income and $89 million of licensing gain from a milestone achievement and royalty income, respectively. During the three and six months ended June 26, 2021, the Company recognized $1 million and $5 million, respectively, of licensing gain from royalty income, both associated with Licensed IP. As of both June 25, 2022 and December 25, 2021, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 8 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of June 25, 2022 and December 25, 2021 consisted of the following:

	June 25, 2022	December 25, 2021
	(In millions)
7.50% Senior Notes Due August 2022 (7.50% Notes)	$312	$312
2.95% Senior Notes Due 2024 (Xilinx 2024 Notes)	750	—
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	1
2.375% Senior Notes Due 2030 (Xilinx 2030 Notes)	750	—
3.924% Senior Notes Due 2032 (3.924% Notes)	500	—
4.393% Senior Notes Due 2052 (4.393% Notes)	500	—
Total debt (principal amount)	2,813	313
Unamortized debt discount and issuance costs	(36)	—
Total debt (net)	2,777	313
Less: current portion of long-term debt	(312)	(312)
Total long-term debt	$2,465	$1

Assumed Xilinx Notes
In connection with the acquisition of Xilinx, the Company assumed $1.5 billion in aggregate principal of Xilinx’s 2.95% Notes and 2.375% Notes (together, the Assumed Xilinx Notes) which were recorded at fair value as of the Xilinx Acquisition Date. The difference between the fair value at the Xilinx Acquisition Date and the principal outstanding of the Assumed Xilinx Notes will be amortized through interest expense over the remaining term of the debt. The Assumed Xilinx Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1. The indentures governing the Assumed Xilinx Notes contain various covenants which limit the Company’s ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to another person.
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
On June 9, 2022, the Company issued $1.0 billion in aggregate principal amount of 3.924% Notes and 4.393% Notes. The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2022. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee. As of June 25, 2022, the outstanding aggregate principal amount of the 3.924% Notes and 4.393% Notes was $1.0 billion.
The Company may redeem some or all of the 3.924% Notes and 4.393% Notes prior to March 1, 2032 and December 1, 2051, respectively, at a price equal to the greater of the present value of the principal amount and future interest through the maturity of the 3.924% Notes or 4.393% Notes or 100% of the principal amount plus accrued and unpaid interest. Holders have the right to require the Company to repurchase all or a portion of the 3.924% Notes or 4.393% Notes in the event that the Company undergoes a change of control as defined in the indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default may result in the acceleration of the maturity of the 3.924% Notes and 4.393% Notes.
2.125% Notes
During the six months ended June 25, 2022, the activity on the 2.125% Notes was immaterial.
During the six months ended June 26, 2021, holders of the 2.125% Notes converted $25 million principal amount of notes in exchange for approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $6 million from these conversions in Other expense, net on its condensed consolidated statements of operations.
Future Debt Payment Obligations
As of June 25, 2022, the Company’s future debt payment obligations were as follows:

Principal
Fiscal Year	(In millions)
2022	$312
2023	—
2024	750
2025	—
2026	1
2027 and thereafter	1,750
Total	$2,813
Revolving Credit Facility
On April 29, 2022, the Company entered into a Credit Agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and the other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions). As of June 25, 2022, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for payment of expenses in connection with working capital and general corporate expenses.
Revolving loans under the Revolving Credit Agreement can be Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR Rate plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.625% and 1.250%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate (as defined in the Revolving Credit Agreement) plus a margin based on the Company's Debt Ratings from time to time of between 0.000% and 0.250%. In addition, the Company has agreed to pay a commitment fee based on the Company's Debt Ratings from time to time of between 0.050% and 0.125% (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of June 25, 2022, the Company was in compliance with these covenants.
NOTE 9 – Financial Instruments
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	June 25, 2022			December 25, 2021
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2,321	$—	$2,321	$4	$—	$4
Commercial paper	—	298	298	—	45	45
Short-term investments
Commercial paper	—	447	447	—	880	880
Time deposits and certificates of deposits	—	150	150	—	193	193
Asset-backed and mortgage-backed securities	—	44	44	—	—	—
U.S. Treasury and agency securities	387	—	387	—	—	—
Other non-current assets
Time deposits and certificates of deposits	—	4	4	—	—	—
Equity investments	12	—	12	66	—	66
Deferred compensation plan investments	82	—	82	72	—	72
Total assets measured at fair value	$2,802	$943	$3,745	$142	$1,118	$1,260
During the three and six months ended June 25, 2022, the Company recognized a $10 million and $54 million loss, respectively, in Other income (expense) due to a decrease in the fair value of an equity investment.
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	June 25, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Asset-backed and mortgage-backed securities	$46	$—	$(2)	$44
Commercial paper	746	—	(1)	745
Money market funds	2,321	—	—	2,321
Time deposits and certificates of deposits	150	—	—	150
U.S. Treasury and agency securities	388	—	(1)	387
	$3,651	$—	$(4)	$3,647
As of June 25, 2022, the Company did not have any available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	June 25, 2022		December 25, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$1,259	$1,258	$1,118	$1,118
Due in 1 year through 5 years	29	29	—	—
Due in 5 years and later	46	43	—	—
	$1,334	$1,330	$1,118	$1,118

Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	June 25, 2022		December 25, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Current portion of long-term debt, net	$312	$315	$312	$326
Long-term debt, net of current portion	$2,465	$2,388	$1	$15
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of June 25, 2022, the Company had non-marketable securities in private companies of $140 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during the three months ended June 25, 2022. The balance of non-marketable securities in private companies as of December 25, 2021 was not material.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of June 25, 2022 and December 25, 2021, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $1.5 billion and $894 million, respectively. The fair value of these contracts was not material as of June 25, 2022 and December 25, 2021.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of June 25, 2022 and December 25, 2021, the notional value of these outstanding contracts was $263 million and $291 million, respectively. The fair value of these contracts was not material as of June 25, 2022 and December 25, 2021.

NOTE 10 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$447	$710	$1,233	$1,265
Denominator
Basic weighted average shares	1,618	1,216	1,506	1,214
Potentially dilutive shares from employee equity plans and warrants	14	16	15	17
Diluted weighted average shares	1,632	1,232	1,521	1,231
Earnings per share:
Basic	$0.28	$0.58	$0.82	$1.04
Diluted	$0.27	$0.58	$0.81	$1.03
NOTE 11 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Balance, beginning of period	1,620	1,215	1,207	1,211
Common stock issued for the acquisition of Xilinx	—	—	429	—
Common stock issued under employee equity plans	3	1	3	2
Common stock repurchases for tax withholding on equity awards	(1)	—	(1)	—
Issuance of common stock to settle convertible debt	—	—	—	3
Repurchases of common stock	(10)	(3)	(26)	(3)
Balance, end of period	1,612	1,213	1,612	1,213
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
During the three and six months ended June 25, 2022, the Company repurchased 10.2 million and 25.9 million shares of its common stock under the Repurchase Program for $920 million and $2.8 billion, respectively. As of June 25, 2022, $7.4 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Cost of sales	$8	$1	$12	$2
Research and development	180	53	293	108
Marketing, general and administrative	104	29	186	58
Total stock-based compensation expense before income taxes	292	83	491	168
Income tax benefit	(32)	(14)	(75)	(27)
Total stock-based compensation expense after income taxes	$260	$69	$416	$141
During the three and six months ended June 25, 2022, the Company recorded $33 million and $57 million, respectively, of acquisition-related stock-based compensation expense under post-acquisition service conditions.
Xilinx Replacement Awards
In connection with the acquisition of Xilinx, the Company issued equity awards as replacement for assumed equity awards to Xilinx employees. The replacement awards include restricted stock units of approximately 12 million shares with a weighted average fair value of $103.35 per share and have terms that are substantially the same as the assumed Xilinx awards. The fair value of replacement awards related to services rendered up to the Xilinx Acquisition Date was recognized as a component of the total purchase consideration while the remaining fair value of replacement awards attributable to post-combination services will be recognized as stock-based compensation expense over the remaining post-acquisition vesting period.
NOTE 12 – Income Taxes

The Company recorded an income tax provision of $54 million and $167 million for the three and six months ended June 25, 2022, representing effective tax rates of 10.8% and 11.9%, respectively. The Company recorded an income tax provision of $113 million and $202 million for the three and six months ended June 26, 2021, respectively, representing effective tax rates of 13.7% and 13.8%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate for the three and six months ended June 25, 2022 was primarily due to U.S. reduced tax on foreign-derived intangible income benefit (FDII) and research credits.
The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate for the three and six months ended June 26, 2021 was primarily due to U.S. reduced tax on FDII and research credits.
As of June 25, 2022, the Company continues to maintain valuation allowances for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances maintained are due to a lack of sufficient sources of taxable income.
As of the six months ended June 25, 2022, the liability for uncertain tax positions increased by $361 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.
As a result of the acquisition of Xilinx, the Company recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $863 million of GILTI net deferred tax liability. The Company also recorded $147 million of current tax payable as of the Xilinx Acquisition Date. Additionally, the Company assumed $204 million of liability for uncertain tax positions and $321 million of long-term liability for transition-tax, which is payable over the next three years.

NOTE 13 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include the Company’s obligations to purchase wafers and substrates from third parties and future payments related to certain software, technology and IP licenses. Purchase commitments include obligations made under noncancellable purchase orders and contractual obligations requiring minimum purchases or for which cancellation would lead to significant penalties.
Total future unconditional purchase commitments as of June 25, 2022 were as follows:

Fiscal Year	(In millions)
Remainder of 2022	$6,599
2023	2,184
2024	998
2025	333
2026	179
2027 and thereafter	392
Total unconditional purchase commitments	$10,685
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
On February 22, 2021, February 26, 2021, and March 10, 2021, the Patent Trial and Appeal Board (PTAB) issued final written decisions in IPR invalidating all asserted claims of the remaining Polaris and Aquila patents. On May 10, 2021, Aquila filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 6,895,519. On April 12, 2022, the Federal Circuit affirmed the PTAB’s decision. On April 30, 2021, Polaris filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On May 14, 2021, AMD filed a notice of cross-appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On July 18, 2022, the Court of Appeals for the Federal Circuit affirmed the USPTO’s decision.
On February 8, 2022, Polaris filed a lawsuit against Xilinx, Inc. alleging infringement of four patents related to memory chips and memory interfaces. On February 22, 2022, the Company was served with the complaint. On April 14, 2022, the Company filed a motion to dismiss the complaint. On April 28, 2022, Polaris filed an amended complaint. On May 12, 2022, the Company filed an answer to the amended complaint.
On June 1, 2022, Polaris filed two lawsuits against the Company and Hewlett-Packard GmbH, HP Deutschland GmbH in the Hamburg and Munich Courts in Germany, alleging infringement of two patents related to memory chips and memory interfaces. On July 15, 2022, Polaris filed a lawsuit against the Company, ASUSTeK Computer Inc., and ASUS Computer GmbH, alleging infringement of a patent related to memory chips and memory interfaces.

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
Between January 10 and March 11, 2022, the USPTO issued Final Written Decisions (FWDs) finding all challenged claims unpatentable in two ADI patents; finding some challenged claims unpatentable in three ADI patents and finding no challenged claims unpatentable in one ADI patent. Between April 1 and April 5, 2022, the USPTO issued three FWDs finding some challenged claims unpatentable in three Xilinx patents and finding no challenged claims unpatentable in one Xilinx patent. Between March 15, 2022 and April 11, 2022, ADI and the Company filed notices of appeal to the Court of Appeals for the Federal Circuit regarding adverse IPR decisions. On May 11, 2022, the Court continued the stay until July 14, 2022. Subsequently, the Court stayed the case until August 3, 2022.
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

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries under the Revolving Credit Agreement, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Quarterly Report on Form 10-Q to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, AMD Instinct, AMD RDNA, EPYC, Kria, Radeon, Ryzen, Threadripper, Versal, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Microsoft and Xbox are trademarks or registered trademarks of Microsoft Corporation in the United States and other jurisdictions. PlayStation is a registered trademark or trademark of Sony Interactive Entertainment, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a code name for an AMD architecture and is not a product name.
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

Overview and Recent Developments
We are a global semiconductor company primarily offering:
•server microprocessors, graphics processing units (GPUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs) and adaptive System-on-Chip (SoC) products for data centers;
•microprocessors, accelerated processing units (APUs) that integrate microprocessors and graphics, and chipsets for desktop and notebook personal computers;

•discrete GPUs, semi-custom SoC products and development services; and

•embedded microprocessors, GPUs, FPGAs, adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
On May 26, 2022, we completed the acquisition of Pensando Systems, Inc. (Pensando) for a transaction valued at approximately $1.9 billion. The recorded purchase consideration of $1.7 billion is net of deferred cash compensation requiring future services and other customary closing adjustments. The acquisition of Pensando and its leading distributed services platform expands our ability to offer leadership solutions for cloud, enterprise, and edge customers.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 25, 2022 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended June 25, 2022 was $6.6 billion, a 70% increase compared to the prior year period. Net revenue increased across all our segments, led by an 83% increase in Data Center segment revenue primarily due to higher sales of our EPYC™ server processors, a 25% increase in Client segment revenue primarily due to higher sales of our Ryzen™ mobile processors, and a 32% increase in Gaming segment revenue primarily due to higher semi-custom revenue. In addition, our Embedded segment revenue increased significantly driven primarily by the inclusion of Xilinx, Inc. (Xilinx) revenue.
Gross margin for the three months ended June 25, 2022 was 46% compared to gross margin of 48% for the prior year period. The decrease in gross margin was primarily due to the amortization of acquisition-related intangible assets associated with the Xilinx acquisition, partially offset by an increase in margin due to higher Data Center and Embedded segment revenue.
Our operating income for the three months ended June 25, 2022 was $526 million compared to operating income of $831 million for the prior year period. The decrease in operating income was primarily driven by the amortization of acquired intangible assets associated with the Xilinx acquisition and higher operating expenses, partially offset by higher revenue.
Our net income for the three months ended June 25, 2022 was $447 million compared to net income of $710 million for the prior year period. The decrease in net income was primarily driven by lower operating income.
As of June 25, 2022, our cash, cash equivalents and short-term investments were $6.0 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash and $1.6 billion of short-term investments acquired from Xilinx on February 14, 2022. As of June 25, 2022, the principal amount of our outstanding debt obligations was $2.8 billion, which primarily includes $1.5 billion of debt assumed from Xilinx and $1.0 billion of debt issued on June 9, 2022, compared to $313 million of debt as of December 25, 2021.
On June 9, 2022, we issued $1.0 billion in aggregate principal amount of senior notes, consisting of $500 million in aggregate principal amount of 3.924% Senior Notes due 2032 (3.924% Notes) and $500 million in aggregate principal amount of 4.393% Senior Notes due 2052 (4.393% Notes). The 3.924% Notes will mature on June 1, 2032 and bear interest at a rate of 3.924% per annum, and the 4.393% Notes will mature on June 1, 2052 and bear interest at a rate of 4.393% per annum. The 3.924% Notes and the 4.393% Notes are senior unsecured obligations.

In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up to $8 billion of our outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). During the three months ended June 25, 2022, we repurchased 10.2 million shares of our common stock for $0.9 billion under the Repurchase Program. As of June 25, 2022, $7.4 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
During the second quarter of 2022, we expanded our lineup of high-performance AMD Ryzen processors with the introduction of the AMD Ryzen 5000 C-Series processors bringing “Zen 3” architecture to premium Chrome OS devices for work and collaboration. The processors offer up to eight high-performance x86 cores. We announced new graphics cards to the AMD Radeon RX 6000 Series product line: the AMD Radeon RX 6950 XT, the AMD Radeon RX 6750 XT and the AMD Radeon RX 6650 XT. These new graphics cards are built on AMD RDNA 2 gaming architecture and GDDR6 memory at up to 18Gbps. We introduced the AMD Ryzen Embedded R2000 Series, second-generation mid-range system-on-chip processors optimized for a wide range of industrial and robotics systems, machine vision, IoT (Internet of Things) and thin-client equipment. The processors are scalable up to four “Zen+” CPU cores with eight threads, 2MB of L2 cache and 4MB of share L3 cache giving designers flexibility to scale performance and power efficiencies with a single processing platform. We also introduced the Kria™ KR260 Robotics Starter Kit, the latest addition to the Kria portfolio. The kit enables rapid development of hardware-accelerated applications for robotics, machine vision and industrial communication and control.
During the second quarter of 2022, we experienced limited disruptions due to the COVID-19 pandemic. We continue to monitor our operations and public health measures implemented by governmental authorities in response to the pandemic. We are focused on the health and safety of our employees and are taking safety measures to protect our employees who are in the office and support those employees who work remotely.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, goodwill, intangibles and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of our acquisitions, we believe the following critical accounting estimates, in addition to those disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Except as noted below, management believes there have been no significant changes for the three and six months ended June 25, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Business Combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology and trade names, based on expected future revenue growth rates and margins, future changes in technology, useful lives, and discount rates.
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
When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the related asset groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset group or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.
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
Global Intangible Low-Taxed Income (GILTI). In 2022, we elected to change our method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on our facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, we recorded $27.3 billion of identified intangible assets (refer to Note 5 - Business Combination), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which we will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about our potential future tax liabilities based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 12 - Income Taxes. In addition, for the three and six months ended June 25, 2022, it resulted in a decrease in the income tax provision with a corresponding increase to net income of $65 million and $136 million, and an increase in basic and diluted earnings per share of $0.04 and $0.09 respectively, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on our historical consolidated financial statements.

Results of Operations
During the second quarter of fiscal year 2022, we changed our reporting segments to align our financial reporting with the manner in which we manage our business in strategic end markets. This is consistent with the revised manner in which our CODM assesses our financial performance and allocates resources. As a result, we report our financial performance based on the following four reportable segments: Data Center, Client, Gaming, and Embedded. Additional information on our reportable segments is contained in Note 4—Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q). All prior-period segment data have been retrospectively adjusted.
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions)
Net revenue:
Data Center	$1,486	$813	$2,779	$1,423
Client	2,152	1,728	4,276	3,366
Gaming	1,655	1,255	3,530	2,410
Embedded	1,257	54	1,852	96
Total net revenue	$6,550	$3,850	$12,437	$7,295
Operating income (loss):
Data Center	$472	$204	$899	$314
Client	676	538	1,368	1,068
Gaming	187	175	545	296
Embedded	641	6	918	3
All Other	(1,450)	(92)	(2,253)	(188)
Total operating income	$526	$831	$1,477	$1,493
Data Center
Data Center net revenue of $1.5 billion for the three months ended June 25, 2022 increased by 83%, compared to net revenue of $813 million for the prior year period. Data Center net revenue of $2.8 billion for the six months ended June 25, 2022 increased by 95%, compared to net revenue of $1.4 billion for the prior year period. The increase in both periods was driven by higher sales of our EPYC server processors.
Data Center operating income was $472 million for the three months ended June 25, 2022, compared to operating income of $204 million for the prior year period. Data Center operating income was $899 million for the six months ended June 25, 2022, compared to operating income of $314 million for the prior year period. The increase in operating income for both periods was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Client
Client net revenue of $2.2 billion for the three months ended June 25, 2022 increased by 25%, compared to net revenue of $1.7 billion for the prior year period, primarily due to higher sales of our Ryzen mobile processors driven by a 35% increase in average selling price, partially offset by an 8% decrease in unit shipments. The increase in average selling price was driven by a richer mix of Ryzen mobile processor sales.

Client net revenue of $4.3 billion for the six months ended June 25, 2022 increased by 27%, compared to net revenue of $3.4 billion for the prior year period, primarily due to higher sales of our Ryzen mobile processors driven by a 37% increase in average selling price, partially offset by a 7% decrease in unit shipments. The increase in average selling price was driven by a richer mix of Ryzen mobile processor sales.
Client operating income was $676 million for the three months ended June 25, 2022, compared to operating income of $538 million for the prior year period. Client operating income was $1.4 billion for the six months ended June 25, 2022, compared to operating income of $1.1 billion for the prior year period. The increase in operating income for both periods was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Gaming
Gaming net revenue of $1.7 billion for the three months ended June 25, 2022 increased by 32%, compared to net revenue of $1.3 billion for the prior year period. The increase in net revenue was primarily driven by an increase in semi-custom revenue, partially offset by a decline in gaming graphics revenue. Gaming net revenue of $3.5 billion for the six months ended June 25, 2022 increased by 46%, compared to net revenue of $2.4 billion for the prior year period. The increase in net revenue was primarily driven by an increase in semi-custom revenue.
Gaming operating income was $187 million for the three months ended June 25, 2022, compared to operating income of $175 million for the prior year period. Gaming operating income was $545 million for the six months ended June 25, 2022, compared to operating income of $296 million for the prior year period. The increase in operating income for both periods was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Embedded
Embedded net revenue of $1.3 billion for the three months ended June 25, 2022 increased significantly, compared to net revenue of $54 million for the prior year period. Embedded net revenue of $1.9 billion for the six months ended June 25, 2022 increased significantly, compared to net revenue of $96 million for the prior year period. The significant increase in net revenue for both periods was primarily driven by the inclusion of Xilinx embedded revenue.
Embedded operating income was $641 million for the three months ended June 25, 2022, compared to operating income of $6 million for the prior year period. Embedded operating income was $918 million for the six months ended June 25, 2022, compared to operating income of $3 million for the prior year period. The significant increase in operating income for both periods was primarily driven by the inclusion of Xilinx revenue.
All Other
All Other operating loss of $1.5 billion for the three months ended June 25, 2022 primarily consisted of $1 billion of amortization of acquisition-related intangibles, $292 million of stock-based compensation expense, and $141 million of acquisition-related costs, which primarily include transaction costs, amortization of acquired inventory fair value step-up adjustment, depreciation related to the acquired fixed assets fair value step-up adjustment, certain compensation charges related to the acquisitions of Xilinx and Pensando, and a licensing gain. All Other operating loss of $92 million for the prior year period primarily consisted of $83 million of stock-based compensation expense and $10 million of acquisition-related costs.
All Other operating loss of $2.3 billion for the six months ended June 25, 2022 primarily consisted of $1.5 billion of amortization of acquisition-related intangibles, $491 million of stock-based compensation expense, and $349 million of acquisition-related costs, which primarily include transaction costs, amortization of Xilinx inventory fair value step-up adjustment, depreciation related to the Xilinx fixed assets fair value step-up adjustment, certain compensation charges related to the acquisitions of Xilinx and Pensando, and licensing gain. All Other operating loss of $188 million for the prior year period primarily consisted of $168 million of stock-based compensation expense and $25 million of acquisition-related costs.

International Sales
International sales as a percentage of net revenue were 70% and 74% for the three months ended June 25, 2022 and June 26, 2021, respectively. International sales as a percentage of net revenue were 70% and 75% for the six months ended June 25, 2022 and June 26, 2021, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Expense and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(In millions except for percentages)
Net revenue	$6,550	$3,850	$12,437	$7,295
Cost of sales	3,115	2,020	5,998	3,878
Amortization of acquisition-related intangibles	407	—	593	—
Gross profit	3,028	1,830	5,846	3,417
Gross margin	46%	48%	47%	47%
Research and development	1,300	659	2,360	1,269
Marketing, general and administrative	592	341	1,189	660
Amortization of acquisition-related intangibles	616	—	909	—
Licensing gain	(6)	(1)	(89)	(5)
Interest expense	(25)	(10)	(38)	(19)
Other expense, net	(4)	—	(46)	(11)
Income tax provision	54	113	167	202
Equity income in investee	4	2	7	4
Gross Margin
Gross margin was 46% and 48% for the three months ended June 25, 2022 and June 26, 2021, respectively. The decrease in gross margin was primarily due to the amortization of acquisition-related intangible assets associated with the Xilinx acquisition, partially offset by an increase in margin driven by higher Data Center and Embedded revenue.
Gross margin was 47% for the six months ended June 25, 2022 and June 26, 2021. The consistent gross margin was the result of a decrease in margin due to an increase in the amortization of acquisition-related intangible assets associated with the Xilinx acquisition, offset by an increase in margin driven by higher Data Center and Embedded revenue.
Expenses
Research and Development Expenses
Research and development expenses of $1.3 billion for the three months ended June 25, 2022 increased by $641 million, or 97%, compared to $659 million for the prior year period. The increase was primarily driven by an increase in headcount through acquisitions and organic growth, and an increase in product development costs.
Research and development expenses of $2.4 billion for the six months ended June 25, 2022 increased by $1.1 billion, or 86%, compared to $1.3 billion for the prior year period. The increase was primarily driven by an increase in headcount through acquisitions and organic growth, and an increase in product development costs.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $592 million for the three months ended June 25, 2022 increased by $251 million, or 74%, compared to $341 million for the prior year period. The increase was primarily due to an increase in go-to-market activities, an increase in headcount through acquisitions and organic growth, and higher acquisition-related costs.
Marketing, general and administrative expenses of $1.2 billion for the six months ended June 25, 2022 increased by $529 million, or 80%, compared to $660 million for the prior year period. The increase was due to an increase in go-to-market activities, an increase in headcount through acquisitions and organic growth, and higher acquisition-related costs.
Amortization of Acquisition-Related Intangibles
For the three months ended June 25, 2022, cost of sales and operating expense included $407 million and $616 million, respectively, of amortization expense from intangible assets acquired.
For the six months ended June 25, 2022, cost of sales and operating expense included $593 million and $909 million, respectively, of amortization expense from intangible assets acquired.
Licensing Gain
During the three and six months ended June 25, 2022, we recognized $6 million of licensing gain from royalty income and $89 million of licensing gain from a milestone achievement and royalty income, respectively, both associated with Licensed IP. During the three and six months ended June 26, 2021, we recognized $1 million and $5 million, respectively of licensing gain from royalty income, both associated with Licensed IP.
Interest Expense
Interest expense for the three months ended June 25, 2022 was $25 million compared to $10 million for the prior year period. Interest expense for the six months ended June 25, 2022 was $38 million compared to $19 million for the prior year period. The increase for both periods was primarily due to interest expense from the 2.95% Senior Notes due 2024, the 2.375% Senior Notes due 2030 (together, the Assumed Xilinx Notes), the 3.924% Notes and the 4.393% Notes.
Other Income (Expense), Net
Other expense, net was $46 million for the six months ended June 25, 2022, compared to $11 million of Other expense, net for the prior year period. The change was primarily due to a decrease of $54 million in the fair value of equity investments in the first two quarters of fiscal year 2022, partially offset by lower impairment on investment of $8 million and losses from the conversion of our convertible debt of $7 million in the same period of fiscal year 2021.
Income Tax Provision
We recorded an income tax provision of $54 million and provision of $167 million for the three and six months ended June 25, 2022, representing effective tax rates of 10.8% and 11.9%, respectively. We recorded an income tax provision of $113 million and $202 million for the three and six months ended June 26, 2021, respectively, representing effective tax rates of 13.7% and 13.8%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended June 25, 2022 was primarily due to U.S. reduced tax on foreign-derived intangible income (FDII) and research credits.
The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended June 26, 2021 was primarily due to U.S. reduced tax on FDII and research credits.
As of June 25, 2022, we continued to maintain valuation allowances for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances maintained are due to lack of sufficient sources of taxable income.
As of the six months ended June 25, 2022, the liability for uncertain tax positions increased by $361 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.

As a result of the acquisition of Xilinx, we recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $863 million of GILTI net deferred tax liability. We also recorded $147 million of current tax payable as of the date we acquired Xilinx. Additionally, we assumed $204 million of liability for uncertain tax positions and $321 million of long-term liability for transition tax, which is payable over the next three years.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 25, 2022, our cash, cash equivalents and short-term investments were $6.0 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash, $1.6 billion of short-term investments acquired from Xilinx, $1.0 billion from debt issuance, and cash flows from operations, partially offset by stock repurchases and cash paid for the acquisition of Pensando. The percentage of cash, cash equivalents and short-term investments held domestically as of June 25, 2022 and December 25, 2021 were 81% and 91%, respectively.
Our operating, investing and financing activities for the six months ended June 25, 2022 compared to the prior year period are as described below:

	Six Months Ended
	June 25, 2022	June 26, 2021
	(In millions)
Net cash provided by (used in):
Operating activities	$2,033	$1,850
Investing activities	2,230	(603)
Financing activities	(1,834)	(219)
Net increase in cash and cash equivalents	$2,429	$1,028
As of June 25, 2022, our principal debt obligations were $2.8 billion, which primarily included $1.5 billion of the Assumed Xilinx Notes and $1.0 billion of newly issued 3.924% Notes and 4.393% Notes, compared to $313 million as of December 25, 2021.
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
Net cash provided by operating activities was $2.0 billion in the six months ended June 25, 2022, primarily due to our net income of $1.2 billion, adjusted for non-cash and non-operating charges of $2.0 billion and net cash outflows of $1.2 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.0 billion increase in accounts receivable driven primarily by higher revenue in the first half of 2022, a $274 million increase in inventory driven by an increase in product build in support of customer demand, partially offset by a $277 million increase in payables to related parties driven primarily by an increase in purchases and timing of payments.

Net cash provided by operating activities was $1.9 billion in the six months ended June 26, 2021, primarily due to our net income of $1.3 billion, adjusted for non-cash and non-operating charges of $562 million and net cash inflows of $23 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $346 million increase in accounts payable due to timing of payments to our suppliers, partially offset by a $46 million decrease in accounts receivable driven primarily by higher revenue in the second quarter of 2021 compared to the first quarter of 2021, and a $366 million increase in inventories driven by an increase in product build in support of customer demand.
Investing Activities
Net cash provided by investing activities was $2.2 billion for the six months ended June 25, 2022 which primarily consisted of $2.4 billion of cash received from Xilinx in the acquisition and $2.2 billion of proceeds from the maturity of short-term investments, partially offset by cash used in the acquisition of Pensando of $1.6 billion, purchases of short-term investments of $620 million and purchases of property and equipment of $203 million.
Net cash used in investing activities was $603 million for the six months ended June 26, 2021 which primarily consisted of $1.1 billion for purchases of short-term investments and $130 million for purchases of property and equipment, partially offset by $655 million for maturities of short-term investments.
Financing Activities
Net cash used in financing activities was $1.8 billion for the six months ended June 25, 2022, which primarily consisted of common stock repurchases of $2.8 billion and repurchases for tax withholding on employee equity plans of $66 million, partially offset by proceeds from the issuance of debt of $991 million and a cash inflow of $78 million from issuance of common stock under our employee equity plans.
Net cash used in financing activities was $219 million for the six months ended June 26, 2021, which primarily consisted of common stock repurchases for tax withholding on employee equity plans of $14 million, partially offset by a cash inflow of $51 million from exercises of stock options under our employee equity plans.

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
As of June 25, 2022, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for the three months ended June 25, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating the Xilinx operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

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
Merger, Acquisition and Integration Risks
•Acquisitions, joint ventures and/or investments, and the failure to integrate acquired businesses, such as Xilinx and Pensando, could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
Intel could also take actions that place our discrete graphics processing units (GPUs) at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as NVIDIA Corporation, preferential access to its proprietary graphics interface or other useful information or restricting access to external companies. Also, Intel has developed and released their own high-end discrete GPUs, including gaming focused discrete GPUs and announced plans for further releases in 2022. With our acquisition of Xilinx, we now compete with Intel in field programmable gate arrays (FPGAs) and adaptive SoC products. Intel’s position in the microprocessor and integrated graphics chipset markets, its introduction of competitive new products, its existing relationships with top-tier OEMs, and its aggressive marketing and pricing strategies could result in lower unit sales and lower average selling prices for our products, which could have a material adverse effect on us.
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
The COVID-19 pandemic has caused government authorities to implement numerous public health measures, including at various times vaccination and testing requirements and recordkeeping, quarantines, business closures, travel bans, and restrictions related to social gathering and mobility, to contain the virus. Various state and federal rules are issued and updated on an ongoing basis, at times in conflict and/or with minimal notice. We have experienced and expect to continue to experience disruptions to our business as these changing measures have, and will continue to have, an effect on our business operations and practices.
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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel is expanding its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing segments, which may negatively impact our ability to compete in these computing segments. We also face competition from companies that use competing computing architectures and platforms like the ARM architecture. Increased adoption of ARM-based semiconductor designs could lead to further growth and development of the ARM ecosystem.
In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot guarantee that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. Furthermore, we may face competition from some of our customers who internally develop the same products as us. We may face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated. Also, the semiconductor industry has seen several mergers and acquisitions over the last number of years. Further consolidation could adversely impact our business due to there being fewer suppliers, customers and partners in the industry.
The demand for our products depends in part on the market conditions in the industries into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries could have a material adverse effect on our results of operations.
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. A large portion of overall revenues from the Client and Gaming segments is focused on the consumer desktop PC and notebook segments, which have in the past experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation®5, Microsoft® XboxTM Series S and Microsoft® XboxTM Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, South Korea has instituted restrictions on cryptocurrency trading and the valuations of the currencies and China has banned such activities, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries have created and may continue to create their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
We utilize third-party wafer foundries to fabricate the silicon wafers for all of our products. We rely on Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of all wafers for microprocessor and GPU products at 7 nanometer (nm) or smaller nodes, and we rely primarily on GLOBALFOUNDRIES Inc. (GF) for wafers for microprocessor and GPU products manufactured at process nodes larger than 7 nm. We also utilize TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. for our integrated circuits (IC) in the form of programmable logic devices. We also rely on third-party manufacturers to assemble, test, mark and pack (ATMP) our products. Our third-party package assembly partners are responsible for packaging technology used to fabricate our products. It is important to have reliable relationships with all of these third-party manufacturing suppliers to ensure adequate product supply to respond to customer demand.
We cannot guarantee that these manufacturers or our other third-party manufacturing suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturing suppliers, we may be required to allocate the reduced quantities of affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our manufacturing suppliers, it could result in lost sales and have a material adverse effect on our business. For example, if TSMC is not able to manufacture wafers for our microprocessor and GPU products at 7 nm or smaller nodes and our newest IC products in sufficient quantities to meet customer demand, it could have a material adverse effect on our business.
We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain some of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and ATMP products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice, require onerous prepayments, or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain social economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

If we transition the production of some of our products to new manufacturers, we may experience delayed product introductions, lower yields or poorer performance of our products. If we experience problems with product quality or are unable to secure sufficient capacity from a particular third-party manufacturer, or if we for other reasons cease utilizing one of those manufacturers, we may be unable to timely secure an alternative supply for any specific product. We could experience significant delays in the shipment of our products if we are required to find alternative third-party manufacturers, which could have a material adverse effect on our business.
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
We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of integrated circuit packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. If we are unable to procure a stable supply of equipment, materials or substrates on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, a decrease in customer demand could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Because some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one equipment or materials supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party manufacturers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.
Semiconductor manufacturing yields are a result of product design, process technology and packaging technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, packaging technology failures, process technology failures or a combination of some or all of these. Our third-party manufacturers are responsible for the process technologies used to fabricate silicon wafers. If our third-party manufacturers experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or we may experience product delivery delays. We cannot be certain that our third-party manufacturers will be able to develop, obtain or successfully implement leading-edge process or packaging technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when our third-party manufacturers are implementing new process or packaging technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing our 7 nm and lower product microprocessor and GPU portfolio on TSMC’s processes. If TSMC is not able to manufacture wafers for our products at 7 nm or smaller nodes in sufficient quantities to meet customer demand, it could have a material adverse effect on our business. Moreover, we rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes for our IC products. Therefore, the foundries, particularly TSMC which manufactures our newest IC products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner.
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
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. AMD and companies like AMD and our vendors and customers have been increasingly subject to cybersecurity attempts that can result in a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, business and system disruption attacks, and other attempts to gain unauthorized access. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational risks and cybersecurity attack vectors to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber threats may come into our network through malicious code that is added to widely available open-source software or security vulnerabilities that are being used by attackers prior to mitigations being put in place, such as zero day attacks. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. It also may not be possible to determine the root cause of such incidents or mitigate quickly enough to stop an attack.

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
We anticipate ongoing and increasing costs related to enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation; mitigating reputational harm; and complying with external regulations.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. For instance, we have experienced and continue to experience increased demand for our products. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.
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
We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, to our third-party manufacturers and to our customers. In addition, we rely on third parties to provide certain information technology services to us, including help desk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration and voice, video and remote access. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.
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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 13 - Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.
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

Merger, Acquisition and Integration Risks
Acquisitions, joint ventures and/or investments, including our acquisitions of Xilinx and Pensando, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
For example, on February 14, 2022, we completed our acquisition of Xilinx and on May 26, 2022, we completed our acquisition of Pensando. While we believe these acquisitions will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations, achieving these anticipated benefits will depend on successfully combining our and the acquired companies’ businesses together. It is not certain that the acquired companies can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: our inability to integrate or benefit from acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities associated with the integration; failure to leverage the increased scale of the combined businesses quickly and effectively; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, the acquired companies’ employees, vendors, suppliers and customers; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in attracting and retaining key personnel; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the acquisitions may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions and negatively impact the combined company. If we cannot successfully integrate our and the acquired companies’ businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
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
We account for certain acquisitions, including the Xilinx acquisition, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, including those from Xilinx and Pensando at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx and Pensando acquisitions, we recorded significant goodwill and other intangible assets on our consolidated balance sheet.
Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill and intangible assets requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill, which may have a material adverse impact on our financial position and results of operations.
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
The indenture governing our 3.924% Senior Notes due 2032 and 4.393% Senior Notes due 2052 contains various covenants that limit our ability to, among other things: create liens on certain assets to secure debt, enter into certain sale and leaseback transactions; and consolidate with, merge into or sell, convey or lease all or substantially all of our assets to any other person.
Additionally, in connection with the acquisition of Xilinx, we entered into supplemental indentures for the Assumed Xilinx Notes pursuant to which all obligations of Xilinx under the Assumed Xilinx Notes are unconditionally guaranteed on a senior unsecured basis by us. The indentures governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.
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
Our Revolving Credit Agreement also contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). In addition, our Revolving Credit Agreement requires us to maintain a minimum consolidated interest coverage ratio at the end of each fiscal quarter. The agreements governing our notes and our Revolving Credit Agreement contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Credit Agreement. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 7.50% Notes and

2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $500 million would cause a cross default under the Revolving Credit Agreement (to the extent such default (other than the failure to repay indebtedness) would result in the acceleration of such indebtedness). The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Credit Agreement to declare all amounts outstanding under the indentures or the Revolving Credit Agreement to be immediately due and payable. If the note holders or the trustee under the indentures governing our 7.50% Notes or 2.125% Notes or the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of June 25, 2022 was $2.8 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 70% for the three months ended June 25 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up to $8 billion of our outstanding common stock in the open market (collectively referred to as the Repurchase Program). The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
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
We issued warrants dated June 27, 2022 to purchase 133,894 shares of our common stock to a commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.50 per share and expire on June 27, 2025.
The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to our Existing Repurchase Program to purchase up additional $8 billion of our outstanding common stock in the open market (collectively referred to as the Repurchase Program). We expect to fund repurchases through cash generated from operations, which have been strengthened by our strong operational results. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the three months ended June 25, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In millions, except shares and per share data)
March 27, 2022 - April 23, 2022	—	$—	—	$8,327
April 24, 2022 - May 21, 2022	5,241,763	$91.47	5,241,763	$7,848
May 22, 2022 - June 25, 2022	4,918,137	$89.64	4,918,137	$7,407
Total	10,159,900
Equity Award Share Withholding
During the three months ended June 25, 2022, we paid $31 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $84.55 per share. These shares may be deemed to be “issuer purchases” of shares.

 ITEM 6. EXHIBITS

4.1	Description of Advanced Micro Devices, Inc. Common Stock
4.2
Indenture, dated as of June 9, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, filed as exhibit 4.1 to AMD’s Current Report on Form 8-K dated June 9, 2022, is hereby incorporated by reference

4.3
First Supplemental Indenture, dated as of June 9, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, filed as exhibit 4.2 to AMD’s Current Report on Form 8-K dated June 9, 2022, is hereby incorporated by reference

4.4	Form of 2032 Note (included in Exhibit 4.3 above), is hereby incorporated by reference
4.5	Form of 2052 Note (included in Exhibit 4.3 above), is hereby incorporated by reference
10.1
Credit Agreement dated as of April 29, 2022 by and among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing lender, filed as exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 29, 2022, is hereby incorporated by reference.

*10.2	Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan.
*10.3	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_____________________
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 3, 2022	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer