Form 10-Q
period 2022-09-24
ADVANCED MICRO DEVICES INC
filed 2022-11-02
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2022: 1,612,356,162

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions, except per share amounts)
Net revenue	$5,565	$4,313	$18,002	$11,608
Cost of sales	2,799	2,227	8,797	6,105
Amortization of acquisition-related intangibles	412	—	1,005	—
Total cost of sales	3,211	2,227	9,802	6,105
Gross profit	2,354	2,086	8,200	5,503

Research and development	1,279	765	3,639	2,034
Marketing, general and administrative	557	376	1,746	1,036
Amortization of acquisition-related intangibles	590	—	1,499	—
Licensing gain	(8)	(3)	(97)	(8)
Operating income (loss)	(64)	948	1,413	2,441

Interest expense	(31)	(7)	(69)	(26)
Other income (expense), net	22	62	(24)	51
Income (loss) before income taxes and equity income	(73)	1,003	1,320	2,466

Income tax provision (benefit)	(135)	82	32	284
Equity income in investee	4	2	11	6
Net income	$66	$923	$1,299	$2,188

Earnings per share
Basic	$0.04	$0.76	$0.84	$1.80
Diluted	$0.04	$0.75	$0.84	$1.78
Shares used in per share calculation
Basic	1,615	1,214	1,542	1,214
Diluted	1,625	1,230	1,555	1,231
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Net income	$66	$923	$1,299	$2,188
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(55)	(7)	(85)	(17)
Total comprehensive income	$11	$916	$1,214	$2,171
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 24, 2022	December 25, 2021
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,398	$2,535
Short-term investments	2,193	1,073
Accounts receivable, net	4,336	2,706
Inventories	3,369	1,955
Receivables from related parties	4	2
Prepaid expenses and other current assets	1,120	312
Total current assets	14,420	8,583
Property and equipment, net	1,486	702
Operating lease right-of-use assets	490	367
Goodwill	24,187	289
Acquisition-related intangibles	25,162	—
Investment: equity method	80	69
Deferred tax assets	32	931
Other non-current assets	1,954	1,478
Total assets	$67,811	$12,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,337	$1,321
Payables to related parties	397	85
Accrued liabilities	3,598	2,424
Current portion of long-term debt, net	—	312
Other current liabilities	359	98
Total current liabilities	6,691	4,240
Long-term debt, net of current portion	2,466	1
Long-term operating lease liabilities	424	348
Deferred tax liabilities	2,078	12
Other long-term liabilities	1,610	321
Commitments and Contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,642 and 1,232; shares outstanding: 1,612 and 1,207	16	12
Additional paid-in capital	57,581	11,069
Treasury stock, at cost (shares held: 30 and 25)	(2,815)	(2,130)
Accumulated deficit	(152)	(1,451)
Accumulated other comprehensive loss	(88)	(3)
Total stockholders’ equity	54,542	7,497
Total liabilities and stockholders’ equity	$67,811	$12,419

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(In millions)
Cash flows from operating activities:
Net income	$1,299	$2,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,954	289
Stock-based compensation	766	267
Amortization of operating lease right-of-use assets	63	40
Amortization of inventory fair value adjustment	187	—
Loss on debt redemption, repurchase and conversion	—	7
Loss on sale or disposal of property and equipment	15	19
Deferred income taxes	(1,328)	201
(Gains) losses on equity investments, net	57	(52)
Other	(9)	(2)
Changes in operating assets and liabilities
Accounts receivable, net	(1,301)	(158)
Inventories	(997)	(504)
Receivables from related parties	(1)	5
Prepaid expenses and other assets	(825)	(284)
Payables to related parties	313	(42)
Accounts payable	811	526
Accrued liabilities and other	994	199
Net cash provided by operating activities	2,998	2,699
Cash flows from investing activities:
Purchases of property and equipment	(326)	(215)
Purchases of short-term investments	(2,399)	(1,901)
Proceeds from maturity of short-term investments	2,864	1,428
Cash received from acquisition of Xilinx	2,366	—
Acquisition of Pensando, net of cash acquired	(1,558)	—
Other	(15)	2
Net cash provided by (used in) investing activities	932	(686)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	991	—
Repayment of debt	(312)	—
Proceeds from sales of common stock through employee equity plans	79	55
Repurchases of common stock	(3,452)	(1,004)
Common stock repurchases for tax withholding on employee equity plans	(371)	(219)
Other	(2)	—
Net cash used in financing activities	(3,067)	(1,168)
Net increase in cash and cash equivalents	863	845
Cash and cash equivalents at beginning of period	2,535	1,595
Cash and cash equivalents at end of period	$3,398	$2,440

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 24, 2022	September 25, 2021
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$584	$23
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$122	$74
Issuance of common stock to settle convertible debt	$—	$25
Issuance of common stock and treasury stock for the acquisition of Xilinx	$48,514	$—
Fair value of replacement share-based awards related to acquisition of Xilinx	$275	$—
Transfer of assets for acquisition of property and equipment	$13	$37
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$119	$128

See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$16	$12	$12	$12
Issuance of common stock as consideration for acquisition	—	—	4	—
Balance, end of period	$16	$12	$16	$12
Additional paid-in capital
Balance, beginning of period	$57,297	$10,795	$11,069	$10,544
Common stock issued under employee equity plans	1	4	79	55
Stock-based compensation	275	99	765	267
Issuance of common stock to settle convertible debt	—	—	—	25
Issuance of common stock as consideration for acquisition	—	—	45,372	—
Fair value of replacement share-based awards related to acquisition	—	—	275	—
Issuance of common stock warrants	8	7	21	14
Balance, end of period	$57,581	$10,905	$57,581	$10,905
Treasury stock
Balance, beginning of period	$(1,893)	$(401)	$(2,130)	$(131)
Repurchases of common stock	(617)	(750)	(3,452)	(1,006)
Common stock repurchases for tax withholding on employee equity plans	(305)	(205)	(371)	(219)
Reissuance of treasury stock as consideration for acquisition	—	—	3,138	—
Balance, end of period	$(2,815)	$(1,356)	$(2,815)	$(1,356)

Accumulated deficit:
Balance, beginning of period	$(218)	$(3,348)	$(1,451)	$(4,605)
Cumulative effect of adoption of accounting standard	—	—	—	(8)
Net income	66	923	1,299	2,188
Balance, end of period	$(152)	$(2,425)	$(152)	$(2,425)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(33)	$7	$(3)	$17
Other comprehensive loss	(55)	(7)	(85)	(17)
Balance, end of period	$(88)	$—	$(88)	$—

Total stockholders' equity	$54,542	$7,136	$54,542	$7,136
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
On February 14, 2022 (the Xilinx Acquisition Date), the Company completed the acquisition of Xilinx, Inc. (Xilinx). On May 26, 2022 (the Pensando Acquisition Date), the Company completed the acquisition of Pensando Systems, Inc. (Pensando). See Note 5 - Business Combinations for additional information on these acquisitions.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 24, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and nine months ended September 24, 2022 and September 25, 2021 each consisted of 13 and 39 weeks, respectively.
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
Significant Accounting Policies. Except for the addition of business combinations, impairment of long-lived and intangible assets, and Global Intangible Low-Taxed Income (GILTI) accounting policies to the Company’s significant accounting policies, there have been no material changes to the Company’s significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

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
Impairment of Long-Lived and Intangible Assets. Long-lived and intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist and at least annually for indefinite-lived intangible assets. Impairment indicators are reviewed on a quarterly basis. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.
When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the related asset groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset group or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.
When assets are removed from operations and held for sale, the Company estimates impairment losses as the excess of the carrying value of the assets over their fair value. Market conditions are among the factors affecting impairment of assets held for sale. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.
Global Intangible Low-Taxed Income (GILTI). In 2022, the Company elected to change its method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on the Company’s facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, the Company recorded $27.3 billion of identified intangible assets (refer to Note 5 - Business Combinations), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which the Company will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about potential future tax liabilities of the Company based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 12 - Income Taxes. In addition, for the three and nine months ended September 24, 2022, it resulted in a decrease in the income tax provision with a corresponding increase to net income of $209 million and $346 million and an increase in basic and diluted earnings per share of $0.13 and $0.23 respectively, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on the Company’s historical consolidated financial statements.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of September 24, 2022 and December 25, 2021, Accounts receivable, net included unbilled accounts receivable of $1.3 billion and $329 million, respectively. Unbilled accounts receivable primarily represents work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	September 24, 2022	December 25, 2021
	(In millions)
Raw materials	$207	$82
Work in process	2,466	1,676
Finished goods	696	197
Total inventories	$3,369	$1,955

Prepaid Expenses and Other Current Assets	September 24, 2022	December 25, 2021
	(In millions)
Prepaid supply agreements	$719	$74
Other	401	238
Total prepaid expenses and other current assets	$1,120	$312
Prepaid supply agreements relate to the short-term portion of payments made to vendors to secure long-term supply capacity.

Property and Equipment, net	September 24, 2022	December 25, 2021
	(In millions)
Land	$120	$—
Building and leasehold improvements	596	206
Equipment	1,990	1,534
Construction in progress	176	96
Property and equipment, gross	2,882	1,836
Accumulated depreciation	(1,396)	(1,134)
Total property and equipment, net	$1,486	$702

Other Non-Current Assets	September 24, 2022	December 25, 2021
	(In millions)
Long-term prepaid supply agreements	$1,020	$916
Software and technology licenses, net	552	328
Other	382	234
Total other non-current assets	$1,954	$1,478

Accrued Liabilities	September 24, 2022	December 25, 2021
	(In millions)
Accrued marketing programs	$900	$933
Accrued compensation and benefits	749	705
Customer program liabilities	1,134	314
Other accrued and current liabilities	815	472
Total accrued liabilities	$3,598	$2,424

Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of September 24, 2022, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $302 million, of which $244 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 30% and 24% of the Company’s revenue for the three and nine months ended September 24, 2022, respectively, and 22% for each of the three and nine months ended September 25, 2021.
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
The Company’s four reportable segments are:
•the Data Center segment, which primarily includes server microprocessors and GPUs, DPUs, FPGAs and adaptive SoC products for data centers;
•the Client segment, which primarily includes microprocessors, accelerated processing units that integrate microprocessors and graphics, and chipsets for desktop and notebook personal computers;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded microprocessors and GPUs, FPGAs, adaptive SoC products, and ACAP products.
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

The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Net revenue:
Data Center	$1,609	$1,108	$4,388	$2,531
Client	1,022	1,692	5,298	5,058
Gaming	1,631	1,434	5,161	3,844
Embedded	1,303	79	3,155	175
Total net revenue	$5,565	$4,313	$18,002	$11,608
Operating income (loss):
Data Center	$505	$308	$1,404	$622
Client	(26)	490	1,342	1,558
Gaming	142	231	687	527
Embedded	635	23	1,553	26
All Other (1)	(1,320)	(104)	(3,573)	(292)
Total operating income (loss)	$(64)	$948	$1,413	$2,441

(1)
For the three and nine months ended September 24, 2022, all other operating losses primarily included $1.0 billion and $2.5 billion of amortization of acquisition-related intangibles, $275 million and $766 million of stock-based compensation expense and $51 million and $400 million of acquisition-related costs, respectively.
For the three and nine months ended September 25, 2021, all other operating losses primarily included $99 million and $267 million of stock-based compensation expense, and $8 million and $33 million of acquisition-related costs, respectively.

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

The purchase consideration was preliminarily allocated as follows:

(In millions)
Cash and cash equivalents	$111
Accounts receivable	31
Inventory	66
Prepaid expenses and other current assets	43
Property and equipment	11
Deferred tax assets	22
Acquisition-related intangibles	349
Total Assets	633
Accounts payable	15
Accrued and other liabilities	61
Total Liabilities	76
Fair value of net assets acquired	557
Goodwill	1,098
Total purchase consideration	$1,655
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The fair values are subject to adjustment for up to one year after the close of the transaction as additional information is obtained. Any adjustments to the preliminary purchase price allocation identified during the measurement period are recognized in the period in which the adjustments are determined. Adjustments to the preliminary purchase price allocation since the completion of the acquisition resulted in an immaterial decrease to goodwill.
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
The fair value of the identified intangible assets subject to amortization are amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
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
From the Pensando Acquisition Date to September 24, 2022, the Condensed Consolidated Statements of Operations include immaterial revenue and operating results attributable to Pensando, which are reported under the Data Center segment.
During the three and nine months ended September 24, 2022, Pensando acquisition-related costs of $40 million and $64 million, respectively, were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the acquisition.

Xilinx Acquisition
On February 14, 2022, the Company completed the acquisition of all issued and outstanding shares of Xilinx, a leading provider of adaptive computing solutions, for a total purchase consideration of $48.8 billion ($46.4 billion, net of cash acquired of $2.4 billion). The acquisition of Xilinx expands the Company’s product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies. With the acquisition of Xilinx, the Company now offers FPGAs, adaptive SoC products and ACAP products. The purchase consideration consisted of $48.5 billion of fair value of 429 million shares of the Company’s common stock issued to Xilinx stockholders and $275 million of fair value of replacement equity awards attributable to services rendered pre-combination. As the transaction closed prior to the opening of markets on the Xilinx Acquisition Date, the fair value of the common stock issued to Xilinx stockholders was based on the closing price of the Company’s common stock on February 11, 2022 of $113.18 per share.
The financial results of Xilinx are included in the Company’s condensed consolidated financial statements from the Xilinx Acquisition Date to September 24, 2022 and are reported under the Embedded and Data Center segments.
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
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The fair values are subject to adjustment for up to one year after the close of the transaction as additional information is obtained. The primary items pending are related to income tax matters. Any adjustments to the preliminary purchase price allocation identified during the measurement period are recognized in the period in which the adjustments are determined.
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
The fair value of the identified intangible assets subject to amortization are amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
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
The Condensed Consolidated Statements of Operations include the following revenue and operating income attributable to Xilinx for the three and nine months ended September 24, 2022:

	Three Months Ended September 24, 2022	Nine Months Ended September 24, 2022
	(In millions)
Net revenue	$1,312	$3,122
Operating income	$644	$1,470
Operating income attributable to Xilinx recorded under the Embedded and Data Center segments does not include amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs, which are recorded under the “All Other” segment.
During the three and nine months ended September 24, 2022, Xilinx acquisition-related costs of $11 million and $336 million, respectively, were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the Xilinx acquisition.

Supplemental Unaudited Pro Forma Information
Following are the supplemental consolidated financial results of the Company, Xilinx and Pensando on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2021 (i.e., December 27, 2020).

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Net revenue	$5,565	$5,258	$18,518	$14,290
Net income (loss)	$397	$224	$1,928	$(369)
The Company’s fiscal year ends on the last Saturday in December of each year, Xilinx’s fiscal year ended on the Saturday nearest March 31 of each year and Pensando’s fiscal year ended on January 31 of each year. The unaudited pro forma information above is presented on the basis of the Company’s fiscal year and combines the historical results of the fiscal periods of the Company with the following historical results of Xilinx and Pensando: the three months ended September 24, 2022 includes Xilinx and Pensando results for the same period; the three months ended September 25, 2021 includes Xilinx results for the three months ended October 2, 2021 and Pensando results for the three months ended September 30, 2021; the nine months ended September 24, 2022 includes Xilinx results for the nine-month period beginning January 2, 2022 through September 24, 2022 and Pensando results for the nine-month period beginning January 1, 2022 through September 24, 2022; and the nine months ended September 25, 2021 includes Xilinx results for the nine months ended October 2, 2021 and Pensando results for the nine months ended September 30, 2021.
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Xilinx and Pensando acquisitions were completed at the beginning of fiscal year 2021 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets, fixed asset depreciation expense and expense from assumed stock-based compensation awards. The pro forma results also include amortization expense of acquired Xilinx inventory fair value step-up of $184 million in the first quarter of fiscal year 2021 and no Xilinx inventory fair value step-up expense in fiscal year 2022.
NOTE 6 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
Acquisition-related intangibles as of September 24, 2022 were as follows:

	Weighted-average Remaining Useful Life	September 24, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Developed technology	15 years	$12,360	$(512)	$11,848
Customer relationships	14 years	12,324	(1,411)	10,913
Customer backlog	5 months	809	(494)	315
Corporate trade name	5 months	65	(40)	25
Product trademarks	11 years	914	(47)	867
Identified intangible assets subject to amortization		26,472	(2,504)	23,968
IPR&D not subject to amortization	N/A	1,194	—	1,194
Total acquisition-related intangible assets		$27,666	$(2,504)	$25,162
Acquisition-related intangible asset balance as of September 25, 2021 was not material.

Acquisition-related intangible amortization expense was $1.0 billion and $2.5 billion for the three and nine months ended September 24, 2022, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 24, 2022, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2022	$1,044
2023	2,804
2024	2,286
2025	2,061
2026	1,951
2027 and thereafter	13,822
Total	$23,968
Goodwill
In the second quarter of fiscal year 2022, the Company reassigned goodwill balances among the updated reportable segments to reflect changes in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed.
The carrying amount of goodwill as of September 24, 2022 and December 25, 2021 was $24.2 billion and $289 million, respectively, and was assigned to reporting units within the following reportable segments:

	December 26, 2021	Acquisitions and related adjustments	Reassignment due to segment change	September 24, 2022
	(In millions)
Reportable segments before segment change:
Enterprise, Embedded and Semi-Custom	$289	$—	$(289)	$—
Xilinx	—	22,794	(22,794)	—
Reportable segments after segment change:
Data Center	—	1,104	1,782	2,886
Gaming	—	—	238	238
Embedded	—	—	21,063	21,063
Total	$289	$23,898	$—	$24,187

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

The Company’s purchases from the ATMP JV during the three and nine months ended September 24, 2022 amounted to $455 million and $1.2 billion, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 25, 2021 amounted to $259 million and $775 million, respectively. As of September 24, 2022 and December 25, 2021, the amounts payable to the ATMP JV were $397 million and $85 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and nine months ended September 24, 2022 amounted to $5 million and $13 million, respectively. The Company’s resales to the ATMP JV during the three and nine months ended September 25, 2021 amounted to $6 million and $25 million, respectively. As of September 24, 2022 and December 25, 2021, the Company had receivables from the ATMP JV of $4 million and $2 million, respectively, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and nine months ended September 24, 2022, the Company recorded a gain of $4 million and $11 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. During the three and nine months ended September 25, 2021, the Company recorded a gain of $2 million and $6 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. As of September 24, 2022 and December 25, 2021, the carrying value of the Company’s investment in the ATMP JV was $80 million and $69 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both September 24, 2022 and December 25, 2021, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and nine months ended September 24, 2022, the Company recognized $8 million of licensing gain from royalty income and $97 million of licensing gain from a milestone achievement and royalty income, respectively. During the three and nine months ended September 25, 2021, the Company recognized $3 million and $8 million, respectively, of licensing gain from royalty income, both associated with Licensed IP. As of both September 24, 2022 and December 25, 2021, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 8 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of September 24, 2022 and December 25, 2021 consisted of the following:

	September 24, 2022	December 25, 2021
	(In millions)
7.50% Senior Notes Due August 2022 (7.50% Notes)	$—	$312
2.95% Senior Notes Due 2024 (Xilinx 2024 Notes)	750	—
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	1
2.375% Senior Notes Due 2030 (Xilinx 2030 Notes)	750	—
3.924% Senior Notes Due 2032 (3.924% Notes)	500	—
4.393% Senior Notes Due 2052 (4.393% Notes)	500	—
Total debt (principal amount)	2,501	313
Unamortized debt discount and issuance costs	(35)	—
Total debt (net)	2,466	313
Less: current portion of long-term debt	—	(312)
Total long-term debt	$2,466	$1
In August 2022, the Company repaid its $312 million 7.50% Senior Notes.
Assumed Xilinx Notes
In connection with the acquisition of Xilinx, the Company assumed $1.5 billion in aggregate principal of Xilinx’s 2.95% Notes and 2.375% Notes (together, the Assumed Xilinx Notes) which were recorded at fair value as of the Xilinx Acquisition Date. The difference between the fair value at the Xilinx Acquisition Date and the principal outstanding of the Assumed Xilinx Notes is being amortized through interest expense over the remaining term of the debt. The Assumed Xilinx Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1. The indentures governing the Assumed Xilinx Notes contain various covenants which limit the Company’s ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to another person.
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
On June 9, 2022, the Company issued $1.0 billion in aggregate principal amount of 3.924% Notes and 4.393% Notes. The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2022. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee. As of September 24, 2022, the outstanding aggregate principal amount of the 3.924% Notes and 4.393% Notes was $1.0 billion.
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

2.125% Notes
During the nine months ended September 24, 2022, the activity on the 2.125% Notes was immaterial.
During the nine months ended September 25, 2021, holders of the 2.125% Notes converted $25 million principal amount of notes in exchange for approximately 3 million shares of the Company’s common stock at the conversion price of $8.00 per share. The Company recorded a loss of $7 million from these conversions in Other income (expense), net on its condensed consolidated statements of operations.
Future Debt Payment Obligations
As of September 24, 2022, the Company’s future debt payment obligations were as follows:

Principal
Fiscal Year	(In millions)
2022	$—
2023	—
2024	750
2025	—
2026	1
2027 and thereafter	1,750
Total	$2,501
Revolving Credit Facility
On April 29, 2022, the Company entered into a Credit Agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and the other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions). As of September 24, 2022, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for payment of expenses in connection with working capital and general corporate expenses.
Revolving loans under the Revolving Credit Agreement can be Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR Rate plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.625% and 1.250%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate (as defined in the Revolving Credit Agreement) plus a margin based on the Company's Debt Ratings from time to time of between 0.000% and 0.250%. In addition, the Company has agreed to pay a commitment fee based on the Company's Debt Ratings from time to time of between 0.050% and 0.125% (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of September 24, 2022, the Company was in compliance with these covenants.
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
Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 24, 2022			December 25, 2021
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2,616	$—	$2,616	$4	$—	$4
Commercial paper	—	—	—	—	45	45
U.S. Treasury and agency securities	—	15	15	—	—	—
Foreign government and agency securities	—	25	25	—	—	—
Short-term investments
Commercial paper	—	868	868	—	880	880
Time deposits and certificates of deposits	—	50	50	—	193	193
Asset-backed and mortgage-backed securities	—	41	41	—	—	—
U.S. Treasury and agency securities	620	—	620	—	—	—
Foreign government and agency securities	—	617	617	—	—	—
Other non-current assets
Time deposits and certificates of deposits	—	6	6	—	—	—
Equity investments	11	—	11	66	—	66
Deferred compensation plan investments	81	—	81	72	—	72
Total assets measured at fair value	$3,328	$1,622	$4,950	$142	$1,118	$1,260
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	September 24, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Asset-backed and mortgage-backed securities	$44	$—	$(3)	$41
Commercial paper	869	—	(1)	868
Money market funds	2,616	—	—	2,616
Time deposits and certificates of deposits	50	—	—	50
U.S. Treasury and agency securities	640	—	(5)	635
Foreign government and agency securities	642	—	—	642
	$4,861	$—	$(9)	$4,852
As of September 24, 2022, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	September 24, 2022		December 25, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,101	$2,098	$1,118	$1,118
Due in 1 year through 5 years	107	104	—	—
Due in 5 years and later	43	40	—	—
	$2,251	$2,242	$1,118	$1,118
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	September 24, 2022		December 25, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Current portion of long-term debt, net	$—	$—	$312	$326
Long-term debt, net of current portion	$2,466	$2,268	$1	$15
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of September 24, 2022, the Company had non-marketable securities in privately-held companies of $138 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. The balance of non-marketable securities in privately-held companies as of December 25, 2021 was not material.
During the three and nine months ended September 24, 2022, the Company recognized a net loss of $3 million and $57 million, respectively, in Other income (expense) due to decreases in fair value of equity investments and non-marketable securities in privately-held companies.

Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 18 months and are designated as accounting hedges. As of September 24, 2022 and December 25, 2021, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $1.7 billion and $894 million, respectively. The fair value of these contracts, recorded as a liability, was $89 million as of September 24, 2022. The fair value of these contracts as of December 25, 2021 was not material.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 24, 2022 and December 25, 2021, the notional value of these outstanding contracts was $463 million and $291 million, respectively. The fair value of these contracts was not material as of September 24, 2022 and December 25, 2021.
NOTE 10 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$66	$923	$1,299	$2,188
Denominator
Basic weighted average shares	1,615	1,214	1,542	1,214
Potentially dilutive shares from employee equity plans and warrants	10	16	13	17
Diluted weighted average shares	1,625	1,230	1,555	1,231
Earnings per share:
Basic	$0.04	$0.76	$0.84	$1.80
Diluted	$0.04	$0.75	$0.84	$1.78

NOTE 11 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Balance, beginning of period	1,612	1,213	1,207	1,211
Common stock issued in the acquisition of Xilinx	—	—	429	—
Common stock issued under employee equity plans	10	6	14	8
Common stock repurchases for tax withholding on equity awards	(3)	—	(5)	—
Issuance of common stock to settle convertible debt	—	—	—	3
Repurchases of common stock	(7)	(7)	(33)	(10)
Balance, end of period	1,612	1,212	1,612	1,212
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
During the three and nine months ended September 24, 2022, the Company repurchased 6.9 million and 32.8 million shares of its common stock under the Repurchase Program for $617 million and $3.4 billion, respectively. As of September 24, 2022, $6.8 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-based Compensation
Stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Cost of sales	$8	$2	$20	$4
Research and development	185	63	478	171
Marketing, general and administrative	82	34	268	92
Total stock-based compensation expense before income taxes	275	99	766	267
Income tax benefit	(91)	(16)	(166)	(43)
Total stock-based compensation expense after income taxes	$184	$83	$600	$224
During the three and nine months ended September 24, 2022, the Company recorded $6 million and $63 million, respectively, of acquisition-related stock-based compensation expense under post-acquisition service conditions.

Xilinx Replacement Awards
In connection with the acquisition of Xilinx, the Company issued equity awards as replacement for assumed equity awards to Xilinx employees. The replacement awards include restricted stock units of approximately 12 million shares with a weighted average fair value of $103.35 per share and have terms that are substantially the same as the assumed Xilinx awards. The fair value of replacement awards related to services rendered up to the Xilinx Acquisition Date was recognized as a component of the total purchase consideration while the remaining fair value of replacement awards attributable to post-combination services is being recognized as stock-based compensation expense over the remaining post-acquisition vesting period.
NOTE 12 – Income Taxes
The Company recorded an income tax benefit of $135 million and a provision of $32 million for the three and nine months ended September 24, 2022, respectively, representing effective tax rates of 195.7% and 2.4%, respectively. The Company recorded an income tax provision of $82 million and $284 million for the three and nine months ended September 25, 2021, respectively, representing effective tax rates of 8.2% and 11.5%, respectively.
The determination of the Company’s income taxes for the three and nine months ended September 24, 2022 was based on applying the Company’s estimated annual effective tax rate to the year-to-date pre-tax book income adjusted for discrete tax items, such as excess tax benefits from stock-based compensation. The tax benefit for the three months ended September 24, 2022 was primarily due to lower year-to-date pre-tax book income. The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate was primarily due to year-to-date income tax benefit from income eligible for the foreign-derived intangible income (FDII) benefit and research tax credits.
The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate for the three and nine months ended September 25, 2021 was primarily due to a tax FDII benefit and research tax credits.
As of September 24, 2022, the Company continues to maintain valuation allowances for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances maintained are due to a lack of sufficient sources of taxable income.
As of the nine months ended September 24, 2022, the liability for uncertain tax positions increased by $798 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.
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

Total future unconditional purchase commitments as of September 24, 2022 were as follows:

Fiscal Year	(In millions)
Remainder of 2022	$4,925
2023	2,693
2024	1,020
2025	336
2026	169
2027 and thereafter	389
Total unconditional purchase commitments	$9,532
Given the current market backdrop, the Company continues to work with suppliers on timing of deliveries of purchase commitments.
Contingencies

Quarterhill Inc. Litigation

On July 2, 2018, three entities named Aquila Innovations, Inc. (Aquila), Collabo Innovations, Inc. (Collabo), and Polaris Innovations, Ltd. (Polaris), filed separate patent infringement complaints against the Company in the United States District Court for the Western District of Texas. Aquila alleges that the Company infringes two patents (6,239,614 and 6,895,519) relating to power management; Collabo alleges that the Company infringes one patent (7,930,575) related to power management; and Polaris alleges that the Company infringes two patents (6,728,144 and 8,117,526) relating to control or use of dynamic random-access memory, or DRAM. Each of the three complaints seeks unspecified monetary damages, interest, fees, expenses, and costs against the Company; Aquila and Collabo also seek enhanced damages. Aquila, Collabo, and Polaris each appear to be related to a patent assertion entity named Quarterhill Inc. (formerly WiLAN Inc.). On May 14, 2020, at the request of Polaris, the Court dismissed all claims related to one of the two patents in suite in the Polaris case. On June 10, 2020, the Court granted AMD’s motions to stay the Polaris and Aquila cases pending the completion of inter partes review (IPR) of each of the patents-in-suit in those cases by the Patent Trial and Appeal Board. On October 11, 2022, the Court dismissed the Aquila case as moot based on the cancellation of all asserted patent claims by the United States Patent and Trademark Office.

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

Between January 10 and March 11, 2022, the USPTO issued Final Written Decisions (FWDs) finding all challenged claims unpatentable in two ADI patents; finding some challenged claims unpatentable in three ADI patents and finding no challenged claims unpatentable in one ADI patent. Between April 1 and April 5, 2022, the USPTO issued three FWDs finding some challenged claims unpatentable in three Xilinx patents and finding no challenged claims unpatentable in one Xilinx patent. Between March 15, 2022 and April 11, 2022, ADI and the Company filed notices of appeal to the Court of Appeals for the Federal Circuit regarding adverse IPR decisions. On May 11, 2022, the Court continued the stay until July 14, 2022. Subsequently, the Court stayed the case until November 15, 2022.
Other Legal Matters
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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

Overview and Recent Developments
We are a global semiconductor company primarily offering:
•server microprocessors and graphics processing units (GPUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs) and adaptive System-on-Chip (SoC) products for data centers;
•microprocessors, accelerated processing units (APUs) that integrate microprocessors and graphics, and chipsets for desktop and notebook personal computers;

•discrete GPUs, semi-custom SoC products and development services; and

•embedded microprocessors and GPUs, FPGAs, adaptive SoC products, and Adaptive Compute Acceleration Platform (ACAP) products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 24, 2022 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended September 24, 2022 was $5.6 billion, a 29% increase compared to the prior year period. The increase in net revenue was driven by a 45% increase in Data Center segment revenue primarily due to higher sales of our EPYC™ server processors, a 14% increase in Gaming segment revenue primarily due to higher semi-custom product sales, and a significant increase in Embedded segment revenue from the prior year period driven by the inclusion of Xilinx, Inc. (Xilinx) embedded product sales. These increases were partially offset by a 40% decrease in Client segment revenue primarily due to lower processor shipments driven by a weak PC market and significant inventory correction actions across the PC supply chain.
Gross margin for the three months ended September 24, 2022 was 42% compared to gross margin of 48% for the prior year period. The decrease in gross margin was primarily due to the amortization of acquisition-related intangible assets associated with the Xilinx acquisition. In addition, gross margin was impacted by $160 million of charges for inventory, pricing, and related reserves in the Gaming and Client segments, as we experienced softening gaming graphics and PC demand in the third quarter of 2022 due to weakened macroeconomic conditions.
Operating loss for the three months ended September 24, 2022 was $64 million compared to operating income of $948 million for the prior year period. The decrease in operating income was primarily driven by the amortization of intangible assets associated with the Xilinx acquisition and increased R&D investments.
Net income for the three months ended September 24, 2022 was $66 million compared to net income of $923 million for the prior year period. The decrease in net income was primarily driven by lower operating income.
As of September 24, 2022, our cash, cash equivalents and short-term investments were $5.6 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily as a result of the $2.4 billion of cash and $1.6 billion of short-term investments acquired from the Xilinx acquisition. As of September 24, 2022, the principal amount of our outstanding debt obligations was $2.5 billion, which primarily includes $1.5 billion of debt assumed from Xilinx and $1.0 billion of debt issued on June 9, 2022, compared to $313 million of debt as of December 25, 2021. We fully repaid the $312 million in aggregate principal of our 7.50% Senior Notes that matured in August 2022.
During the three months ended September 24, 2022, we repurchased 6.9 million shares of our common stock for $617 million under a stock repurchase program approved by our Board of Directors (Repurchase Program). As of September 24, 2022, $6.8 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

We continued to achieve our technology roadmap milestones during the third quarter of 2022, as we launched the AMD Ryzen™ 7000 Series Desktop processors powered by our new “Zen 4” architecture, designed to advance gaming and content creation performance. We also announced the AMD Ryzen 7020 Series processors for mobile applications to bring high-end performance and battery life to everyday users.
During the third quarter of 2022, we experienced limited disruptions due to the COVID-19 pandemic. We continue to monitor our operations and public health measures implemented by governmental authorities in response to the pandemic. We are focused on the health and safety of our employees and are taking safety measures to protect our employees who are in the office and support those employees who work remotely.
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
Except as noted below, management believes there have been no significant changes for the three and nine months ended September 24, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
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
Impairment of Long-Lived and Intangible Assets. Long-lived and intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist and at least annually for indefinite-lived intangible assets. Impairment indicators are reviewed on a quarterly basis. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.

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
Global Intangible Low-Taxed Income (GILTI). In 2022, we elected to change our method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on our facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, we recorded $27.3 billion of identified intangible assets (refer to Note 5 - Business Combinations), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which we will not receive a tax deduction under GILTI. Recognition of deferred taxes for the future GILTI impact of this amount is considered preferable as it provides better information about our potential future tax liabilities based on current transactions. This accounting policy change resulted in the recording of $863 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 12 - Income Taxes. In addition, for the three and nine months ended September 24, 2022, it resulted in a decrease in the income tax provision with a corresponding increase to net income of $209 million and $346 million and an increase in basic and diluted earnings per share of $0.13 and $0.23 respectively, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on our historical consolidated financial statements.
Results of Operations
During the second quarter of fiscal year 2022, we changed our reporting segments to align our financial reporting with how we manage our business in strategic end markets. This is consistent with how our CODM assesses our financial performance and allocates resources. As a result, we report our financial performance based on the following four reportable segments: Data Center, Client, Gaming, and Embedded. Additional information on our reportable segments is contained in Note 4—Segment Reporting of the Notes to Condensed Consolidated Financial Statements (Part I, Financial Information of this Form 10-Q). All prior-period segment data have been retrospectively adjusted.
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions)
Net revenue:
Data Center	$1,609	$1,108	$4,388	$2,531
Client	1,022	1,692	5,298	5,058
Gaming	1,631	1,434	5,161	3,844
Embedded	1,303	79	3,155	175
Total net revenue	$5,565	$4,313	$18,002	$11,608
Operating income (loss):
Data Center	$505	$308	$1,404	$622
Client	(26)	490	1,342	1,558
Gaming	142	231	687	527
Embedded	635	23	1,553	26
All Other	(1,320)	(104)	(3,573)	(292)
Total operating income (loss)	$(64)	$948	$1,413	$2,441
Data Center
Data Center net revenue of $1.6 billion for the three months ended September 24, 2022 increased by 45%, compared to net revenue of $1.1 billion for the prior year period. Data Center net revenue of $4.4 billion for the nine months ended September 24, 2022 increased by 73%, compared to net revenue of $2.5 billion for the prior year period. The increase in both periods was driven by higher sales of our EPYC server processors.
Data Center operating income was $505 million for the three months ended September 24, 2022, compared to operating income of $308 million for the prior year period. Data Center operating income was $1.4 billion for the nine months ended September 24, 2022, compared to operating income of $622 million for the prior year period. The increase in operating income for both periods was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Client
Client net revenue of $1.0 billion for the three months ended September 24, 2022 decreased by 40%, compared to net revenue of $1.7 billion for the prior year period, primarily due to lower Client processor sales driven by a 43% decrease in unit shipments, partially offset by a 5% increase in average selling price compared with the prior year period. The decrease in unit shipments was due to challenging PC market conditions and significant inventory correction across the PC supply chain. The increase in average selling price was primarily driven by a richer mix of Ryzen desktop processor sales.
Client net revenue of $5.3 billion for the nine months ended September 24, 2022 increased by 5%, compared to net revenue of $5.1 billion for the prior year period, primarily due to higher Client processor sales driven by a 28% increase in average selling price, partially offset by an 18% decrease in unit shipments. The decrease in unit shipments was due to challenging PC market conditions and significant inventory correction across the PC supply chain. The increase in average selling price was primarily driven by a richer mix of Ryzen mobile processor sales.
Client operating loss was $26 million for the three months ended September 24, 2022, compared to operating income of $490 million for the prior year period. The decrease in operating income was primarily due to lower revenue.
Client operating income was $1.3 billion for the nine months ended September 24, 2022, compared to operating income of $1.6 billion for the prior year period. The decrease in operating income was primarily driven by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

Gaming
Gaming net revenue of $1.6 billion for the three months ended September 24, 2022 increased by 14%, compared to net revenue of $1.4 billion for the prior year period. Gaming net revenue of $5.2 billion for the nine months ended September 24, 2022 increased by 34%, compared to net revenue of $3.8 billion for the prior year period. The increase in net revenue for both periods was driven by higher semi-custom product sales due to higher demand for gaming console SoCs, partially offset by lower gaming graphics sales due to a decrease in unit shipments driven by soft consumer demand given weakened macroeconomic conditions.
Gaming operating income was $142 million for the three months ended September 24, 2022, compared to operating income of $231 million for the prior year period. The decrease in operating income was primarily driven by lower gaming graphics revenue and inventory, pricing and related reserves.
Gaming operating income was $687 million for the nine months ended September 24, 2022, compared to operating income of $527 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Embedded
Embedded net revenue of $1.3 billion for the three months ended September 24, 2022 increased significantly, compared to net revenue of $79 million for the prior year period. Embedded net revenue of $3.2 billion for the nine months ended September 24, 2022 increased significantly, compared to net revenue of $175 million for the prior year period. The significant increase in net revenue for both periods was primarily driven by the inclusion of Xilinx embedded product revenue.
Embedded operating income was $635 million for the three months ended September 24, 2022, compared to operating income of $23 million for the prior year period. Embedded operating income was $1.6 billion for the nine months ended September 24, 2022, compared to operating income of $26 million for the prior year period. The significant increase in operating income for both periods was primarily driven by the inclusion of Xilinx embedded product revenue.
All Other
All Other operating loss of $1.3 billion for the three months ended September 24, 2022 primarily consisted of $1 billion of amortization of acquisition-related intangibles, $275 million of stock-based compensation expense, and $51 million of acquisition-related costs, which primarily include transaction costs, certain compensation charges related to the acquisitions of Xilinx and Pensando, and depreciation related to the acquired fixed assets fair value step-up adjustment, and licensing gain. All Other operating loss of $104 million for the prior year period primarily consisted of $99 million of stock-based compensation expense and $8 million of acquisition-related costs.
All Other operating loss of $3.6 billion for the nine months ended September 24, 2022 primarily consisted of $2.5 billion of amortization of acquisition-related intangibles, $766 million of stock-based compensation expense, and $400 million of acquisition-related costs, which primarily include transaction costs, amortization of Xilinx inventory fair value step-up adjustment, and depreciation related to the Xilinx fixed assets fair value step-up adjustment, certain compensation charges related to the acquisitions of Xilinx and Pensando, and licensing gain. All Other operating loss of $292 million for the prior year period primarily consisted of $267 million of stock-based compensation expense and $33 million of acquisition-related costs.
International Sales
International sales as a percentage of net revenue were 62% and 67% for the three months ended September 24, 2022 and September 25, 2021, respectively. International sales as a percentage of net revenue were 67% and 72% for the nine months ended September 24, 2022 and September 25, 2021, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(In millions except for percentages)
Net revenue	$5,565	$4,313	$18,002	$11,608
Cost of sales	2,799	2,227	8,797	6,105
Amortization of acquisition-related intangibles	412	—	1,005	—
Gross profit	2,354	2,086	8,200	5,503
Gross margin	42%	48%	46%	47%
Research and development	1,279	765	3,639	2,034
Marketing, general and administrative	557	376	1,746	1,036
Amortization of acquisition-related intangibles	590	—	1,499	—
Licensing gain	(8)	(3)	(97)	(8)
Interest expense	(31)	(7)	(69)	(26)
Other income (expense), net	22	62	(24)	51
Income tax provision (benefit)	(135)	82	32	284
Equity income in investee	4	2	11	6
Gross Margin
Gross margin was 42% and 48% for the three months ended September 24, 2022 and September 25, 2021, respectively. The decrease in gross margin was primarily due to the amortization of acquisition-related intangible assets associated with the Xilinx acquisition. In addition, gross margin was impacted by $160 million of charges for inventory, pricing, and related reserves to address challenging market conditions in the Gaming and Client segments.
Gross margin was 46% and 47% for the nine months ended September 24, 2022 and September 25, 2021, respectively. The decrease in gross margin was primarily due to an increase in the amortization of acquisition-related intangible assets associated with the Xilinx acquisition, partially offset by an increase in margin driven by higher Embedded and Data Center segment revenue.
Expenses
Research and Development Expenses
Research and development expenses of $1.3 billion for the three months ended September 24, 2022 increased by $514 million, or 67%, compared to $765 million for the prior year period. Research and development expenses of $3.6 billion for the nine months ended September 24, 2022 increased by $1.6 billion, or 79%, compared to $2.0 billion for the prior year period. The increase in both periods was primarily driven by an increase in headcount through acquisitions and organic growth, and product development costs.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $557 million for the three months ended September 24, 2022 increased by $181 million, or 48%, compared to $376 million for the prior year period. Marketing, general and administrative expenses of $1.7 billion for the nine months ended September 24, 2022 increased by $710 million, or 69%, compared to $1.0 billion for the prior year period. The increase in both periods was due to an increase in headcount through acquisitions and organic growth, go-to-market activities, and acquisition-related costs.

Amortization of Acquisition-Related Intangibles
For the three months ended September 24, 2022, cost of sales and operating expense included $412 million and $590 million, respectively, of amortization expense from intangible assets acquired. For the nine months ended September 24, 2022, cost of sales and operating expense included $1.0 billion and $1.5 billion, respectively, of amortization expense from intangible assets acquired.
Licensing Gain
During the three and nine months ended September 24, 2022, we recognized $8 million of licensing gain from royalty income and $97 million of licensing gain from a milestone achievement and royalty income, respectively, both associated with Licensed IP. During the three and nine months ended September 25, 2021, we recognized $3 million and $8 million, respectively of licensing gain from royalty income, both associated with Licensed IP.
Interest Expense
Interest expense for the three months ended September 24, 2022 was $31 million compared to $7 million for the prior year period. Interest expense for the nine months ended September 24, 2022 was $69 million compared to $26 million for the prior year period. The increase for both periods was primarily due to interest expense from the 2.95% Senior Notes due 2024, the 2.375% Senior Notes due 2030 (together, the Assumed Xilinx Notes), the 3.924% Notes and the 4.393% Notes.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments and foreign currency transaction gains and losses.
Other income, net for the three months ended September 24, 2002 was $22 million, primarily due to interest income driven by rising interest rates. Other income, net for the prior year period was $62 million, primarily due to a $60 million gain from an increase in fair value of an equity investment.
Other expense, net for the nine months ended September 24, 2022 was $24 million, primarily due to a $57 million decrease in the fair value of equity investments, partially offset by $33M of interest income driven by rising interest rates. Other income, net for the prior year period was $51 million, primarily due to a $60 million gain from an increase in fair value of an equity investment.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $135 million and a provision of $32 million for the three and nine months ended September 24, 2022, respectively, representing effective tax rates of 195.7% and 2.4%, respectively. We recorded an income tax provision of $82 million and $284 million for the three and nine months ended September 25, 2021, respectively, representing effective tax rates of 8.2% and 11.5%, respectively.
The determination of our income tax expense for the three and nine months ended September 24, 2022 was based on applying our estimated annual effective tax rate to the year-to-date pre-tax book income adjusted for discrete tax items, such as excess tax benefits from stock-based compensation. The tax benefit for the three months ended September 24, 2022 was primarily due to lower year-to-date pre-tax book income. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate was primarily due to year-to-date income tax benefit from income eligible for the foreign-derived intangible income (FDII) benefit and research tax credits.
The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended September 25, 2021 was primarily due to a tax FDII benefit and research tax credits.
As of September 24, 2022, we continue to maintain valuation allowances for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances maintained are due to lack of sufficient sources of taxable income.
As of the nine months ended September 24, 2022, the liability for uncertain tax positions increased by $798 million primarily due to the utilization of certain tax attributes that may be subject to additional limitation.

As a result of the acquisition of Xilinx, we recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $863 million of GILTI net deferred tax liability. We also recorded $147 million of current tax payable as of the Xilinx Acquisition Date. Additionally, we assumed $204 million of liability for uncertain tax positions and $321 million of long-term liability for transition tax, which is payable over the next three years.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 24, 2022, our cash, cash equivalents and short-term investments were $5.6 billion, compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash, $1.6 billion of short-term investments acquired from Xilinx, $1.0 billion from debt issuance, and cash flows from operations, partially offset by stock repurchases and cash paid for the acquisition of Pensando. The percentage of cash, cash equivalents and short-term investments held domestically as of September 24, 2022 and December 25, 2021 were 76% and 91%, respectively.
Our operating, investing and financing activities for the nine months ended September 24, 2022 compared to the prior year period are as described below:

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(In millions)
Net cash provided by (used in):
Operating activities	$2,998	$2,699
Investing activities	932	(686)
Financing activities	(3,067)	(1,168)
Net increase in cash and cash equivalents	$863	$845
As of September 24, 2022, our principal debt obligations were $2.5 billion, which primarily included $1.5 billion of the Assumed Xilinx Notes and $1.0 billion of newly issued 3.924% Notes and 4.393% Notes, compared to $313 million as of December 25, 2021. We repaid our $312 million 7.50% Senior Notes that matured in August 2022.
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
Net cash provided by operating activities was $3.0 billion in the nine months ended September 24, 2022, primarily due to our net income of $1.3 billion, adjusted for non-cash and non-operating charges of $2.7 billion and net cash outflows of $1.0 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.3 billion increase in accounts receivable driven primarily by higher revenue in the first three quarters of 2022, a $997 million increase in inventory primarily driven by product build in the Client segment, partially offset by a $994 million increase in accrued liabilities and other driven primarily by higher customer-related accruals.

Net cash provided by operating activities was $2.7 billion in the nine months ended September 25, 2021, primarily due to our net income of $2.2 billion, adjusted for non-cash and non-operating charges of $769 million and net cash inflows of $258 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $504 million increase in inventories driven by an increase in product build in support of customer demand, and a $284 million increase in prepaid expenses and other assets driven primarily by prepayments of long-term supply agreements, partially offset by a $526 million increase in accounts payable due to an increase in inventory purchases.
Investing Activities
Net cash provided by investing activities was $932 million for the nine months ended September 24, 2022 which primarily consisted of $2.4 billion of cash received from Xilinx in the acquisition and $2.9 billion of proceeds from the maturity of short-term investments, partially offset by cash used in the acquisition of Pensando of $1.6 billion, purchases of short-term investments of $2.4 billion and purchases of property and equipment of $326 million.
Net cash used in investing activities was $686 million for the nine months ended September 25, 2021 which primarily consisted of $1.9 billion for purchases of short-term investments and $215 million for purchases of property and equipment, partially offset by $1.4 billion for maturities of short-term investments.
Financing Activities
Net cash used in financing activities was $3.1 billion for the nine months ended September 24, 2022, which primarily consisted of common stock repurchases of $3.5 billion, repurchases for tax withholding on employee equity plans of $371 million and repayment of debt of $312 million, partially offset by proceeds from the issuance of debt of $991 million and a cash inflow of $79 million from issuance of common stock under our employee equity plans.
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
As of September 24, 2022, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal controls over financial reporting for the three months ended September 24, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating the Xilinx operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

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
In the third quarter of 2022, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. Uncertain global economic conditions have and may in the future adversely impact our business. Uncertainty in the worldwide economic environment or other unfavorable changes in economic conditions, such as inflation, interest rates or recession, may negatively impact consumer confidence and spending causing our customers to postpone purchases. In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. In the third quarter of 2022, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Our Client segment revenue is focused on the consumer desktop and notebook PC segments, which in the third quarter of 2022 experienced a decline as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation® 5, Microsoft® XboxTM Series S and Microsoft® XboxTM Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China has banned such activities, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries have created and may continue to create their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.
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
While our employees gradually return to office, we continue to monitor our operations and public health measures implemented by governmental authorities in response to COVID-19. Although some public health measures have eased, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. It is uncertain as to when all health measures put in place to attempt to contain the spread of COVID-19 will be lifted. If there are further waves of the virus, health measures may be reimplemented and we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, lockdown measures, unavailability of COVID 19 tests, travel restrictions or illness, a reluctance or refusal to vaccinate, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. Even when COVID-19 health measures are lifted or modified, our employees’ ability or willingness to return to work may delay the return of our full workforce and the resumption of normal business operations.

COVID-19 continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. We have experienced some disruptions to parts of our supply chain as a result of COVID-19 and we adjust our supply chain requirements based on changing customer needs and demands. We have taken efforts to maintain a stable supply of materials to meet our production requirements through long-term purchase commitments and prepayment arrangements with some of our suppliers. If we are unable to procure a stable supply of equipment, materials or substrates at a reasonable cost, it could have a material adverse effect on our business. We may also assess our product schedules and roadmaps to make any adjustments that may be necessary to support remote working requirements and address the geographic and market demand shifts caused by COVID-19. If the supply of our products to customers is delayed, reduced or canceled due to disruptions encountered by our third-party manufacturers, back-end manufacturers, warehouses, partners, suppliers or vendors as a result of facility closures, border and port restrictions or closures, transportation delays, lockdown measures, labor shortages or workforce mobility limitations, it could have a material adverse effect on our business.
COVID-19 has in the short-term and may in the long-term adversely impact the global economy, creating uncertainty and potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default on payment of outstanding amounts due to us, which may have a material adverse effect on our business. Even in times of robust demand for our products, as we are currently experiencing across certain of our business segments, the worldwide economic environment remains uncertain due to COVID-19 and such demand may not be sustainable over the longer term.
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
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. AMD and companies like AMD and our vendors and customers have been increasingly subject to cybersecurity attempts. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational risks and cybersecurity attack vectors to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber threats have and may come into our network through malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyber-attacks have and may come into our IT system through the compromise of our users’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent and have and may cause a disruption to our business. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
We are currently upgrading our enterprise resource planning (ERP) system to help us manage our operations and financial reporting. The adoption of a new ERP system is a major undertaking and poses several challenges, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new system may include disruptions to business continuity, difficulty in maintaining effective internal controls, administrative and technical problems, interruptions or delays in sales processes, expenditure overruns, and data migration issues. If we do not properly address or mitigate these issues it could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Moreover, once our ERP system is upgraded, it may not operate as we expect it to and cause disruption to our operations. There are no assurances that our new ERP system will be successfully implemented and the failure to do so could have a material adverse effect on our business.
Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. For instance, we have experienced and continue to experience increased demand for our products. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, in the third quarter of 2022, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.

Excess or obsolete inventory have and may in the future result in write-downs of the value of our inventory. For example, in the third quarter of 2022, we recorded certain charges primarily for inventory, pricing and related reserves in the Gaming and Client segments. Other factors that may result in excess or obsolete inventory include, a reduction in the average selling price, or a reduction in our gross margin include: a sudden or significant decrease in demand for our products; a production or design defect in our products; a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements; a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or our competitors introducing new products or taking aggressive pricing actions.
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
These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We continuously work on simplifying our information systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyber-attacks, insider threat attacks, unauthorized system or data modifications, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business.
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

We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. In October 2019, the BIS added additional Chinese entities to the Entity List. Also, the United States administration has called for changes to domestic and foreign policy. Specifically, United States-China trade relations remain uncertain. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus or the DNR or LNR regions of Ukraine, due to the conflict in Ukraine. Further, BIS has issued new requirements that prevent us from shipping MI250 and MI250X integrated circuits to China and Russia without a license, and BIS may possibly issue new licensing requirements in the future. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business.
We may, from time to time, receive technical data from third parties that is subject to the International Traffic and Arms Regulations (ITAR), which are administered by the U.S. Department of State. EAR and ITAR govern the export and re-export of certain AMD products, including FPGAs, and the transfer of related technologies, whether in the U.S. or abroad, and the provision of services. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements. An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.
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
Customers, governments and authorities are increasingly focused on eliminating forced labor in supply chains which may increase the cost of our compliance program. For example, in June 2022, the United States Uyghur Forced Labor Prevent Act came into force prohibiting goods mined, produced or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or by certain entities, from entering the United States under the presumption of being made with forced labor. Germany’s federal procurement office, in collaboration with the Bitkom trade association, issued new supply chain labor requirements. In addition, the United Kingdom, Australia and the State of California have previously issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers have also issued expectations to eliminate these practices that may impact us. While we have a Human Rights Policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.
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
We account for certain acquisitions, including the Xilinx and Pensando acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx and Pensando acquisitions, we recorded significant goodwill and other intangible assets on our consolidated balance sheet.
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
Additionally, in connection with the acquisition of Xilinx, we entered into supplemental indentures for the Assumed Xilinx Notes pursuant to which all obligations of Xilinx under the Assumed Xilinx Notes are unconditionally guaranteed on a senior unsecured basis by us. The indentures governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.
We also have a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion (Revolving Credit Agreement). Our Revolving Credit Agreement contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). In addition, our Revolving Credit Agreement requires us to maintain a minimum consolidated interest coverage ratio at the end of each fiscal quarter. The agreements governing our notes and our Revolving Credit Agreement contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Credit Agreement. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $500 million would cause a cross default under the Revolving Credit Agreement (to the extent such default (other than the failure to repay indebtedness) would result in the acceleration of such indebtedness). The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Credit Agreement to declare all amounts outstanding under the indentures or the Revolving Credit Agreement to be immediately due and payable. If the note holders or the trustee under the indentures governing our 2.125% Notes or the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of September 24, 2022 was $2.5 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 62% for the three months ended September 24, 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

The political, legal and economic risks associated with our operations in foreign countries include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; disruption in air transportation between the United States and our overseas facilities; loss or modification of exemptions for taxes and tariffs; and compliance with United States laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus or the DNR or LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect our business, financial condition and/or operating results.
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
On August 17, 2022, we issued 209,452 shares of AMD’s common stock pursuant to an exercise in full by a commercial partner of warrants to purchase up to 297,075 shares of AMD’s common stock at an exercise price of $25.4994 per share (the Warrants). As a result, the Warrants are no longer outstanding. The commercial partner acquired the Warrants on September 19, 2019, September 30, 2019 and December 30, 2019 pursuant to a strategic arrangement with such partner. The shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933.
We also issued warrants dated September 26, 2022 to purchase 458,479 shares of our common stock to the same commercial partner pursuant to a strategic arrangement with such partner. The warrants have an exercise price of $25.4994 per share and expire on September 26, 2025. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
The following table provides information relating to our repurchase of common stock for the three months ended September 24, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In millions, except shares and per share data)
June 26, 2022 - July 30, 2022	—	$—	—	$7,407
July 31, 2022 - Aug 20, 2022	1,140,527	$97.58	1,140,527	$7,296
Aug 21, 2022 - Sept 24, 2022	5,755,445	$87.92	5,755,445	$6,790
Total	6,895,972
Equity Award Share Withholding
During the three months ended September 24, 2022, we paid $305 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3.4 million shares of common stock from employees in connection with such net share settlement at an average price of $90.45 per share. These shares may be deemed to be “issuer purchases” of shares.

 ITEM 6. EXHIBITS

*10.1	Outside Director Equity Compensation Policy, as amended and restated, dated as of August 10, 2022.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_____________________
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 2, 2022	By:	/s/ Devinder Kumar
	Name:	Devinder Kumar
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer