Form 10-K
period 2022-12-31
ADVANCED MICRO DEVICES INC
filed 2023-02-27
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 24, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $139.8 billion based on the reported closing sale price of $87.08 per share as reported on The NASDAQ Global Select Market (NASDAQ) on June 24, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,611,388,217 shares of common stock, $0.01 par value per share, as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders (2023 Proxy Statement) are incorporated into Part III hereof. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2022.

PART I
ITEM 1.     BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; and a small number of customers will continue to account for a substantial part of AMD’s revenue in the future. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
Overview
We are a global semiconductor company primarily offering:
•server microprocessors (CPUs) and graphics processing units (GPUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), and Adaptive System-on-Chip (SoC) products for data centers;
•CPUs, accelerated processing units (APUs) that integrate CPUs and GPUs, and chipsets for desktop and notebook personal computers;
•discrete GPUs, and semi-custom SoC products and development services; and
•embedded CPUs, GPUs, APUs, FPGAs, and Adaptive SoC products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.

Additional Information
AMD was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at 2485 Augustine Drive, Santa Clara, California 95054, and our telephone number is (408) 749-4000. For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 4 of our consolidated financial statements. We use a 52- or 53-week fiscal year ending on the last Saturday in December. References in this report to 2022, 2021 and 2020 refer to the fiscal year unless explicitly stated otherwise.

AMD, the AMD Arrow logo, AMD CDNA, AMD Instinct, AMD RDNA, Alveo, Artix, Athlon, CoolRunner, EPYC, FidelityFX, FirePro, FreeSync, Geode, Infinity Fabric, Kinex, Pensando, Radeon, Radeon Instinct, ROCm, Ryzen, Spartan, Threadripper, UltraScale, UltraScale+, V-Cache, Versal, Virtex, Vitis, Vivado, Xilinx, Zynq and combinations thereof are trademarks of Advanced Micro Devices, Inc.
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

Our Strategy
AMD is focused on high-performance and adaptive computing technology, software and product leadership. Our strategy is to create and deliver the world’s leading high-performance and adaptive computing products across a diverse set of markets including the data center, embedded, client and gaming. Our strategy is focused on five strategic pillars: compute technology leadership, expanding data center leadership, enabling pervasive artificial intelligence (AI), providing software platforms and developer enablement, and designing custom silicon and solutions.
We invest in high-performance CPUs for cloud infrastructure, enterprise, edge, supercomputing, and PCs. We invest in high-performance GPUs and software for markets such as gaming, compute, AI, and virtual reality (VR) and augmented reality (AR). With the acquisition of Xilinx, Inc. (XIlinx) in February 2022, our product portfolio now includes FPGAs and Adaptive SoCs used in the data center and embedded markets. Also, with the acquisition of Pensando Systems, Inc. in May 2022, we offer high-performance DPUs and next generation data center solutions.
We leverage our high-performance CPU, GPU, FPGA and DPU product portfolios to deliver solutions that are differentiated at the chip level, such as our semi-custom SoCs, Adaptive SoCs, and APUs, and at the systems level, such as PCs, embedded platforms and servers. To expand our data center presence, we now offer the industry’s strongest portfolio of data center computing solutions based on our CPUs, high-performance GPUs, DPUs, FPGAs, and Adaptive SoCs. We have a broad technology roadmap and products targeting AI training and inference spanning cloud, edge and intelligent endpoints. We achieve this through our family of CPUs, GPUs, FPGAs, and Adaptive SoCs.
We develop world-class software platforms that are used to enable our high-performance products. Our software platforms include development tools, compilers, and drivers for our CPUs, GPUs and FPGAs. We work closely with our customers to define and develop customized solutions to precisely match their requirements. We enable this by combining our broad portfolio of high-performance IP with our leadership design and packaging to deliver world-class customized solutions to our customers. We invest in innovative technology and solutions such as our custom-ready chiplet platform and AMD Infinity Architecture to maintain our leadership position as a custom-design silicon provider of choice.
Our four reportable segments are:
•the Data Center segment, which primarily includes server CPUs and GPUs, DPUs, FPGAs, and Adaptive SoC products for data centers;
•the Client segment, which primarily includes CPUs, APUs, and chipsets for desktop and notebook personal computers;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs and Adaptive SoC products.
From time to time, we may also sell or license portions of our IP portfolio.
In addition to these reportable segments, we have an All Other category, which is not a reportable segment.
Data Center Segment
Data Center Market
The Data Center segment primarily includes server CPUs, GPUs, DPUs, FPGAs, and Adaptive SoC products. We leverage our technology to address the computational and visual data processing needs in the data center market. Modern data centers require high performance, energy efficient, scalable and adaptable compute engines to meet the demand driven by the growing amount of data that needs to be stored, accessed, analyzed and managed. Different combinations of CPUs, GPUs, DPUs, FPGAs, and Adaptive SoCs enable the optimization of performance and power for a diverse set of workloads.

Data Center Products
Server CPUs. Our CPUs for server platforms currently include the AMD EPYC™ Series processors – AMD EPYC 9004 Series, AMD EPYC 7003 Series and AMD EPYC 7002 Series. Our 4th Gen AMD EPYC 9004 Series processors are built on the “Zen 4” core and are designed to deliver leadership performance and energy efficiency across multiple market segments and workloads. Our 3rd Gen AMD EPYC processors include AMD 3D V-Cache™ technology for leadership performance in technical computing workloads.
FPGAs and Adaptive SoCs. We offer a wide range of FPGAs, Adaptive SoCs and acceleration cards for the data center. Devices include the Virtex™ and Kintex™ FPGA products, as well as Zynq™, Zynq MPSoC, and Versal™ Adaptive SoC products. Our Alveo™ accelerator cards provide a platform for accelerating workloads in the data center, at the edge or the cloud. To make it accessible for developers, Alveo is available on most major OEM server platforms, as well as a growing presence across all major cloud providers who provide FPGA-as-a-Service (FaaS).
DPUs. Our P4 programmable AMD Pensando DPUs are designed to help offload data center infrastructure services from the CPU, and coupled with our comprehensive software stack, help enable cloud and enterprise customers to optimize performance for network, storage, and security services at cloud scale. Designed for minimal latency, jitter and power impact, our DPUs can help large Infrastructure as a service (IaaS) cloud providers improve hosted virtualized and bare-metal workload performance. Our DPUs power the Aruba CX 10000 top-of-rack network switch, designed to enable enterprise customers to adopt the cloud model of distributed services.
Data Center GPUs. Our AMD Instinct™ family of GPU accelerator products, including AMD Instinct MI200 Series which is based on 2nd Gen AMD CDNA architecture, and are specifically designed to address the growing demand for compute-accelerated data center workloads, including AI training and a range of supercomputing applications where the compute capabilities of GPUs provide additional performance. Combined with our AMD ROCm™ open software platform, our customers can deliver differentiated accelerated platforms to address the next-generation of computing challenges while minimizing power and space needs in the data center. Our visual cloud GPU offerings include products in the Radeon™ PRO V families. Our visual cloud data center GPUs include a range of solutions tailored towards workloads requiring remote visualization, such as Desktop-as-a-Service, Workstation-as-a-Service and Cloud Gaming. AMD Accelerated Parallel Processing or General Purpose GPU (GPGPU) refers to a set of advanced hardware and software technologies that enable our discrete GPUs, working in concert with the CPU, to accelerate computational tasks beyond traditional CPU processing by utilizing the vast number of GPU cores while working with the CPU to process information cooperatively. In addition, computing devices with heterogeneous computing features can run computationally-intensive tasks more efficiently, which we believe provides a superior application experience to the end user. Moreover, heterogeneous computing allows for the elevation of the GPU to the same level as the CPU for memory access, queuing, and execution.
Client Segment
Client Market
Our CPUs are incorporated into computing platforms, which are a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced computing platforms consisting of CPUs, chipsets and GPUs (either as discrete GPUs or integrated into an APU or SoC) that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. In addition, we believe customers also benefit from an all-AMD platform (consisting of an APU or CPU, a discrete GPU, and a chipset when needed), as we are able to optimize interoperability, provide our customers a single point of contact for the key platform components and enable them to bring the platforms to market quickly in a variety of PC and server system form factors. We currently base our CPUs and chipsets on the x86 instruction set architecture and the AMD Infinity Fabric™, which connects an on-chip memory controller and input/output (I/O) channels directly to one or more CPU cores.
Client Products
Desktop CPUs. Our CPUs for desktop platforms currently include the AMD Ryzen™ and AMD Athlon™ series processors. Our Ryzen 7000 Series desktop processors are based on “Zen 4” architecture and deliver leadership performance for gamers and content creators. Our AMD Ryzen 5000 Series desktop processor family powered by our “Zen 3” core architecture has up to 16 cores and is the first AMD Ryzen processor to feature AMD 3D V-Cache technology to improve gaming performance.

Notebook CPUs. Our mobile APUs, including AMD Ryzen and AMD Athlon mobile processors for the commercial and consumer markets, combine both high levels of performance and efficiency for notebook PCs. Our AMD Ryzen 7000 Series processors for mobile applications have up to 16 “Zen 4” architecture cores. We also offer AMD Ryzen 6000 Series mobile processors, built on “Zen 3+” architecture and AMD Ryzen 5000 Series mobile processors, which are powered with our “Zen 3” core architecture.
Commercial CPUs. We offer enterprise-class desktop and mobile PC solutions sold as AMD PRO Mobile and AMD PRO desktop processors with Radeon™ graphics for the commercial market. AMD Ryzen PRO, AMD Threadripper™ PRO and AMD Athlon PRO processors solutions are designed to provide enterprise customers with the performance, security capabilities and business features such as enhanced security and manageability, platform longevity and extended image stability. Our AMD Ryzen Threadripper PRO 5000 WX-Series processors provide full-spectrum performance across multiple workstation workloads due to the performance and efficiency of the “Zen 3” core architecture and increased processor frequencies. We also offer the AMD Ryzen PRO 7030 Series Mobile processors built on “Zen 3” core architecture.
Chipsets. We offer a full suite of chipset products to support our AMD Ryzen and Threadripper platforms, including chipsets for the AM5 socket like the X670 chipsets which support PCIe® 5.0 (fifth generation Peripheral Component Interconnect Express motherboard interface) designed for enthusiast desktop platforms. In the AM5 platform we also offer B650 chipsets to enable a broader range of solutions in the market. In the AM4 ecosystem for 5000-series processors and prior, we offer the X570, B550 and A520 chipsets for socket AM4 for 3rd Gen AMD Ryzen desktop processors and 5000 processors. In addition, we continue to offer the B450 and A320 chipsets that are combined with AMD Ryzen processors for the AM4 desktop platform for the performance and affordable mainstream platforms segments. In the High-End Desktop (HEDT) and Workstation segments, we offer the WRX80 chipsets to support the 3rd Gen Ryzen Threadripper PRO platforms offering high speed I/O and platform bandwidth.
Gaming Segment
Gaming Market
Graphics processing is a fundamental component across many of our products and can be found in an APU, GPU, SoC or a combination of a discrete GPU with one of the other foregoing products working in tandem. Our customers generally use our graphics solutions to enable or increase the speed of rendering images, to help improve image resolution and color definition. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, All-in-Ones (AIOs), professional workstations, and the data center. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. We have developed AMD RDNA™ 3, a high performing and power efficient graphics architecture, which is the foundation for next-generation PC gaming graphics. Additionally, our RDNA 2 architecture supports advanced graphics features such as ray tracing, AMD Infinity Cache™ and variable rate shading. The Sony PlayStation® 5 and Microsoft® Xbox Series S™ and X™ game consoles also feature our RDNA graphics architecture. Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dGPUs) offer high-performance graphics processing across all platforms. We leverage our core IP, including our graphics and processing technologies to develop semi-custom solutions. Here, semiconductor suppliers work alongside system designers and manufacturers to enhance the performance and overall user experience for semi-custom customers. We have used this collaborative co-development approach with many of today’s leading game console and handheld PC gaming manufacturers and can also address customer needs in many other markets. We leverage our existing IP to create a variety of products tailored to a specific customer’s needs, including complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.
Gaming Products
Semi-Custom Products. Our semi-custom products are tailored, co-developed, high-performance, customer-specific solutions based on our CPU, GPU and multi-media technologies. We work closely with our customers to define solutions to precisely match the requirements of the device or application. We developed the semi-custom SoC products that power both the Sony PlayStation 5 as well as the Microsoft Xbox Series S and X game consoles. We partnered with Valve to create a semi-custom APU optimized for handheld gaming to power the Steam Deck™.

Discrete Desktop and Notebook GPUs. Our AMD Radeon series discrete GPU processors for desktop and notebook PCs support current generation application program interfaces (APIs) like DirectX® 12 Ultimate and Vulkan®, support high-refresh rate displays using AMD FreeSync™, AMD FreeSync Premium, and AMD FreeSync Premium Pro technologies, and are designed to support VR in PC platforms. Our AMD Radeon Software expands remote gaming functionality and enables new features and customization capabilities. In addition, we also offer tools for game developers such as our AMD FidelityFX™ open-source image quality software toolkit that helps deliver improved visual quality with minimal performance overhead. FidelityFX Super Resolution (FSR) uses upscaling technologies to help boost frame rates in games. Our FSR 2.0 technology uses temporal data and optimized anti-aliasing to boost frame rates in supported games while delivering similar or better image quality than native resolution without requirement dedicated machine learning hardware.
Our AMD Radeon RX 7900 XTX and Radeon RX 7900 XT graphics cards are built on high-performance, energy-efficient AMD RDNA 3 architecture. AMD Radeon RX 7900 series chiplet design combines 5 nm and 6 nm process nodes, each optimized for specific chips in the GPU. We continue to offer AMD Radeon RX 6000 series discrete graphics, based on our RDNA2 architecture, for high-performance gaming desktops and notebooks. Our AMD Advantage Design™ Framework is a collaboration with our global PC partners, delivering high-performance gaming notebooks by combining our AMD Radeon RX series mobile graphics, AMD Software: Adrenalin Edition, AMD Ryzen series mobile processors and utilizing AMD smart technologies to provide best-in-class gaming experiences. AMD RDNA 3 gaming architecture is included in our newer AMD Radeon RX graphics cards giving process optimizations plus firmware and software enhancements and high-bandwidth, low-latency AMD Infinity Cache technology and GDDR6 memory at up to 20Gbps.
Professional GPUs. Our AMD Radeon PRO family of professional graphics products includes multi-view graphics cards and GPUs designed for integration in mobile and desktop workstations. AMD Radeon PRO graphics cards are designed for demanding use cases such as design and manufacturing for CAD, and media and entertainment for broadcast and animation pipelines. AMD Radeon PRO supports end users utilizing GPU accelerated visualization for construction, architecture and mechanical design through gaming and visualization engines on high resolution displays. Our AMD Radeon PRO W6000 series workstation graphics include AMD RDNA 2 architecture and AMD Infinity Cache and are designed to reduce latency and power consumption and to optimize design workloads, including 3D rendering, 8K video composition and color correction, complex design and engineering simulations along with image and video editing applications.
Embedded Segment
The Embedded Market
The Embedded segment primarily includes embedded CPUs, GPUs, APUs, FPGAs, and Adaptive SoC products. Embedded products address computing needs in automotive, industrial, test, measurement, emulation, medical, multimedia, aerospace, defense, communications, networking, security, and storage markets as well as thin clients, which are computers that serve as an access device on a network. Typically, our embedded products are used in applications that require varying levels of performance, where key features may include relatively low power, small form factors, and 24x7 operations. High-performance graphics are important in some embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.
Embedded Products
Embedded CPUs, APUs and GPUs. Our products for embedded platforms include AMD Embedded EPYC CPUs, AMD Embedded Ryzen V-Series APUs, CPUs and SoCs, AMD Embedded Ryzen R-Series APUs, CPUs and SoCs. Our embedded processors and GPUs are designed to support high performance and bandwidth network connectivity and security, high-performance storage requirements for enterprise and cloud infrastructure, 3D graphics performance and 4K multimedia requirements of automotive infotainment systems.

FPGAs and Adaptive SoCs. Our FPGA products are hardware-customizable devices that can be tailored to meet the specific needs of each customer, enabling them to differentiate their products and accelerate time-to-market. Our FPGA families include UltraScale+™ (based on 16 nm technology), UltraScale™ (20 nm), 7 Series (28 nm) and older series. Adaptive SoC products include the Zynq SoC and UltraScale+ Multi-Processing System on a Chip (MPSoCs) which combine FPGA technology with a heterogeneous processing system, as well as the industry’s first RFSoC architecture with integrated radio frequency (RF) data converters. The Versal portfolio is composed of software-programmable Adaptive SoCs, with a heterogeneous compute platform that combines Scalar Engines, Adaptable Engines, and Intelligent Engines to achieve dramatic performance improvements over today's fastest FPGA and accelerate applications in a wide variety of markets, including data center, wired network, 5G wireless, automotive, industrial, scientific, medical, aerospace and defense.
Development Boards, Kits and Configuration Products. We offer development kits for all our FPGA and Adaptive SoC products that include hardware, development tools, IP and reference designs that are designed to streamline and accelerate the development of domain-specific and market-specific applications.
Legacy Product Families. Prior generation high-end Virtex FPGA families include Virtex-6, Virtex-5, Virtex-4, Virtex-II Pro, Virtex-II and the original Virtex family. Prior generation low end Spartan™ FPGA families include Spartan-6, Spartan-3, the Spartan-3E and Spartan-3A, Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family. Complex Programmable Logic Devices (CPLDs) operate on the lowest end of the programmable logic density spectrum. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect. Prior generations of CPLDs include the CoolRunner™ and XC9500 product families.
Design Platforms and Services
Adaptable Platforms. We offer two types of platforms that support our customers' designs and reduce their development efforts: FPGAs and Adaptive SoCs. All devices feature adaptable hardware that enables our customers to implement customized, domain-specific architectures. With both hardware-accelerated performance and flexibility beyond what CPUs, GPUs, application-specific standard parts (ASSPs), and application-specific integrated circuits (ASICs) can offer, customers can introduce new innovations to the market quickly. FPGAs feature reconfigurable hardware as well as integrated memory, digital signal processing, analog mixed signal, high-speed serial transceivers, and networking cores coupled with advanced software for a broad range of applications in all of our end markets. Our Adaptive SoCs feature a heterogeneous processing subsystem with integrated programmable hardware fabric targeting embedded systems needing real-time control, analytics, sensor fusion, and adaptable hardware for differentiation and acceleration. Our Zynq UltraScale+ RFSoCs feature integrated high-performance RF data converters targeting wireless, radar, and cable access applications. Enabled by both hardware and software design tools and an extensive operating system, middleware, software stack, and IP ecosystem, SoC platforms target software developers as well as traditional hardware designers. Versal is the most recent addition to the silicon portfolio. Versal combines Scalar Processing Engines, Adaptable Hardware Engines, and Intelligent Engines with leading-edge memory and interfacing technologies to deliver powerful heterogeneous acceleration for any application. This product family is ideally suited to accelerate a broad set of applications in the emerging era of big data and AI. Versal hardware and software can be programmed and optimized by software developers, data scientists, and hardware developers alike, enabled by a host of tools, software, libraries, IP, middleware, and frameworks that enable industry-standard design flows.
Software Development Platform. To accommodate hardware and software designers, as well as software developers and AI scientists, we provide design tools and software stacks tailored to each user profile. Our Vivado™ ML Edition provides hardware design teams with the tools and methodology needed to program FPGAs and Adaptive SoCs. Our Vitis™ unified software platform enables the development and deployment of embedded software and accelerated applications, on our FPGAs and Adaptive SoCs. Out Vitis AI unified software platform enables the development and deployment of AI software on our FPGAs and Adaptive SoCs.
Sales and Marketing
We sell our products through our direct sales force and through independent distributors and sales representatives in both domestic and international markets. Our sales arrangements generally operate on the basis of product forecasts provided by the particular customer, but do not typically include any commitment or requirement for minimum product purchases. We primarily use product quotes, purchase orders, sales order acknowledgments and contractual agreements as evidence of our sales arrangements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products.

We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. We offer up to three-year limited warranties for certain product types, and sometimes provide other warranty periods based on negotiated terms with certain customers.
We market and sell our latest products under the AMD trademark. Our client processors include: AMD Ryzen, AMD Ryzen PRO, Ryzen Threadripper, Ryzen Threadripper PRO, AMD Athlon, AMD Athlon PRO, and AMD PRO A-Series. These products service desktop and notebook personal computers.
Our product brand for the consumer graphics market is AMD Radeon graphics, and AMD Embedded Radeon graphics is our product brand for the embedded graphics market.
Our product brand for professional graphics products are AMD Radeon PRO graphics.
Our product brands for data center graphics are Radeon Instinct, Radeon PRO V-series, and AMD Instinct accelerators for servers. We also market and sell our chipsets under AMD trademarks.
Our product brand for server microprocessors is AMD EPYC processors.
We also sell low-power versions of our AMD Athlon, as well as AMD Geode™, AMD Ryzen, AMD EPYC, AMD R-Series and G-Series processors as embedded processor solutions.
Our FPGA product brands are Virtex-6, Virtex-7, Virtex UltraScale+, Kintex-7, Kintex UltraScale, Kintex UltraScale+, Artix-7, Artix UltraScale+, Spartan-6 and Spartan-7.
Our product brands for Adaptive SoCs are Zynq-7000, Zynq UltraScale+ MPSoC, Zynq UltraScale+ RFSoCs, Versal HBM, Versal Premium, Versal Prime, Versal AI Core, Versal AI Edge, Vitis and Vivado.
Our compute and network acceleration board products are sold under the Alveo brand.
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
Customers of our chipset products consist primarily of PC OEMs, often through ODMs or other contract manufacturers, who build the OEM motherboards, as well as desktop and server motherboard manufacturers who incorporate chipsets into their channel motherboards. Our FPGA and Adaptive SOC products are sold to customers in a very wide range of markets such as Aerospace and Defense, Test and Measurement, Industrial, Automotive, Consumers, Broadcast, Communication Infrastructure and Data Center. For these products we either sell directly to our customers or through a network of distributors and OEM partners. We are also developing a network of Value Added Resellers (VARs) and Integrated Solution Vendors (ISVs) for our Alveo products.
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
One customer accounted for 16% of our consolidated net revenue for the year ended December 31, 2022. Sales to this customer consisted of sales of products from our Gaming segment. A loss of this customer would have a material adverse effect on our business.
Original Equipment Manufacturers
We focus on three types of OEM partners: multi-nationals, selected regional accounts and selected global and local system integrators, who target commercial and consumer end customers of all sizes. Large multi-nationals and regional accounts are the core of our OEM partners’ business; however, we are increasingly focused on the VAR channel which resells OEM systems to the mid-market and the small and medium business (SMB) segments. Additionally, we have increased our focus on global system integrators, which resell OEM systems, coupled with their software and services solutions into Enterprise, high performance computing (HPC) and Cloud Service Provider Customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks, PC motherboards and game consoles.
Third-Party Distributors
Our authorized channel distributors resell to sub-distributors and OEMs, ODMs, and other customers. Typically, distributors handle a wide variety of products, and may include products from other manufacturers that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide certain return rights with respect to any product that we have removed from our price book or otherwise subject to discontinuation. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited product returns.
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
Competition in Data Center Segment
In Data Center, we compete against Intel Corporation (Intel) with our FPGA, Adaptive SoC, CPU and DPU server products and NVIDIA Corporation (NVIDIA) with our CPU, GPU and DPU server products. A variety of companies provide or have developed ARM-based microprocessors and platforms. ARM-based designs are being used in the server market, which could lead to further growth and development of the ARM ecosystem.
Competition in Client Segment
The markets in which we participate are highly competitive. Our primary competitor in the supply of CPUs is Intel. A variety of companies provide or have developed ARM-based microprocessors and platforms. ARM-based designs are being used in the PC market, which could lead to further growth and development of the ARM ecosystem.

Competition in Gaming Segment
In the graphics market, our principal competitor in the supply of discrete graphics is NVIDIA who is the market share leader. Intel also manufactures and sells embedded graphics processors and integrated graphics processor (IGP) chipsets. Also, Intel has developed their own gaming-focused discrete GPUs and has entered the market. Other competitors include suppliers of discrete graphics and integrated graphics processor (IGP) chipsets. Some of our competitors are smaller companies, which may have greater flexibility to address specific market needs, but less financial resources to address the growing complexity of graphics processors and the associated research and development costs. With respect to integrated graphics, higher unit shipments of our APUs and Intel’s integrated graphics may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users at a lower cost. We are the market share leader in semi-custom game console products, where graphics performance is critical.
Competition in Embedded Segment
We expect continued competition from our primary FPGA competitors such as Intel, Lattice Semiconductor Corporation and Microsemi Corporation (Microsemi, acquired by Microchip), from ASSP vendors such as Broadcom Corporation, Marvell Technology Group, Ltd., Analog Devices, Texas Instruments Incorporated and NXP Semiconductors N.V., and from NVIDIA. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

•high-density programmable logic products characterized by FPGA-type architectures;
•high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
•ASICs and ASSPs with incremental amounts of embedded programmable logic;
•high-speed, low-density complex programmable logic devices (CPLDs);
•high-performance digital signal processing (DSP) devices;
•products with embedded processors;
•products with embedded multi-gigabit transceivers;
•discrete general-purpose GPUs targeting data center and automotive applications; and
•other new or emerging programmable logic products.
Research and Development
We focus our research and development (R&D) activities on designing and developing products. Our main area of focus is on delivering the next generation of processors (CPU and GPU), FPGAs and Adaptive SoCs, accelerators (adaptive, graphics and DPU), System on Modules (SOMs) and SmartNICs and associated software. We focus on designing new ICs with improved performance and performance-per-watt in advanced semiconductor manufacturing processes, the design of logic and interface IP, advanced packaging technologies, and heterogeneous integration technologies. We also focus on software as part of the development of our products, including design automation tools for hardware, embedded software, optimized software tools and libraries that extend the reach of our platforms to software and AI developers. Through our R&D efforts, we were able to introduce a number of new products and enhance our IP core offerings and software.
We also work with industry leaders on process technology, design tools, intellectual property, software and other industry consortia to conduct early-stage research and development. We are also actively contributing to numerous industry open-source software initiatives across a broad range of technologies. We conduct product and system research and development activities for our products in the United States with additional design and development engineering teams located in various countries who undertake specific activities at the direction of our U.S. headquarters.

Manufacturing Arrangements and Assembly and Test Facilities
Third-Party Wafer Foundry Facilities
We have foundry arrangements with Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of wafers for our HPC, FPGA and Adaptive SoC products.
We are also a party to a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF), with respect to wafer purchases for our HPC products at the 12 nm and 14 nm technology nodes.

Additionally, we purchase wafers from United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd.
Other Third-Party Manufacturers
We outsource board-level graphics product manufacturing to third-party manufacturers.
Assembly, Test, Mark and Packaging Facilities
Wafers for our products are either sorted by the foundry or delivered by the foundry to our assembly, test, mark and packaging (ATMP) partners or subcontractors located in the Asia-Pacific region who package and test our final semiconductor products. We are party to two ATMP joint ventures (collectively, the ATMP JVs) with Tongfu Microelectronics Co., Ltd. The ATMP JVs, Siliconware Precision Industries Ltd. (SPIL) and King Yuan Electronics Company (KYEC) provide ATMP services for our products.
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 31, 2022, we had approximately 8,200 patents in the United States and approximately 2,200 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 19,800 patent matters worldwide consisting of approximately 13,200 issued patents and 6,600 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business. As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. We have acquired various licenses from external parties to certain technologies that are implemented in our products, including our IP cores and devices. These licenses support our continuing ability to make and sell our products. We have also acquired licenses to certain proprietary software, open-source software, and related technologies, such as compilers, for our design tools. Continued use of such software and technology is important to the operation of the design tools upon which our customers depend.
Backlog
Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Although such orders or agreements may provide visibility into future quarters, they may not necessarily be indicative of actual sales for any succeeding period as some of these orders or agreements may be revised or canceled without penalty. With respect to our semi-custom SoC products our orders and agreements are more stringent resulting in meaningful backlog for the coming quarter.
Seasonality
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.
Human Capital
As of December 31, 2022, we had approximately 25,000 employees in our global workforce. We believe we are at our best when our culture of innovation, creative minds and people from all kinds of backgrounds work together in an engaging and open environment. Areas of focus for us include the following:
Mission, Culture, and Engagement
Our History - Founded in 1969 as a Silicon Valley start-up, the AMD journey began with dozens of employees focused on leading-edge semiconductor products. From those modest beginnings, we have grown into a global company achieving many important industry firsts along the way. Today, we develop high-performance and adaptive computing to solve some of the world’s toughest and most interesting challenges.
Our Vision - High performance and adaptive computing is transforming our lives.

Our Mission - Build great products that accelerate next-generation computing experiences. Our employees are driven by this vision and mission. Innovation occurs when creative minds and diverse perspectives from all over the world work together. This is the foundation of our unique culture and the reason why our employees are among the most engaged in our industry.
We conduct a confidential annual survey of our global workforce to measure our culture, engagement, and manager quality. The results are reviewed by our Board of Directors and acted upon by our senior leadership team and individual managers at every level. Results from our 2022 survey reported scores that continued to be among the very best for global companies in the technology industry. Our employees described our culture as inclusive, innovative, open, and respectful, and rated the quality of our managers among the top 10% of our technology industry peers.
Diversity, Belonging and Inclusion
Our diverse and inclusive workforce encourages employees to share their opinions and different perspectives. We believe that building a diverse talent pipeline, encouraging a culture of respect and belonging, and increasing inclusion of unique and underrepresented voices makes our Company stronger. Our Employee Resource Groups encourage employee engagement and play an important role in our culture. In 2022, we were recognized for the sixth consecutive year by the Human Rights Campaign Foundation as a Best Place to Work for LGBTQ+ equality and were included in Bloomberg’s Gender Equality Index for the fourth consecutive year.
We are focused on hiring and developing underrepresented groups and women leaders. We are proud to be led by a highly regarded CEO who has won many esteemed awards for her business and leadership prowess. In 2022, Dr. Lisa Su was listed among “Fortune’s Most Powerful Women”. In the last two years, she also received the “Woman Innovation Award” from the Global Semiconductor Alliance and was listed among Barron’s World’s Best CEOs and Forbes’ World’s Most Powerful Women. In addition, Dr. Su continues to support President Biden’s Council of Advisors on Science and Technology.
Total Rewards
We invest in our workforce by offering competitive salaries, incentives, and benefits to ensure that we continue to attract and retain the industry’s best and brightest. Our rewards are guided by employees’ preferences and the market for talent. We have a strong pay for performance culture that we believe drives superior results. Our employees have benefited from our robust financial results with very strong short-term and long-term incentives. Our rewards programs enabled us to attract, retain and motivate our workforce, including approximately 10,000 new AMDers who were added to the company through acquisitions and direct hiring during fiscal year 2022.
Development
We offer our employees opportunities to advance their careers at the Company and the majority of our new leaders are promoted from within. We are focused on leadership progression and encourage our employees to take advantage of new opportunities. Our manager and leadership development programs are highly rated, and we provide specialized development programs for our employees.
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
To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3.9 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that any amount in addition to what has already been accrued would not be material.

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
•Our ability to design and introduce new products in a timely manner includes the use of third-party intellectual property.
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

Legal and Regulatory Risks

•Government actions and regulations such as export regulations, tariffs, and trade protection measures may limit our ability to export our products to certain customers.
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

Merger, Acquisition and Integration Risks

•Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
•We may incur future impairments of technology license purchases.
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

Intel could also take actions that place our discrete graphics processing units (GPUs) at a competitive disadvantage, including giving one or more of our competitors in the graphics market, such as NVIDIA Corporation, preferential access to its proprietary graphics interface or other useful information or restricting access to external companies. Also, Intel has developed and released their own high-end discrete GPUs, including gaming focused discrete GPUs. We also compete with Intel in field programmable gate arrays (FPGAs) and Adaptive SoC products. Intel’s position in the microprocessor, and integrated graphics chipset markets, its introduction of competitive new products, its existing relationships with top-tier OEMs, and its aggressive marketing and pricing strategies could result in lower unit sales and lower average selling prices for our products, which could have a material adverse effect on us.

Global economic and market uncertainty may adversely impact our business and operating results.

We experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain in the second half of 2022. Uncertain global economic conditions have and may in the future adversely impact our business. Uncertainty in the worldwide economic environment or other unfavorable changes in economic conditions, such as inflation, interest rates or recession, may negatively impact consumer confidence and spending causing our customers to postpone purchases. In addition, during challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities.

The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in previous downturns, due to substantial declines in average selling prices; the cyclical nature of supply and demand imbalances in the semiconductor industry; a decline in demand for end-user products (such as PCs) that incorporate our products; and excess inventory levels.

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. In the second half of 2022, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain.

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

Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Our Client segment revenue is focused on the consumer desktop and notebook PC segments, which in the second half of 2022 experienced a decline as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of the Sony PlayStation® 5, Microsoft® XboxTM Series S and Microsoft® XboxTM Series X game console systems and next generation consoles for Sony and Microsoft, worldwide. In addition, the GPU market has at times seen elevated demand due to the application of GPU products to cryptocurrency mining. For example, our GPU revenue has been affected in part by the volatility of the cryptocurrency mining market. Demand for cryptocurrency has changed and is likely to continue to change quickly. For example, China has banned such activities, and corresponding interest in mining of such currencies are subject to significant fluctuations. Alternatively, countries have created and may continue to create their own cryptocurrencies or equivalents that could also impact interest in mining. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market, our GPU business could be materially adversely affected.

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

COVID-19 has in the short-term and may in the long-term adversely impact the global economy, creating uncertainty and potentially leading to an economic downturn. This could negatively impact consumer confidence and spending causing our customers to postpone or cancel purchases, or delay paying or default on payment of outstanding amounts due to us, which may have a material adverse effect on our business. Even in times of strong demand for our products, the worldwide economic environment remains uncertain due to COVID-19 and such demand may not be sustainable over the longer term.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, product features and capabilities (including enabling state-of-the-art visual and virtual reality (VR) experiences), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.

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

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain social, economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

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

We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and this agreement is in place through 2025. In May 2021, we entered into an amendment to the WSA, and in December 2021, we further amended these terms (the Amendment). Under the Amendment, GF will provide a minimum annual capacity allocation to us for years 2022 through 2025 and AMD has corresponding annual wafer purchase targets. If we do not meet the annual wafer purchase target for any of these years, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year. AMD and GF also have agreed to wafer pricing through 2025, and AMD was obligated in 2022 and is obligated in 2023 to pre-pay GF certain amounts for those wafers. The Amendment no longer includes any exclusivity commitments and provides us with full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. If GF fails to meet its minimum annual capacity allocation obligations, we could experience significant delays in the shipment of our products, which could have a material adverse effect on our business.

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

In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. AMD and companies like AMD and our vendors and customers have been increasingly subject to cybersecurity attempts and threats. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational risks and cybersecurity attack vectors to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber threats have and may come into our network through malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or those of a third party that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyber-attacks have and may come into our IT system through the compromise of our users’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent and have and may cause a disruption to our business. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. For instance, we have experienced and continue to experience increased demand for our products. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, in the second half of 2022, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.

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

Our ability to design and introduce new products in a timely manner includes use of third-party intellectual property.

In the design and development of new and enhanced products, we rely on third-party intellectual property such as development and testing tools for software and hardware. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame, manufacturing technology, or price point needed for our new products or fails to produce designs that meet customer demands, or laws are adopted that affect our use of third party intellectual property in certain regions or products, our business could be materially adversely affected.

We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business and products.

We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, manufacture or production of current or future products that are based on, utilized in, or support our products, or laws are adopted that result in the same, our business could be materially adversely affected.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, expand to high-growth adjacent markets, acquire new customers and strengthen relationships with existing customers, the efficiency of our supply chain will become increasingly important because many of our customers tend to have specific requirements for particular products, geographic requirements, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse effect on our business.

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

Legal and Regulatory Risks

Government actions and regulations such as export regulations, tariffs, and trade protection measures may limit our ability to export our products to certain customers.

We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and more regulations targeted to advanced computing, semiconductor manufacturing, and AI. Further, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus or the DNR or LNR regions of Ukraine, due to the conflict in Ukraine. BIS has issued new requirements that prevent us from shipping MI250 and MI250X integrated circuits to China and Russia without a license. BIS may possibly issue new licensing requirements and regulatory controls in the future. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all.

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

Our business is subject to potential tax liabilities, and exposure to greater-than-anticipated income tax liabilities as a result of changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits, any of which could affect our effective tax rates, financial condition, and results of operations.

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

From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 17 - Contingencies of the Notes to our Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.

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

Our operations and properties have in the past been and continue to be subject to various United States and foreign laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. For the manufacturing of our products, these laws and regulations require our suppliers to obtain permits for operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our suppliers’ compliance, we cannot assure you that our suppliers have been or will be at all times in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our current or former facilities or other environmental or natural resource damage. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

Certain environmental laws, including the United States Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict or, under certain circumstances, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party at three Superfund sites in Sunnyvale, California. Although we have not been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not been identified could exist at our other facilities.

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

In addition to our company, customers, governments and authorities continue to be focused on eliminating risks of forced labor in supply chains which may increase the cost of our compliance program. For example, the United States Uyghur Forced Labor Prevent Act prohibits goods mined, produced or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or by certain entities, from entering the United States under the presumption of being made with forced labor. Germany’s federal procurement office, in collaboration with the Bitkom trade association, has issued supply chain labor requirements. In addition, the United Kingdom, Australia and the State of California have enacted laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers have also issued expectations to eliminate these occurrences, if any, that may impact us. While we have a Human Rights Policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.

Merger, Acquisition and Integration Risks

Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.

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

Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of goodwill and may require us to record future goodwill impairment charges, which may have a material adverse impact on our financial position and results of operations.

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

We also have a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion (Revolving Credit Agreement). Our Revolving Credit Agreement contains various covenants which limit our ability to, among other things, incur liens and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). In addition, our Revolving Credit Agreement requires us to maintain a minimum consolidated interest coverage ratio at the end of each fiscal quarter. The agreements governing our notes and our Revolving Credit Agreement contain cross-default provisions whereby a default under certain agreements with respect to other indebtedness would result in cross defaults under the indentures or the Revolving Credit Agreement. For example, the occurrence of a default with respect to any indebtedness or any failure to repay indebtedness when due in an amount in excess of (i) $50 million would cause a cross default under the indentures (to the extent such default would result in the acceleration of such indebtedness) governing our 2.125% Convertible Senior Notes due 2026 (2.125% Notes), and (ii) $500 million would cause a cross default under the Revolving Credit Agreement (to the extent such default (other than the failure to repay indebtedness) would result in the acceleration of such indebtedness). The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under our Revolving Credit Agreement to declare all amounts outstanding under the indentures or the Revolving Credit Agreement to be immediately due and payable. If the note holders or the trustee under the indentures governing our 2.125% Notes or the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

Our total debt principal amount outstanding as of December 31, 2022 was $2.5 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 66% for the year ended December 31, 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

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

We may incur future impairments of our technology license purchases.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, we have 6 million square feet of space for research and development, engineering, administrative and warehouse use throughout the world. These facilities include 5 million square feet of leased space and 1 million square feet of owned space. Our headquarters are located in Santa Clara, California, and we have significant operations in Austin, Texas; San Jose, California; Shanghai, China; Markham, Ontario, Canada; Longmont, Colorado; Dublin, Ireland; Singapore; and Bangalore and Hyderabad, India. We also have a number of regional sales offices located in commercial centers near customers, principally in the United States, Europe, Asia and Latin America.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. On February 22, 2023, there were 5,014 registered holders of our common stock, and the closing price of our common stock was $76.61 per share as reported on NASDAQ.
Issuer Purchases of Equity Securities
In May 2021, our Board of Directors approved a stock repurchase program of up to $4 billion of our common stock (Existing Repurchase Program). In February 2022, our Board of Directors approved a new stock repurchase program in addition to the Existing Repurchase Program to purchase up to additional $8 billion of our outstanding common stock in the open market (collectively referred to as the “Repurchase Program”). We expect to fund repurchases through cash generated from operations which have been strengthened by our strong operational results. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the year ended December 31, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Repurchases during each fiscal quarter of 2022:
December 26, 2021 - March 26, 2022	15,785,806	$121.03	15,785,806	$8,327
March 27, 2022 - June 25, 2022	10,159,900	$90.58	10,159,900	$7,407
June 26, 2022 - September 24, 2022	6,895,972	$89.52	6,895,972	$6,790
September 25, 2022 - December 31, 2022	3,484,459	$71.75	3,484,459	$6,540
	36,326,137		36,326,137

Repurchases during last fiscal quarter of 2022:
September 25, 2022 - October 29, 2022	—	$—	—	$6,790
October 30, 2022 - November 26, 2022	1,455,994	$70.65	1,455,994	$6,687
November 27, 2022 - December 31, 2022	2,028,465	$72.54	2,028,465	$6,540
Total	3,484,459		3,484,459
Equity Award Share Withholding
Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During fiscal year 2022, we withheld 5 million shares as payment of withholding taxes in connection with the vesting and exercise of equity awards.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index
The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 30, 2017 through December 31, 2022. The past performance of our common stock is no indication of future performance.

	Base Period	Years Ended
Company / Index	12/30/2017	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022
Advanced Micro Devices, Inc.	100	173	449	893	1,422	630
S&P 500 Index	100	95	126	147	190	157
S&P 500 Semiconductors Index	100	93	138	193	296	185

Unregistered Sales of Equity Securities
On January 3, 2023, we issued warrants to purchase 300,260 shares of our common stock to a commercial partner pursuant to a strategic arrangement executed in 2018 with such partner. The warrants have an exercise price of $25.4994 per share and expire on January 3, 2026. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.
On February 9, 2023, we issued 27,230 shares of AMD’s common stock pursuant to an exercise in full by a commercial partner of warrants to purchase up to 42,260 shares of AMD’s common stock at an exercise price of $25.4994 per share (the Warrants). As a result, the Warrants are no longer outstanding. The commercial partner acquired the Warrants on March 30, 2020 and June 29, 2020 pursuant to a strategic arrangement with such partner. The shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements as of December 31, 2022 and December 25, 2021 and for each of the three years in the period ended December 31, 2022 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for 2022 compared to 2021, an analysis of changes in our financial condition and a discussion of our off-balance sheet arrangements. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Overview
2022 was a transformative year for AMD as we took several major steps that scaled and reshaped our business. In February 2022, we completed our strategic acquisition of Xilinx, Inc. (Xilinx) which expanded our technology and product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies and established AMD in multiple embedded markets where we have traditionally not had a significant presence. We now offer Field Programmable Gate Arrays (FPGAs), Adaptive SoCs, and Adaptive Compute Acceleration Platform (ACAP) products. With the acquisition of Xilinx, we have access to a new set of markets and customers, further strengthening and diversifying our business model. In May 2022, we expanded our data center solutions capabilities with the acquisition of Pensando Systems, Inc. (Pensando). We now offer high-performance data processing units (DPUs) and a software stack that complements our existing products. With the Xilinx and Pensando acquisitions, we are well positioned to provide the industry’s broadest set of leadership compute engines and accelerators to help enable best performance, security, flexibility and total cost of ownership for leading-edge data centers.
Our 2022 financial results reflect the strength of our diversified business model despite the challenging PC market conditions in the second half of 2022. Net revenue for 2022 was $23.6 billion, an increase of 44% compared to 2021 net revenue of $16.4 billion. The increase in net revenue was driven by a 64% increase in Data Center segment revenue primarily due to higher sales of our EPYC™ server processors, a 21% increase in Gaming segment revenue primarily due to higher semi-custom product sales, and a significant increase in Embedded segment revenue from the prior year period driven by the inclusion of Xilinx embedded product sales. This growth was partially offset by a 10% decrease in Client segment revenue primarily due to lower processor shipments driven by a weak PC market and significant inventory correction actions across the PC supply chain. Gross margin, as a percentage of net revenue for 2022, was 45%, compared to 48% in 2021. The decrease in gross margin was primarily due to amortization of intangible assets associated with the Xilinx acquisition. Operating income for 2022 was $1.3 billion compared to operating income of $3.6 billion for 2021. The decrease in operating income was primarily driven by amortization of intangible assets associated with the Xilinx acquisition. Net income for 2022 was $1.3 billion compared to $3.2 billion in the prior year. The decrease in net income was primarily driven by lower operating income.
Cash, cash equivalents and short-term investments as of December 31, 2022 were $5.9 billion, compared to $3.6 billion at the end of 2021. Our aggregate principal amount of total debt as of December 31, 2022 was $2.5 billion, compared to $313 million as of December 25, 2021.
We took several actions in 2022 to strengthen our financial position. In June 2022, we issued $1.0 billion in aggregate principal amount of senior notes, consisting of $500 million in aggregate principal amount of 3.924% Senior Notes due 2032 (3.924% Notes) and $500 million in aggregate principal amount of 4.393% Senior Notes due 2052 (4.393% Notes). The 3.924% Notes will mature on June 1, 2032 and bear interest at a rate of 3.924% per annum, and the 4.393% Notes will mature on June 1, 2052 and bear interest at a rate of 4.393% per annum. The 3.924% Notes and the 4.393% Notes are senior unsecured obligations.

We also entered into a revolving credit agreement in June 2022. The agreement provides for a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion. There were no funds drawn from this facility during the year ended December 31, 2022. In November 2022, we established a new commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3.0 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. As of December 31, 2022, we had no commercial paper outstanding.
During the twelve months ended December 31, 2022, we returned a total of $3.7 billion to shareholders through the repurchase of 36.3 million shares of common stock under our stock repurchase program. As of December 31, 2022, $6.5 billion remained available for future stock repurchases under this program. The repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
We continued executing our product technology roadmap by delivering a number of new leadership products and technologies during 2022. For Data Center, we launched our 4th Gen AMD EPYC™ processors with next-generation architecture, technology and features, and designed to deliver optimizations across market segments and applications, while helping businesses free data center resources to create additional workload processing and accelerate output. We also unveiled our 3rd Gen AMD EPYC processors with AMD 3D V-Cache technology for leadership performance in technical computing workloads. We introduced the 7 nm Versal™ ACAP VCK5000 development card designed to offer leadership AI inference performance. We announced the availability of the AMD Instinct™ ecosystem, the new AMD Instinct MI210 accelerator and ROCm™ 5 software. Together the AMD Instinct and ROCm ecosystem offers exascale-class technology to a broad base of high performance computing (HPC) and artificial intelligence (AI) customers, designed to address the demand for compute-accelerated data center workloads and reduce the time to insights and discoveries.
In the Embedded segment, we introduced the AMD Ryzen™ Embedded R2000 Series, second-generation mid-range system-on-chip processors optimized for a wide range of industrial and robotics systems, machine vision, IoT (Internet of Things) and thin-client equipment. We also introduced the Kria™ KR260 Robotics Starter Kit, the latest addition to the Kria portfolio. The kit enables rapid development of hardware-accelerated applications for robotics, machine vision and industrial communication and control.
For the Client segment, we introduced the Ryzen 7000 Series Desktop processors powered by the new “Zen 4” architecture for gamers, enthusiasts, and content creators. Along with the introduction of the Ryzen 7000 Series Desktop processors, we also unveiled the new Socket AM5 platform featuring four new chipsets. These new desktop processors are designed for gamers, enthusiasts, and content creators. We introduced AMD Ryzen 7000 Mobile processors with up to 16 “Zen 4” architecture cores. We also introduced the AMD Ryzen 6000 Series Mobile processors, built on “Zen 3+” architecture and includes AMD RDNA™ 2 architecture based on integrated graphics. We launched the AMD Ryzen 5000 C-Series processors bringing “Zen 3” architecture to premium Chrome OS devices for work and collaboration. The processors offer up to eight high performance x86 cores. For workstations, we introduced the new AMD Ryzen Threadripper™ PRO 5000 WX-Series workstation processors designed for professionals to run demanding workstation applications. We also introduced the AMD Ryzen PRO 7030 Series Mobile processors built on “Zen 3” core architecture.
In the Gaming segment, we unveiled the AMD Radeon™ RX 7900 XTX and the Radeon RX 7900 XT gaming graphics cards that are built on next-generation high performance, energy-efficient AMD RDNA™ 3 architecture. We announced new graphics cards to the AMD Radeon RX 6000 Series product line: the AMD Radeon RX 6950 XT, the AMD Radeon RX 6750 XT and the AMD Radeon RX 6650 XT. These new graphics cards are built on AMD RDNA 2 gaming architecture and GDDR6 memory at up to 18Gbps. We launched the new AMD Radeon PRO GPUs including the introduction of the AMD Radeon PRO W6400 graphics card built on AMD RDNA 2 architecture.
Although the current COVID-19 pandemic continues to impact our business operations and practices, we experienced limited disruptions during 2022. We continue to monitor our operations and public health measures implemented by governmental authorities in response to the pandemic.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, business combination, goodwill, long-lived and intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
Management believes the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Revenue Allowances. Revenue contracts with our customers include variable amounts which we evaluate under ASC 606-10-32-8 through 14 in order to determine the net amount of consideration to which we are entitled and which we recognize as revenue. We determine the net amount of consideration to which we are entitled by estimating the most likely amount of consideration we expect to receive from the customer after adjustments to the contract price for rights of return and rebates to our original equipment manufacturers (OEM) customers and rights of return, rebates and price protection on unsold merchandise to our distributor customers.
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
Business Combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing developed technology, in-process research and development, customer relationships and other identifiable intangible assets include, but are not limited to, expected future revenue growth rates and margins, future changes in technology, time to recreate customer relationships, useful lives, and discount rates.
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

Goodwill. Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed in connection with business combinations. Our reporting units are at the operating segment level. Our goodwill is contained within three reporting units: Data Center, Gaming and Embedded.

We perform our goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Significant judgment is required in estimating the fair value of our reporting units to determine if the fair values of those units exceed their carrying values and an impairment to goodwill is required when a quantitative goodwill impairment test is performed. We typically obtain the assistance of third-party valuation specialists to help in determining the fair value of our reporting units. The fair values of our reporting units are estimated using a combination of the income approach, which requires estimating the present value of expected future cash flows of a reporting unit, and the market approach, which uses financial ratios of comparable companies to arrive at an estimated value for the reporting unit. Significant estimates and assumptions used in the income approach include assessments of macroeconomic conditions, growth rates of our reporting units in the near- and long-term, expectations of our ability to execute on our roadmap and projections, and the discount rate applied to cash flows. Significant estimates used in the market approach include the identification of comparable companies for each reporting unit, the determination of an appropriate control premium that a market participant would apply to a reporting unit, and the determination of appropriate multiples to apply to a reporting unit based on adjustments and consideration of specific attributes of that reporting unit.

The most significant assumptions utilized in the determination of the estimated fair values of our reporting units are the sales and earnings growth rates (including long-term growth rates) and discount rates. Long-term growth rates are dependent on overall market growth rates, the competitive environment and inflation. As a result, long-term growth rates could be adversely impacted by a sustained deceleration in category growth or an increased competitive environment. Discount rates, which are consistent with a weighted average cost of capital that is likely to be expected by a market participant, are based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rates may be impacted by adverse changes in the macroeconomic environment, prolonged and continuing inflationary pressures, volatility in the equity and debt markets and other factors that otherwise create or exacerbate risks in our reporting units. Changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of our reporting units’ goodwill. Based on our annual impairment testing, the fair values of all of our reporting units exceeded their carrying values.
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
Through the end of 2022, we continue to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations, under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances are maintained due to a lack of sufficient sources of future taxable income.
In addition, the calculation of our tax liabilities involves addressing uncertainties in the application of complex, multi-jurisdictional tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing authorities.

Results of Operations
During the second quarter of fiscal year 2022, we changed our reporting segments to align our financial reporting with how we manage our business in strategic end markets. This is consistent with how our Chief Operating Decision Maker (CODM) assesses our financial performance and allocates resources. As a result, we report our financial performance based on the following four reportable segments: Data Center, Client, Gaming, and Embedded.
Additional information on our reportable segments is contained in Note 4 – Segment Reporting of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact these trends.
The following table provides a summary of net revenue and operating income (loss) by segment for 2022 and 2021:

	Year Ended
	December 31, 2022	December 25, 2021
	(In millions)
Net revenue:
Data Center	$6,043	$3,694
Client	6,201	6,887
Gaming	6,805	5,607
Embedded	4,552	246
Total net revenue	$23,601	$16,434
Operating income (loss):
Data Center	$1,848	$991
Client	1,190	2,088
Gaming	953	934
Embedded	2,252	44
All Other	(4,979)	(409)
Total operating income (loss)	$1,264	$3,648
Data Center
Data Center net revenue of $6 billion in 2022 increased by 64%, compared to net revenue of $3.7 billion in 2021. The increase was primarily driven by higher sales of our EPYC server processors.
Data Center operating income was $1.8 billion in 2022, compared to operating income of $991 million in 2021. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Client
Client net revenue of $6.2 billion in 2022 decreased by 10%, compared to net revenue of $6.9 billion in 2021, primarily driven by a 24% decrease in unit shipment, partially offset by a 19% increase in average selling price. The decrease in unit shipments was due to challenging PC market conditions and significant inventory correction across the PC supply chain experienced during the second half of 2022. The increase in average selling price was primarily driven by a richer mix of Ryzen mobile processor sales.
Client operating income was $1.2 billion in 2022, compared to operating income of $2.1 billion in 2021. The decrease in operating income was primarily driven by lower revenue and higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.

Gaming
Gaming net revenue of $6.8 billion in 2022 increased by 21%, compared to net revenue of $5.6 billion in 2021. The increase in net revenue was driven by higher semi-custom product sales due to higher demand for gaming console SoCs, partially offset by lower gaming graphics sales due to a decrease in unit shipments driven by soft consumer demand given weakened macroeconomic conditions experienced in the second half of 2022.
Gaming operating income was $953 million in 2022, compared to operating income of $934 million in 2021. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses. Operating expenses increased for the reasons outlined under “Expenses” below.
Embedded
Embedded net revenue of $4.6 billion in 2022 increased significantly, compared to net revenue of $246 million in 2021. The significant increase in net revenue was primarily driven by the inclusion of Xilinx embedded product revenue as a result of the acquisition of Xilinx in February 2022.
Embedded operating income was $2.3 billion in 2022, compared to operating income of $44 million in 2021. The significant increase in operating income was primarily driven by the inclusion of Xilinx embedded product revenue.
All Other
All Other operating loss of $5.0 billion in 2022 primarily consisted of $3.5 billion of amortization of acquisition-related intangibles, $1.1 billion of stock-based compensation expense, and $452 million of acquisition-related costs, which primarily include transaction costs, amortization of Xilinx inventory fair value step-up adjustment, and depreciation related to the Xilinx fixed assets fair value step-up adjustment, certain compensation charges related to the acquisitions of Xilinx and Pensando, and licensing gain. All Other operating loss of $409 million in 2021 primarily consisted of $379 million of stock-based compensation expense and $42 million of acquisition-related costs.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain consolidated statement of operations data for 2022 and 2021:

	December 31, 2022	December 25, 2021
	(In millions, except for percentages)
Net revenue	$23,601	$16,434
Cost of sales	11,550	8,505
Amortization of acquisition-related intangibles	1,448	—
Gross profit	10,603	7,929
Gross margin	45%	48%
Research and development	5,005	2,845
Marketing, general and administrative	2,336	1,448
Amortization of acquisition-related intangibles	2,100	—
Licensing gain	(102)	(12)
Interest expense	(88)	(34)
Other income, net	8	55
Income tax provision (benefit)	(122)	513
Gross Margin
Gross margin as a percentage of net revenue was 45% in 2022 compared to 48% in 2021. The decrease in gross margin was primarily due to amortization of intangible assets associated with the Xilinx acquisition.

Expenses
Research and Development Expenses
Research and development expenses of $5.0 billion in 2022 increased by $2.2 billion, or 76%, compared to $2.8 billion in 2021. The increase was primarily driven by strategic investments across all of our segments, including an increase in headcount through acquisitions and organic growth.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $2.3 billion in 2022 increased by $888 million, or 61%, compared to $1.4 billion in 2021. The increase was primarily due to an increase in headcount through acquisitions and organic growth, go-to-market activities, and acquisition-related costs.
Amortization of Acquisition-Related Intangibles
In 2022, cost of sales and operating expense included $1.4 billion and $2.1 billion, respectively, of amortization expense from intangible assets acquired as a result of the acquisitions of Xilinx and Pensando.
Licensing Gain
During 2022, we recognized $102 million of licensing gain from milestone achievement and royalty income associated with the licensed IP to the THATIC JV, our two joint ventures with Higon Information Technology Co., Ltd., a third-party Chinese entity. We recognized a licensing gain from royalty income of $12 million for the year ended December 25, 2021.
Interest Expense
Interest expense of $88 million in 2022 increased by $54 million compared to $34 million in 2021, primarily due to interest expense from the 2.95% Senior Notes due 2024 and the 2.375% Senior Notes due 2030 (together, the Assumed Xilinx Notes) and the 3.924% Notes and 4.393% Notes issued in 2022.
Other Income (Expense), net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments and foreign currency transaction gains and losses.
Other income, net was $8 million in 2022 compared to $55 million of Other income, net in 2021. The change was primarily due to a $62 million decrease in the fair value of equity investments in 2022 compared to an increase in fair value of $56 million from equity investments in 2021, partially offset by $65 million of interest income driven mainly by rising interest rates in 2022 compared to losses from conversion of our convertible debt of $7 million in 2021.
Income Tax Provision (Benefit)

We recorded an income tax benefit of $122 million in 2022 and an income tax provision of $513 million in 2021, representing effective tax rates of (10%) and 14%, respectively. The reduction in income tax expense in 2022 was primarily due to the lower pre-tax income coupled with a $261 million foreign-derived intangible income tax benefit and $241 million of research and development tax credits.
Through the end of fiscal year 2022, we continued to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of future taxable income.
International Sales
International sales as a percentage of net revenue were 66% in 2022 and 72% in 2021. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions are denominated in U.S. dollars.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of December 31, 2022, our cash, cash equivalents and short-term investments were $5.9 billion compared to $3.6 billion as of December 25, 2021. The increase in cash, cash equivalents and short-term investments was primarily driven by the $2.4 billion of cash and $1.6 billion of short-term investments acquired from the Xilinx acquisition, $1.0 billion from the debt issuance of our 3.924% Notes and 4.393% Notes, and cash flows from operations, partially offset by stock repurchases and cash paid for the acquisition of Pensando. The percentage of cash and cash equivalents held domestically was 73% as of December 31, 2022, and 91% as of December 25, 2021.
Our operating, investing and financing cash flow activities for 2022 and 2021 were as follows:

	December 31, 2022	December 25, 2021
	(In millions)
Net cash provided by (used in):
Operating activities	$3,565	$3,521
Investing activities	1,999	(686)
Financing activities	(3,264)	(1,895)
Net increase in cash and cash equivalents	$2,300	$940
Our aggregate principal debt obligations were $2.5 billion as of December 31, 2022, which consisted primarily of $1.5 billion of the Xilinx Notes assumed as part of the Xilinx acquisition and $1.0 billion of 3.924% Notes and 4.393% Notes issued during the year, compared to $313 million as of December 25, 2021, respectively. We repaid $312 million of our 7.50% Senior Notes that matured in August 2022.
On April 29, 2022, we entered into a revolving credit agreement (Revolving Credit Agreement) with Wells Fargo Bank, N.A. as administrative agent and other banks identified therein as lenders. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate principal amount of $3.0 billion. There were no funds drawn from this facility during the year ended December 31, 2022.
On November 3, 2022, we established a new commercial paper program where we may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3.0 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. As of December 31, 2022, we had no commercial paper outstanding.
As of December 31, 2022, we had unconditional purchase commitments of approximately $8.6 billion, of which $6.5 billion are in fiscal year 2023. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our Revolving Credit Facility and commercial paper program will be sufficient to fund operations, including capital expenditures and purchase commitments, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations consist primarily of cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.

Net cash provided by operating activities was $3.6 billion in 2022, primarily due to our net income of $1.3 billion in 2022, adjusted for non-cash adjustments of $4.1 billion and net cash outflows of $1.8 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.4 billion increase in inventories driven primarily by build of advanced process nodes to support the ramp of new products, a $1.1 billion increase in accounts receivable driven primarily by higher revenue in the fourth quarter of 2022 compared to the fourth quarter of 2021, and a $1.2 billion increase in prepaid expenses and other assets due primarily to prepayments under long-term supply agreements in 2022, offset by an $931 million increase in accounts payable primarily due to timing of payments to our suppliers, and a $546 million increase in accrued liabilities and other driven mainly by higher customer-related accruals.
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
Investing Activities
Net cash provided by investing activities was $2 billion in 2022, which primarily consisted of higher cash provided by maturities of short-term investments of $4.3 billion and cash acquired as part of the acquisition of Xilinx of $2.4 billion, partially offset by higher cash used for purchases of short-term investments of $2.7 billion, cash used in the acquisition of Pensando of $1.5 billion and $450 million for purchases of property and equipment.
Net cash used in investing activities was $686 million in 2021, which primarily consisted of higher cash used for purchases of short-term investments of $2.1 billion and $301 million for purchases of property and equipment, partially offset by higher cash provided by maturities of short-term investments of $1.7 billion.
Financing Activities
Net cash used in financing activities was $3.3 billion in 2022, which primarily consisted of common stock repurchases of $3.7 billion under the Repurchase Program, higher repurchases to cover tax withholding on employee equity plans of $406 million and repayment of debt of $312 million, partially offset by proceeds from the issuance of debt of $991 million and higher proceeds from the issuance of common stock under our employee equity plans of $167 million.
Net cash used in financing activities was $1.9 billion in 2021, which primarily consisted of common stock repurchases of $1.8 billion under the Repurchase Program and higher repurchases to cover tax withholding on employee equity plans of $237 million, partially offset by higher proceeds from the issuance of common stock under our employee equity plans of $104 million.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2022, our investment portfolio consisted of fixed income instruments, time deposits and commercial paper. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 50 basis-point (half percentage point) increase or decrease in interest rates compared to rates at December 31, 2022 would have affected the fair value of our cash equivalent and investment portfolio by approximately $2.9 million.
As of December 31, 2022, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities which we believe involve a higher degree of risk. As of December 31, 2022, substantially all of our investments in debt securities were A-rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
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
The following table provides information about our foreign currency forward contracts as of December 31, 2022 and December 25, 2021. All of our foreign currency forward contracts mature within 18 months.

	December 31, 2022			December 25, 2021
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Chinese Renminbi	$599	6.7848	$(3)	$360	6.5693	$6
Canadian Dollar	607	1.3137	(16)	416	1.2646	(6)
Indian Rupee	516	82.1493	(9)	162	77.3309	1
Taiwan Dollar	207	29.1231	(4)	122	27.2725	(1)
Singapore Dollar	259	1.3600	4	71	1.3489	—
Euro	142	0.9334	1	47	0.8444	(2)
Pound Sterling	88	0.8204	(1)	6	0.7317	—
Japanese Yen	2	133.7593	—	1	114.3214	—
Australian Dollar	1	1.4689	—	—	1.3809	—
Total	$2,421		$(28)	$1,185		$(2)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions, except per share amounts)
Net revenue	$23,601	$16,434	$9,763
Cost of sales	11,550	8,505	5,416
Amortization of acquisition-related intangibles	1,448	—	—
Total cost of sales	12,998	8,505	5,416
Gross profit	10,603	7,929	4,347

Research and development	5,005	2,845	1,983
Marketing, general and administrative	2,336	1,448	995
Amortization of acquisition-related intangibles	2,100	—	—
Licensing gain	(102)	(12)	—
Operating income	1,264	3,648	1,369

Interest expense	(88)	(34)	(47)
Other income (expense), net	8	55	(47)
Income before income taxes and equity income	1,184	3,669	1,275

Income tax provision (benefit)	(122)	513	(1,210)
Equity income in investee	14	6	5
Net income	$1,320	$3,162	$2,490

Earnings per share
Basic	$0.85	$2.61	$2.10
Diluted	$0.84	$2.57	$2.06
Shares used in per share calculation
Basic	1,561	1,213	1,184
Diluted	1,571	1,229	1,207
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Net income	$1,320	$3,162	$2,490
Other comprehensive income (loss)
Net change in unrealized gains (losses) on cash flow hedges	(38)	(20)	17
Total comprehensive income	$1,282	$3,142	$2,507
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 25, 2021
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,835	$2,535
Short-term investments	1,020	1,073
Accounts receivable, net	4,126	2,706
Inventories	3,771	1,955
Receivables from related parties	2	2
Prepaid expenses and other current assets	1,265	312
Total current assets	15,019	8,583
Property and equipment, net	1,513	702
Operating lease right-of-use assets	460	367
Goodwill	24,177	289
Acquisition-related intangibles	24,118	—
Investment: equity method	83	69
Deferred tax assets	58	931
Other non-current assets	2,152	1,478
Total assets	$67,580	$12,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,493	$1,321
Payables to related parties	463	85
Accrued liabilities	3,077	2,424
Current portion of long-term debt, net	—	312
Other current liabilities	336	98
Total current liabilities	6,369	4,240
Long-term debt, net of current portion	2,467	1
Long-term operating lease liabilities	396	348
Deferred tax liabilities	1,934	12
Other long-term liabilities	1,664	321
Commitments and Contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,645 and 1,232; shares outstanding: 1,612 and 1,207	16	12
Additional paid-in capital	58,005	11,069
Treasury stock, at cost (shares held: 33 and 25)	(3,099)	(2,130)
Accumulated deficit	(131)	(1,451)
Accumulated other comprehensive loss	(41)	(3)
Total stockholders’ equity	54,750	7,497
Total liabilities and stockholders’ equity	$67,580	$12,419
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$12	$12	$12
Issuance of common stock as consideration for acquisition	4	—	—
Balance, end of period	$16	$12	$12
Additional paid-in capital
Balance, beginning of period	$11,069	$10,544	$9,963
Common stock issued under employee equity plans	167	104	85
Stock-based compensation	1,080	379	274
Issuance of common stock to settle convertible debt	—	25	217
Issuance of common stock as consideration for acquisition	45,372	—	—
Fair value of replacement share-based awards related to acquisition	275	—	—
Issuance of common stock warrants	42	17	5
Balance, end of period	$58,005	$11,069	$10,544
Treasury stock
Balance, beginning of period	$(2,130)	$(131)	$(53)
Repurchases of common stock	(3,702)	(1,762)	—
Reissuance of treasury stock as consideration for acquisition	3,138	—	—
Common stock repurchases for tax withholding on employee equity plans	(405)	(237)	(78)
Balance, end of period	$(3,099)	$(2,130)	$(131)

Accumulated deficit
Balance, beginning of period	$(1,451)	$(4,605)	$(7,095)
Cumulative effect of adoption of accounting standard	—	(8)	—
Net income	1,320	3,162	2,490
Balance, end of period	$(131)	$(1,451)	$(4,605)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(3)	$17	$—
Other comprehensive income (loss)	(38)	(20)	17
Balance, end of period	$(41)	$(3)	$17

Total stockholders' equity	$54,750	$7,497	$5,837
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Cash flows from operating activities:
Net income	$1,320	$3,162	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,174	407	312
Stock-based compensation	1,081	379	274
Amortization of debt discount and issuance costs	—	5	14
Amortization of operating lease right-of-use assets	88	56	42
Amortization of inventory fair value adjustment	189	—	—
Loss on debt redemption, repurchase and conversion	—	7	54
Loss on sale or disposal of property and equipment	16	34	33
Deferred income taxes	(1,505)	308	(1,223)
(Gains) losses on equity investments, net	62	(56)	(2)
Other	(14)	(7)	8
Changes in operating assets and liabilities:
Accounts receivable, net	(1,091)	(640)	(219)
Inventories	(1,401)	(556)	(417)
Receivables from related parties	(13)	8	10
Prepaid expenses and other assets	(1,197)	(920)	(231)
Payables to related parties	379	7	(135)
Accounts payable	931	801	(513)
Accrued liabilities and other	546	526	574
Net cash provided by operating activities	3,565	3,521	1,071
Cash flows from investing activities:
Purchases of property and equipment	(450)	(301)	(294)
Purchases of short-term investments	(2,667)	(2,056)	(850)
Proceeds from maturity of short-term investments	4,310	1,678	192
Cash received from acquisition of Xilinx	2,366	—	—
Acquisition of Pensando, net of cash acquired	(1,544)	—	—
Other	(16)	(7)	—
Net cash provided by (used in) investing activities	1,999	(686)	(952)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	991	—	200
Repayment of debt	(312)	—	(200)
Proceeds from sales of common stock through employee equity plans	167	104	85
Repurchases of common stock	(3,702)	(1,762)	—
Common stock repurchases for tax withholding on employee equity plans	(406)	(237)	(78)
Other	(2)	—	(1)
Net cash (used in) provided by financing activities	(3,264)	(1,895)	6
Net increase in cash and cash equivalents	2,300	940	125
Cash and cash equivalents at beginning of year	2,535	1,595	1,470
Cash and cash equivalents at end of year	$4,835	$2,535	$1,595

Advanced Micro Devices, Inc. Consolidated Statements of Cash Flows
	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$85	$25	$31
Income taxes, net of refund	$685	$35	$8
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$157	$72	$31
Issuance of common stock to settle convertible debt	$—	$25	$217
Issuance of common stock and treasury stock for the acquisition of Xilinx	$48,514	$—	$—
Fair value of replacement share-based awards related to acquisition of Xilinx	$275	$—	$—
Transfer of assets for the acquisition of property and equipment	$13	$37	$111
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$115	$227	$45

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
On February 14, 2022 (the Xilinx Acquisition Date), the Company completed the acquisition of Xilinx, Inc. (Xilinx). On May 26, 2022 (the Pensando Acquisition Date), the Company completed the acquisition of Pensando Systems, Inc. (Pensando). See Note 5 - Business Combinations for additional information on these acquisitions.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Fiscal Year. The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2022, 2021 and 2020 ended on December 31, 2022, December 25, 2021 and December 26, 2020, respectively. Fiscal 2022 consisted of 53 weeks, and fiscal 2021 and 2020 each consisted of 52 weeks.
Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts and transactions have been eliminated.
Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation of goodwill and long-lived and intangible assets, and income taxes.
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
Custom products
Custom products which are associated with the Company’s Gaming segment (semi-custom products), sold under non-cancellable purchases orders, for which the Company has an enforceable right to payment, and which have no alternative use to the Company at contract inception, are recognized as revenue, over the time of production of the products by the Company. The Company utilizes a cost-based input method, calculated as cost incurred plus estimated margin, to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. The Company believes that a cost-based input method is the most appropriate manner to measure how the Company satisfies its performance obligations to customers because the effort and costs incurred best depict the Company’s satisfaction of its performance obligation.
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

Business Combinations
The Company is required to use the acquisition method of accounting for business combinations. The acquisition method of accounting requires the Company to allocate the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future revenue growth rates and margins, future changes in technology, time to recreate customer relationships, useful lives, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.
Goodwill
The Company performs its goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment.
The Company has the option to first perform qualitative testing to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not proceed to perform a quantitative impairment test.
If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying value or elects to bypass the qualitative test, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. The Company’s quantitative impairment analysis uses a combination of the income approach, which requires estimates of the present value of expected future cash flows of a reporting unit, and the market approach, which uses financial ratios of comparable companies to arrive at an estimated value for the reporting units. Significant estimates and assumptions used in the income approach include assessments of macroeconomic conditions, growth rates of reporting units in the near- and long-term, expectations of the Company’s ability to execute on roadmaps and projections, and the discount rate applied to cash flows. Significant estimates used in the market approach include the identification of comparable companies for each reporting unit, and the determination of the appropriate multiples to apply to a reporting unit based on adjustments and consideration of specific attributes of that reporting unit. If a reporting unit’s fair value is determined to be less than its carrying value, a goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
Long-Lived and Intangible Assets
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

Cash Equivalents
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
Investments
Available for Sale Debt Securities. The Company classifies its investments in debt securities at the date of acquisition as available-for-sale. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Classification of available-for-sale debt securities as current or non-current is based on the Company’s intent and belief in its ability to sell these securities and use the proceeds from sale in operations within 12 months.
Non-marketable Securities. The Company’s investments in non-marketable securities of privately-held companies are accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. The Company's periodic assessment of impairment is made by considering available evidence, including the investee’s general market and industry conditions and product development status. The Company also assesses the investee’s ability to meet business milestones, its financial condition, and near-term prospects, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee.
Fair Value Measurements
The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for non-marketable equity investments in privately-held companies, which are generally accounted for under the measurement alternative.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of one to 15 years for equipment, 34 to 44 years for buildings, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.
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
Foreign Currency Translation/Transactions
The functional currency of the majority of the Company’s foreign subsidiaries is the U.S. dollar. For certain foreign subsidiaries where the local currency is the functional currency, assets and liabilities are translated from foreign currencies into U.S. dollars. Gains or losses arising from translation of foreign currency denominated assets and liabilities (i.e., cumulative translation adjustment) are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
Marketing and Advertising Expenses
Advertising costs are expensed as incurred. In addition, the Company’s marketing and advertising expenses include certain cooperative advertising funding obligations under customer incentive programs, which costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue. Total marketing and advertising expenses for 2022, 2021 and 2020 were approximately $683 million, $578 million and $314 million, respectively.

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
Global Intangible Low-Taxed Income (GILTI). In 2022, the Company elected to change its method of accounting for the United States GILTI tax from recording the tax impact in the period it is incurred to recognizing deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years. The change is considered preferable based on the Company’s facts and circumstances as it provides better and more timely information of expected future income tax liabilities arising from temporary tax differences primarily associated with the Xilinx acquisition. As a result of the acquisition, the Company recorded $27.3 billion of identified intangible assets (refer to Note 5 - Business Combinations), of which $16.9 billion are related to foreign operations which will be amortized to income from operations over the assets’ estimated useful lives, but for which the Company will not receive a tax deduction under GILTI. This accounting policy change resulted in the recording of $857 million of deferred tax liabilities in connection with the Xilinx acquisition as disclosed in Note 14 - Income Taxes. In addition, for the year ended December 31, 2022, it resulted in a decrease in the income tax provision with a corresponding increase to net income of $296 million and an increase in basic and diluted earnings per share of $0.19, as compared to the computation under the previous accounting policy. This accounting policy change had no material impact on the Company’s historical consolidated financial statements.

Accrued Interest on Unrecognized Tax Benefits. Prior to 2022, the Company reported any interest expense related to unrecognized tax benefits as a component of Interest expense and reported any related penalties as a component of Income tax provision (benefit). In 2022, the Company elected to change its method of accounting for tax interest expense from Interest expense to the Income tax provision (benefit) line in the Consolidated Statements of Operations. This change in classification is considered preferable as it i) better aligns classification of tax interest with the substance of the underlying tax positions, which are managed inclusive of interest, ii) allows for greater visibility to the cost of the Company’s debt and other financing activities, and iii) better aligns with common industry practice and provides increased comparability. This accounting policy change resulted in a decrease in Interest expense and corresponding increase to i) Income before income taxes and equity income and ii) Income tax provision (benefit) as reported on the Consolidated Statements of Operations of $11 million in 2022. This accounting policy change had an immaterial effect on the Consolidated Statements of Operations in 2021 and 2020, and the Company did not revise its previously issued consolidated financial statements for these fiscal years. This accounting policy change had no impact to net income or basic and diluted earnings per share, or to financial statements besides the Consolidated Statements of Operations, for any period, as compared to the computation under the previous accounting policy.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of December 31, 2022 and December 25, 2021, Accounts receivable, net included unbilled accounts receivable of $1.1 billion and $329 million, respectively. Unbilled accounts receivables primarily represent work completed for development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	December 31, 2022	December 25, 2021
	(In millions)
Raw materials	$231	$82
Work in process	2,648	1,676
Finished goods	892	197
Total inventories	$3,771	$1,955

Property and Equipment, net	December 31, 2022	December 25, 2021
	(In millions)
Land	$120	$—
Building and leasehold improvements	594	206
Equipment	2,163	1,534
Construction in progress	143	96
Property and equipment, gross	3,020	1,836
Accumulated depreciation	(1,507)	(1,134)
Total property and equipment, net	$1,513	$702
Depreciation expense for 2022, 2021 and 2020 was $439 million, $296 million and $217 million, respectively.

Other Non-current Assets	December 31, 2022	December 25, 2021
	(In millions)
Prepaid long-term supply agreements	$1,252	$916
Software and technology licenses, net	362	323
Other	538	239
Total other non-current assets	$2,152	$1,478
Prepaid long-term supply agreements relate to payments made to vendors to secure long-term supply capacity.

Accrued Liabilities	December 31, 2022	December 25, 2021
	(In millions)
Accrued marketing programs	$876	$933
Accrued compensation and benefits	701	705
Customer program liabilities	859	314
Other accrued and current liabilities	641	472
Total accrued liabilities	$3,077	$2,424
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of December 31, 2022, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $247 million, of which $213 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 24%, 23% and 18% of the Company’s revenue in 2022, 2021 and 2020, respectively.
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
The Company’s four reportable segments are:
•the Data Center segment, which primarily includes server CPUs and GPUs, DPUs, FPGAs and Adaptive SoC products for data centers;
•the Client segment, which primarily includes CPUs, accelerated processing units that integrate microprocessors and GPUs (APUs), and chipsets for desktop and notebook personal computers;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs and GPUs, FPGAs, and Adaptive SoC products.
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

The following table provides a summary of net revenue and operating income (loss) by segment for 2022, 2021 and 2020.

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Net revenue:
Data Center	$6,043	$3,694	$1,685
Client	6,201	6,887	5,189
Gaming	6,805	5,607	2,746
Embedded	4,552	246	143
Total net revenue	$23,601	$16,434	$9,763
Operating income (loss):
Data Center	$1,848	$991	$198
Client	1,190	2,088	1,608
Gaming	953	934	(138)
Embedded	2,252	44	(11)
All Other	(4,979)	(409)	(288)
Total operating income (loss)	$1,264	$3,648	$1,369
The following table provides items included in All Other category:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Operating loss:
Stock-based compensation expense	$1,081	$379	$274
Acquisition-related costs	452	42	14
Amortization of acquisition-related intangibles	3,548	—	—
Licensing gain	(102)	(12)	—
Total operating loss	$4,979	$409	$288
The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.
The following table summarizes sales to external customers by geographic regions based on billing location of the customer:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
United States	$8,049	$4,656	$2,294
China (including Hong Kong)	5,207	4,096	2,329
Japan	4,177	2,381	1,033
Europe	1,773	1,249	1,108
Taiwan	2,369	2,091	1,187
Singapore	1,380	1,389	1,096
Other countries	646	572	716
Total sales to external customers	$23,601	$16,434	$9,763

The following table summarizes sales to major customers that accounted for at least 10% of the Company’s consolidated net revenue for the respective years:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Customer A	16%	14%	*
Customer B	*	11%	*

*	Less than 10%
Sales to customers A and B consisted of sales of products from the Gaming and Client segments, respectively.
The following table summarizes Property and equipment, net by geographic areas:

	December 31, 2022	December 25, 2021
	(In millions)
United States	$1,102	$486
Canada	80	105
China	42	35
Singapore	132	35
India	67	11
Ireland	48	—
Other countries	42	30
Total property and equipment, net	$1,513	$702
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
1.The fair value of developed technology was determined using the income approach, specifically the multi-period excess earnings method.
2.Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically the with and without method.
3.Customer backlog represents the fair value of non-cancellable customer contract orders using the income approach, specifically the multi-period excess earnings method.
4.Product trademarks primarily relate to the Pensando product-related trademarks, and the fair value was determined by applying the income approach, specifically the relief from royalty method.
5.The fair value of IPR&D was determined using the income approach, specifically the multi-period excess earnings method.
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
From the Pensando Acquisition Date to December 31, 2022, the Consolidated Statements of Operations include immaterial revenue and operating results attributable to Pensando, which are reported under the Data Center segment.
In 2022, Pensando acquisition-related costs of $102 million was recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the acquisition.
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
The financial results of Xilinx are included in the Company’s consolidated financial statements from the Xilinx Acquisition Date to December 31, 2022 and are reported under the Embedded and Data Center segments.

The purchase consideration was allocated as follows:

(In millions)
Cash and cash equivalents	$2,366
Short-term investments	1,582
Accounts receivable	299
Inventories	539
Prepaid expenses and other current assets	61
Property and equipment	692
Operating lease right-of-use assets	61
Acquisition-related intangibles	27,308
Deferred tax assets	15
Other non-current assets	418
Total Assets	33,341
Accounts payable	116
Accrued liabilities	634
Other current liabilities	185
Long-term debt	1,474
Long-term operating lease liabilities	45
Deferred tax liabilities	4,346
Other long-term liabilities	532
Total Liabilities	7,332
Fair value of net assets acquired	26,009
Goodwill	22,784
Total purchase consideration	$48,793
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management.
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
1.The fair value of developed technology was determined using the income approach, specifically, the multi-period excess earnings method.
2.Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically the with and without method.

3.Customer backlog represents the fair value of non-cancellable customer contract orders using the income approach, specifically the multi-period excess earnings method.
4.Corporate trade name and product trademarks primarily relate to the Xilinx brand and product-related trademarks, respectively, and the fair values were determined by applying the income approach, specifically the relief from royalty method.
5.The fair value of IPR&D was determined using the income approach, specifically the multi-period excess earnings method.
The fair value of the identified intangible assets subject to amortization are amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.
IPR&D consists of projects that have not yet reached technological feasibility as of the acquisition date. Accordingly, the Company recorded an indefinite-lived intangible asset of $970 million for the fair value of these projects, which will initially not be amortized. Instead, these projects are tested for impairment annually and whenever events or changes in circumstances indicate that these projects may be impaired. Once the project reaches technological feasibility, the Company will begin to amortize the intangible assets over their estimated useful life.
The Company also assumed unvested restricted stock units with estimated fair value of $1.2 billion, of which $275 million was included as a component of the purchase consideration and $951 million will be recognized as expense subsequent to the acquisition.
The Consolidated Statements of Operations include the following revenue and operating income attributable to Xilinx in 2022:

2022
(In millions)
Net revenue	$4,612
Operating income	$2,247
Operating income attributable to Xilinx recorded under the Embedded and Data Center segments does not include $4.2 billion of amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs, which are recorded under the “All Other” segment.
In 2022, Xilinx acquisition-related costs of $350 million were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges. The Company may incur additional acquisition-related costs in the future related to the Xilinx acquisition.
Supplemental Unaudited Pro Forma Information
Following are the supplemental consolidated financial results of the Company, Xilinx and Pensando on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2021 (i.e., December 27, 2020).

	December 31, 2022	December 25, 2021
	(in millions)
Net revenue	$24,117	$20,150
Net income	$2,311	$8

The Company’s fiscal year ends on the last Saturday in December of each year, Xilinx’s fiscal year ended on the Saturday nearest March 31 of each year and Pensando’s fiscal year ended on January 31 of each year. The unaudited pro forma information above is presented on the basis of the Company’s fiscal year and combines the historical results of the fiscal periods of the Company with the following historical results of Xilinx and Pensando: the twelve months ended December 31, 2022 includes Xilinx results for the twelve-month period beginning January 2, 2022 through December 31, 2022 and Pensando results for the twelve-month period beginning January 1, 2022 through December 31, 2022; and the twelve months ended December 25, 2021 includes Xilinx results for the twelve months ended January 1, 2022 and Pensando results for the twelve months ended December 31, 2021.
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Xilinx and Pensando acquisitions were completed at the beginning of fiscal year 2021 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets, fixed asset depreciation expense and expense from assumed stock-based compensation awards. The pro forma results also include amortization expense of acquired Xilinx inventory fair value step-up of $184 million in fiscal year 2021 and no Xilinx inventory fair value step-up expense in fiscal year 2022.
NOTE 6 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
Acquisition-related intangibles as of December 31, 2022 were as follows:

	Weighted-average Remaining Useful Life	December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Developed technology	15 years	$12,360	$(738)	$11,622
Customer relationships	13 years	12,324	(1,973)	10,351
Customer backlog	1 month	809	(712)	97
Corporate trade name	1 month	65	(57)	8
Product trademarks	11 years	914	(68)	846
Identified intangible assets subject to amortization		26,472	(3,548)	22,924
IPR&D not subject to amortization	N/A	1,194	—	1,194
Total acquisition-related intangible assets		$27,666	$(3,548)	$24,118
Acquisition-related intangible asset balance as of December 25, 2021 was not material.
Acquisition-related intangible amortization expense was $3.5 billion in fiscal year 2022.
Based on the carrying value of acquisition-related intangibles recorded as of December 31, 2022, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
2023	$2,804
2024	2,286
2025	2,061
2026	1,951
2027	1,844
2028 and thereafter	11,978
Total	$22,924

Goodwill
In the second quarter of fiscal year 2022, the Company reassigned goodwill balances among the updated reportable segments to reflect changes in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed.
The carrying amount of goodwill as of December 31, 2022 and December 25, 2021 was $24.2 billion and $289 million, respectively, and was assigned to reporting units within the following reportable segments:

	December 25, 2021	Acquisitions	Adjustments and Reassignment due to segment change	December 31, 2022
	(In millions)
Reportable segments before segment change:
Enterprise, Embedded and Semi-Custom	$289	$—	$(289)	$—
Xilinx	—	22,794	(22,794)	—
Reportable segments after segment change:
Data Center	—	1,094	1,790	2,884
Gaming	—	—	238	238
Embedded	—	—	21,055	21,055
Total	$289	$23,888	$—	$24,177
During the fourth quarter of fiscal years 2022 and 2021, the Company conducted its annual impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.
NOTE 7 – Related Parties—Equity Joint Ventures
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
The Company’s purchases from the ATMP JV during 2022 and 2021 amounted to $1.7 billion and $1.1 billion, respectively. As of December 31, 2022 and December 25, 2021, the amounts payable to the ATMP JV were $463 million and $85 million, respectively, and are included in Payables to related parties on the Company’s consolidated balance sheets. The Company’s resales to the ATMP JV during 2022 and 2021 amounted to $15 million and $28 million, respectively. As of December 31, 2022 and December 25, 2021, the Company had receivables from ATMP JV of $2 million for each year, included in Receivables from related parties on the Company’s consolidated balance sheets.
During 2022, 2021 and 2020, the Company recorded gains of $14 million, $6 million and $5 million in Equity income in investee on its consolidated statement of operations, respectively. As of December 31, 2022 and December 25, 2021, the carrying value of the Company’s investment in the ATMP JV was approximately $83 million and $69 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of December 31, 2022 and December 25, 2021, the carrying value of the investment was zero.

In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During 2022 and 2021, the Company recognized $102 million in licensing gain from a milestone achievement and royalty income and $12 million of licensing gain from royalty income under the agreement, respectively. As of December 31, 2022 and December 25, 2021, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 8 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of December 31, 2022 and December 25, 2021 consisted of:

	December 31, 2022	December 25, 2021
	(In millions)
7.50% Senior Notes Due August 2022 (7.50% Notes)	$—	$312
2.950% Senior Notes Due 2024 (Xilinx 2024 Notes)	750	—
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	1	1
2.375% Senior Notes Due 2030 (Xilinx 2030 Notes)	750	—
3.924% Senior Notes Due 2032 (3.924% Notes)	500	—
4.393% Senior Notes Due 2052 (4.393% Notes)	500	—
Total debt (principal amount)	2,501	313
Unamortized debt discount and issuance costs	(34)	—
Total debt (net)	2,467	313
Less: current portion of long-term debt	—	(312)
Total long-term debt	$2,467	$1
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
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
On June 9, 2022, the Company issued $1.0 billion in aggregate principal amount of 3.924% Notes and 4.393% Notes. The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2022. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee. As of December 31, 2022, the outstanding aggregate principal amount of the 3.924% Notes and 4.393% Notes was $1.0 billion.

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
2.125% Notes
During 2022, activity on the 2.125% Notes was immaterial.
7.50% Senior Notes Due 2022
On August 15, 2012, the Company issued $500 million of its 7.50% Senior Notes due 2022 (7.50% Notes). These notes matured on August 15, 2022.
Future Payments on Total Debt
As of December 31, 2022, the Company’s future debt payment obligations were as follows:

Term Debt (Principal only)
Year	(In millions)
2023	$—
2024	750
2025	—
2026	1
2027	—
2028 and thereafter	1,750
Total	$2,501
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
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of December 31, 2022, the Company was in compliance with these covenants.
As of December 31, 2022, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for payment of expenses in connection with working capital and general corporate expenses.

Commercial Paper
On November 3, 2022, the Company established a new commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. As of December 31, 2022, the Company had no commercial paper outstanding.
NOTE 9 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	December 31, 2022			December 25, 2021
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$3,017	$—	$3,017	$4	$—	$4
Commercial paper	—	224	224	—	45	45
Time deposits and certificates of deposits	—	159	159	—	—	—
Short-term investments
Commercial paper	—	441	441	—	880	880
Time deposits and certificates of deposits	—	—	—	—	193	193
Asset-backed and mortgage-backed securities	—	39	39	—	—	—
U.S. Treasury and agency securities	466	—	466	—	—	—
Foreign government and agency securities	—	74	74	—	—	—
Other non-current assets
Time deposits and certificates of deposits	—	9	9	—	—	—
Equity investments	8	—	8	66	—	66
Deferred compensation plan investments	90	—	90	72	—	72
Total assets measured at fair value	$3,581	$945	$4,526	$142	$1,118	$1,260
The Company did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2022 or December 25, 2021.
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	December 31, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Asset-backed and mortgage-backed securities	$42	$—	$(3)	$39
Commercial paper	669	—	(4)	665
Money market funds	3,017	—	—	3,017
Time deposits and certificates of deposits	159	—		159
U.S. Treasury and agency securities	471	—	(5)	466
Foreign government and agency securities	74	—	—	74
	$4,432	$—	$(12)	$4,420
As of December 31, 2022, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of investments classified as available-for-sale are as follows:

	December 31, 2022		December 25, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$1,224	$1,218	$1,118	$1,118
Due in 1 year through 5 years	159	156	—	—
Due in 5 years and later	41	38	—	—
	$1,424	$1,412	$1,118	$1,118
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	December 31, 2022		December 25, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Current portion of long-term debt, net	$—	$—	$312	$326
Long-term debt, net of current portion	2,467	2,281	1	15
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2022, the Company had non-marketable securities in privately-held companies of $137 million. The balance of non-marketable securities in privately-held companies as of December 25, 2021 was not material.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of December 31, 2022 and December 25, 2021, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $1.9 billion and $894 million, respectively. The fair value of these contracts, recorded as a liability, was $27 million as of December 31, 2022. The fair value of these contracts as of December 25, 2021 was not material.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of December 31, 2022 and December 25, 2021, the notional value of these outstanding contracts was $485 million and $291 million, respectively. The fair value of these contracts was not material as of December 31, 2022 and December 25, 2021.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category in the Consolidated Statement of Cash Flows as the cash flows of the related items.

NOTE 10 – Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in time deposits, available-for-sale debt securities and trade receivables.
The Company places its investments with high credit quality financial institutions. At the time an investment is made, investments in commercial paper of industrial firms and financial institutions are rated A1, P1, F1 or better. The Company invests in bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. One customer accounted for approximately 18% of the total consolidated accounts receivable balance as of December 31, 2022. Two customers each accounted for approximately 20% and 15% of the total consolidated accounts receivable balance as of December 25, 2021. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience and review of their current credit quality.
The Company is exposed to credit losses from nonperformance by counterparties on foreign currency hedge contracts. These counterparties are large global institutions, and to date, no such counterparty has failed to meet its financial obligations to the Company.
NOTE 11 – Earnings Per Share
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
The following table sets forth the components of basic and diluted earnings per share:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$1,320	$3,162	$2,490
Effect of potentially dilutive shares:
Interest expense related to the 2.125% Notes	—	—	1
Net income for diluted earnings per share	$1,320	$3,162	$2,491
Denominator
Basic weighted-average shares	1,561	1,213	1,184
Effect of potentially dilutive shares:
Employee equity plans and warrants	10	16	20
2.125% Notes	—	—	3
Diluted weighted-average shares	1,571	1,229	1,207
Earnings per share:
Basic	$0.85	$2.61	$2.10
Diluted	$0.84	$2.57	$2.06
Potential shares from employee equity plans and the impact from the conversion of the 2.125% Notes up to the conversion date, totaling 16 million and 2 million shares for 2022 and 2021, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 12 – Common Stock and Stock-Based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Balance, beginning of period	1,207	1,211	1,170
Common stock issued in the acquisition of Xilinx	429	—	—
Common stock issued under employee equity plans	17	12	14
Repurchases of common stock	(36)	(17)	—
Common stock repurchases for tax withholding on equity awards	(5)	(2)	(1)
Issuance of common stock to settle convertible debt	—	3	28
Balance, end of period	1,612	1,207	1,211
Stock Repurchase Program
In May 2021, the Company’s Board of Directors approved a stock repurchase program authorizing up to $4 billion of the Company’s common stock (Existing Repurchase Program). In February 2022, the Company’s Board of Directors approved a new stock repurchase program in addition to the Existing Repurchase Program to purchase up to $8 billion of outstanding common stock in the open market (collectively referred to as the “Repurchase Program”).
During the year ended December 31, 2022, the Company repurchased 36.3 million shares of its common stock under the Repurchase Program for $3.7 billion. As of December 31, 2022, $6.5 billion remained available for future stock repurchases under this program. This Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
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
As of December 31, 2022, the Company had 32 million shares of common stock that were available for future grants and 28 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested RSUs, including PRSUs, under the 2004 Plan. In addition, the Company had 36 million shares of common stock that were available for issuance under the 2017 plan. With the acquisition of Xilinx, the Company assumed the Xilinx, Inc. 2007 Equity Incentive Plan (2007 Plan) and may grant stock options and awards under this plan. As of December 31, 2022, the Company had 18 million shares of common stock that were available for future grants under the 2007 Plan.
Valuation and Expense
Stock-based compensation expense was allocated in the consolidated statements of operations as follows:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Cost of sales	$29	$5	$6
Research and development	697	246	173
Marketing, general, and administrative	355	128	95
Total stock-based compensation expense before income taxes	1,081	379	274
Income tax benefit	(179)	(58)	(42)
Total stock-based compensation expense, net of income taxes	$902	$321	$232
Stock Options. The weighted-average estimated fair value of employee stock options granted during 2022, 2021 and 2020 was $44.35, $46.07 and $38.49 per share, respectively, using the following assumptions:

	December 31, 2022	December 25, 2021	December 26, 2020
Expected volatility	51.28%	51.77%	57.87%
Risk-free interest rate	3.00%	0.69%	0.18%
Expected dividends	—%	—%	—%
Expected life (in years)	4.75	4.55	4.30
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
The following table summarizes stock option activity and related information:

	Outstanding Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions, except share price)
Balance as of December 25, 2021	5	$23.98
Granted	1	$95.54
Exercised	(2)	$4.27
Balance as of December 31, 2022	4	$42.35	$130	3.17
Exercisable December 31, 2022	3	$25.67	$130	2.27
The total intrinsic value of stock options exercised for 2022, 2021 and 2020 was $139 million, $277 million and $180 million, respectively.

As of December 31, 2022, the Company had $35 million of total unrecognized compensation expense related to stock options, which will be recognized over the weighted-average period of 2.74 years.
Time-based RSUs. The weighted-average grant date fair values of time-based RSUs granted during 2022, 2021 and 2020 were $92.92, $78.59 and $32.52 per share, respectively.
The following table summarizes time-based RSU activity and related information:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions except share price)
Unvested shares as of December 25, 2021	10	$79.03
Assumed with acquisition of Xilinx	12	$103.35
Granted	17	$92.92
Forfeited	(2)	$98.06
Vested	(9)	$86.27
Unvested shares as of December 31, 2022	28	$95.49	$1,810	1.67
The total fair value of time-based RSUs vested during 2022, 2021 and 2020 was $889 million, $678 million and $642 million, respectively.
As of December 31, 2022, the Company had $2.0 billion of total unrecognized compensation expense related to time-based RSUs, which will be recognized over the weighted-average period of 1.67 years.
PRSUs. The weighted-average grant date fair values of PRSUs granted during 2022, 2021 and 2020 were $121.12, $153.89 and $122.95, respectively, using the following assumptions:

	December 31, 2022	December 25, 2021	December 26, 2020
Expected volatility	50.65% - 53.51%	57.75%	55.74% - 60.10%
Risk-free interest rate	1.14% - 3.17%	0.43%	0.14% - 1.41%
Expected dividends	—%	—%	—%
Expected term (in years)	2.07 - 3.07	3.00	2.48 - 3.00
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
The following table summarizes PRSU activity and related information:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions except share price)
Unvested shares as of December 25, 2021	2	$78.59
Granted	1	$121.12
Forfeited	—	$—
Vested	(1)	$51.77
Unvested shares as of December 31, 2022	2	$110.31	$118	1.76
The total fair value of PRSUs vested during 2022, 2021 and 2020 was $254 million, $98 million and $76 million, respectively.
As of December 31, 2022, the Company had $101 million of total unrecognized compensation expense related to PRSUs, which will be recognized over the weighted-average period of 1.76 years.

ESPP. The weighted-average grant date fair value for the ESPP during 2022, 2021 and 2020 was $24.71, $27.27 and $20.97 per share, respectively, using the following assumptions:

	December 31, 2022	December 25, 2021	December 28, 2020
Expected volatility	58.15% - 63.76%	36.90% - 39.39%	55.16% - 66.53%
Risk-free interest rate	1.43% - 4.52%	0.04% - 0.07%	0.11% - 0.15%
Expected dividends	—%	—%	—%
Expected term (in years)	0.50	0.50	0.50
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
During 2022, 3 million shares of common stock were purchased under the ESPP at a purchase price of $59.29 resulting in aggregate cash proceeds of $160 million. As of December 31, 2022, the Company had $37 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the weighted-average period of 0.36 years.
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
NOTE 13 – Retirement Benefit Plans
The Company provides retirement benefit plans in the United States and certain foreign countries. The Company has a 401(k) retirement plan that allows participating employees in the United States to contribute as defined by the plan and subject to Internal Revenue Service limitations. The Company matches 75% of employees’ contributions up to 6% of their eligible compensation. The Company’s contributions to the 401(k) plan for 2022, 2021 and 2020 were approximately $47 million, $35 million and $29 million, respectively.
NOTE 14 – Income Taxes
Income before income taxes consists of the following:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
U.S.	$2,093	$3,528	$1,213
Non-U.S.	(895)	147	67
Total pre-tax income including equity income in investee	$1,198	$3,675	$1,280

The income tax provision (benefit) consists of:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Current:
U.S. federal	$1,191	$112	$—
U.S. state and local	31	11	5
Non-U.S.	161	82	8
Total	1,383	205	13
Deferred:
U.S. federal	(1,365)	320	(1,193)
U.S. state and local	(26)	(7)	(28)
Non-U.S.	(114)	(5)	(2)
Total	(1,505)	308	(1,223)
Income tax provision (benefit)	$(122)	$513	$(1,210)
The table below displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit).

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Statutory federal income tax expense at 21%	$252	$772	$269
State taxes (benefit)	(3)	1	(6)
Foreign rate detriment (benefit)	195	71	(3)
GILTI and other foreign inclusion	(105)	—	—
Foreign-Derived Intangible Income (FDII) deduction	(261)	(147)	—
Research credits	(241)	(78)	(57)
Stock-based and non-deductible compensation	10	(125)	(116)
Valuation allowance change	—	3	(1,301)
Other	31	16	4
Income tax provision (benefit)	$(122)	$513	$(1,210)

The Company recorded an income tax benefit of $122 million in 2022 and an income tax provision of $513 million in 2021, representing effective tax rates of (10%) and 14%, respectively. The reduction in income tax expense in 2022 was primarily due to the lower pre-tax income coupled with a $261 million FDII tax benefit and $241 million of research and development (R&D) tax credits.

Beginning in 2022, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. The capitalization resulted in an increase in 2022 taxable income which also increased the income eligible for the FDII tax benefit. Additionally, there was a pre-tax loss incurred outside of the U.S. primarily due to the GAAP amortization of Xilinx acquisition-related items and therefore, the Company recorded a corresponding tax benefit associated with the reversal of the previously established GILTI deferred tax liability.

As a part of the Xilinx acquisition and as a result of certain employment and operational commitments the Company has made in Singapore, the Company has been granted a Development and Expansion Incentive (DEI) that is effective through 2031. The DEI reduces the local tax on Singapore income from a statutory rate of 17% to 5% through 2031. Due to the current year pre-tax loss, the Company did not receive any income tax or EPS benefit.

The Company recorded an income tax provision of $513 million in 2021 and an income tax benefit of $1.2 billion in 2020, representing effective tax rates of 14% and (95)% respectively. The income tax provision in 2021 was a result of higher income in the U.S. and increase in foreign taxes, partially offset by $147 million of FDII benefit, $78 million of R&D tax credits, and $125 million of excess tax benefit for stock-based compensation net of non-deductible officers’ compensation.
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
Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 25, 2021 were as follows:

	December 31, 2022	December 25, 2021
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$1,031	$920
Accruals and reserves not currently deductible	835	631
Employee benefits not currently deductible	214	164
Federal and state tax credit carryovers	631	319
Foreign R&D and investment tax credits	578	547
Capitalized costs	65	121
Lease liability	161	124
Capitalized R&D	943	—
Other	85	27
Total deferred tax assets	4,543	2,853
Less: valuation allowance	(2,078)	(1,735)
Total deferred tax assets, net of valuation allowance	2,465	1,118
Deferred tax liabilities:
Acquired intangibles	(3,430)	(50)
Right-of-use assets	(151)	(110)
Undistributed foreign earnings	(35)	(24)
GILTI	(633)	—
Other	(92)	(15)
Total deferred tax liabilities	(4,341)	(199)
Net deferred tax assets (liabilities)	$(1,876)	$919
As a result of the acquisition of Xilinx, the Company recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $857 million of GILTI net deferred tax liability.
Additionally, as the result of the new R&D capitalization tax law effective in 2022, the capitalized amounts resulted in increased current year taxable income, but which are deductible as amortized in future periods. Therefore, the Company recorded a deferred tax asset for the capitalized R&D expenditures.

The movement in the deferred tax valuation allowance was as follows:

	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Balance at beginning of year	$1,735	$1,576	$2,867
Charges (reductions) to income tax expense and other accounts*	112	3	(1,301)
Acquisition-related	231	—	—
Net recoveries+	—	156	10
Balance at end of year	$2,078	$1,735	$1,576

*	Amounts recorded in 2020 reflect release of valuation allowances.
+	The net recoveries for all were primarily related to net originating deferred tax assets and newly generated tax credits.
Under current U.S. tax law, the impact of future distributions of undistributed earnings that are indefinitely reinvested are anticipated to be subject to withholding taxes from local jurisdictions and non-conforming U.S. state jurisdictions. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes are $460 million as of December 31, 2022.
Through the end of fiscal year 2022, the Company continued to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of future taxable income.
The Company’s U.S. federal and state net operating losses carryforwards as of December 31, 2022, were $435 million and $476 million, respectively. Net operating losses (NOLs) may be subject to limitations by the Internal Revenue Code and similar provisions. $71 million of U.S. federal NOLs will expire between 2023 and 2037, and $364 million of federal NOLs have no expiration date, and the state NOLs will expire at various dates through 2042. The difference between the amount of federal NOLs which are recorded on the Company’s balance sheet as deferred tax assets and their related valuation allowance, and the amounts reported on the Company’s tax returns are the result of uncertain tax positions the Company has taken during the current year and for which an income tax reserve has been recorded. The federal tax credits of $12 million will expire at various dates between 2023 and 2042. The state tax credits of $722 million will expire at various dates between 2023 through 2038 except for California R&D credit, which does not expire. The Company also has $595 million of credit carryforward in Canada that will expire between 2026 and 2040.
The Company also recorded $142 million of current tax payable as of the Xilinx acquisition date. Additionally, the Company assumed $203 million of long-term liabilities for uncertain tax positions, including $12 million of interest, as well as $321 million of long-term liabilities for transition tax payable over three years. Included in the assumed liabilities for uncertain tax positions is a tax position with respect to whether stock-based compensation from Xilinx’s cost sharing arrangement should be shared among cost share participants. The Company has concluded that the law was unsettled and believes the current uncertain tax position liability is sufficient and will continue to monitor developments in relevant tax court cases.

A reconciliation of the Company's gross unrecognized tax benefits was as follows:

	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Balance at beginning of year	$275	$119	$65
Increases for tax positions taken in the current year	748	156	30
Increases for tax positions taken in prior years	104	14	41
Decreases for tax positions taken in prior years	(12)	(9)	(15)
Increases to tax positions taken in prior years through acquisitions	252	—	—
Decreases for settlements with taxing authorities and statute of limitation lapses	(6)	(5)	(2)
Balance at end of year	$1,361	$275	$119
The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $1.2 billion, $215 million and $77 million as of December 31, 2022, December 25, 2021 and December 26, 2020, respectively. The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the Consolidated Statements of Operations. The Company had $81.3 million of accrued penalties and interest related to unrecognized tax benefits as of December 31, 2022 including $12 million assumed from the Xilinx acquisition. The Company had no material amounts of accrued interest and accrued penalties related to unrecognized tax benefits as of December 25, 2021 and December 26, 2020. As of December 31, 2022 and December 25, 2021, the Company had long-term income tax liabilities of $1.3 billion and $189 million, respectively, recorded under Other long-term liabilities in the Consolidated Balance Sheets.

The Company is subject to taxation in the U.S. and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdiction in which the Company is subject to potential examination by the taxing authority is the United States, where tax years from 2008 are open for audit. Pre-acquisition Xilinx U.S. tax returns for fiscal years 2018 and 2019 are currently under audit by the IRS.
It is possible the Company may have tax audits close in the next 12 months that could materially change the balance of the uncertain tax benefits; however, the timing of tax audit closures and settlements are highly uncertain. The Company and its subsidiaries have several foreign and U.S. state audits in process at any one point in time.
NOTE 15 – Other Income (Expense), Net
The following table summarizes the components of Other income (expense), net:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In millions)
Interest income	$65	$8	$8
Loss on debt redemption, repurchase and conversion	—	(7)	(54)
Gains (losses) on equity investments, net	(62)	56	2
Other income (expense)	5	(2)	(3)
Other income (expense), net	$8	$55	$(47)
NOTE 16 – Commitments and Guarantees
Operating Leases
The Company has entered into operating and finance leases for its corporate offices, data centers, research and development facilities and certain equipment. The leases expire at various dates through 2031, some of which include options to extend the lease for up to ten years.

For 2022, 2021 and 2020, the Company recorded $118 million, $71 million and $59 million, respectively, of operating lease expense, including short-term lease expense. For 2022 and 2021, the Company recorded $40 million and $26 million, respectively, of variable lease expense, which primarily included operating expenses and property taxes associated with the usage of facilities under the operating leases. For 2022 and 2021, cash paid for operating leases included in operating cash flows was $108 million and $67 million, respectively. The Company’s finance and short-term leases are immaterial to the Company’s consolidated financial statements.
Supplemental information related to leases is as follows:

December 31, 2022
Weighted-average remaining lease term in years – operating leases	5.98
Weighted-average discount rate – operating leases	3.83%
Future minimum lease payments under non-cancellable operating lease liabilities as of December 31, 2022 are as follows:

Year	(In millions)
2023	$109
2024	99
2025	88
2026	77
2027	59
2028 and thereafter	113
Total minimum lease payments	545
Less: interest	(56)
Present value of net minimum lease payments	489
Less: current portion	(93)
Total long-term operating lease liabilities	$396
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
Total future unconditional purchase commitments as of December 31, 2022 were as follows:

Year	(In millions)
2023	$6,489
2024	1,434
2025	271
2026	129
2027	85
2028 and thereafter	202
Total unconditional purchase commitments	$8,610
On an ongoing basis, the Company works with suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.

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
Changes in the Company’s estimated liability for product warranty during 2022 and 2021 are as follows:

	December 31, 2022	December 25, 2021
	(In millions)
Beginning balance	$51	$37
Provisions during the period	115	106
Settlements during the period	(101)	(92)
Ending balance	$65	$51
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
On May 10, 2021, Aquila filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 6,895,519. On April 30, 2021, Polaris filed a notice of appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On May 14, 2021, AMD filed a notice of cross-appeal to the Court of Appeals for the Federal Circuit for the IPR decision regarding U.S. Patent No. 8,117,526. On July 18, 2022, the Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s decision.

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
Based upon information presently known to management, the Company believes that the potential liability of the above listed legal proceeding, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.
Monterey Research Litigation
On November 15, 2019, Monterey Research, LLC (Monterey) filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware. Monterey alleges that the Company infringes six U.S. patents: 6,534,805 (related to SRAM cell design); 6,629,226 (related to read interface protocols); 6,651,134 (related to memory devices); 6,765,407 (related to programmable digital circuits); 6,961,807 (related to integrated circuits and associated memory systems); and 8,373,455 (related to output buffer circuits). On August 12, 2021, Monterey filed two patent infringement complaints in the United States District Court for the Western District of Texas. In the first complaint, Monterey alleges that the Company infringes two patents (8,694,776 and 9,767,303) related to memory controllers, three patents (8,572,297, 7,609,799, and 7,899,145) related to circuit designs, and one patent (6,979,640) related to semiconductor processing. In the second complaint, Monterey alleges that the Company infringes one patent (6,680,516) related to semiconductor processing. On March 31, 2022, the Company entered into an agreement which will provide the Company a license to the Monterey Research patents. The agreement did not have a material adverse effect on the Company’s financial condition, cash flows, or results of operation.
Analog Devices Litigation
On December 5, 2019, Analog Devices, Inc. (ADI) filed a lawsuit against Xilinx alleging infringement of eight patents related to switching circuits, comparators, analog to digital convertors, signal conditioners, and switched capacitors. On January 21, 2020, Xilinx filed its answer and counterclaims alleging infringement by ADI of eight patents related to digital to analog converters, serializing data paths, transceivers, networks on chip, termination circuits, and data transmitters. In November 2022, the Company and Analog Devices, Inc. resolved all ongoing patent litigations, based on mutually agreed upon terms. As part of this resolution, the two companies have committed to pursue technology collaborations to bring next generation solutions to their communications and data center customers. The agreement did not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
Future Link Systems Litigation
On December 21, 2020, Future Link Systems, LLC (Future Link) filed a patent infringement complaint against the Company in the United States District Court for the Western District of Texas. Future Link alleges that the Company infringes three U.S. patents: 7,983,888 (related to simulated PCI express circuitry); 6,363,466 (related to out of order data transactions); and 6,622,108 (related to interconnect testing). On December 21, 2021, Future Link filed a lawsuit alleging infringement of two U.S. patents (8,099,614 and 7,685,439) related to power management. On December 28, 2021, Future Link filed a complaint at the United States International Trade Commission alleging infringement of the same two power management patents. Several of the Company’s customers were also named as respondents. On March 31, 2022, the Company entered into an agreement which will provide the Company a license to the Future Link patents. The agreement did not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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
To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.9 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the United States Global Intangible Low-Taxed Income (GILTI) tax to recognize deferred taxes for temporary tax basis differences expected to reverse as GILTI tax in future years.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation
Description of the Matter	At December 31, 2022, the Company’s net inventory balance was $3,771 million. As discussed in Note 2 to the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities exceeding forecasted demand and by considering recent historical activity as well as anticipated demand. Auditing management’s inventory carrying value adjustments involved significant judgment because the estimates are based on several factors that are affected by market, industry, and competitive conditions outside the Company's control. In estimating inventory carrying value adjustments, management developed assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's inventory carrying value adjustment determination process, including the basis for developing the above-described assumptions and management’s judgments.

Our audit procedures included, among others, testing the reasonableness of management’s key assumptions and judgments and testing the accuracy and completeness of the underlying data used to determine the amount of inventory carrying value adjustments. For instance, we compared the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted, assessed the reasonableness of management’s estimates of future sales prices by analyzing historical sales and evaluating any factors that may impact sales prices, and evaluated the appropriateness and adequacy of management’s adjustments to such sales forecasts by analyzing potential technological changes in line with product life cycles. We also assessed the accuracy of forecasts underlying management's estimates by comparing management’s historical forecasts to actual results, evaluated industry and market factors and performed sensitivity analyses over the significant assumptions used by management to evaluate necessary changes in the inventory carrying value adjustments.

Business Combination
Description of the Matter	During fiscal year 2022, the Company completed the acquisition of Xilinx, Inc. (“Xilinx”) for consideration of $48.8 billion, as disclosed in Note 5 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Xilinx was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of certain identified intangible assets, principally consisting of developed technology and customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the developed technology and customer relationship intangible assets. The significant assumptions used to estimate the value of these intangible assets included certain assumptions that form the basis of the forecasted results, specifically, revenue growth rates, technology migration curves, and time to recreate customer relationships. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the developed technology and customer relationships intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts, and Xilinx’s historical operating results. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Our valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates used in the valuation models and comparing those to the discount rates selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1970.
San Jose, California
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Micro Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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
February 27, 2023

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
As of December 31, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8, above.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating the Xilinx and Pensando operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.
ITEM 9B. OTHER INFORMATION
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
As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, Xilinx, which we acquired on February 14, 2022, previously authorized prior to such acquisition certain third-party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on its behalf in connection with the importation of its products into the Russian Federation, as permitted under the OFAC General License. Subsequent to February 14, 2022, but during the fiscal quarter ended March 26, 2022, third-party resellers filed additional notifications with and/or applied for import licenses and permits from the FSB on behalf of Xilinx. During the fiscal quarter ended March 26, 2022, we and our subsidiaries, including Xilinx, suspended shipments to the Russian Federation.
There was no gross revenue or net profits of ours or any of our subsidiaries directly associated with these filing activities. We and our subsidiaries do not sell products or provide services to the FSB.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2023 annual meeting of stockholders (our 2023 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Website Access to Company Reports and Corporate Governance Documents,” above.
ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Directors’ Compensation and Benefits” (including “2022 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Compensation Policies and Practices,” “Executive Compensation” (including “2022 Summary Compensation Table,” “2022 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2022 Fiscal Year-End,” “Grants of Plan-Based Awards in 2022” and “Option Exercises and Stock Vested in 2022) and “Severance and Change in Control Arrangements” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2023 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2023 Proxy Statement, our 2023 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report” and “Audit Committee Report” in our 2023 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

3.2	Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on January 29, 2021.

4.1	Description of Advanced Micro Devices, Inc. Common Stock, filed as Exhibit 4.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 25, 2022, is hereby incorporated by reference.

4.2
Indenture by and among Advanced Micro Devices, Inc. and Wells Fargo Bank N.A., dated September 14, 2016, filed as Exhibit 4.1 to AMD's Current Report on Form 8-K dated September 14, 2016, is hereby incorporated by reference.

4.3
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

4.5
Fourth Supplemental Indenture governing the Xilinx 2.950% Senior Notes Due 2024, by and among Xilinx, Inc., Advanced Micro Devices, Inc. and U.S. Bank Trust Company, National Association, dated February 14, 2022, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 14, 2022, is hereby incorporated by reference.

4.6
Second Supplemental Indenture governing the Xilinx 2.2375% Senior Notes due 2030, by and among Xilinx, Inc., Advanced Micro Devices, Inc. and U.S. Bank Trust Company, National Association, dated February 14, 2022, filed as Exhibit 4.2 to AMD’s Current Report on Form 8-K dated February 14, 2022, is hereby incorporated by reference.

4.7
Indenture, dated as of June 9, 2022, by and between Advanced Micro Devices, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as exhibit 4.1 to AMD’s Current Report o Form 8-K dated June 9, 2022, is hereby incorporated by reference.

4.8
First Supplemental Indenture, dated as of June 9, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, including the Form of 2032 Note and Form of 2052 Note, filed as exhibit 4.2 to AMD’s Current Report on Form 8-K dated June 9, 2022, is hereby incorporated by reference.

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

*10.3
AMD Deferred Income Account Plan, as amended and restated, effective January 1, 2008, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.4
Amendment No. 1 to the AMD Deferred Income Account Plan, as amended and restated, effective July 1, 2012, filed as Exhibit 10.16(a) to AMD’s Annual Report on Form 10-K for the period ended December 29, 2012, is hereby incorporated by reference.

*10.5
Form of Indemnity Agreement, between Advanced Micro Devices, Inc. and its officers and directors, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 6, 2008, is hereby incorporated by reference.

*10.6
Form of Management Continuity Agreement, as amended and restated, filed as Exhibit 10.13(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, is hereby incorporated by reference.

*10.7	Form of Change in Control Agreement, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, is hereby incorporated by reference.

*10.8
Amended and Restated Management Continuity Agreement, between Advanced Micro Devices, Inc. and Devinder Kumar, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, is hereby incorporated by reference.

*10.9
Offer Letter, between Advanced Micro Devices, Inc. and Mark D. Papermaster, dated October 7, 2011, filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the period ended December 31, 2011, is hereby incorporated by reference.

10.10
Settlement Agreement, between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 11, 2009, is hereby incorporated by reference.

**10.11
Patent Cross License Agreement, between Advanced Micro Devices, Inc. and Intel Corporation filed, dated November 11, 2009, as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.12
Sublease Agreement, between Lantana HP, LTD and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.13
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

*10.15
Employment Agreement by and between Lisa T. Su and Advanced Micro Devices, Inc. effective October 8, 2014, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K/A dated October 14, 2014, is hereby incorporated by reference.

*10.16
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.17
Offer Letter, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014, filed as Exhibit 10.66 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.18
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

10.20
Equity Interest Purchase Agreement by and between Advanced Micro Devices, Inc. and Nantong Fujitsu Microelectronics Co., Ltd. dated as of October 15, 2015, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 15, 2015, is hereby incorporated by reference.

*10.21
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

*10.25
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

*10.28
Amended and Restated 2017 Employee Stock Purchase Plan dated August 23, 2018, filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018, is hereby incorporated by reference.

*10.29
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

*10.31
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

*10.35
Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.104 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, is hereby incorporated by reference.

*10.36
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

*10.38
Sign-On Bonus Letter between Advanced Micro Devices, Inc. and Rick Bergman dated August 1, 2019, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.39
Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Lisa T. Su, dated August 9, 2019, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, is hereby incorporated by reference.

*10.40
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

*10.44
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

*10.45
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

***10.46
Wafer Supply Agreement, among Advanced Micro Devices, Inc., The Foundry Company and AMD Fab Technologies US, Inc., dated March 2, 2009, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

***10.47
Wafer Supply Agreement Amendment No. 1, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc. and GLOBALFOUNDRIES Singapore. Pte. Ltd., dated March 29, 2011, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

***10.48
Wafer Supply Agreement Amendment No. 2, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc., GLOBALFOUNDRIES U.S. Inc., Advanced Technology Investment Company LLC and ATIC International Investment Company LLC, dated March 4, 2012, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.49
Wafer Supply Agreement Amendment No. 3, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 6, 2012, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.50
Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014, filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.51
Wafer Supply Agreement Amendment No. 5, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015, filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

***10.52
Wafer Supply Agreement Amendment No. 6, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S., Inc., dated August 30, 2016, filed as Exhibit 10.7 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26October 28, 2020, is hereby incorporated by reference.

**10.53
Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated January 28, 2019, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019, is hereby incorporated by reference.

10.54
Company-Provided Business Aircraft Usage and Commercial Travel by Personal Guests Policy revised as of January 25, 2021, filed as Exhibit 10.58 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, is hereby incorporated by reference.

*10.55
Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

*10.56
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

*10.57
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

***10.58
Amended and Restated Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of May 12, 2021, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

***10.59
First Amendment to Amended and Restated Wafer Supply Agreement No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S. Inc., dated December 23, 2021, filed as Exhibit 10.63 to AMD’s Annual Report on Form 10-K for the year ended December 25, 2021, is hereby incorporated by reference.

10.60
Credit Agreement dated as of April 29, 2022 by and among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing lender, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 29, 2022, is hereby incorporated by reference.

*10.61
Xilinx, Inc. 2007 Equity Incentive Plan, effective as of January 1, 2007, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.62	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.63
Offer Letter between Advanced Micro Devices, Inc. and Victor Peng dated March 8, 2022, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.64
Form of Performance-based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.65
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.66
Outside Director Equity Compensation Policy, as amended and restated, dated as of August 10, 2022, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2022, is hereby incorporated by reference.

*10.67
Offer Letter between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 6, 2023, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

*10.68
Sign-On Bonus Agreement between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 8, 2023, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

18.1	Preferability Letter from Ernst & Young LLP dated February 27, 2023.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File -the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

February 27, 2023	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Lisa T. Su
Lisa T. Su
Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	February 27, 2023
Lisa T. Su

/s/Jean Hu	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2023
Jean Hu

/s/Darla Smith	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Darla Smith

*	Lead Independent Director	February 27, 2023
Nora M. Denzel

*	Director	February 27, 2023
Mark Durcan

*	Director	February 27, 2023
Mike P. Gregoire

*	Director	February 27, 2023
Joe A. Householder

*	Director	February 27, 2023
John W. Marren

*	Director	February 27, 2023
Jon A. Olson

*	Director	February 27, 2023
Abhi Y. Talwalkar

*	Director	February 27, 2023
Beth W. Vanderslice

*By:	/s/Lisa T. Su
Lisa T. Su, Attorney-in-Fact