Form 10-Q
period 2023-07-01
ADVANCED MICRO DEVICES INC
filed 2023-08-02
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 28, 2023: 1,615,671,380

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions, except per share amounts)
Net revenue	$5,359	$6,550	$10,712	$12,437
Cost of sales	2,704	3,115	5,393	5,998
Amortization of acquisition-related intangibles	212	407	517	593
Total cost of sales	2,916	3,522	5,910	6,591
Gross profit	2,443	3,028	4,802	5,846

Research and development	1,443	1,300	2,854	2,360
Marketing, general and administrative	547	592	1,132	1,189
Amortization of acquisition-related intangibles	481	616	999	909
Licensing gain	(8)	(6)	(18)	(89)
Operating income (loss)	(20)	526	(165)	1,477

Interest expense	(28)	(25)	(53)	(38)
Other income (expense), net	46	(4)	89	(46)
Income (loss) before income taxes and equity income	(2)	497	(129)	1,393

Income tax provision (benefit)	(23)	54	(10)	167
Equity income in investee	6	4	7	7
Net income (loss)	$27	$447	$(112)	$1,233

Earnings (loss) per share
Basic	$0.02	$0.28	$(0.07)	$0.82
Diluted	$0.02	$0.27	$(0.07)	$0.81
Shares used in per share calculation
Basic	1,612	1,618	1,612	1,506
Diluted	1,627	1,632	1,612	1,521
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Net income (loss)	$27	$447	$(112)	$1,233
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges	(11)	(31)	9	(30)
Total comprehensive income (loss)	$16	$416	$(103)	$1,203
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 1, 2023	December 31, 2022
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,841	$4,835
Short-term investments	2,444	1,020
Accounts receivable, net	4,312	4,126
Inventories	4,567	3,771
Receivables from related parties	2	2
Prepaid expenses and other current assets	1,339	1,265
Total current assets	16,505	15,019
Property and equipment, net	1,541	1,513
Operating lease right-of-use assets	461	460
Goodwill	24,177	24,177
Acquisition-related intangibles, net	22,598	24,118
Investment: equity method	90	83
Deferred tax assets	68	58
Other non-current assets	2,527	2,152
Total assets	$67,967	$67,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,779	$2,493
Payables to related parties	313	463
Accrued liabilities	2,971	3,077
Current portion of long-term debt, net	753	—
Other current liabilities	756	336
Total current liabilities	7,572	6,369
Long-term debt	1,714	2,467
Long-term operating lease liabilities	393	396
Deferred tax liabilities	1,365	1,934
Other long-term liabilities	1,787	1,664
Commitments and Contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,651 and 1,645; shares outstanding: 1,614 and 1,612	16	16
Additional paid-in capital	58,825	58,005
Treasury stock, at cost (shares held: 37 and 33)	(3,430)	(3,099)
Accumulated deficit	(243)	(131)
Accumulated other comprehensive loss	(32)	(41)
Total stockholders’ equity	55,136	54,750
Total liabilities and stockholders’ equity	$67,967	$67,580

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(112)	$1,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,831	1,789
Stock-based compensation	657	491
Amortization of operating lease right-of-use assets	48	40
Amortization of inventory fair value adjustment	3	185
Loss on sale or disposal of property and equipment	7	15
Deferred income taxes	(582)	(618)
Losses on equity investments, net	2	54
Other	(20)	(4)
Changes in operating assets and liabilities
Accounts receivable, net	(186)	(1,016)
Inventories	(796)	(274)
Receivables from related parties	—	(1)
Prepaid expenses and other assets	(237)	(237)
Payables to related parties	(150)	277
Accounts payable	309	28
Accrued and other liabilities	91	71
Net cash provided by operating activities	865	2,033
Cash flows from investing activities:
Purchases of property and equipment	(283)	(203)
Purchases of short-term investments	(2,816)	(620)
Proceeds from maturity of short-term investments	1,171	2,248
Proceeds from sale of short-term investments	248	1
Cash received from acquisition of Xilinx	—	2,366
Acquisition of Pensando, net of cash acquired	—	(1,558)
Other	5	(4)
Net cash provided by (used in) investing activities	(1,675)	2,230
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	991
Proceeds from sales of common stock through employee equity plans	144	78
Repurchases of common stock	(241)	(2,835)
Common stock repurchases for tax withholding on employee equity plans	(87)	(66)
Other	—	(2)
Net cash used in financing activities	(184)	(1,834)
Net increase (decrease) in cash and cash equivalents	(994)	2,429
Cash and cash equivalents at beginning of period	4,835	2,535
Cash and cash equivalents at end of period	$3,841	$4,964

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	July 1, 2023	June 25, 2022
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$46	$544
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$99	$149
Issuance of common stock and treasury stock for the acquisition of Xilinx	$—	$48,514
Fair value of replacement share-based awards related to acquisition of Xilinx	$—	$275
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$50	$87

See accompanying notes.

Advanced Micro Devices
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$16	$16	$16	$12
Issuance of common stock as consideration for acquisition	—	—	—	4
Balance, end of period	$16	$16	$16	$16
Additional paid-in capital
Balance, beginning of period	$58,331	$56,925	$58,005	$11,069
Common stock issued under employee equity plans	145	76	149	78
Stock-based compensation	348	292	657	491
Issuance of common stock to settle convertible debt	1	—	1	—
Issuance of common stock as consideration for acquisition	—	—	—	45,372
Fair value of replacement share-based awards related to acquisition	—	—	—	275
Issuance of common stock warrants	—	4	13	12
Balance, end of period	$58,825	$57,297	$58,825	$57,297
Treasury stock
Balance, beginning of period	$(3,362)	$(941)	$(3,099)	$(2,130)
Repurchases of common stock	—	(921)	(241)	(2,835)
Common stock repurchases for tax withholding on employee equity plans	(68)	(31)	(90)	(66)
Reissuance of treasury stock as consideration for acquisition	—	—	—	3,138
Balance, end of period	$(3,430)	$(1,893)	$(3,430)	$(1,893)

Accumulated deficit:
Balance, beginning of period	$(270)	$(665)	$(131)	$(1,451)
Net income (loss)	27	447	(112)	1,233
Balance, end of period	$(243)	$(218)	$(243)	$(218)

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(21)	$(2)	$(41)	$(3)
Other comprehensive income (loss)	(11)	(31)	9	(30)
Balance, end of period	$(32)	$(33)	$(32)	$(33)

Total stockholders' equity	$55,136	$55,169	$55,136	$55,169
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended July 1, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 30, 2023 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and six months ended July 1, 2023 and June 25, 2022 each consisted of 13 and 26 weeks, respectively.
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
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of July 1, 2023 and December 31, 2022, Accounts receivable, net included unbilled accounts receivable of $1.3 billion and $1.1 billion, respectively. Unbilled accounts receivable primarily represents work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	July 1, 2023	December 31, 2022
	(In millions)
Raw materials	$154	$231
Work in process	3,470	2,648
Finished goods	943	892
Total inventories	$4,567	$3,771

Prepaid Expenses and Other Current Assets	July 1, 2023	December 31, 2022
	(In millions)
Prepaid supply agreements	$842	$673
Other	497	592
Total prepaid expenses and other current assets	$1,339	$1,265
Prepaid supply agreements relate to the short-term portion of payments made to vendors to secure long-term supply capacity.

Property and Equipment, net	July 1, 2023	December 31, 2022
	(In millions)
Land	$120	$120
Building and leasehold improvements	675	594
Equipment	2,216	2,163
Construction in progress	212	143
Property and equipment, gross	3,223	3,020
Accumulated depreciation	(1,682)	(1,507)
Total property and equipment, net	$1,541	$1,513

Accrued Liabilities	July 1, 2023	December 31, 2022
	(In millions)
Accrued marketing programs	$752	$876
Accrued compensation and benefits	643	701
Customer program liabilities	848	859
Other accrued liabilities	728	641
Total accrued liabilities	$2,971	$3,077

Other Current Liabilities	July 1, 2023	December 31, 2022
	(In millions)
Tax liabilities	$635	$156
Other current liabilities	121	180
Total other current liabilities	$756	$336
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of July 1, 2023, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $274 million, of which $199 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for 27% and 28% of the Company’s revenue for the three and six months ended July 1, 2023, respectively and 20% and 21% of the Company’s revenue for the three and six months ended June 25, 2022, respectively,

NOTE 4 – Segment Reporting
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
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related costs and licensing gain. Acquisition-related costs primarily include transaction costs, depreciation related to the Xilinx, Inc. (Xilinx) fixed assets fair value step-up adjustment, certain compensation charges, and contract termination costs.
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Net revenue:
Data Center	$1,321	$1,486	$2,616	$2,779
Client	998	2,152	1,737	4,276
Gaming	1,581	1,655	3,338	3,530
Embedded	1,459	1,257	3,021	1,852
Total net revenue	$5,359	$6,550	$10,712	$12,437
Operating income (loss):
Data Center	$147	$472	$295	$899
Client	(69)	676	(241)	1,368
Gaming	225	187	539	545
Embedded	757	641	1,555	918
All Other(1)	(1,080)	(1,450)	(2,313)	(2,253)
Total operating income (loss)	$(20)	$526	$(165)	$1,477

(1)
For the three and six months ended July 1, 2023, all other operating losses primarily included $693 million and $1.5 billion of amortization of acquisition-related intangibles, $348 million and $657 million of stock-based compensation expense and $34 million and $145 million of acquisition-related costs, respectively.
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
On February 14, 2022, the Company completed the acquisition of Xilinx for a total purchase consideration of $48.8 billion. The Company allocated the purchase price to $27.3 billion of identified intangible assets and $1.3 billion of net liabilities, with the excess purchase price of $22.8 billion recorded as goodwill.
Pensando Acquisition
On May 26, 2022, the Company completed the acquisition of Pensando Systems, Inc. (Pensando) for a total purchase consideration of $1.7 billion. The Company allocated the purchase price to $349 million of identified intangible assets and $208 million of other net assets, with the excess purchase price of $1.1 billion recorded as goodwill.
Acquisition-related Intangible Assets
Acquisition-related intangibles were as follows:

	July 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$12,360	$(1,157)	$11,203	$12,360	$(738)	$11,622
Customer relationships	12,324	(2,925)	9,399	12,324	(1,973)	10,351
Customer backlog	809	(809)	—	809	(712)	97
Corporate trade name	65	(65)	—	65	(57)	8
Product trademarks	914	(108)	806	914	(68)	846
Identified intangible assets subject to amortization	26,472	(5,064)	21,408	26,472	(3,548)	22,924
IPR&D not subject to amortization	1,190	—	1,190	1,194	—	1,194
Total acquisition-related intangible assets	$27,662	$(5,064)	$22,598	$27,666	$(3,548)	$24,118
Acquisition-related intangible amortization expense was $693 million and $1.5 billion for the three and six months ended July 1, 2023, respectively.
Acquisition-related intangible amortization expense was $1.0 billion and $1.5 billion for the three and six months ended June 25, 2022, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of July 1, 2023, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2023	$1,288
2024	2,286
2025	2,061
2026	1,951
2027	1,844
2028 and thereafter	11,978
Total	$21,408

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
The Company’s purchases from the ATMP JV during the three and six months ended July 1, 2023 amounted to $412 million and $779 million, respectively. The Company’s purchases from the ATMP JV during the three and six months ended June 25, 2022 amounted to $407 million and $755 million, respectively. As of July 1, 2023 and December 31, 2022, the amounts payable to the ATMP JV were $313 million and $463 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and six months ended July 1, 2023 amounted to $1 million and $3 million, respectively. The Company’s resales to the ATMP JV during the three and six months ended June 25, 2022 amounted to $4 million and $8 million, respectively. As of both July 1, 2023 and December 31, 2022, the Company had receivables from the ATMP JV of $2 million, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and six months ended July 1, 2023, the Company recorded a gain of $6 million and $7 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. During the three and six months ended June 25, 2022, the Company recorded a gain of $4 million and $7 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. As of July 1, 2023 and December 31, 2022, the carrying value of the Company’s investment in the ATMP JV was $90 million and $83 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both July 1, 2023 and December 31, 2022, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and six months ended July 1, 2023, the Company recognized $8 million and $18 million of licensing gain from royalty income associated with Licensed IP, respectively. During the three and six months ended June 25, 2022, the Company recognized $6 million of licensing gain from royalty income and $89 million of licensing gain from a milestone achievement and royalty income, respectively. As of both July 1, 2023 and December 31, 2022, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 7 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of July 1, 2023 and December 31, 2022 consisted of the following:

	July 1, 2023	December 31, 2022
	(In millions)
2.95% Senior Notes Due 2024 (2.95% Notes)	$750	$750
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	—	1
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	2,500	2,501
Unamortized debt premium, discount and issuance costs, net	(33)	(34)
Total debt (net)	2,467	2,467
Less: current portion of long-term debt (principal amount)	(750)	—
Less: unamortized debt premium related to current portion of debt	(3)	—
Total long-term debt	$1,714	$2,467
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
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
On June 9, 2022, the Company issued $1.0 billion in aggregate principal amount of 3.924% Notes and 4.393% Notes. The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2022. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee. As of July 1, 2023, the outstanding aggregate principal amount of the 3.924% Notes and 4.393% Notes was $1.0 billion.
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
2.125% Convertible Senior Notes Due 2026
During the six months ended July 1, 2023 and June 25, 2022, the activity on the 2.125% Notes was immaterial.

Future Debt Payment Obligations
As of July 1, 2023, the Company’s future principal debt payment obligations were as follows:

Fiscal Year	(In millions)
2024	$750
2028 and thereafter	1,750
Total	$2,500
Revolving Credit Facility
The Company has $3.0 billion available under a revolving credit agreement that expires on April 29, 2027 (Revolving Credit Agreement). As of July 1, 2023, the Company had no outstanding borrowings under the Revolving Credit Agreement. Revolving loans under the Revolving Credit Agreement can be either Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR plus a margin between 0.625% and 1.250%. Each Base Rate Loan will bear interest equal to the Base Rate plus a margin between 0.000% and 0.250%. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions. The Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and its subsidiaries. As of July 1, 2023, the Company was in compliance with these covenants.
Commercial Paper
On November 3, 2022, the Company established a commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. As of July 1, 2023, the Company had no commercial paper outstanding.
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	July 1, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,750	$—	$1,750	$3,017	$—	$3,017
Commercial paper	—	269	269	—	224	224
U.S. Treasury and agency securities	897	—	897	—	—	—
Time deposits and certificate of deposits	—	129	129	—	159	159
Short-term investments
Commercial paper	—	738	738	—	441	441
Time deposits and certificates of deposits	—	4	4	—	—	—
Asset-backed and mortgage-backed securities	—	36	36	—	39	39
U.S. Treasury and agency securities	1,370	—	1,370	466	—	466
Foreign government securities	—	296	296	—	74	74
Other non-current assets
Time deposits and certificates of deposits	—	6	6	—	9	9
Equity investments	9	—	9	8	—	8
Deferred compensation plan investments	107	—	107	90	—	90
Total assets measured at fair value	$4,133	$1,478	$5,611	$3,581	$946	$4,527
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	July 1, 2023				December 31, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$39	$—	$(3)	$36	$42	$—	$(3)	$39
Commercial paper	1,007	—	—	1,007	669	—	(4)	665
Money market funds	1,750	—	—	1,750	3,017	—	—	3,017
Time deposits and certificates of deposits	133	—	—	133	159	—	—	159
U.S. Treasury and agency securities	2,271	—	(4)	2,267	471	—	(5)	466
Foreign government securities	296	—	—	296	74	—	—	74
	$5,496	$—	$(7)	$5,489	$4,432	$—	$(12)	$4,420
As of July 1, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of cash equivalents and investments classified as available-for-sale are as follows:

	July 1, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$3,563	$3,558	$1,224	$1,218
Due in 1 year through 5 years	151	151	159	156
Due in 5 years and later	38	36	41	38
	$3,752	$3,745	$1,424	$1,412
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	July 1, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$753	$732	$—	$—
Long-term debt, net of current portion	$1,714	$1,575	$2,467	$2,281
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. As of July 1, 2023 and December 31, 2022, the Company had non-marketable securities in privately-held companies of $131 million and $137 million, respectively, that are recorded under Other non-current assets in the balance sheet. Impairment losses or observable price adjustments were not material during the three and six months ended July 1, 2023 and June 25, 2022.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of July 1, 2023 and December 31, 2022, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2 billion and $1.9 billion, respectively. The fair value of these contracts, recorded as a liability, was $15 million and $27 million as of July 1, 2023 and December 31, 2022, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of July 1, 2023 and December 31, 2022, the notional value of these outstanding contracts was $517 million and $485 million, respectively. The fair value of these contracts was not material as of July 1, 2023 and December 31, 2022.

NOTE 9 – Earnings (Loss) Per Share
The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions, except per share amounts)
Numerator
Net income (loss) for basic earnings per share	$27	$447	$(112)	$1,233
Denominator
Basic weighted average shares	1,612	1,618	1,612	1,506
Potentially dilutive shares from employee equity plans and warrants	15	14	—	15
Diluted weighted average shares	1,627	1,632	1,612	1,521
Earnings (loss) per share:
Basic	$0.02	$0.28	$(0.07)	$0.82
Diluted	$0.02	$0.27	$(0.07)	$0.81
Securities which would have been anti-dilutive are immaterial and are excluded from the computation of diluted earnings (loss) per share for all periods presented.
NOTE 10 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Balance, beginning of period	1,609	1,620	1,612	1,207
Common stock issued in the acquisition of Xilinx	—	—	—	429
Common stock issued under employee equity plans	4	3	5	3
Common stock repurchases for tax withholding on equity awards	—	(1)	(1)	(1)
Issuance of common stock upon warrant exercise	1	—	1	—
Repurchases of common stock	—	(10)	(3)	(26)
Balance, end of period	1,614	1,612	1,614	1,612
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the six months ended July 1, 2023, the Company returned $241 million to shareholders through the repurchase of 3 million shares of its common stock under the Repurchase Program. Repurchases during the three months ended July 1, 2023 were immaterial. As of July 1, 2023, $6.3 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Cost of sales	$10	$8	$18	$12
Research and development	247	180	461	293
Marketing, general and administrative	91	104	178	186
Total	$348	$292	$657	$491
NOTE 11 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
The Company recorded an income tax benefit of $23 million and $10 million for the three and six months ended July 1, 2023, respectively, representing effective tax rates of (511.4)% and 8.0%, respectively. The Company recorded the tax effects of stock-based compensation, uncertain tax positions, and other items discrete to the period resulting in income tax benefit of $34 million and $12 million for the three and six months ended July 1, 2023, respectively. These discrete items had a disproportionate impact on our effective tax rate for the three months ended July 1, 2023 because our pre-tax income was close to break-even for the period. For the six months ended July 1, 2023, the impact of tax items discrete to the period was not material to the total tax expense or the effective tax rate.
The Company recorded an income tax provision of $54 million and $167 million for the three and six months ended June 25, 2022, representing effective tax rates of 10.8% and 11.9%, respectively. For the three and six months ended June 25, 2022, the impact of tax items discrete to the periods was not material to the total tax expense or the effective tax rate.
The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate for the three and six months ended July 1, 2023 and June 25, 2022 was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development tax credits.
As of July 1, 2023 and December 31, 2022, the Company had long-term income tax liabilities of $1.5 billion recorded under Other long-term liabilities in the balance sheet.
NOTE 12 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include obligations to purchase wafers and substrates from third parties. These purchase obligations were made under noncancellable purchase orders or contractual obligations requiring minimum purchases for which cancellation would lead to significant penalties. Purchase commitments also include future payments related to certain software, technology and IP licenses.

Total future unconditional purchase commitments as of July 1, 2023 were as follows:

Fiscal Year	(In millions)
Remainder of 2023	$3,944
2024	1,599
2025	345
2026	183
2027	53
2028 and thereafter	160
Total unconditional purchase commitments	$6,284
On an ongoing basis, the Company works with suppliers on timing of payments and deliveries of purchase commitments, taking into account business conditions.
Contingencies
During the quarterly period ended July 1, 2023, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances and cash flows from operations together with the availability under the revolving credit facility (the Revolving Credit Agreement) and commercial paper program will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to access capital markets should it require additional funds; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the legal and regulatory environment relating to emerging technologies; and AMD expects to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Quarterly Report on Form 10-Q to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, Athlon, EPYC, Radeon, Ryzen, Versal, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a codename for an AMD architecture and is not a product name.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended July 1, 2023 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended July 1, 2023 was $5.4 billion, an 18% decrease compared to the prior year period. The decrease in net revenue was driven mainly by a 54% decrease in Client segment revenue primarily due to lower processor shipments resulting from a weaker PC market and a significant inventory correction across the PC supply chain, partially offset by a 16% increase in Embedded segment revenue primarily due to higher revenue across multiple end markets.
Gross margin for the three months ended July 1, 2023 remained flat at 46% compared to the prior year period. Lower Client segment performance was offset by higher Embedded segment performance and by lower amortization of acquisition-related intangible assets.
Operating loss for the three months ended July 1, 2023 was $20 million compared to operating income of $526 million for the prior year period. Net income for the three months ended July 1, 2023 was $27 million compared to net income of $447 million for the prior year period. The decrease in operating and net income was primarily due to lower Client segment performance.
We introduced a number of new products during the second quarter of 2023, including the 4th Gen EPYC™ 97X4 processors for cloud native computing and 4th Gen EPYC processors with AMD 3D V-Cache™ technology for technical computing. We expanded our commercial portfolio with AMD Ryzen™ PRO 7040 Series Mobile processors to bring advanced and power efficient x86 processors to business notebooks and mobile workstations. We also announced the availability of AMD Ryzen and Athlon™ 7020 C-Series processors for personal and professional Chromebooks. We introduced the AMD Radeon™ PRO W7000 Series graphic cards for workstations based on our advanced chiplet design, and our AMD Radeon RX 7600 graphics card, optimized to provide next-generation, high performance 1080p gaming, streaming and content creation. For handheld PC gaming consoles, we introduced the AMD Ryzen Z1 Series processors, and we bolstered our embedded portfolio with the AMD Ryzen™ Embedded 5000 Series processors for networking solutions designed for enterprise reliability needed by security and networking customers. We announced the AMD Versal™ Premium VP1902 adaptive SoC designed to help chipmakers streamline the verification of application-specific integrated circuits (ASICs) and SoC designs.
As of July 1, 2023 our cash, cash equivalents and short-term investments were $6.3 billion compared to $5.9 billion as of December 31, 2022. The increase in cash, cash equivalents and short-term investments was primarily driven by cash generated from operating activities.
During the six months ended July 1, 2023, we generated $865 million of cash from operating activities, and returned $241 million to shareholders. We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). As of July 1, 2023, $6.3 billion remains available for future stock repurchases under our Repurchase Program.
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
Management believes there have been no significant changes for the three and six months ended July 1, 2023 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(In millions)
Net revenue:
Data Center	$1,321	$1,486	$2,616	$2,779
Client	998	2,152	1,737	4,276
Gaming	1,581	1,655	3,338	3,530
Embedded	1,459	1,257	3,021	1,852
Total net revenue	$5,359	$6,550	$10,712	$12,437
Operating income (loss):
Data Center	$147	$472	$295	$899
Client	(69)	676	(241)	1,368
Gaming	225	187	539	545
Embedded	757	641	1,555	918
All Other	(1,080)	(1,450)	(2,313)	(2,253)
Total operating income (loss)	$(20)	$526	$(165)	$1,477
Data Center
Data Center net revenue of $1.3 billion for the three months ended July 1, 2023 decreased by 11%, compared to net revenue of $1.5 billion for the prior year period primarily due to lower sales of EPYC server processors resulting from lower enterprise demand.
Data Center net revenue of $2.6 billion for the six months ended July 1, 2023 decreased by 6%, compared to net revenue of $2.8 billion for the prior year period primarily due to lower enterprise server processor sales, partially offset by higher sales of EPYC processors to cloud customers.

Data Center operating income was $147 million for the three months ended July 1, 2023, compared to operating income of $472 million for the prior year period. Data Center operating income was $295 million for the six months ended July 1, 2023, compared to operating income of $899 million for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue and increased R&D investment.
Client
Client net revenue of $998 million for the three months ended July 1, 2023 decreased by 54%, compared to net revenue of $2.2 billion for the prior year period, primarily due to lower Client processor sales driven by a 22% decrease in average selling price and a 42% decrease in unit shipments. Client net revenue of $1.7 billion for the six months ended July 1, 2023 decreased by 59%, compared to net revenue of $4.3 billion for the prior year period, primarily due to lower Client processor sales driven by a 24% decrease in average selling price and a 49% decrease in unit shipments. The decrease in shipments and average selling price in both periods resulted from a weaker PC market and inventory correction across the PC supply chain.
Client operating loss was $69 million for the three months ended July 1, 2023, compared to operating income of $676 million for the prior year period. Client operating loss was $241 million for the six months ended July 1, 2023, compared to operating income of $1.4 billion for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
Gaming
Gaming net revenue of $1.6 billion for the three months ended July 1, 2023 decreased by 4%, compared to net revenue of $1.7 billion for the prior year period. Gaming net revenue of $3.3 billion for the six months ended July 1, 2023 decreased by 5%, compared to net revenue of $3.5 billion for the prior year period. The decrease in net revenue for both periods was due to lower gaming graphics revenue, partially offset by higher semi-custom revenue.
Gaming operating income was $225 million for the three months ended July 1, 2023, compared to operating income of $187 million for the prior year period. The increase in operating income was primarily driven by higher semi-custom revenue.
Gaming operating income was $539 million for the six months ended July 1, 2023, compared to operating income of $545 million for the prior year period. The decrease in operating income was primarily due to higher operating expenses.
Embedded
Embedded net revenue of $1.5 billion for the three months ended July 1, 2023 increased by 16%, compared to net revenue of $1.3 billion. The increase in net revenue was primarily driven by higher product revenue across multiple end markets.
Embedded net revenue of $3.0 billion for the six months ended July 1, 2023 increased by 63%, compared to net revenue of $1.9 billion for the prior year period. The increase in net revenue was primarily driven by the inclusion of embedded product revenue from Xilinx, Inc. (Xilinx) for the full six months period in 2023 as compared to a partial period from February 14, 2022 (the Xilinx Acquisition Date) in the prior year period.
Embedded operating income was $757 million for the three months ended July 1, 2023, compared to operating income of $641 million for the prior year period, primarily driven by higher revenue.
Embedded operating income was $1.6 billion for the six months ended July 1, 2023, compared to operating income of $918 million for the prior year period. The increase in operating income was primarily driven by the inclusion of Xilinx for the full six months period as compared to a partial period from the Xilinx Acquisition Date in the prior year period.

All Other
All Other operating loss of $1.1 billion for the three months ended July 1, 2023 primarily consisted of $693 million of amortization of acquisition-related intangibles, $348 million of stock-based compensation expense, and $34 million of acquisition-related costs. All Other operating loss of $1.5 billion for the prior year period primarily consisted of $1 billion of amortization of acquisition-related intangibles, $292 million of stock-based compensation expense, and $141 million of acquisition-related costs.
All Other operating loss of $2.3 billion for the six months ended July 1, 2023 primarily consisted of $1.5 billion of amortization of acquisition-related intangibles, $657 million of stock-based compensation expense, and $145 million of acquisition-related costs. All Other operating loss of $2.3 billion for the prior year period primarily consisted of $1.5 billion of amortization of acquisition-related intangibles, $491 million of stock-based compensation expense, $349 million of acquisition-related costs, and $89 million of licensing gain.
Acquisition-related costs primarily include transaction costs, depreciation related to the Xilinx fixed assets fair value step-up adjustment, certain compensation charges, and contract termination costs.
International Sales
International sales as a percentage of net revenue were 66% and 70% for the three months ended July 1, 2023 and June 25, 2022, respectively. International sales as a percentage of net revenue were 67% and 70% for the six months ended July 1, 2023 and June 25, 2022, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Net revenue	$5,359	$6,550	$10,712	$12,437
Cost of sales	2,704	3,115	5,393	5,998
Amortization of acquisition-related intangibles	212	407	517	593
Gross profit	2,443	3,028	4,802	5,846
Gross margin	46%	46%	45%	47%
Research and development	1,443	1,300	2,854	2,360
Marketing, general and administrative	547	592	1,132	1,189
Amortization of acquisition-related intangibles	481	616	999	909
Licensing gain	(8)	(6)	(18)	(89)
Interest expense	(28)	(25)	(53)	(38)
Other income (expense), net	46	(4)	89	(46)
Income tax provision (benefit)	(23)	54	(10)	167
Equity income in investee	6	4	7	7
Gross Margin
Gross margin remained at 46% for the three months ended July 1, 2023 and June 25, 2022 due to lower Client segment performance which was primarily offset by higher Embedded segment performance and lower amortization of acquisition-related intangible assets.

Gross margin was 45% and 47% for the six months ended July 1, 2023 and June 25, 2022, respectively. The decrease in gross margin was primarily due to lower Client segment performance, partially offset by higher Embedded segment performance.
Expenses
Research and Development Expenses
Research and development expenses of $1.4 billion for the three months ended July 1, 2023 increased by $143 million, or 11%, compared to $1.3 billion for the prior year period. Research and development expenses of $2.9 billion for the six months ended July 1, 2023 increased by $494 million, or 21%, compared to $2.4 billion for the prior year period. The increase in both periods was primarily driven by an increase in headcount.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $547 million for the three months ended July 1, 2023 decreased by $45 million, or 8%, compared to $592 million for the prior year period. Marketing, general and administrative expenses of $1.1 billion for the six months ended July 1, 2023 decreased by $57 million, or 5%, compared to $1.2 billion for the prior year period. The decrease in both periods was primarily due to a decrease in acquisition-related costs.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $693 million for the three months ended July 1, 2023 decreased by $330 million, or 32%, compared to $1.0 billion for the prior year period. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the first half of the current fiscal year.
Amortization of acquisition-related intangibles of $1.5 billion for the six months ended July 1, 2023 remained flat compared to amortization for the prior year period.
Licensing Gain
During the three and six months ended July 1, 2023, we recognized $8 million and $18 million of licensing gain from royalty income associated with certain intellectual property licensed to two joint ventures in which we have an equity interest in with Higon Information Technology Co., Ltd., a third-party Chinese entity (Licensed IP). During the three and six months ended June 25, 2022, we recognized $6 million of licensing gain from royalty income and $89 million of licensing gain from a milestone achievement and royalty income associated with the Licensed IP.
Interest Expense
Interest expense for the three and six months ended July 1, 2023 was $28 million and $53 million, respectively, compared to $25 million and $38 million, respectively, for the prior year period. The increase was primarily due to interest expense from the 3.924% Senior Notes Due 2032 (3.924% Notes) and the 4.393% Senior Notes Due 2052 (4.393% Notes) that were issued in June 2022.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income, net for the three and six months ended July 1, 2023 was $46 million and $89 million, respectively, primarily due to interest income driven by rising interest rates. Other expense, net for the prior year period was $4 million and $46 million, respectively, primarily due to a decrease in the fair value of equity investments.
Income Tax Provision (Benefit)
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.

We recorded an income tax benefit of $23 million and $10 million for the three and six months ended July 1, 2023, respectively, representing effective tax rates of (511.4)% and 8.0%, respectively. We recorded the tax effects of stock-based compensation, uncertain tax positions, and other items discrete to the period resulting in income tax benefit of $34 million and $12 million for the three and six months ended July 1, 2023, respectively. These discrete items had a disproportionate impact on our effective tax rate for the three months ended July 1, 2023 because our pre-tax income was close to break-even for the period. For the six months ended July 1, 2023, the impact of tax items discrete to the period was not material to the total tax expense or the effective tax rate.
We recorded an income tax provision of $54 million and $167 million for the three and six months ended June 25, 2022, representing effective tax rates of 10.8% and 11.9%, respectively. For the three and six months ended June 25, 2022, the impact of tax items discrete to the periods was not material to the total tax expense or the effective tax rate.
The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended July 1, 2023 and June 25, 2022 was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development tax credits.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of July 1, 2023 and December 31, 2022, our cash, cash equivalents and short-term investments were $6.3 billion. The percentage of cash, cash equivalents and short-term investments held domestically as of July 1, 2023 and December 31, 2022 were 79% and 81%, respectively.
Our operating, investing and financing activities for the six months ended July 1, 2023 compared to the prior year period are as described below:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(In millions)
Net cash provided by (used in):
Operating activities	$865	$2,033
Investing activities	(1,675)	2,230
Financing activities	(184)	(1,834)
Net (decrease) increase in cash and cash equivalents	$(994)	$2,429
We have $3.0 billion available under an unsecured revolving credit agreement (Revolving Credit Agreement) that expires on April 29, 2027. No funds were drawn from this credit facility during the six months ended July 1, 2023.
We also have a commercial paper program where we may issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We did not issue any commercial paper during the six months ended July 1, 2023.
As of July 1, 2023, our principal debt obligations were $2.5 billion, which primarily included $1.5 billion of the Assumed Xilinx Notes and $1.0 billion of 3.924% Notes and 4.393% Notes. Our 2.95% Assumed Xilinx Notes with a principal amount of $750 million are due in June 2024.
As of July 1, 2023, we had unconditional purchase commitments of approximately $6.3 billion, of which $3.9 billion are for the remainder of fiscal year 2023. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
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
Net cash provided by operating activities was $865 million in the six months ended July 1, 2023, primarily due to our net loss of $112 million, adjusted for non-cash and non-operating charges of $1.9 billion and net cash outflows of $1.0 billion from changes in our operating assets and liabilities. The primary driver of the change in operating assets and liabilities was a $796 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process technology nodes, and a $237 million increase in prepaid expenses and other assets primarily driven by the purchase of technology licenses, partially offset by a $309 million increase in accounts payable due to the timing of payments.
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
Investing Activities
Net cash used in investing activities was $1.7 billion for the six months ended July 1, 2023 which primarily consisted of cash used in the purchases of short-term investments of $2.8 billion and purchases of property and equipment of $283 million, partially offset by $1.4 billion of proceeds from the maturity and sale of short-term investments.
Net cash provided by investing activities was $2.2 billion for the six months ended June 25, 2022 which primarily consisted of $2.4 billion of cash received from Xilinx and $2.2 billion of proceeds from the maturity of short-term investments, partially offset by cash used in the acquisition of Pensando Systems, Inc. of $1.6 billion, purchases of short-term investments of $620 million and purchases of property and equipment of $203 million.
Financing Activities
Net cash used in financing activities was $184 million for the six months ended July 1, 2023, which primarily consisted of common stock repurchases of $241 million and repurchases for tax withholding on employee equity plans of $87 million, partially offset by a cash inflow of $144 million from issuance of common stock under our employee equity plans.
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
As of July 1, 2023, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the first half of fiscal year 2023, we completed the initial phase of the implementation of our new enterprise resource planning (ERP) system to help us manage our operations and financial reporting. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following the initial phase of the implementation, the changes to our control environment were validated according to our established processes and our internal controls over financial reporting continued to operate as designed.
As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate whether they materially affect our internal control over financial reporting.
There were no other changes in our internal controls over financial reporting for the three months ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. Our Client segment revenue is focused on the consumer desktop and notebook PC segments, which since the second half of 2022 has experienced a decline as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products.
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
The effects of the COVID-19 pandemic and public health measures implemented by government authorities to contain the virus have disrupted and may continue to disrupt our business operations and practices, as well those of our customers, partners, vendors and suppliers. While the exceptional COVID-19 related challenges that the global supply chain has experienced have mostly subsided, disruptions to our supply chain or to our customers’ supply chains as a result of COVID-19 could have a material adverse effect on our business.
If there are further waves of the virus, health measures may be reimplemented and we may need to limit operations or modify our business practices in a manner that may adversely impact our business and operations. If our employees are not able to perform their job duties, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. The extent to which COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are unpredictable and highly uncertain, including the severity, duration and resurgence of the pandemic and the measures taken to contain the virus.
The markets in which our products are sold are highly competitive.
The markets in which our products are sold are highly competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as artificial intelligence (AI)), energy efficiency (including power consumption and battery life), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel is expanding its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing markets, which may negatively impact our ability to compete in these computing markets, and Nvidia has added an ARM CPU offering which adds competition in the CPU market. Also, increased adoption of ARM-based semiconductor designs could lead to further growth and development of the ARM ecosystem. While we see significant opportunity in AI, we expect intense competition from companies such as Nvidia in the supply of GPUs and other accelerators for AI.
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
From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. For example, in August 2022, the United States government enacted the Creating Helpful Incentives to Produce Semiconductors for America (CHIPS) and Science Act of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.
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
We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and this agreement is in place through 2025. GF will provide a minimum annual capacity allocation to us for years 2022 through 2025 and we have corresponding annual wafer purchase targets. If we do not meet the annual wafer purchase target for any of these years, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for that year. AMD and GF also have agreed to wafer pricing through 2025, and we are obligated to pre-pay GF certain amounts for those wafers in 2023. We do not have any exclusivity commitments with GF, and we have full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. If GF fails to meet its minimum annual capacity allocation obligations, we could experience significant delays in the shipment of our products, which could have a material adverse effect on our business.
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
We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of IC packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. If we are unable to procure a stable supply of memory, equipment, materials or substrates on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, a decrease in customer demand could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Because some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one equipment or materials supplier for another. From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party manufacturers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
Failure to achieve expected manufacturing yields for our products could negatively impact our financial results.
Semiconductor manufacturing yields are a result of product design, process technology and packaging technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, packaging technology failures, process technology failures or a combination of some or all of these. Our third-party manufacturers are responsible for the process technologies used to fabricate silicon wafers. If our third-party manufacturers experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or we may experience product delivery delays. We cannot be certain that our third-party manufacturers will be able to develop, expand, obtain or successfully implement leading-edge manufacturing process or packaging technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when our third-party manufacturers are implementing new process or packaging technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we are presently focusing our 7 nm and lower product microprocessor and GPU portfolio on TSMC’s processes. If TSMC is not able to manufacture wafers for our products at 7 nm or smaller nodes in sufficient quantities to meet customer demand, it could have a material adverse effect on our business. Moreover, we rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes for our IC products. Therefore, the foundries, particularly TSMC which manufactures our newest IC products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors, product features preferences or requirements, consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our AI Platform strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are increasingly building AI capabilities into our products, but if we fail to develop and timely offer such products and technologies or keep pace with the product offerings of our competitors, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and do not always succeed. We may incur significant costs, resources, investments, delays and not achieve a return on investment or capitalize on the opportunities presented by AI. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is unknown.
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
In the ordinary course of our business, we maintain sensitive data on our information technology (IT) assets, and also may maintain sensitive information on our business partners’ and third-party providers’ IT assets, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Maintaining the security of this information is important to our business and reputation. AMD and companies like AMD and our vendors and customers have been increasingly subject to cybersecurity attempts and threats. The increased prevalence of work-from-home arrangements at AMD and our providers has presented additional operational risks and cybersecurity attack vectors to our IT systems. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker or insider threat to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber threats have and may come into our network through malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or those of a third party that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyber-attacks have and may come into our IT system through the compromise of our users’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent and have and may cause a disruption to our business. As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. It also may not be possible to determine the root cause of such incidents or mitigate quickly enough to stop an attack. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information or personally identifiable information (PII). Cyber-attacks on us or our customers, business partners or third-party providers have and could disrupt business operations, such as the occurrence of remediation costs, product development delays, and the diversion of management’s attention and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
We also maintain confidential and PII about our workers and consumers. The confidentiality and integrity of our worker and consumer data is important to our business and our workers and consumers have a high expectation that we adequately protect their personal information. In addition, many governments have enacted laws around personally identifiable information, such as the European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), and failure to comply or a breach of PII could result in sanctions or other actions by the governments or litigation by other entities.

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
We are currently upgrading our enterprise resource planning (ERP) system to help us manage our operations and financial reporting and during the first half of fiscal year 2023, we completed the initial phase of the implementation. The implementation of a new ERP system is a major undertaking and poses several challenges, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new ERP system may include disruptions to business continuity, difficulty in maintaining effective internal controls, administrative and technical problems, interruptions or delays in sales processes, expenditure overruns, and data migration issues. If we do not properly address or mitigate these issues it could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Moreover, once our ERP system is upgraded, it may not operate as we expect it to and cause disruption to our operations. There are no assurances that our new ERP system will be successfully implemented and the failure to do so could have a material adverse effect on our business.
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
We market and sell our products directly and through third-party distributors and AIB partners pursuant to agreements that can generally be terminated for convenience by either party upon prior notice. These agreements are non-exclusive and permit both our distributors and AIB partners to offer our competitors’ products. We are dependent on our distributors and AIB partners to supplement our direct marketing and sales efforts. If any significant distributor or AIB partner or a substantial number of our distributors or AIB partners terminated their relationship with us, decided to market our competitors’ products over our products or decided not to market our products at all, our ability to bring our products to market would be impacted and we would be materially adversely affected. We extend credit to certain of our distributors and AIB partners. If we are unable to collect accounts receivable from our significant distributors and/or AIB partners or incur higher allowances for credit losses, it could have a material adverse effect on our business. If we are unable to manage the risks related to the use of our third-party distributors and AIB partners or offer appropriate incentives to focus them on the sale of our products, our business could be materially adversely affected.
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
We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, the Bureau of Industry and Security (BIS) of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and more regulations targeted to advanced computing, semiconductor manufacturing, and emerging technologies such as AI. Further, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Additionally, BIS has issued new requirements that prevent us from shipping our AMD Instinct™ MI250 and MI250X integrated circuits to China without a license. BIS may issue new licensing requirements and regulatory controls in the future. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all.
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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Co-operation and Development (OECD) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar 2. While it is uncertain if these proposals will be enacted into law in the U.S. or other countries in which we operate, it is possible that such proposals as adopted by countries could increase our tax uncertainty and may adversely affect our provision for income taxes.
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
We cannot be certain that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.
Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. A number of jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.
We incur costs associated with complying with conflict minerals reporting requirements to our customers and the SEC. In addition to the SEC regulation, the EU, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Customers are increasingly seeking information about the source of minerals used in our supply chain beyond those addressed in laws and regulations. Given the complexity of mineral supply chains, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy customers who require that all of the components of our products be certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.
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
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.
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
We also have an unsecured revolving credit facility in the aggregate principal amount of $3.0 billion (Revolving Credit Agreement). Our Revolving Credit Agreement contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). In addition, our Revolving Credit Agreement requires us to maintain a minimum consolidated interest coverage ratio at the end of each fiscal quarter. The agreement governing our convertible notes and our Revolving Credit Agreement contains provisions whereby a payment default or acceleration under certain agreements with respect to other material indebtedness would result in cross defaults under our convertible indenture or the Revolving Credit Agreement and allow note holders or the lenders under our Revolving Credit Agreement to declare all amounts outstanding under certain of our indentures or the Revolving Credit Agreement to be immediately due and payable. If the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
Our total debt principal amount outstanding as of July 1, 2023 was $2.5 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 66% for the three months ended July 1, 2023. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.
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
In addition, many governments have enacted laws around PII, such as the GDPR and the CCPA, and the failure to comply could result in sanctions or other actions by the governments. The GDPR imposes significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance.
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

Any of the above risks, should they occur, could result in increased costs, shipment delays, general business interruptions, the inability to obtain, or delays in obtaining export licenses for certain technology, penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to international customers, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). As of July 1, 2023, $6.3 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). We expect to fund repurchases through cash generated from operations. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the three months ended July 1, 2023:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Apr 2, 2023 - Apr 29, 2023	—	$—	—	$6,299
Apr 30, 2023 - May 27, 2023	3,100	$84.92	3,100	$6,299
May 28, 2023 - Jul 1, 2023	—	$—	—	$6,299
Total	3,100
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended July 1, 2023, we paid $68 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.6 million shares of common stock from employees in connection with such net share settlement at an average price of $112.55 per share. These shares may be deemed to be “issuer purchases” of shares.

 ITEM 6. EXHIBITS

*10.1	Form of Stock Option Award Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan.
*10.2	Form of Restricted Stock Unit Grant Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan.
*10.3	Form of Performance-Based Restricted Stock Unit Grant Notice for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_____________________
*Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 2, 2023	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer