Form 10-Q
period 2023-09-30
ADVANCED MICRO DEVICES INC
filed 2023-11-01
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 27, 2023: 1,615,498,891

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions, except per share amounts)
Net revenue	$5,800	$5,565	$16,512	$18,002
Cost of sales	2,843	2,799	8,236	8,797
Amortization of acquisition-related intangibles	210	412	727	1,005
Total cost of sales	3,053	3,211	8,963	9,802
Gross profit	2,747	2,354	7,549	8,200

Research and development	1,507	1,279	4,361	3,639
Marketing, general and administrative	576	557	1,708	1,746
Amortization of acquisition-related intangibles	450	590	1,449	1,499
Licensing gain	(10)	(8)	(28)	(97)
Operating income (loss)	224	(64)	59	1,413

Interest expense	(26)	(31)	(79)	(69)
Other income (expense), net	59	22	148	(24)
Income (loss) before income taxes and equity income	257	(73)	128	1,320

Income tax provision (benefit)	(39)	(135)	(49)	32
Equity income in investee	3	4	10	11
Net income	$299	$66	$187	$1,299

Earnings per share
Basic	$0.18	$0.04	$0.12	$0.84
Diluted	$0.18	$0.04	$0.11	$0.84
Shares used in per share calculation
Basic	1,616	1,615	1,613	1,542
Diluted	1,629	1,625	1,625	1,555
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Net income	$299	$66	$187	$1,299
Other comprehensive loss, net of tax:
Net change in unrealized gains on cash flow hedges	(18)	(55)	(9)	(85)
Total comprehensive income	$281	$11	$178	$1,214
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,561	$4,835
Short-term investments	2,224	1,020
Accounts receivable, net	5,054	4,126
Inventories	4,445	3,771
Receivables from related parties	1	2
Prepaid expenses and other current assets	1,403	1,265
Total current assets	16,688	15,019
Property and equipment, net	1,566	1,513
Operating lease right-of-use assets	507	460
Goodwill	24,186	24,177
Acquisition-related intangibles, net	21,950	24,118
Investment: equity method	93	83
Deferred tax assets	76	58
Other non-current assets	2,560	2,152
Total assets	$67,626	$67,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,245	$2,493
Payables to related parties	325	463
Accrued liabilities	3,376	3,077
Current portion of long-term debt, net	752	—
Other current liabilities	929	336
Total current liabilities	7,627	6,369
Long-term debt	1,715	2,467
Long-term operating lease liabilities	395	396
Deferred tax liabilities	1,152	1,934
Other long-term liabilities	1,767	1,664
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,660 and 1,645; shares outstanding: 1,615 and 1,612	17	16
Additional paid-in capital	59,182	58,005
Treasury stock, at cost (shares held: 45 and 33)	(4,235)	(3,099)
Retained earnings (Accumulated deficit)	56	(131)
Accumulated other comprehensive loss	(50)	(41)
Total stockholders’ equity	54,970	54,750
Total liabilities and stockholders’ equity	$67,626	$67,580

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(In millions)
Cash flows from operating activities:
Net income	$187	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,654	2,954
Stock-based compensation	1,010	766
Amortization of operating lease right-of-use assets	73	63
Amortization of inventory fair value adjustment	3	187
Loss on sale or disposal of property and equipment	10	15
Deferred income taxes	(800)	(1,328)
(Gain) loss on equity investments, net	(1)	57
Other	(43)	(9)
Changes in operating assets and liabilities
Accounts receivable, net	(929)	(1,301)
Inventories	(674)	(997)
Receivables from related parties	1	(1)
Prepaid expenses and other assets	(380)	(825)
Payables to related parties	(137)	313
Accounts payable	(238)	811
Accrued and other liabilities	550	994
Net cash provided by operating activities	1,286	2,998
Cash flows from investing activities:
Purchases of property and equipment	(407)	(326)
Purchases of short-term investments	(3,312)	(2,399)
Proceeds from maturity of short-term investments	1,917	2,864
Proceeds from sale of short-term investments	248	—
Cash received from acquisition of Xilinx	—	2,366
Acquisitions, net of cash acquired	(14)	(1,558)
Other	(5)	(15)
Net cash provided by (used in) investing activities	(1,573)	932
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	991
Repayment of debt	—	(312)
Proceeds from sales of common stock through employee equity plans	148	79
Repurchases of common stock	(752)	(3,452)
Common stock repurchases for tax withholding on employee equity plans	(382)	(371)
Other	(1)	(2)
Net cash used in financing activities	(987)	(3,067)
Net increase (decrease) in cash and cash equivalents	(1,274)	863
Cash and cash equivalents at beginning of period	4,835	2,535
Cash and cash equivalents at end of period	$3,561	$3,398

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2023	September 24, 2022
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$34	$584
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$113	$122
Issuance of common stock and treasury stock for the acquisition of Xilinx	$—	$48,514
Fair value of replacement share-based awards related to acquisition of Xilinx	$—	$275
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$121	$119

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$16	$16	$16	$12
Common stock issued under employee equity plans	1	—	1	—
Issuance of common stock as consideration for acquisition	—	—	—	4
Balance, end of period	$17	$16	$17	$16
Additional paid-in capital
Balance, beginning of period	$58,825	$57,297	$58,005	$11,069
Common stock issued under employee equity plans	4	1	153	79
Stock-based compensation	353	275	1,010	765
Issuance of common stock to settle convertible debt	—	—	1	—
Issuance of common stock as consideration for acquisition	—	—	—	45,372
Fair value of replacement share-based awards related to acquisition	—	—	—	275
Issuance of common stock warrants	—	8	13	21
Balance, end of period	$59,182	$57,581	$59,182	$57,581
Treasury stock
Balance, beginning of period	$(3,430)	$(1,893)	$(3,099)	$(2,130)
Repurchases of common stock	(511)	(617)	(752)	(3,452)
Common stock repurchases for tax withholding on employee equity plans	(294)	(305)	(384)	(371)
Reissuance of treasury stock as consideration for acquisition	—	—	—	3,138
Balance, end of period	$(4,235)	$(2,815)	$(4,235)	$(2,815)

Retained earnings (Accumulated deficit):
Balance, beginning of period	$(243)	$(218)	$(131)	$(1,451)
Net income	299	66	187	1,299
Balance, end of period	$56	$(152)	$56	$(152)

Accumulated other comprehensive loss:
Balance, beginning of period	$(32)	$(33)	$(41)	$(3)
Other comprehensive loss	(18)	(55)	(9)	(85)
Balance, end of period	$(50)	$(88)	$(50)	$(88)

Total stockholders' equity	$54,970	$54,542	$54,970	$54,542
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 30, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 30, 2023 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and nine months ended September 30, 2023 and September 24, 2022 each consisted of 13 and 39 weeks, respectively.
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
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of September 30, 2023 and December 31, 2022, Accounts receivable, net included unbilled accounts receivable of $1.1 billion for both periods. Unbilled accounts receivable primarily represents work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	September 30, 2023	December 31, 2022
	(In millions)
Raw materials	$245	$231
Work in process	3,270	2,648
Finished goods	930	892
Total inventories	$4,445	$3,771

Prepaid Expenses and Other Current Assets	September 30, 2023	December 31, 2022
	(In millions)
Prepaid supply agreements	$913	$673
Other	490	592
Total prepaid expenses and other current assets	$1,403	$1,265
Prepaid supply agreements relate to the short-term portion of payments made to vendors to secure long-term supply capacity.

Property and Equipment, net	September 30, 2023	December 31, 2022
	(In millions)
Land, building and leasehold improvements	$800	$714
Equipment	2,295	2,163
Construction in progress	201	143
Property and equipment, gross	3,296	3,020
Accumulated depreciation	(1,730)	(1,507)
Total property and equipment, net	$1,566	$1,513

Accrued Liabilities	September 30, 2023	December 31, 2022
	(In millions)
Accrued marketing programs	$896	$876
Accrued compensation and benefits	871	701
Customer program liabilities	723	859
Other accrued liabilities	886	641
Total accrued liabilities	$3,376	$3,077

Other Current Liabilities	September 30, 2023	December 31, 2022
	(In millions)
Tax liabilities	$769	$156
Other current liabilities	160	180
Total other current liabilities	$929	$336
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of September 30, 2023, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $192 million, of which $129 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for 25% and 27% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively and 30% and 24% of the Company’s revenue for the three and nine months ended September 24, 2022, respectively.

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
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related costs and licensing gain. Acquisition-related costs primarily include transaction costs, purchase price adjustments for inventory, certain compensation charges, contract termination and workforce rebalancing charges.
The following table provides a summary of net revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Net revenue:
Data Center	$1,598	$1,609	$4,214	$4,388
Client	1,453	1,022	3,190	5,298
Gaming	1,506	1,631	4,844	5,161
Embedded	1,243	1,303	4,264	3,155
Total net revenue	$5,800	$5,565	$16,512	$18,002
Operating income (loss):
Data Center	$306	$505	$601	$1,404
Client	140	(26)	(101)	1,342
Gaming	208	142	747	687
Embedded	612	635	2,167	1,553
All Other(1)	(1,042)	(1,320)	(3,355)	(3,573)
Total operating income (loss)	$224	$(64)	$59	$1,413

(1)
For the three and nine months ended September 30, 2023, all other operating losses primarily included $660 million and $2.2 billion of amortization of acquisition-related intangibles, $353 million and $1.0 billion of stock-based compensation expense and $39 million and $184 million of acquisition-related costs, respectively.
For the three and nine months ended September 24, 2022, all other operating losses primarily included $1.0 billion and $2.5 billion of amortization of acquisition-related intangibles, $275 million and $766 million of stock-based compensation expense and $51 million and $400 million of acquisition-related costs, respectively.

NOTE 5 – Acquisition-related Intangible Assets

Xilinx Acquisition

On February 14, 2022, the Company completed the acquisition of Xilinx for a total purchase consideration of $48.8 billion. The Company allocated the purchase price to $27.3 billion of identified intangible assets and $1.3 billion of net liabilities, with the excess purchase price of $22.8 billion recorded as goodwill.

Pensando Acquisition

On May 26, 2022, the Company completed the acquisition of Pensando Systems, Inc. (Pensando) for a total purchase consideration of $1.7 billion. The Company allocated the purchase price to 349 million of identified intangible assets and 208 million of other net assets, with the excess purchase price of $1.1 billion recorded as goodwill.

Acquisition-related Intangible Assets

Acquisition-related intangibles were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$12,372	$(1,368)	$11,004	$12,360	$(738)	$11,622
Customer relationships	12,324	(3,355)	8,969	12,324	(1,973)	10,351
Customer backlog	809	(809)	—	809	(712)	97
Corporate trade name	65	(65)	—	65	(57)	8
Product trademarks	914	(127)	787	914	(68)	846
Identified intangible assets subject to amortization	26,484	(5,724)	20,760	26,472	(3,548)	22,924
IPR&D not subject to amortization	1,190	—	1,190	1,194	—	1,194
Total acquisition-related intangible assets	$27,674	$(5,724)	$21,950	$27,666	$(3,548)	$24,118
Acquisition-related intangible amortization expense was $660 million and $2.2 billion for the three and nine months ended September 30, 2023, respectively.
Acquisition-related intangible amortization expense was $1.0 billion and $2.5 billion for the three and nine months ended September 24, 2022, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 30, 2023, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2023	$630
2024	2,290
2025	2,065
2026	1,954
2027	1,844
2028 and thereafter	11,977
Total	$20,760

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
The Company’s purchases from the ATMP JV during the three and nine months ended September 30, 2023 amounted to $448 million and $1.2 billion, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 24, 2022 amounted to $455 million and $1.2 billion, respectively. As of September 30, 2023 and December 31, 2022, the amounts payable to the ATMP JV were $325 million and $463 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and nine months ended September 30, 2023 amounted to $2 million and $5 million, respectively. The Company’s resales to the ATMP JV during the three and nine months ended September 24, 2022 amounted to $5 million and $13 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had receivables from the ATMP JV of $1 million and $2 million, respectively, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and nine months ended September 30, 2023, the Company recorded a gain of $3 million and $10 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. During the three and nine months ended September 24, 2022, the Company recorded a gain of $4 million and $11 million, respectively, in Equity income in investee on its condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in the ATMP JV was $93 million and $83 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both September 30, 2023 and December 31, 2022, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During the three and nine months ended September 30, 2023, the Company recognized $10 million and $28 million of licensing gain from royalty income associated with Licensed IP, respectively. During the three and nine months ended September 24, 2022, the Company recognized $8 million of licensing gain from royalty income and $97 million of licensing gain from a milestone achievement and royalty income, respectively. As of both September 30, 2023 and December 31, 2022, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.

NOTE 7 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(In millions)
2.95% Senior Notes Due 2024 (2.95% Notes)	$750	$750
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	—	1
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	2,500	2,501
Unamortized debt premium, discount and issuance costs, net	(33)	(34)
Total debt (net)	2,467	2,467
Less: current portion of long-term debt (principal amount)	(750)	—
Less: unamortized debt premium related to current portion of debt	(2)	—
Total long-term debt	$1,715	$2,467
2.95% Senior Notes Due 2024 and 2.375% Senior Notes Due 2030
The 2.95% Notes and 2.375% Notes, which were assumed from the acquisition of Xilinx, are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1. The indentures governing the 2.95% Notes and 2.375% Notes contain various covenants which limit the Company’s ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to another person.
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
On June 9, 2022, the Company issued $1.0 billion in aggregate principal amount of 3.924% Notes and 4.393% Notes. The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2022. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee. As of September 30, 2023, the outstanding aggregate principal amount of the 3.924% Notes and 4.393% Notes was $1.0 billion.
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
2.125% Convertible Senior Notes Due 2026
During the nine months ended September 30, 2023 and September 24, 2022, the activity on the 2.125% Notes was immaterial.

Future Debt Payment Obligations
As of September 30, 2023, the Company’s future principal debt payment obligations were as follows:

Fiscal Year	(In millions)
2024	$750
2028 and thereafter	1,750
Total	$2,500
Revolving Credit Facility
The Company has $3.0 billion available under a revolving credit agreement, as amended, that expires on April 29, 2027 (Revolving Credit Agreement). As of September 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Agreement. Revolving loans under the Revolving Credit Agreement can be either Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR plus a margin between 0.625% and 1.250%. Each Base Rate Loan will bear interest equal to the Base Rate plus a margin between 0.000% and 0.250%. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions. The Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and its subsidiaries. As of September 30, 2023, the Company was in compliance with these covenants.
Commercial Paper
On November 3, 2022, the Company established a commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. As of September 30, 2023, the Company had no commercial paper outstanding.
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 30, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,711	$—	$1,711	$3,017	$—	$3,017
Commercial paper	—	822	822	—	224	224
U.S. Treasury and agency securities	229	—	229	—	—	—
Time deposits and certificate of deposits	—	212	212	—	159	159
Foreign government securities	—	47	47	—	—	—
Short-term investments
Commercial paper	—	464	464	—	441	441
Time deposits and certificates of deposits	—	7	7	—	—	—
Asset-backed and mortgage-backed securities	—	34	34	—	39	39
U.S. Treasury and agency securities	1,518	—	1,518	466	—	466
Foreign government securities	—	149	149	—	74	74
Equity investments	52	—	52	—	—	—
Other non-current assets
Time deposits and certificates of deposits	—	3	3	—	9	9
Equity investments	—	—	—	8	—	8
Deferred compensation plan investments	110	—	110	90	—	90
Total assets measured at fair value	$3,620	$1,738	$5,358	$3,581	$946	$4,527
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	September 30, 2023				December 31, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$37	$—	$(3)	$34	$42	$—	$(3)	$39
Commercial paper	1,286	—	—	1,286	669	—	(4)	665
Money market funds	1,711	—	—	1,711	3,017	—	—	3,017
Time deposits and certificates of deposits	219	—	—	219	159	—	—	159
U.S. Treasury and agency securities	1,750	—	(3)	1,747	471	—	(5)	466
Foreign government securities	196	—	—	196	74	—	—	74
Equity investments	50	2	—	52	—	—	—	—
	$5,249	$2	$(6)	$5,245	$4,432	$—	$(12)	$4,420
As of September 30, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of cash equivalents and investments classified as available-for-sale are as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$3,067	$3,063	$1,224	$1,218
Due in 1 year through 5 years	391	391	159	156
Due in 5 years and later	33	31	41	38
	$3,491	$3,485	$1,424	$1,412
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$752	$735	$—	$—
Long-term debt, net of current portion	$1,715	$1,483	$2,467	$2,281
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. As of September 30, 2023 and December 31, 2022, the Company had non-marketable securities in privately-held companies of $148 million and $137 million, respectively, that are recorded under Other non-current assets in the balance sheet. Impairment losses or observable price adjustments were not material during the three and nine months ended September 30, 2023 and September 24, 2022.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of September 30, 2023 and December 31, 2022, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.3 billion and $1.9 billion, respectively. The fair value of these contracts, recorded as a liability, was $38 million and $27 million as of September 30, 2023 and December 31, 2022, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 30, 2023 and December 31, 2022, the notional value of these outstanding contracts was $673 million and $485 million, respectively. The fair value of these contracts was not material as of September 30, 2023 and December 31, 2022.

NOTE 9 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$299	$66	$187	$1,299
Denominator
Basic weighted average shares	1,616	1,615	1,613	1,542
Potentially dilutive shares from employee equity plans and warrants	13	10	12	13
Diluted weighted average shares	1,629	1,625	1,625	1,555
Earnings per share:
Basic	$0.18	$0.04	$0.12	$0.84
Diluted	$0.18	$0.04	$0.11	$0.84
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 10 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Balance, beginning of period	1,614	1,612	1,612	1,207
Common stock issued in the acquisition of Xilinx	—	—	—	429
Common stock issued under employee equity plans	9	10	14	14
Common stock repurchases for tax withholding on equity awards	(3)	(3)	(4)	(5)
Issuance of common stock upon warrant exercise	—	—	1	—
Repurchases of common stock	(5)	(7)	(8)	(33)
Balance, end of period	1,615	1,612	1,615	1,612
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the three and nine months ended September 30, 2023, the Company returned $511 million and $752 million to shareholders through the repurchase of 5 million and 8 million shares of its common stock under the Repurchase Program, respectively. As of September 30, 2023, $5.8 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Cost of sales	$6	$8	$24	$20
Research and development	260	185	721	478
Marketing, general and administrative	87	82	265	268
Total	$353	$275	$1,010	$766
NOTE 11 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate for the three and nine months ended September 30, 2023 and September 24, 2022 was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development tax credits.
The Company recorded an income tax benefit of $39 million and $49 million for the three and nine months ended September 30, 2023, representing effective tax rates of (15.2)% and (35.8)%, respectively. The Company recorded the tax effects of stock-based compensation, uncertain tax positions, and other items discrete to the period resulting in income tax benefit of $17 million and $29 million for the three and nine months ended September 30, 2023, respectively.
The Company recorded an income tax benefit of $135 million and a provision of $32 million for the three and nine months ended September 24, 2022, representing effective tax rates of 195.7% and 2.4%, respectively. For the three and nine months ended September 24, 2022, the impact of tax items discrete to the periods was not material to the total tax expense or the effective tax rate.
As of September 30, 2023 and December 31, 2022, the Company had long-term income tax liabilities of $1.5 billion recorded under Other long-term liabilities in the balance sheet.
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

Total future unconditional purchase commitments as of September 30, 2023 were as follows:

Fiscal Year	(In millions)
Remainder of 2023	$2,426
2024	1,893
2025	343
2026	182
2027	51
2028 and thereafter	146
Total unconditional purchase commitments	$5,041
On an ongoing basis, the Company works with suppliers on timing of payments and deliveries of purchase commitments, taking into account business conditions.
Contingencies
During the quarterly period ended September 30, 2023, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 13 – Subsequent Events
On October 27, 2023, the Company renewed its lease agreement on approximately 444,000 sq. ft. facility in Austin, Texas for a lease term extending through September 2038. Total noncancelable lease payments under the new lease are approximately $232 million.

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
AMD, the AMD Arrow logo, Alveo, Athlon, EPYC, FidelityFX, Kria, Radeon, Ryzen, Versal, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a codename for an AMD architecture and is not a product name.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 30, 2023 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended September 30, 2023 was $5.8 billion, a 4% increase compared to the prior year period. The increase in net revenue was driven mainly by a 42% increase in Client segment revenue primarily due to higher Ryzen mobile processor sales as PC market conditions improved, partially offset by an 8% decrease in Gaming segment revenue primarily due to lower semi-custom product revenue, and a 5% decrease in Embedded segment revenue primarily due to lower sales in the communications market.
Gross margin for the three months ended September 30, 2023 was 47% compared to gross margin of 42% for the prior year period. The increase in gross margin was primarily driven by lower amortization of acquisition-related intangible assets, higher Client segment revenue and product mix.
Operating income for the three months ended September 30, 2023 was $224 million compared to operating loss of $64 million for the prior year period. Net income for the three months ended September 30, 2023 was $299 million compared to net income of $66 million for the prior year period. The increase in operating and net income was primarily driven by higher Client segment revenue and lower amortization of acquisition-related intangible assets.
We introduced a number of new products during the third quarter of 2023, including the new AMD Radeon™ PRO W7000 Series: the AMD Radeon PRO W7600 and AMD Radeon PRO W7500. We designed these workstation graphics cards for mainstream professional workflows. We also unveiled the AMD Radeon RX 7800 XT and Radeon RX 7700 XT graphics cards optimized to deliver high-performance and high-refresh 1440p gaming experiences along with AMD FidelityFX™ Super Resolution 3 designed to offer performance boosts in supported games. We announced the availability of the new AMD EPYC™ 8004 Series processors that bring the “Zen 4c” core into a purpose-built CPU, enabling hardware providers to create energy efficient and differentiated platforms. For our adaptive System-on-Modules (SOMs), we announced the addition of AMD Kria™ K24 SOM and KD240 Drives Starter Kit which offer power-efficient compute in a small factor and target cost-sensitive industrial and commercial edge applications. We also announced the AMD Alveo™ UL3524 accelerator card, a new fintech accelerator designed for ultra-low latency electronic trading applications providing execution performance at nanosecond speed.
As of September 30, 2023 our cash, cash equivalents and short-term investments were $5.8 billion compared to $5.9 billion as of December 31, 2022. During the nine months ended September 30, 2023, we generated $1.3 billion of cash from operating activities, and returned $752 million to shareholders through our stock repurchase program. We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program), of which $5.8 billion remains available for future stock repurchases as of September 30, 2023.
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
Management believes there have been no significant changes for the three and nine months ended September 30, 2023 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(In millions)
Net revenue:
Data Center	$1,598	$1,609	$4,214	$4,388
Client	1,453	1,022	3,190	5,298
Gaming	1,506	1,631	4,844	5,161
Embedded	1,243	1,303	4,264	3,155
Total net revenue	$5,800	$5,565	$16,512	$18,002
Operating income (loss):
Data Center	$306	$505	$601	$1,404
Client	140	(26)	(101)	1,342
Gaming	208	142	747	687
Embedded	612	635	2,167	1,553
All Other	(1,042)	(1,320)	(3,355)	(3,573)
Total operating income (loss)	$224	$(64)	$59	$1,413
Data Center
Data Center net revenue of $1.6 billion for the three months ended September 30, 2023 was flat, compared to net revenue of $1.6 billion for the prior year period. Higher sales of EPYC processors was offset by lower sales of adaptive SoC data center products.
Data Center net revenue of $4.2 billion for the nine months ended September 30, 2023 decreased by 4%, compared to net revenue of $4.4 billion for the prior year period primarily due to lower EPYC processor sales.
Data Center operating income was $306 million for the three months ended September 30, 2023, compared to operating income of $505 million for the prior year period. The decrease in operating income was primarily due to increased Research and Development (R&D) investment in artificial intelligence (AI) and product mix.

Data Center operating income was $601 million for the nine months ended September 30, 2023, compared to operating income of $1.4 billion for the prior year period. The decrease in operating income was primarily due to lower revenue and increased investment in R&D.
Client
Client net revenue of $1.5 billion for the three months ended September 30, 2023 increased by 42%, compared to net revenue of $1.0 billion for the prior year period, primarily due to a 62% increase in unit shipments driven by higher Ryzen mobile processor sales as PC market conditions improved, partially offset by a 10% decrease in average selling price.
Client net revenue of $3.2 billion for the nine months ended September 30, 2023 decreased by 40%, compared to net revenue of $5.3 billion for the prior year period, primarily due to a 19% decrease in average selling price and a 27% decrease in unit shipments driven by lower Ryzen processor sales. The decrease in shipments and average selling price resulted from a weaker PC market and inventory correction across the PC supply chain impacting the first half of 2023.
Client operating income was $140 million for the three months ended September 30, 2023, compared to operating loss of $26 million for the prior year period. The increase in operating income was primarily driven by higher revenue and lower operating expenses.
Client operating loss was $101 million for the nine months ended September 30, 2023, compared to operating income of $1.3 billion for the prior year period. The decrease in operating income was primarily due to lower revenue.
Gaming
Gaming net revenue of $1.5 billion for the three months ended September 30, 2023 decreased by 8%, compared to net revenue of $1.6 billion for the prior year period, primarily due to lower semi-custom product revenue, partially offset by higher Radeon GPU sales.
Gaming net revenue of $4.8 billion for the nine months ended September 30, 2023 decreased by 6%, compared to net revenue of $5.2 billion for the prior year period, primarily due to lower gaming graphics revenue.
Gaming operating income was $208 million for the three months ended September 30, 2023, compared to operating income of $142 million for the prior year period. The increase in operating income was primarily driven by higher Radeon GPU sales.
Gaming operating income was $747 million for the nine months ended September 30, 2023, compared to operating income of $687 million for the prior year period. The increase in operating income was primarily driven by product mix.
Embedded
Embedded net revenue of $1.2 billion for the three months ended September 30, 2023 decreased by 5%, compared to net revenue of $1.3 billion for the prior year period. The decrease in net revenue was primarily due to lower revenue in the communications market.
Embedded net revenue of $4.3 billion for the nine months ended September 30, 2023 increased by 35%, compared to net revenue of $3.2 billion for the prior year period. The increase in net revenue was primarily driven by the inclusion of embedded product revenue from Xilinx, Inc. (Xilinx) for the full nine months period in 2023 as compared to a partial period from February 14, 2022 (the Xilinx Acquisition Date) in the prior year period.
Embedded operating income was $612 million for the three months ended September 30, 2023, compared to operating income of $635 million for the prior year period, the decrease was primarily due to increased investment in R&D.
Embedded operating income was $2.2 billion for the nine months ended September 30, 2023, compared to operating income of $1.6 billion for the prior year period. The increase in operating income was primarily driven by the inclusion of Xilinx for the full nine months period as compared to a partial period from the Xilinx Acquisition Date in the prior year period.

All Other
All Other operating loss of $1.0 billion for the three months ended September 30, 2023 primarily consisted of $660 million of amortization of acquisition-related intangibles, $353 million of stock-based compensation expense, and $39 million of acquisition-related costs. All Other operating loss of $1.3 billion for the prior year period primarily consisted of $1.0 billion of amortization of acquisition-related intangibles, $275 million of stock-based compensation expense, and $51 million of acquisition-related costs.
All Other operating loss of $3.4 billion for the nine months ended September 30, 2023 primarily consisted of $2.2 billion of amortization of acquisition-related intangibles, $1.0 billion of stock-based compensation expense, and $184 million of acquisition-related costs. All Other operating loss of $3.6 billion for the prior year period primarily consisted of $2.5 billion of amortization of acquisition-related intangibles, $766 million of stock-based compensation expense, $400 million of acquisition-related costs, and $97 million of licensing gain.
Acquisition-related costs primarily include transaction costs, purchase price adjustments for inventory, certain compensation charges, contract termination and workforce rebalancing charges.
International Sales
International sales as a percentage of net revenue were 68% and 62% for the three months ended September 30, 2023 and September 24, 2022, respectively. International sales as a percentage of net revenue was 67% for both the nine month periods ended September 30, 2023 and September 24, 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Net revenue	$5,800	$5,565	$16,512	$18,002
Cost of sales	2,843	2,799	8,236	8,797
Amortization of acquisition-related intangibles	210	412	727	1,005
Gross profit	2,747	2,354	7,549	8,200
Gross margin	47%	42%	46%	46%
Research and development	1,507	1,279	4,361	3,639
Marketing, general and administrative	576	557	1,708	1,746
Amortization of acquisition-related intangibles	450	590	1,449	1,499
Licensing gain	(10)	(8)	(28)	(97)
Interest expense	(26)	(31)	(79)	(69)
Other income (expense), net	59	22	148	(24)
Income tax provision (benefit)	(39)	(135)	(49)	32
Equity income in investee	3	4	10	11

Gross Margin
Gross margin was 47% and 42% for the three months ended September 30, 2023 and September 24, 2022, respectively. The increase in gross margin was primarily driven by lower amortization of acquisition-related intangible assets, higher Client segment revenue and product mix.
Gross margin remained flat at 46% for the nine months ended September 30, 2023 and September 24, 2022, primarily due to higher Embedded segment performance and lower amortization of acquisition-related intangible assets, partially offset by lower Client segment performance.
Expenses
Research and Development Expenses
Research and development expenses of $1.5 billion for the three months ended September 30, 2023 increased by $228 million, or 18%, compared to $1.3 billion for the prior year period. Research and development expenses of $4.4 billion for the nine months ended September 30, 2023 increased by $722 million, or 20%, compared to $3.6 billion for the prior year period. The increase in both periods was primarily driven by an increase in employee-related costs due to an increase in headcount to support increased investment in AI.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $576 million for the three months ended September 30, 2023 increased by $19 million, or 3%, compared to $557 million for the prior year period, primarily due to an increase in employee-related costs.
Marketing, general and administrative expenses of $1.7 billion for the nine months ended September 30, 2023 decreased by $38 million, or 2%, compared to $1.7 billion for the prior year period, primarily due to a decrease in acquisition-related costs.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $660 million for the three months ended September 30, 2023 decreased by $342 million, or 34%, compared to $1.0 billion for the prior year period. Amortization of acquisition-related intangibles of $2.2 billion for the nine months ended September 30, 2023 decreased by $328 million or 13% compared to $2.5 billion amortization for the prior year period. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the first half of the current fiscal year.
Licensing Gain
During the three and nine months ended September 30, 2023, we recognized $10 million and $28 million of licensing gain from royalty income associated with certain intellectual property licensed to two joint ventures in which we have an equity interest in with Higon Information Technology Co., Ltd., a third-party Chinese entity (Licensed IP). During the three and nine months ended September 24, 2022, we recognized $8 million of licensing gain from royalty income and $97 million of licensing gain from a milestone achievement and royalty income associated with the Licensed IP.
Interest Expense
Interest expense for the three months ended September 30, 2023 and September 24, 2022 was $26 million and $31 million, respectively, the decrease was primarily due to the 7.5% Senior Notes due 2022, which matured and were repaid in 2022.
Interest expense for the nine months ended September 30, 2023 and September 24, 2022 was $79 million and $69 million, respectively, the increase was primarily due to interest expense from the 3.924% Senior Notes Due 2032 (3.924% Notes) and the 4.393% Senior Notes Due 2052 (4.393% Notes) that were issued in June 2022.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.

Other income, net for the three and nine months ended September 30, 2023 was $59 million and $148 million, respectively, primarily due to interest income driven by rising interest rates.
Other income, net for the three months ended September 24, 2022 was $22 million, primarily due to interest income driven by rising interest rates. Other expenses, net for the nine months ended September 24, 2022 was $24 million, primarily due to a $57 million decrease in the fair value of equity investments, partially offset by $33 million of interest income driven by rising interest rates.
Income Tax Provision (Benefit)
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended September 30, 2023 and September 24, 2022 was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development tax credits.
We recorded an income tax benefit of $39 million and $49 million for the three and nine months ended September 30, 2023, respectively, representing effective tax rates of (15.2)% and (35.8)%, respectively. We recorded the tax effects of stock-based compensation, uncertain tax positions, and other items discrete to the period resulting in income tax benefit of $17 million and $29 million for the three and nine months ended September 30, 2023, respectively.
We recorded an income tax benefit of $135 million and a provision of $32 million for the three and nine months ended September 24, 2022, representing effective tax rates of 195.7% and 2.4%, respectively. For the three and nine months ended September 24, 2022, the impact of tax items discrete to the periods was not material to the total tax expense or the effective tax rate.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, our cash, cash equivalents and short-term investments were $5.8 billion and $5.9 billion, respectively. The percentage of cash, cash equivalents and short-term investments held domestically as of September 30, 2023 and December 31, 2022 were 81% and 73%, respectively.
Our operating, investing and financing activities for the nine months ended September 30, 2023 compared to the prior year period are as described below:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(In millions)
Net cash provided by (used in):
Operating activities	$1,286	$2,998
Investing activities	(1,573)	932
Financing activities	(987)	(3,067)
Net (decrease) increase in cash and cash equivalents	$(1,274)	$863
We have $3.0 billion available under an unsecured revolving credit agreement (Revolving Credit Agreement) that expires on April 29, 2027. No funds were drawn from this credit facility during the nine months ended September 30, 2023.
We also have a commercial paper program where we may issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We did not issue any commercial paper during the nine months ended September 30, 2023.

As of September 30, 2023, our principal debt obligations were $2.5 billion. Our 2.95% Notes with a principal amount of $750 million are due in June 2024.
As of September 30, 2023, we had unconditional purchase commitments of approximately $5.0 billion, of which $2.4 billion are for the remainder of fiscal year 2023. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
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
Net cash provided by operating activities was $1.3 billion in the nine months ended September 30, 2023, primarily due to our net income of $187 million, adjusted for non-cash and non-operating charges of $2.9 billion and net cash outflows of $1.8 billion from changes in our operating assets and liabilities. The primary driver of the change in operating assets and liabilities was a $929 million increase in accounts receivable driven primarily by higher revenue in the last month of the quarter ended September 30, 2023 compared to the last month of the quarter ended December 31, 2022, and a $674 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process technology nodes.
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
Investing Activities
Net cash used in investing activities was $1.6 billion for the nine months ended September 30, 2023 which primarily consisted of cash used in the purchases of short-term investments of $3.3 billion and purchases of property and equipment of $407 million, partially offset by $2.2 billion of proceeds from the maturity and sale of short-term investments.
Net cash provided by investing activities was $932 million for the nine months ended September 24, 2022 which primarily consisted of $2.4 billion of cash received from Xilinx and $2.9 billion of proceeds from the maturity of short-term investments, partially offset by cash used in the acquisition of Pensando Systems, Inc. of $1.6 billion, purchases of short-term investments of $2.4 billion and purchases of property and equipment of $326 million.
Financing Activities
Net cash used in financing activities was $987 million for the nine months ended September 30, 2023, which primarily consisted of common stock repurchases of $752 million and repurchases for tax withholding on employee equity plans of $382 million, partially offset by a cash inflow of $148 million from issuance of common stock under our employee equity plans.
Net cash used in financing activities was $3.1 billion for the nine months ended September 24, 2022, which primarily consisted of common stock repurchases of $3.5 billion and repurchases for tax withholding on employee equity plans of $371 million and repayment of debt of $312 million, partially offset by proceeds from the issuance of debt of $991 million and a cash inflow of $79 million from issuance of common stock under our employee equity plans.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 30, 2023, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the nine months ended September 30, 2023, we completed the implementation of our new enterprise resource planning (ERP) system to help us manage our operations and financial reporting. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following the implementation, the changes to our control environment were validated according to our established processes and our internal controls over financial reporting continued to operate as designed.
There were no other changes in our internal controls over financial reporting for the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Economic and market uncertainty may adversely impact our business and operating results.
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
•IT outages, data loss, data breaches and cyber-attacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and financial results.
•We may encounter difficulties in operating our newly upgraded enterprise resource planning (ERP) system, which could materially adversely affect us.
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
Liquidity and Capital Resources Risks
•The agreements governing our notes, our guarantees of Xilinx’s 2.95% and 2.375% Notes (Xilinx Notes), and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes in fiscal monetary or trade policy, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, we have experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain during the second half of 2022 and first half of 2023. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could cause increased costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments.

The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.
The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. We have incurred substantial losses in previous downturns, due to substantial declines in average selling prices; the cyclical nature of supply and demand imbalances in the semiconductor industry; a decline in demand for end-user products that incorporate our products; and excess inventory levels and periods of inventory adjustment. Such industry-wide fluctuations may materially adversely affect us in the future.
Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. For instance, during the second half of 2022 and first half of 2023, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. Our financial performance has been, and may in the future be, negatively affected by these downturns.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, our Client segment revenue is focused on the consumer desktop and notebook PC segments, which during the second half of 2022 and first half of 2023 experienced a decline as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. In our Data Center segment, we offer products that are optimized for generative AI applications and demand for such products will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products.
The loss of a significant customer may have a material adverse effect on us.
We depend on a small number of customers for a substantial portion of our business and we expect that a small number of customers will continue to account for a significant part of our revenue in the future. If one of our key customers decides to stop buying our products, materially reduces its operations or its demand for our products, or has operations that are materially impaired for a significant period of time such that it is unable to receive or utilize our products, our business would be materially adversely affected.

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
If there are further waves of the virus, health measures may be reimplemented, such as travel bans, social-distancing, lockdown measures, vaccination requirements and quarantines, and we may incur additional costs, need to limit operations or modify our business practices in a manner that may adversely impact our business and operations. If our employees are unable to perform their job duties, we may not be able to meet our product schedules, roadmaps and customer commitments and we may experience an overall lower productivity of our workforce. The extent to which future variants or outbreaks of COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are unpredictable and highly uncertain, including the severity, duration and resurgence of the pandemic and the measures taken to contain the virus.
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
We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies, including interface, processor and memory technical information. For instance, with our APU products and other competing solutions with integrated graphics, we believe that demand for additional discrete graphics chips and cards may decrease in the future due to improvements in the quality and performance of integrated graphics. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. In addition, Intel is expanding its position in integrated graphics for the PC market with high-end discrete graphics solutions for a broad range of computing markets, which may negatively impact our ability to compete in these computing markets, and Nvidia has added an ARM CPU offering which adds competition in the CPU market. Also, increased adoption of ARM-based semiconductor designs could lead to further growth and development of the ARM ecosystem. While we see significant opportunity in AI, we expect intense competition from companies such as Nvidia in the supply of GPUs and other accelerators for the AI market.
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

From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. For example, in August 2022, the United States government enacted the Creating Helpful Incentives to Produce Semiconductors for America and Science Act (CHIPS Act) of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.
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
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages,water shortages, or high heat events, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain environmental, social, atmospheric or natural, economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors, product features preferences or requirements, consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our Pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are increasingly building AI capabilities into our products, but if we fail to develop and timely offer such products and technologies or keep pace with the product offerings of our competitors, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments, delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

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

IT outages, data loss, data breaches and cyber-attacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and financial results.
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, “IT Systems”). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, “Confidential Data”). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Threat actors range in sophistication from individual hackers and insiders to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyber-attacks have and may come into our IT Systems through the compromise of user’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities.
Threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack IT Systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
Cyberattacks that breach our security measures, or those of our third-party service providers, customers or business partners, could result in any or all of the following, which individually or collectively could materially adversely affect our financial condition, our competitive position; unauthorized access to, misuse or disclosure of Confidential Data (such as intellectual property, sensitive business information or personally identifiable information (PII)); reputational harm and/or diminution in our competitiveness; loss of existing and/or future customers; litigation and/or regulatory investigations or enforcement; significant remediation, restoration and compliance costs; and the diversion of management’s attention and key information technology resources. In addition, many governments have enacted and are continuing to enact strict privacy and security laws, such as the UK’s and European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), which provide for fines, penalties, and in the case of the CCPA and similar legislation, the basis for private claims for certain types of data breaches. We anticipate ongoing and increasing costs related to enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation or regulatory proceedings; mitigating reputational harm; and complying with external regulations.

We may encounter difficulties in operating our newly upgraded enterprise resource planning system, which could materially adversely affect us.
We have recently upgraded our enterprise resource planning (ERP) system to help us manage our operations and financial reporting. Our newly upgraded ERP system may not operate as we expect it to and cause disruption to our operations, which could have a material adverse effect on our business. Difficulties that may occur in connection with operating our newly upgraded ERP system include disruptions to business continuity, administrative or technical problems, difficulty in maintaining effective internal controls, and interruptions or delays to our sales processes. Any of these events could have an adverse effect on our business, operating results and financial condition.
Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, during the second half of 2022 and first half of 2023, we experienced a decline in our Client segment revenue as a result of weak PC market macroeconomic conditions and inventory correction actions across the PC supply chain. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.
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

In October 2023, BIS issued new requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China. These controls may prevent us from shipping our AMD Instinct™ MI250, MI300X, MI300A, MI388X integrated circuits and our Versal™ VC2802, VE2802 FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 country (including China), without a license. BIS may issue new licensing requirements and regulatory controls in the future. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products, customers, or suppliers by the United States, China or other countries that could have a material adverse effect on our business. Export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all.
We may, from time to time, receive technical data from third parties that is subject to the International Traffic and Arms Regulations (ITAR), which are administered by the U.S. Department of State. EAR governs the export and re-export of certain AMD products, including FPGAs, as well as the transfer of related technologies or provision of services, whether in the U.S. or abroad. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements. An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.
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
Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Co-operation and Development (OECD) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. It is possible that such measures, if adopted, may increase our tax uncertainty and may adversely affect our provision for income taxes.
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
Our operations and properties have in the past been and continue to be subject to various United States and foreign laws and regulations, including those relating to materials used in our products and the manufacturing processes of our products, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. In addition, our operations and those of our suppliers are further governed by regulations prohibiting the use of forced labor (e.g., mining conflict materials), and restrictions on other materials, as well as laws or regulations governing the operation of our facilities, sale and distribution of our products, and real property. For manufacturing of our products, these laws and regulations require our suppliers to obtain permits for operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our suppliers’ compliance, we cannot assure you that our suppliers have been or will be at all times in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our current or former facilities or other environmental or natural resource damage. We have been named as a responsible party at three Superfund sites in Sunnyvale, California. Although we have not been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not been identified could exist at our other facilities.
We cannot be certain that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.
Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. A number of jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications, and the like, as well as additional energy consumption limits. There is the potential for certain of our products being excluded from some of these markets which could materially adversely affect us.
We incur costs associated with complying with conflict minerals reporting requirements to our customers and the SEC. In addition to the SEC regulation, the EU, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Customers are increasingly seeking information about the source of minerals used in our supply chain beyond those addressed in laws and regulations. Given the complexity of mineral supply chains, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy customers who require that all of the components of our products be certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products. In addition, new or increased regulations limiting the use of such components, or regulation regarding greenhouse gas emissions and climate change-related risks, could increase our energy costs, for example as a result of carbon pricing impacts on electrical utilities and/or necessitating that we purchase more renewable energy than otherwise planned. Our supply chain manufacturing suppliers may be exposed to increased cost of doing business should they be affected by new climate-related regulations, for example, affecting abatement equipment, renewable energy, and/or alter production processes and materials selections.
In addition to our Company, customers, governments and authorities continue to be focused on eliminating risks of forced labor in supply chains which may increase the cost of our compliance program. Several customers have also issued expectations to eliminate these occurrences, if any, that may impact us. While we have a Human Rights Policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.There is expanding focus from governments, investors, customers, and other stakeholders concerning corporate responsibility matters, including environment and climate, diversity and inclusion, human rights and cybersecurity. Evolving stakeholder expectations, and our efforts to manage these issues, report on them, and accomplish our goals, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact on our business. If our corporate responsibility practices and initiatives do not meet the evolving expectations of our stakeholders, some customers may stop purchasing products from us or some investors may sell their shares, which could harm our reputation and could materially adversely affect our business. Our actual or perceived failure to achieve our corporate responsibility initiatives could negatively impact our reputation or have a material effect on our business, financial condition or results of operation.
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
Liquidity and Capital Resources Risks
The agreements governing our notes, our guarantees of the Xilinx Notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
The indenture governing our 3.924% Senior Notes due 2032 and 4.393% Senior Notes due 2052 contains various covenants that limit our ability to, among other things: create liens on certain assets to secure debt, enter into certain sale and leaseback transactions; and consolidate with, merge into or sell, convey or lease all or substantially all of our assets to any other person.
Additionally, in connection with the acquisition of Xilinx, we entered into supplemental indentures for the Xilinx Notes pursuant to which all obligations of Xilinx under the Xilinx Notes are unconditionally guaranteed on a senior unsecured basis by us. The indentures governing the Xilinx Notes also contain various covenants which limit our ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.
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
Our total debt principal amount outstanding as of September 30, 2023 was $2.5 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at manufacturing facilities, operated by third-party manufacturing facilities, in China, Malaysia and Taiwan. We also depend on third-party subcontractors to provide shipment services. We also have international sales operations. International sales, as a percent of net revenue, were 68% for the three months ended September 30, 2023. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our operations in foreign countries include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; disruption in air transportation between the United States and our overseas facilities; loss or modification of exemptions for taxes and tariffs; and compliance with United States laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, typhoons, droughts, fires, sea-level rise, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our Santa Clara and San Jose operations are located near major earthquake fault lines in California. Also, we have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. In addition, certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding, could disrupt the availability of water necessary for the operations of our business or the business of our suppliers or customers. Global climate change also may result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, governments worldwide have implemented, and continue to implement, measures to slow down the outbreak of COVID-19. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices.
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
We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). As of September 30, 2023, $5.8 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2023:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Jul 2, 2023 - Jul 29, 2023	—	$—	—	$6,299
Jul 30, 2023 - Aug 26, 2023	2,891,781	$107.96	2,891,781	$5,987
Aug 27, 2023 - Sep 30, 2023	1,872,524	$106.27	1,872,524	$5,788
Total	4,764,305
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended September 30, 2023, we paid $294 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2.7 million shares of common stock from employees in connection with such net share settlement at an average price of $110.75 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION

On October 27, 2023, we entered into a seventh amendment (“Seventh Amendment”) with Summit Lantana Owner (the “Landlord”), the successor-in-interest to 7171 Southwest Parkway Holdings, LP, from whom we lease approximately 444,000 sq. ft. multi-building office complex (the “Premises”) located at 7171 Southwest Parkway, Austin, Texas (the “Property”). Pursuant to the Seventh Amendment, we extended the term of our lease, which is scheduled to expire on March 31, 2025. The extension term of the Seventh Amendment commences on April 1, 2025 and ends on September 30, 2038 (the “Extension Term”). The Seventh Amendment sets forth the monthly rent during the Extension Term that ranges from $1.3 million to $1.7 million.

The Seventh Amendment also provides that we are granted two options to extend the Extension Term for a period of ten years each (each a “Renewal Term”) for all or any portion of the Premises, provided we give written notice of the election to extend no later than twenty-one months and no more than twenty-four months prior to the expiration of the Extension Term or the first Renewal Term, as the case may be. In the Seventh Amendment, the Landlord has also agreed to provide us with an allowance of up to $26,639,220 for tenant improvements to be made to the Premises.

Under certain circumstances, we have the option to expand our Premises by 29,925 sq. ft. in Building B300 located on the Property by providing written notice to the Landlord prior to September 30, 2025. We also have a right of first offer to lease from the Landlord at least two full floors in a building located at 7201 Southwest Parkway, Austin, Texas. Also, if the Landlord receives an offer from a third party to lease all or any portion of the available space on the Property in either or both of Building B300 or Building B400, the Landlord will not accept the third party offer without offering to lease to us first on the same terms and conditions as the third-party offer.

The foregoing description of the terms of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Seventh Amendment filed hereto as Exhibit 10.2.

Item 5(c) Rule 10b5-1 Trading Plans

On August 18, 2023, Victor Peng, President, AMD, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock until November 20, 2024.

 ITEM 6. EXHIBITS

10.1
First Amendment to Credit Agreement by and among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, and Wells Fargo Bank, National Association as administrative agent, swingline lender and an issuing lender, dated September 22, 2023.

10.2	Seventh Amendment to Lease by and between Summit Lantana Owner, LP and Advanced Micro Devices, Inc. for the property at 7171 Southwest Parkway, Austin, Texas, dated October 27, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 1, 2023	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer