Form 10-K
period 2023-12-30
ADVANCED MICRO DEVICES INC
filed 2024-01-31
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2485 Augustine Drive
Santa Clara, California 95054
(Address of principal executive offices)(Zip Code)
(408) 749-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	AMD	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $182.9 billion based on the reported closing sale price of $113.91 per share as reported on The NASDAQ Global Select Market (NASDAQ) on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,615,786,841 shares of common stock, $0.01 par value per share, as of January 25, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders (2024 Proxy Statement) are incorporated into Part III hereof. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 30, 2023.

PART I
ITEM 1.     BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies such as AI; AMD’s expectation that it will not pay dividends in the near future; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI technology trends and developments. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
Additionally, we make certain voluntary disclosures in this report and on our website, which are informed by various standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. As such, these voluntary disclosures may not necessarily be “material” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to methodological considerations or information, including from third-parties, that is still evolving and subject to change, and which AMD does not independently verify. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
References in this Annual Report on Form 10-K to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
Overview
We are a global semiconductor company primarily offering:
•server microprocessors (CPUs), graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs), Artificial Intelligence (AI) accelerators and Adaptive System-on-Chip (SoC) products for data centers;

•CPUs, APUs and chipsets for desktop, notebook, and handheld personal computers;
•discrete GPUs, and semi-custom SoC products and development services; and
•embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
Additional Information
AMD was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at 2485 Augustine Drive, Santa Clara, California 95054, and our telephone number is (408) 749-4000. For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 4 of our consolidated financial statements. We use a 52- or 53-week fiscal year ending on the last Saturday in December. References in this report to 2023, 2022 and 2021 refer to the fiscal year unless explicitly stated otherwise.
AMD, the AMD Arrow logo, AMD CDNA, AMD Instinct, RDNA, Alveo, Artix, Athlon, CoolRunner, EPYC, FidelityFX, FirePro, FreeSync, Geode, Infinity Fabric, Kinex, Kria, Pensando, Radeon, ROCm, Ryzen, Spartan, Threadripper, UltraScale, UltraScale+, V-Cache, Versal, Virtex, Vitis, Vivado, Xilinx, XDNA, Zynq and combinations thereof are trademarks of Advanced Micro Devices, Inc.
Microsoft, Windows, DirectX and Xbox One are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. PCIe is a registered trademark of PCI-SIG Corporation. Linux is the registered trademark of Linus Torvalds in the United States and/or other countries. PlayStation is a registered trademark or trademark of Sony Interactive Entertainment, Inc. Arm is a registered trademark of ARM Limited (or its subsidiaries) in the United States and/or other countries. Vulkan and the Vulkan logo are registered trademarks of Khronos Group Inc. Steam Deck and the Steam Deck logo are trademarks and/or registered trademarks of Valve Corporation in the United States and/or other countries.
Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
Website Access to Our SEC Filings and Corporate Governance Documents
On the Investor Relations pages of our website, http://ir.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers, all other senior finance executives and certain representatives from legal and internal audit, our Worldwide Standards of Business Conduct, which applies to our Board of Directors and all of our employees, and the charters of the committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 2485 Augustine Drive, Santa Clara, California 95054, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.
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

Our Strategy
AMD drives innovation through high-performance and adaptive computing technology, software and product leadership. Our strategy is to create and deliver the world’s leading high-performance and adaptive computing products across a diverse set of customer markets including data center, client, gaming and embedded. Our strategy is focused on five strategic pillars: extend leadership in foundational technology and IP, provide competitive software, tools and open-source enablement, re-use core technology across platforms to achieve economies of scale, build effective ecosystems with disciplined partnerships, and drive customer-centric go-to-market that leverages all of AMD’s capabilities.
With our high-performance product portfolios, we deliver solutions that are differentiated at the chip level, such as our semi-custom SoCs, Adaptive SoCs, and APUs, and at the platform level, such as in our customers’ client computing devices, embedded platforms and servers. We offer a deep portfolio of data center computing solutions including CPUs, GPUs, DPUs, SmartNICs, FPGAs, AI accelerators and Adaptive SoCs to meet the vast computing performance requirements of today’s data centers, supercomputers, AI and Machine Learning (ML) data center environments and cloud environments. AMD is a leader in adaptive and embedded computing, CPUs, APUs, FPGAs, SOMs and Adaptive SoCs for a variety of markets, including health care, automotive, industrial, storage and networking. We drive innovation with our line-up of CPUs, APUs and chipsets for desktop, notebook, commercial and handheld PCs to bring performance, efficiency and modern security features to gamers, creators, consumers and enterprises. Our GPUs, including discrete GPUs, semi-custom SoC products and development services, work together with software to power immersive gaming experiences for personal PCs, handheld PCs, the latest game consoles and cloud gaming services.
We believe that AI capabilities are central to products and solutions across our markets and we have a broad technology roadmap and products targeting AI training and inference spanning cloud, edge and intelligent endpoints. We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. Our AI product portfolio caters to customers across strategic markets, from data center to enterprise to client. We achieve this through our family of CPUs, GPUs, FPGAs, and Adaptive SoCs. With the acquisitions of Mipsology SAS and Nod, Inc. in 2023, we expanded our AI software capabilities to accelerate our AI growth strategy centered on an open software ecosystem to help lower the barriers of entry for customers through developer tools, libraries and models.
We develop world-class software platforms that are used to enable our high-performance products. Our software platforms include development tools, compilers, and drivers for our CPUs, APUs, GPUs and FPGAs. We work closely with our customers to define and develop customized solutions to precisely match their requirements. We enable this by combining our broad portfolio of high-performance IP with our leadership design and packaging to deliver world-class customized solutions to our customers. We invest in innovative technology and solutions such as our custom-ready chiplet platform and AMD Infinity Architecture to maintain our leadership position as a custom-design silicon provider of choice.
Our four reportable segments are:
•the Data Center segment, which primarily includes server CPUs, GPUs, APUs, DPUs, FPGAs, SmartNICs, AI accelerators and Adaptive SoC products for data centers;
•the Client segment, which primarily includes CPUs, APUs, and chipsets for desktop, notebook and handheld personal computers;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs, SOMs, and Adaptive SoC products.
In addition to these reportable segments, we have an All Other category, which is not a reportable segment.

Data Center Segment
Data Center Market
The Data Center segment primarily includes server-class CPUs, GPUs, AI accelerators, DPUs, FPGAs, SmartNICs, and Adaptive SoC products. We leverage our technology to address the computational, visual data processing and AI workload acceleration needs in the data center market. Modern data centers require high performance, energy efficient, scalable and adaptable compute engines to meet the demand driven by the growing amount of data that needs to be stored, accessed, analyzed and managed. Different combinations of CPUs, GPUs, DPUs, FPGAs, SmartNICs, and Adaptive SoCs enable the optimization of performance and power for a diverse set of workloads.
Data Center Products
Server CPUs. Our CPUs for server platforms currently include the AMD EPYC™ Series processors – AMD EPYC 9004 Series, AMD EPYC 8004 Series, AMD EPYC 7003 Series and AMD EPYC 7002 Series. Our 4th Gen AMD EPYC 9004 Series processors are built on the “Zen 4” 5 nanometer (nm) process node and re designed to deliver leadership performance and energy efficiency across a range of market segments and workloads. The AMD EPYC 97x4, cloud native-optimized data center CPUs, formerly codenamed “Bergamo,” are built with our “Zen 4c” architecture core and further extend the EPYC 9004 Series of processors to deliver the thread density and scale needed for cloud native computing. Our AMD EPYC 8004 Series processors, formerly codenamed “Siena”, are also built on the “Zen 4c” core into a workload-optimized CPU. Our 3rd Gen AMD EPYC and 4th Gen AMD EPYC portfolios both include processors that feature AMD 3D V-Cache™ technology for leadership performance in technical computing workloads.
Data Center GPUs. Our AMD Instinct™ family of GPU accelerator products, including AMD Instinct MI200 and MI300 Series which are based on AMD CDNA architecture. AMD Instinct accelerators are designed to address the growing demand for compute-accelerated data center workloads, including AI training and inferencing, and a range of supercomputing applications where the compute capabilities of GPUs can provide additional performance. Combined with our AMD ROCm™ open software platform, our customers can deliver differentiated accelerated platforms to address the next-generation of computing challenges while minimizing power and space needs in the data center. Our visual cloud GPU offerings include products in the Radeon™ PRO V families. Our visual cloud data center GPUs include a range of solutions tailored towards workloads requiring remote visualization, such as Desktop-as-a-Service, Workstation-as-a-Service and Cloud Gaming.
FPGAs and Adaptive SoCs. We offer a wide range of FPGAs, Adaptive SoCs and acceleration cards for the data center. Devices include the Virtex™ and Kintex™ FPGA products, as well as Zynq™, Zynq MPSoC, and Versal™ Adaptive SoC products. Our Alveo™ accelerator cards provide a platform for accelerating workloads including AI processing in the data center, at the edge or the cloud. Our AMD Alveo MA35D media accelerator is designed to deliver high channel density, power efficiency and ultra-low-latency performance. To make it accessible for developers, Alveo is available on most major OEM server platforms, as well as a growing presence across all major cloud providers who provide FPGA-as-a-Service (FaaS).
DPUs. Our P4 programmable AMD Pensando DPUs are designed to help offload data center infrastructure services from the host CPU, and coupled with our comprehensive networking software stack, AMD DPUs help enable cloud and enterprise customers to optimize performance for network, storage, and security services at cloud scale. Designed for minimal latency, jitter and power impact, our DPUs can help large Infrastructure as a Service (IaaS) cloud providers improve workload performance for hosted virtualized and bare-metal offerings.

Client Segment
Client Market
Our CPUs are incorporated into computing platforms, which are a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated, balanced computing platforms consisting of CPUs, chipsets, GPUs (either as discrete GPUs or integrated into an APU or SoC) and AI accelerators that work together at the system level bring end users improved system stability, increased performance and enhanced power efficiency. In addition, we believe customers also benefit from an all-AMD platform (consisting of an APU or CPU, a discrete GPU, a chipset and AMD software), as we are able to optimize interoperability, provide our customers a single point of contact for the key platform components and enable them to bring the platforms to market quickly in a variety of PC form factors. We currently base our CPUs, APUs and chipsets on the x86 instruction set architecture and the AMD Infinity Fabric™, which connects an on-chip memory controller and input/output (I/O) channels directly to our compute engines and domain specific accelerators.
Client Products
Desktop CPUs. Our CPUs and APUs for desktop platforms currently include the AMD Ryzen™ and AMD Athlon™ series processors. Our Ryzen 7000 Series desktop processors are based on “Zen 4” architecture and deliver leadership performance for gamers and content creators. Our AMD Ryzen 5000 Series desktop processor family powered by our “Zen 3” core architecture has up to 16 cores and provides price-performance for all levels of customers. For gaming enthusiasts, both the Ryzen 7000 Series and 5000 Series feature models with the AMD 3D V-Cache technology designed to improve gaming performance. AMD has returned to the high end desktop (HEDT) segment with Ryzen Threadripper™ 7000 Series processors featuring up to 64 cores.
Notebook CPUs. Our mobile APUs, including AMD Ryzen and AMD Athlon mobile processors for the commercial and consumer markets, combine both high levels of performance and efficiency for notebook PCs. Our AMD Ryzen 7045 Series processors are designed to deliver high performance gaming solutions. Our AMD Ryzen 7040 Series processors for mobile applications have up to 8 “Zen 4” architecture cores, are built on 4 nm process technology, and feature AMD RDNA 3 graphics. Our Ryzen 7040 Series mobile processors also feature dedicated AI hardware in an x86 processor, with our XDNA architecture. Built on advanced 6 nm technology, our AMD Ryzen and Athlon 7020 C-Series processors have up to four cores and eight threads built on “Zen 2” architecture and AMD RDNA 2 integrated graphics to deliver fast and responsive performance for modern productivity, video conferencing, learning apps and streaming applications. We also offer AMD Ryzen 6000 Series mobile processors, built on “Zen 3+” architecture and AMD Ryzen 5000 Series mobile processors, which are powered by both our “Zen 2” and “Zen 3” core architectures, which are designed for mainstream solutions in both consumer and commercial markets. Our AMD Ryzen Z1 Series processors bring high-performance to handheld Windows-based PC gaming platforms. These processors feature “Zen 4” processor technology combined with RDNA 3 graphics to deliver fast PC gaming, incredible battery life, and immersive experiences in handheld systems.
Commercial CPUs. We offer enterprise-class desktop and mobile PC solutions sold as AMD PRO Mobile and AMD PRO desktop processors with Radeon™ graphics for the commercial market. AMD Ryzen PRO, AMD Threadripper PRO and AMD Athlon PRO processors solutions are designed to provide enterprise customers with the performance, security capabilities and business features such as enhanced security and manageability, platform longevity and extended image stability. Our AMD Ryzen Threadripper PRO 7000 WX-Series processors with “Zen 4” core architecture and 5000 WX-Series processors with “Zen 3” core architecture provide full-spectrum performance across multiple workstation workloads due to the performance and efficiency of the Zen CPU core with core count scaling up to 96 cores in the 7000 WX-Series. Our Ryzen PRO 7040 Series Mobile processors are built on “Zen 4” architecture, AMD RDNA 3 integrated graphics, AMD PRO technologies and Ryzen AI, on select models. Our AMD Ryzen Threadripper PRO 7000 WX-Series processors are built on 5 nm “Zen 4” architecture.
Chipsets. We offer a full suite of chipset products to support our AMD Ryzen and Threadripper platforms, including chipsets for the AM5 socket like the X670 chipsets which support PCIe® 5.0 (fifth generation Peripheral Component Interconnect Express motherboard interface) designed for enthusiast desktop platforms. In the AM5 platform we also offer B650 chipsets to enable a broader range of solutions in the market. In the AM4 ecosystem for 5000-series processors and prior, we offer the X570, B550 and A520 chipsets. In addition, we continue to offer the B450 chipsets that are combined with AMD Ryzen processors for the AM4 desktop platform for the performance and affordable mainstream platforms segments. In HEDT and Workstation segments, we offer the WRX90 and TRX50 chipsets to support 7000-series Threadripper and Threadripper PRO platforms, as well as the WRX80 chipsets to support the 5000-series Threadripper PRO platforms.

Gaming Segment
Gaming Market
Graphics processing is a fundamental component across many of our products and can be found in APU, GPU, SoC or a combination of a discrete GPU with another product working in tandem. Our customers generally use our graphics solutions to enable or increase the speed of rendering images, to help improve image resolution and color definition and/or to process AI/ML based workloads. We develop our graphics products for use in various computing devices and entertainment platforms, including desktop PCs, notebook PCs, handheld PCs, All-in-Ones (AIOs), professional workstations, and the data center. With each of our graphics products, we have available drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. We have developed AMD RDNA™ 3, a high performing and power efficient graphics architecture, featuring a chiplet design, AI accelerators and the Radiance Display™ Engine. This generation continues to support advanced graphics features introduced with RDNA 2, such as ray tracing, AMD Infinity Cache™ and variable rate shading. The Sony PlayStation® 5 and Microsoft® Xbox Series S™ and X™ game consoles also feature our RDNA graphics architecture. Our APUs deliver visual processing functionality for value and mainstream PCs by integrating a CPU and a GPU on a single chip, while discrete GPUs (which are also known as dGPUs) offer high-performance graphics processing across all platforms. We leverage our core IP, including our graphics and processing technologies to develop semi-custom solutions. Here, semiconductor suppliers work alongside system designers and manufacturers to enhance the performance and overall user experience for semi-custom customers. We have used this collaborative co-development approach with many of today’s leading game console and handheld PC gaming manufacturers and can also address customer needs in many other markets. We leverage our existing IP to create a variety of products tailored to a specific customer’s needs, including complex fully-customized SoCs to more modest adaptations and integrations of existing CPU, APU or GPU products.
Gaming Products
Semi-Custom Products. Our semi-custom products are tailored, high-performance, customer-specific solutions based on our CPU, GPU and multi-media technologies. We work closely with our customers to define solutions to precisely match the requirements of the device or application. We developed the semi-custom SoC products that power both the Sony PlayStation 5 as well as the Microsoft Xbox Series S and X game consoles. We partnered with Valve to create a semi-custom APU optimized for handheld gaming to power the Steam Deck™.
Discrete Desktop and Notebook GPUs. Our AMD Radeon series discrete GPU processors for desktop and notebook PCs support current generation application program interfaces (APIs) like DirectX® 12 Ultimate and Vulkan®, support high-refresh rate displays using AMD FreeSync™, AMD FreeSync Premium, and AMD FreeSync Premium Pro technologies, and are designed to support VR in PC platforms. Our AMD Radeon Software offers performance enhancing tools and enables new features and customization capabilities to customers and end-users. In addition, we also offer tools for game developers such as our AMD FidelityFX™ open-source image quality software toolkit that helps deliver improved visual quality with minimal performance overhead. FidelityFX Super Resolution (FSR) uses upscaling technologies to help boost frame rates in games. Our FSR 2.0 technology uses temporal data and optimized anti-aliasing to boost frame rates in supported games while delivering similar or better image quality than native resolution without the requirement of dedicated machine learning hardware. Our FSR 3.0 technology combines the upscaling features of prior versions while introducing our AMD Fluid Motion Frames Technology which generates interpolated frames between native frames to increase the frame rate of games for a smoother gaming experience. Varying versions of FSR are supported in over 250 games and multiple products including Radeon GPUs, Ryzen APUs, and many of our Semi-custom solutions. Being an open-source technology FSR works across competing hardware solutions as well.
Our AMD Radeon RX 7000 series are built on the high-performance, energy-efficient AMD RDNA3 architecture which provides up to 96 compute units, second generation high-bandwidth, low-latency AMD Infinity Cache technology as well as dedicated AI and ray tracing hardware. The AMD RDNA 3 architecture provides process optimizations plus firmware and software enhancements and supports AI-accelerated video encoding and hardware-accelerated AV1 encoding. It uses high-speed GDDR6 video RAM (VRAM) and targets discrete desktop GPUs with up to 24GB of VRAM, notebook GPUs with up to 16GB of VRAM. We continue to offer AMD Radeon RX 6000 series discrete graphics, based on our RDNA2 architecture, for high-performance gaming desktops and notebooks. Our AMD Advantage Design™ Framework is a collaboration with our global PC partners, delivering high-performance gaming notebooks by combining our AMD Radeon RX series mobile graphics, AMD Software: Adrenalin Edition, AMD Ryzen series mobile processors and utilizing AMD smart technologies to provide best-in-class gaming experiences.

Professional GPUs. Our AMD Radeon W7000 PRO family of professional graphics products are based on the AMD RDNA3 architecture and are designed for integration in mobile and desktop workstations. AMD Radeon PRO graphics cards are designed to optimize design workloads across demanding use cases such as 3D rendering, design and manufacturing for CAD, and media and entertainment for broadcast and animation pipelines on high resolution displays. Our AMD Radeon PRO W7000 series supports workstation GPUs with up to 48GB of VRAM and features the AMD Radiance Display Engine™ featuring DisplayPort™ 2.1 that delivers very high resolution and refresh rates, image fidelity and color accuracy. We continue to offer our AMD Radeon PRO W6000 series workstation graphics products based on our AMD RDNA 2 architecture for high-performance workstations.
Embedded Segment
The Embedded Market
The Embedded segment primarily includes embedded CPUs, GPUs, APUs, FPGAs, and Adaptive SoC products. Embedded products address computing needs in automotive, industrial, test, measurement, emulation, medical, broadcast, professional audio visual (ProAV), aerospace, defense, communications, networking, security, and storage markets as well as thin clients, which are computers that serve as an access device on a network. Typically, our embedded products are used in applications that require varying levels of performance, where key features may include relatively low power, small form factors, and 24x7 operations. High-performance graphics are important in some embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.
Embedded Products
Embedded CPUs, APUs and GPUs. Our products for embedded platforms include AMD EPYC Embedded CPUs, AMD Ryzen Embedded V-Series APUs and CPUs, AMD Ryzen Embedded R-Series APUs and CPUs, AMD Ryzen Embedded 5000 Series processors and AMD Ryzen Embedded 7000 Series processors. Our embedded processors and GPUs are designed to support high performance and bandwidth network connectivity and security, high-performance storage requirements for enterprise and cloud infrastructure, 3D graphics performance and 4K multimedia requirements of automotive infotainment systems. Our AMD Ryzen Embedded 5000 Series processors use “Zen 3” x86 CPU core architecture and are designed for enterprise reliability to support the consistent uptime requirements needed by security and networking customers. Our AMD Ryzen Embedded 7000 Series processor family combines “Zen 4” architecture and integrated Radeon RDNA 2 graphics for a wide range of embedded applications, including industrial automation, machine vision, robotics and edge servers.
FPGAs and Adaptive SoCs. Our FPGA products are hardware-customizable devices that can be tailored to meet the specific needs of each customer, enabling them to differentiate their products and accelerate time-to-market. Our FPGA families include UltraScale+™ (based on 16 nm technology), UltraScale™ (20 nm), 7 Series (28 nm) and older series. Adaptive SoC products include the Zynq SoC and UltraScale+ Multi-Processing System on a Chip (MPSoCs) which combine FPGA technology with a heterogeneous processing system, as well as the industry’s first RFSoC architecture with integrated radio frequency (RF) data converters. The Versal portfolio is composed of software-programmable Adaptive SoCs, with a heterogeneous compute platform that combines Scalar Engines, Adaptable Engines, and Intelligent Engines to achieve dramatic performance improvements over today's fastest FPGA and accelerate applications in a wide variety of markets, including data center, wired network, 5G wireless infrastructure, automotive, industrial, scientific, medical, aerospace and defense.
Development Boards, Kits and Configuration Products. We offer development kits for all our FPGA and Adaptive SoC products that include hardware, development tools, IP and reference designs that are designed to streamline and accelerate the development of domain-specific and market-specific applications. Our AMD Kria™ K24 SOM provides high determinism and low latency for powering electric drives and motor controllers used in compute-intensive digital signal processing (DSP) applications at the edge. Coupled with our KD240 Drives Starter Kit, an out-of-the-box-ready motor control-based development platform, the products offer a seamless path to production deployment with the K24 SOM.

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
Software Development Platform. To accommodate hardware and software designers, as well as software developers and AI scientists, we provide design tools and software stacks tailored to each user profile. Our Vivado™ ML Edition provides hardware design teams with the tools and methodology needed to program FPGAs and Adaptive SoCs. Our Vitis™ unified software platform enables the development and deployment of embedded software and accelerated applications, on our FPGAs and Adaptive SoCs. Our Vitis AI unified software platform enables the development and deployment of AI software on our FPGAs and Adaptive SoCs.
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
We market and sell our latest products under the AMD trademark. Our client processors include: AMD Ryzen, AMD Ryzen PRO, AMD Ryzen Threadripper, AMD Ryzen Threadripper PRO, AMD Athlon, AMD Athlon PRO, and AMD PRO A-Series. These products service desktop and notebook personal computers.
Our product brand for the consumer graphics market is AMD Radeon graphics, and AMD Embedded Radeon graphics is our product brand for the embedded graphics market.
Our product brand for professional graphics products is AMD Radeon PRO graphics.

Our product brands for data center graphics are Radeon PRO V-series, and AMD Instinct accelerators for servers. We also market and sell our chipsets under AMD trademarks.
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
Our product brand for System-on-Module (SOM) is Kria.
Our compute and network acceleration board products are sold under the Alveo and Pensando brands.
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
Customers
Our Data Center Segment customers consist primarily of hyperscale data centers, original equipment manufacturers (OEMs), original design manufacturers (ODMs), system integrators and independent distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers, OEMs and system builders.
Customers of our Client Segment products consist primarily of PC OEMs, a network of independent distributors and, for chipset products, ODMs that manufacture motherboards. Our Gaming Segment customers include PC OEMs and independent distributors as well as add-in-board manufacturers (AIBs), independent game console and portable gaming devices manufacturers and contract manufacturers for AMD branded graphics cards.
Our Embedded Segment products are sold to customers in a very wide range of markets such as Aerospace and Defense, Test and Measurement, Industrial, Automotive, Consumers, Broadcast, Communication Infrastructure and Data Center. For these products we either sell directly to our customers or through a network of distributors and OEM partners. We are also developing a network of Value Added Resellers (VARs) and Integrated Solution Vendors (ISVs) for our Alveo products.
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
We also work with our customers to create differentiated products that leverage our CPU, GPU, DPU and APU technology. Certain customers pay us non-recurring engineering fees for design and development services and a purchase price for the resulting products.
One customer accounted for 18% of our consolidated net revenue for the year ended December 30, 2023. Sales to this customer consisted of sales of products from our Gaming segment. A loss of this customer would have a material adverse effect on our business.

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
Hyperscale Data Centers
Large multi-national public cloud service providers and hyperscale private data centers directly and indirectly purchase a substantial portion of our data center-focused products, including server CPUs, GPU accelerators, DPUs, FPGAs and Adaptive SOCs. These products are incorporated into servers and other data center appliances sold by OEMs to the hyperscale customers or into custom servers or hardware designed by or for these customers and manufactured by ODMs or contract manufacturers. Hyperscale data centers use these products to operate web-based applications or to support public cloud computing and storage service offerings, including but not limited to AI workloads such as generative AI models.
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
Competition
The markets in which our products are sold are highly competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as AI, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability. We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance or experience or that may include additional features that render our products comparatively less competitive.
Competition in Data Center Segment
In Data Center, we compete against Intel Corporation (Intel) and NVIDIA Corporation (NVIDIA) with our CPU, GPU and DPU server products. In addition, we compete against Intel with our FPGA and Adaptive SoC server products. A variety of smaller fabless silicon companies offer proprietary accelerator solutions and ARM based CPUs targeting data center use-cases. In addition, some of our customers are internally developing their own data center microprocessor products and accelerator products which could impact the available market for our products.

Competition in Client Segment
Our primary competitor in the supply of CPUs and APUs is Intel. A variety of companies provide or have developed ARM-based microprocessors and platforms. ARM-based designs are being used in the PC market, which could lead to further growth and development of the ARM ecosystem.
Competition in Gaming Segment
In the graphics market, our principal competitor in the supply of discrete graphics is NVIDIA, who is the market share leader, and Intel, who manufactures and sells integrated graphics processors and gaming-focused discrete GPUs. With respect to integrated graphics, higher unit shipments of our APUs and Intel’s integrated graphics may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users at a lower cost. We are the market share leader in semi-custom game console products, where graphics performance is critical.
Competition in Embedded Segment
We expect continued competition from our primary FPGA competitors such as Intel, Lattice Semiconductor Corporation and Microsemi Corporation (Microsemi, acquired by Microchip), from ASSP vendors such as Broadcom Corporation, Marvell Technology Group, Ltd., Analog Devices, Texas Instruments Incorporated and NXP Semiconductors N.V., and from NVIDIA. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Intel is our main competitor for embedded CPUs. Other competitors include manufacturers of high-density programmable logic products characterized by FPGA-type architectures; high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs; ASICs and ASSPs with incremental amounts of embedded programmable logic; high-speed, low-density complex programmable logic devices (CPLDs); high-performance digital signal processing (DSP) devices; products with embedded processors; products with embedded multi-gigabit transceivers; discrete general-purpose GPUs targeting data center and automotive applications; and other new or emerging programmable logic products.
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
We have foundry arrangements with Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of wafers for our HPC, FPGA and Adaptive SoC products. We are also a party to a Wafer Supply Agreement (WSA) with GLOBALFOUNDRIES Inc. (GF), with respect to wafer purchases for our HPC products at the 12 nm and 14 nm technology nodes. Additionally, we utilize TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. for the production of our integrated circuits (IC) in the form of programmable logic devices.

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
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 30, 2023, we had approximately 7,500 patents in the United States and approximately 2,000 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 18,500 patent matters worldwide consisting of approximately 12,800 issued patents and 5,600 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business. As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. We have acquired various licenses from external parties to certain technologies that are implemented in our products, including our IP cores and devices. These licenses support our continuing ability to make and sell our products. We have also acquired licenses to certain proprietary software, open-source software, and related technologies, such as compilers, for our design tools. Continued use of such software and technology is important to the operation of the design tools upon which our customers depend.
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
Human Capital
As of December 30, 2023, we had approximately 26,000 employees in our global workforce. We believe we are at our best when our culture of innovation, creative minds and people from all kinds of backgrounds work together in an engaging and open environment. Areas of focus for us include the following:
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
Our employees are driven by this vision and mission. Innovation occurs when creative minds and diverse perspectives from all over the world work together. This is the foundation of our unique culture and the reason why we believe our employees are among the most engaged in our industry.

We conduct a confidential annual survey of our global workforce to measure our culture, engagement, and manager quality. The results are reviewed by our Board of Directors and acted upon by our senior leadership team and individual managers at every level. Results from our 2023 survey reported scores that continued to be among the very best for global companies in the technology industry. Our employees described our culture as inclusive, innovative, open, and respectful, and rated the quality of our managers among the top 10% of our technology industry peers.
Diversity, Belonging and Inclusion (DB&I)
Our diverse and inclusive workforce encourages employees to share their opinions and different perspectives. We believe that building a diverse talent pipeline, encouraging a culture of respect and belonging, and increasing inclusion of unique and underrepresented voices makes our company stronger. Our Employee Resource Groups, which are open to all our employees, encourage employee engagement and play an important role in our culture. More than 85% of all new hires join at least one of AMD’s employee resource groups when starting employment.
We are focused on hiring and developing underrepresented groups and women leaders. In 2023, we increased focus on developing our female engineering community by launching an experiential program, “Advancing Women in Technology,” that aims to support career development. We are proud to be led by Dr. Lisa Su, a highly regarded CEO who has won many esteemed awards for her business and leadership prowess.
Total Rewards
We invest in our workforce by offering competitive salaries, incentives, and benefits to ensure that we continue to attract and retain the industry’s best and brightest in an equitable manner. We perform pay equity analysis regularly and act on results, if warranted. Our rewards are guided by employees’ preferences and the market for talent. We focus on flexibility and choice in our benefits that resonate with a multi-generational workforce as well as offering inclusive benefits that support our DB&I objectives, such as global parental and bereavement leave, and financial assistance to build a family through adoption or surrogacy. While we believe that there is unique collaboration that can occur when employees meet in person, we have not mandated that all employees return to the office five days a week, allowing flexibility with hybrid and remote work as options for our employees.
We have a strong pay for performance culture that we believe drives superior results. Our employees have benefited from our robust financial results through our strong short-term and long-term incentive programs. Our rewards programs enable us to attract, retain and motivate our workforce.
Development
We offer our employees opportunities to advance their careers at the Company and the majority of our new leaders are promoted from within. We are focused on leadership progression and encourage our employees to take advantage of new opportunities. Our manager and leadership development programs are highly rated, and we provide specialized development programs for our employees as well as educational assistance in the form of tuition reimbursement for eligible employees to continue their university education or achieve advanced certifications.
We have an enterprise-wide mentoring program where employees have the opportunity to learn from experienced colleagues, develop new skills, and build their professional networks. The program also supports effective onboarding, helping new hires more quickly acclimate to our company culture and work processes. We believe that our mentoring program is a valuable investment in our workforce, and we are committed to its ongoing success.
Employee Voice
At AMD, we value the importance of employee voice and actively engage in efforts to ensure that our employees' opinions and perspectives are heard and considered. Our employee voice strategy includes an annual AMDer Survey (engagement survey). Our scores rank AMD in the top 10% of high tech firms on like questions, categories and overall score. Additionally, we measure effectiveness across all elements of the employee lifecycle, including onboarding, exit, and various ad hoc surveys including benefits and total rewards satisfaction. Further, our executive team holds frequent employee roundtables, town halls and global team meetings with question-and-answer segments which facilitates open communication and feedback from our workforce.

Government Regulations
Our global operations are subject to various United States and foreign laws and regulations, including, but not limited to, those relating to export control, customs, intellectual property, data privacy and security, climate, environmental, health and safety requirements, cybersecurity, tax, employment, competition and anti-trust, anti-corruption, anti-bribery, conflict minerals, corporate governance, financial and other disclosures, and AI. Compliance with these governmental laws and regulations do not presently have a material adverse impact on our capital expenditures, results of operations or competitive position. However, compliance with changes to existing or new regulations may have a material adverse impact on our future capital expenditures, results of operations or competitive position. In addition, the failure to comply with government laws and regulations may subject us to consequences including fines, limits on our ability to sell our products, suspension of certain of our business activities, reputational damage, criminal and civil liabilities, and sanctions, which may have a material adverse effect on our capital expenditures, results of operations or competitive position. For additional information about government regulations applicable to our business, and their potential impacts see Risk Factors in Item 1A.
Environmental Regulations
Our operations and properties are subject to various United States and foreign laws and regulations, including those relating to materials used in our products and the manufacturing processes of our products, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require our suppliers to obtain permits for operations making our products, including the discharge of air pollutants and wastewater. Environmental laws are complex, change frequently and tend to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. Jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits.
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
To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $4.8 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that any amount in addition to what has already been accrued would not be material.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition and results of operations.
Economic and Strategic Risks
•Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
•Economic and market uncertainty may adversely impact our business and operating results.
•The semiconductor industry is highly cyclical and has experienced severe downturns.
•The demand for our products depends in part on the market conditions in the industries into which they are sold. There may be fluctuations in demand for our products or a market decline in any of these industries.
•The loss of a significant customer may have a material adverse effect on us.
•We are subject to risks associated with public health crises, such as pandemics and epidemics.
•The markets in which our products are sold are highly competitive.
•Our operating results are subject to quarterly and seasonal sales patterns.
•If we cannot adequately protect our technology or other intellectual property through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.
•Unfavorable currency exchange rate fluctuations could adversely affect us.
Operational and Technology Risks
•We rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.
•Essential equipment, materials, substrates or manufacturing processes may not be available to us.
•We may fail to achieve expected manufacturing yields for our products.
•The success of our business is dependent upon our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting significant industry transitions.
•Our revenue from our semi-custom System-on-Chip (SoC) products is dependent upon our semi-custom SoC products being incorporated into customers’ products and the success of those products.
•Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
•IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.
•We may encounter difficulties in operating our newly upgraded enterprise resource planning (ERP) system.
•Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
•Our ability to design and introduce new products includes the use of third-party intellectual property.
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
•Our business depends on the proper functioning of our internal business processes and information systems.
•Our products may not be compatible with some or all industry-standard software and hardware.
•Costs related to defective products could have a material adverse effect on us.
•We may fail to maintain the efficiency of our supply chain as we respond to changes in customer demand.
•We outsource to third parties certain supply-chain logistics functions.
•We may be unable to effectively control the sales of our products on the gray market.
•Climate change may have a long-term impact on our business.
Legal and Regulatory Risks
•Government actions and regulations may limit our ability to export our products to certain customers.
•If we cannot realize our deferred tax assets, our results of operations could be adversely affected.
•Our business is subject to potential tax liabilities, including as a result of tax regulation changes.
•We are party to litigation and may become a party to other claims or litigation.
•We are subject to environmental laws, conflict minerals-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other laws or regulations that could result in additional costs and liabilities.
•Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
•Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.
Merger, Acquisition and Integration Risks
•Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses may fail to materialize their anticipated benefits and disrupt our business.
•Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
Liquidity and Capital Resources Risks
•The agreements governing our notes, our guarantees of Xilinx’s notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
•Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
•We may not generate sufficient cash to meet our working capital requirements. If we cannot generate sufficient revenue and operating cash flow, we may face a cash shortfall. Also, our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
General Risks
•Our worldwide operations are subject to political, legal and economic risks and natural disasters.
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
Intel’s microprocessor market share position, significant financial resources, introduction of competitive new products, and existing relationships with top-tier OEMs have enabled it to market and price its products aggressively, to target our customers and our channel partners with special incentives and to influence customers who do business with us. These aggressive activities have in the past resulted in lower unit sales and a lower average selling price for many of our products and adversely affected our margins and profitability. Intel also dominates the computer system platform and has a heavy influence on PC manufacturers, other PC industry participants, and benchmarks. It is able to drive de facto standards and specifications for x86 microprocessors that could cause us and other companies to have delayed access to such standards. We may be materially adversely affected by Intel’s business practices, including rebating and allocation strategies and pricing actions, designed to limit our market share and margins; product mix and introduction schedules; product bundling, marketing and merchandising strategies; and exclusivity payments to its current and potential customers, retailers and channel partners. We expect Intel to continue to heavily invest substantial resources in marketing, research and development, new manufacturing facilities and other technology companies. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.
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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes in fiscal monetary or trade policy, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, our Client segment revenue decreased due to a decline in the PC market in the second half of 2022 and the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments.

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

Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. For example, our Client segment revenue decreased due to a decline in the PC market in the second half of 2022 and the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023. Our financial performance has been, and may in the future be, negatively affected by these downturns.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and in the fourth quarter of 2023, we experienced significant demand for our AI accelerators. The demand for such products will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications. Also, in our Client segment revenue is focused on the consumer desktop and notebook PC segments. Our Client segment revenue decreased due to a decline in the PC market in the second half of 2022 and the first half of 2023. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products. Our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023.
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

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations and practices, as well those of our customers, partners, vendors and suppliers. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration and the measures to contain the health outbreak.
The markets in which our products are sold are highly competitive.
The markets in which our products are sold are highly competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as artificial intelligence (AI)), energy efficiency relating to power consumption and battery life given their impact on total cost of ownership, reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.
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
From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. For example, the United States government enacted the Creating Helpful Incentives to Produce Semiconductors for America and Science Act (CHIPS Act) of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.

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
Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected.
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
We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain many of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and ATMP products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice, require onerous prepayments, or reduce or eliminate deliveries to us, which could have a material adverse effect on our business.
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, water shortages, or high heat events, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain environmental, social, atmospheric or natural, economic or political circumstances or conditions, we may encounter supply delays or disruptions. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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
We are a party to a wafer supply agreement (WSA) with GF that governs the terms by which we purchase products manufactured by GF and this agreement is in place through 2025. GF will provide a minimum annual capacity allocation to us through 2025 and we have corresponding annual wafer purchase targets. If we do not meet the annual wafer purchase target, we will be required to pay to GF a portion of the difference between the actual wafer purchases and the wafer purchase target for such year. AMD and GF also have agreed to wafer pricing through 2025. We do not have any exclusivity commitments with GF, and we have full flexibility to contract with any wafer foundry with respect to all products manufactured at any technology node. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. If GF fails to meet its minimum annual capacity allocation obligations, we could experience significant delays in the shipment of our products, which could have a material adverse effect on our business.
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
Failure to achieve expected manufacturing yields for our products could negatively impact our results of operations.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors, product features preferences or requirements, consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our Pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are increasingly building AI capabilities into our products, but if we fail to develop and timely offer such products and technologies or keep pace with the product offerings of our competitors, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
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
The products that we sell are complex and have been and may in the future be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may depend on vendors to create mitigations to their technology that we incorporate into our products and they may delay or decline to make such mitigations. We may also depend on third parties, such as customers and end users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We have and may in the future be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or results of operations.
IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, IT Systems). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, Confidential Data). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Threat actors range in sophistication from individual hackers and insiders to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyberattacks have and may come into our IT Systems through the compromise of user’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities.
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

Cyberattacks that breach our security measures, or those of our third-party service providers, customers or business partners, could result in any or all of the following, which individually or collectively could materially adversely affect our financial condition, our competitive position; unauthorized access to, misuse or disclosure of Confidential Data (such as intellectual property, sensitive business information or personally identifiable information (PII)); reputational harm and/or diminution in our competitiveness; loss of existing and/or future customers; litigation and/or regulatory investigations or enforcement; significant remediation, restoration and compliance costs; and the diversion of management’s attention and key information technology resources. In addition, many governments have enacted and are continuing to enact strict privacy and security laws, such as the UK’s and European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), which provide for fines, penalties, and in the case of the CCPA and similar legislation, the basis for private claims for certain types of data breaches. We anticipate ongoing and increasing costs related to enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation or regulatory proceedings; mitigating reputational harm; and complying with external regulations.
We may encounter difficulties in operating our newly upgraded enterprise resource planning system, which could materially adversely affect us.
We have recently upgraded our enterprise resource planning (ERP) system to help us manage our operations and financial reporting. Our newly upgraded ERP system may not operate as we expect it to and may cause disruption to our operations, which could have a material adverse effect on our business. Difficulties that may occur in connection with operating our newly upgraded ERP system include disruptions to business continuity, administrative or technical problems, difficulty in maintaining effective internal controls, and interruptions or delays to our sales processes. Any of these events could have an adverse effect on our business, operating results and financial condition.
Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Client segment revenue decreased due to a decline in the PC market in the second half of 2022 and the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.
Excess or obsolete inventory have resulted in, and may in the future result in, write-downs of the value of our inventory. For example, in the third quarter of 2022, we recorded certain charges primarily for inventory, pricing and related reserves in the Gaming and Client segments. Factors that may result in excess or obsolete inventory, a reduction in the average selling price, or a reduction in our gross margin include: a sudden or significant decrease in demand for our products; a production or design defect in our products; a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements; a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or our competitors introducing new products or taking aggressive pricing actions.

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
These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We continuously work on simplifying our information systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyberattacks, insider threat attacks, unauthorized system or data modifications, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business.
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

Climate change may have a long-term impact on our business.
Climate change may have an adverse impact on our business and the business of our suppliers and customers. Global climate change may result in certain natural disasters and climate-related events occurring with increasing frequency and severity and its physical impact on the U.S., China and other major regions where we have operations has the potential to disrupt our business and those of our customers and suppliers. Our headquarters and some of our operations and facilities are located in areas that are susceptible to earthquakes and tsunamis, wildfires, extreme storms, extreme heat, drought, freezing and other natural disasters. Water and energy availability and reliability in the regions where we have facilities and where our suppliers have operations is important to our business. Certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding could disrupt the availability of water necessary for the operations of our business or those of our suppliers and customers. Global climate change may also result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. Such disruptions could cause delays in manufacturing or shipping our products, affect our supply chain and may result in the loss of business, and additional costs to maintain or resume operations, any of which could adversely affect our business and results of operation. We may also experience contractual disputes relating to supply chain delays resulting from climate change related disruptions, which could result in increased litigation and costs. Data centers depend on access to clean water and reliable energy, thus potential power or water shortages could impair our customer’s ability to expand their data center capacity and consume our products and services.
Although we maintain insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on coverage, availability and cost. Some of our policies have large deductibles and broad exclusions. Additionally, our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
Our business and the business of our suppliers and customers may also be subject to further climate-related regulations, contract terms and lawsuits. New increased regulations regarding carbon taxes, greenhouse gas emissions, fuel or energy taxes and other climate-related risks could result in greater costs; for example, as a result of carbon pricing impacts on electrical utilities and/or necessitating that we purchase more renewable energy than otherwise planned. Our supply chain manufacturing suppliers may be exposed to increased costs of doing business should they be affected by new climate-related expectations such as those affecting abatement equipment, renewable energy, and/or alter production processes and materials selections. The additional compliance costs incurred by our suppliers may be passed on to us and result in greater indirect costs to us. These costs and restrictions could harm our business and results of operations by increasing our expenses, impacting our reputation if there is actual or perceived non-compliance, or requiring us to alter our operations and products. The long-term effects of climate change on the global economy and the technology industry are unclear but could be severe.
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

In October 2023, BIS issued new requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China. These controls prevent us from shipping our AMD Instinct™ MI250, MI300X, MI300A, MI388X integrated circuits and our Versal™ VC2802, VE2802 FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 country (including China), without a license. These controls also require us to file a Notified Advanced Computing (NAC) notification with BIS 25 days before shipping certain Versal VC2602 and VE2602 FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 country (including China). In December 2023, BIS published a series of frequently asked questions indicating an intent to revise certain sections of the controls issued in October. Such revisions may bring certain other products including the AMD Instinct MI210 into the NAC notification requirement. The NAC notification process could result in BIS prohibiting a shipment or requiring a license application before shipping a product that is the subject of a NAC notification. BIS may issue new licensing requirements and regulatory controls in the future. Even new products that fall below the licensing thresholds may not be successful because we have no assurances BIS will agree that the alternative products are not subject to the new licensing requirements or that future regulations will not control the alternative products. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales adversely impacting our reputation and business. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our current and future products, customers, or suppliers by the United States, China or other countries that could have a material adverse effect on our business. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States.
We may, from time to time, receive technical data from third parties that is subject to the International Traffic and Arms Regulations (ITAR), which are administered by the U.S. Department of State. Export Administration Regulation (EAR) governs the export and re-export of certain AMD products, including FPGAs, as well as the transfer of related technologies or provision of services, whether in the U.S. or abroad. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements. An inability to obtain the required export licenses, or to predict when or pursuant to which conditions they will be granted, increases the difficulties of forecasting shipments. When we file license applications or Notification Advanced Computing (NAC) exception notices we have no assurance that BIS will grant any exemptions or licenses or that the BIS will act on the filings in a timely manner. Even if BIS grants a requested license, the license may come with burdensome conditions that we cannot or decide not to fulfill. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.
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
Our income tax expense is computed based on tax rates enacted at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Many countries have started to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two. Many countries, including non-EU member states, have implemented laws based on Pillar Two proposals, which may materially adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to review and inquiry, which could also result in changes in tax policies or existing tax rulings, and may have a material adverse effect on us.
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
Our operations and properties are subject to various United States and foreign laws and regulations, including those relating to materials used in our products and the manufacturing processes of our products, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. In addition, our operations and those of our suppliers are further governed by regulations prohibiting the use of forced labor (e.g., mining conflict materials), and restrictions on other materials, as well as laws or regulations governing the operation of our facilities, sale and distribution of our products, and real property. For the manufacturing of our products, these laws and regulations require our suppliers to obtain permits for operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to oversee our suppliers’ compliance, we cannot assure you that our suppliers have been or will be in complete compliance with such laws, regulations and permits. If our suppliers violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. Such non-compliance from our manufacturing suppliers could result in disruptions in supply, higher sourcing costs, and/or reputational damage for us. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our current or former facilities or other environmental or natural resource damage. We have been named as a responsible party at three Superfund sites in Sunnyvale, California and we are subject to Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites and we have entered into settlement agreements with other responsible parties on two of the orders. During the term of such agreements, other parties have agreed to assume most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. We remain responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. Although we have not been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not been identified could exist at our other facilities.
Future environmental legal requirements may become more stringent or costly. As such, the costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances may increase and could have a material adverse effect on us.

Environmental laws are complex, change frequently and tend to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. Jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications, and the like, as well as additional energy consumption limits. Certain of our products may be excluded from some of these markets which could materially adversely affect us.
We incur costs associated with complying with conflict minerals reporting requirements to our customers and the SEC. In addition to the SEC regulation, the EU, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Customers are increasingly seeking information about the source of minerals used in our supply chain beyond those addressed in laws and regulations. Given the complexity of mineral supply chains, we may be unable to sufficiently verify the origins of the subject minerals and thus our reputation may be harmed. Moreover, we are likely to encounter challenges to satisfy customers who require that all of the components of our products be certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products. In addition, new or increased regulations limiting the use of such components, or regulation regarding greenhouse gas emissions and climate change-related risks, could increase our energy costs, for example as a result of carbon pricing impacts on electrical utilities and/or necessitating that we purchase more renewable energy than otherwise planned. Our supply chain manufacturing suppliers may be exposed to increased cost of doing business should they be affected by new climate-related regulations, for example, affecting abatement equipment, renewable energy, and/or alter production processes and materials selections.
In addition to our Company, customers, governments and authorities continue to focus on eliminating risks of forced labor in supply chains which may increase the cost of our compliance program. Several customers have also issued expectations to eliminate these occurrences, if any, that may impact us. While we have a Human Rights Policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance with laws and expectations. Our failure to satisfy customer expectations on forced and trafficked labor policies may result in these customers choosing a competitor’s product or enforcement liability and reputational challenges.
In addition, many governments have enacted laws around PII, such as the GDPR and the CCPA, and the failure to comply could result in sanctions or other actions by the governments. The GDPR imposes significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance.
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of AI, there are various current and proposed regulatory frameworks relating to the use of AI in products and services in the U.S. and foreign jurisdictions such as the EU. For example, in the EU, an AI act is being considered. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.

Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
There are evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters including those involving the environment and climate, energy and water consumption, diversity and inclusion, human rights and cybersecurity. This development on corporate responsibility is resulting in increased mandatory and voluntary reporting standards and disclosures. For example, various jurisdictions have adopted or are contemplating adopting legislation and regulations that may impact how we and our suppliers and customers conduct business or report on business by requiring the disclosure and tracking of greenhouse gas emissions, climate change-related risks and other sustainability matters related to our business. As the nature, scope and complexity of corporate responsibility reporting and disclosure requirements continue to evolve, we may incur additional compliance costs and indirect compliance costs from our customers and, suppliers that are passed on to us. In addition, certain corporate responsibility legislation and regulation may require us to adapt our business or supply chain in ways that are costly or inefficient. Emerging legal and regulatory requirements, can be unpredictable, are subject to change, and may be difficult for us to comply with given the complexity of our supply chain and our outsourced manufacturing. Our failure to comply, or the appearance of our failure to comply, with these legal and regulatory requirements can result in regulatory penalties, fines and legal liabilities, increase costs, and harm our reputation – any of which could have a material adverse effect on our business, financial condition and results of operation. In addition, while we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or targets, among others) or commitments to improve our corporate responsibility profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly, may not have the desired effect or may impact our reputation with other stakeholders and have a material adverse effect on our business.
We have publicly announced certain corporate responsibility goals spanning multiple topics informed by input from various of our stakeholders, including customers, investors and employees. These goals, which reflect our current plans and aspirations based on known conditions; thus, in the future they may change or may not be achieved. We may not achieve, for instance, our stated 30x25 energy efficiency goal to deliver a 30x increase in energy efficiency by 2025, for our processors and accelerators powering servers for high-performance computing and AI training from a 2020 baseline. We are also pursuing and annually reporting our progress toward a science-based target (aligned with a 1.5˚C scenario) of a 50% absolute reduction in greenhouse gas emissions from our operations (Scope 1 and 2) by 2030, from a 2020 base year. Our achievement of these goals, aspirations and other corporate responsibility initiatives is not certain and is subject to various challenges, risks and expectations such as standards, processes, and methodologies that continue to evolve or emerge. Our progress towards some goals receive third-party limited assurance and not reasonable assurance, or may rely on receipt of others’ information and data that may not be subject to either third-party limited or reasonable assurance. Any failure to achieve such goals (or achieve these goals within the set timeframe) or the perception by stakeholders of such failure to achieve these goals may result in reputational or financial harm. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related matters. Both advocates and opponents to these matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business. Additionally, stakeholder groups may find our stated goals to be insufficiently responsive to the implications of issues, such as climate change, and any failure to set or achieve corporate responsibility initiatives that meet stakeholder expectations may result in loss of customers or in investors selling their shares, which could harm our reputation and could have a material adverse effect on our business.

Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.
We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. As with many new emerging technologies, AI presents risks and challenges and increasing ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers, could cause harm to individuals or society and impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new proposed legislation regulating AI, new applications of existing data protection, privacy and intellectual property and other laws. Such regulations could cause us to incur greater compliance costs and could also impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services, which could thus require us to change our business practices and could adversely affect our business, financial condition and results of operations. If the AI-related products that we offer have unintended consequences or unintended usage or customization by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and may result in reputational and financial harm and liability to our business.
Merger, Acquisition and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operation and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions or joint ventures include numerous risks including our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all, due to our inability to obtain required government or other approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; or other unforeseen factors. Even if we successfully complete an acquisition or joint venture, we may not be able to realize any of the anticipated benefits in a timely manner or at all for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. Any one of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In addition, to complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations.

Moreover, we may not adequately assess the risks of new business initiatives and subsequent events may arise that alter the risks that were initially considered. Acquisitions, joint ventures and other investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products, which could have a negative impact on our results of operations. Acquisitions or joint ventures may also reduce our cash available for operation and other uses which could harm our business. For example, the majority of our ATMP services are provided by the ATMP JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business. We may not realize the expected benefits from the THATIC JV’s expected future performance, including the receipt of any future milestone payments and any royalties from certain licensed intellectual property. In June 2019, the BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. We are complying with U.S. law pertaining to the Entity List designation.
Furthermore, we may at times invest in private companies to further our strategic objectives and to support certain key business initiatives. Many of the instruments that we invest in are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest in are not successful, we could recognize an impairment and/or lose all or part of our investment.
Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx) and Pensando Systems Inc. (Pensando) acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx and Pensando acquisitions, we recorded significant goodwill and other intangible assets on our consolidated balance sheet. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.
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
Additionally, in connection with the acquisition of Xilinx, we entered into supplemental indentures for the Xilinx’s 2.950% Notes and 2.375% Notes (together, the Assumed Xilinx Notes), pursuant to which all obligations of Xilinx under the Assumed Xilinx Notes are unconditionally guaranteed on a senior unsecured basis by us. The indentures governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

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
Our total debt principal amount outstanding as of December 30, 2023 was $2.5 billion. Our indebtedness may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments; limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; place us at a competitive disadvantage compared to our competitors with relatively less debt; and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 65% for the year ended December 30, 2023. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our operations in foreign countries include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; disruption in air transportation between the U.S. and our overseas facilities; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the U.S. and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, typhoons, droughts, fires, sea-level rise, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our Santa Clara and San Jose operations are located near major earthquake fault lines in California. We also have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events and natural disasters can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. In addition, certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding, could disrupt the availability of water necessary for the operations of our business or the business of our suppliers or customers. Global climate change also may result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. We have experienced, and will continue to experience, disruptions to our business as these measures have, and will continue to have, an effect on our business operations and practices.

The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets.
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
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of December 30, 2023, $5.6 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.
Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party cyber risk management process for vendors including, among other things, a security assessment and contracting program for vendors based on their risk profile.
At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Finance Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives a briefing from management on our cyber risk management program at least annually. Board members receive presentations on cybersecurity matters from our Chief Information Security Officer (CISO), information security team or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, led by our CISO and Sr. Director of Information Security, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Sr. Director of Information Security has served in various roles in information technology and information security for over 20 years and holds multiple industry-recognized certifications. Our CISO, who is also our Chief Information Officer, has over 20 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution.
Our management team, led by our CISO and Sr. Director of Information Security, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.
ITEM 2. PROPERTIES
As of December 30, 2023, we have approximately 6 million square feet of space for research and development, engineering, administrative and warehouse use throughout the world. These facilities include approximately 5 million square feet of leased space and approximately 1 million square feet of owned space. Our headquarters are located in Santa Clara, California, and we have significant operations in Austin, Texas; San Jose, California; Shanghai, China; Markham, Ontario, Canada; Longmont, Colorado; Dublin, Ireland; Singapore; and Bangalore and Hyderabad, India. We also have a number of regional sales offices located in commercial centers near customers, principally in the United States, Europe, Asia and Latin America.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. On January 25, 2024, there were 4,909 registered holders of our common stock, and the closing price of our common stock was $180.33 per share as reported on NASDAQ.
Issuer Purchases of Equity Securities
We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). We expect to fund repurchases through cash generated from operations. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. The following table provides information relating to our repurchase of common stock during the fourth quarter of fiscal year 2023:

Date of Repurchase	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Publicly Announced Plans or Programs
				(In millions)
Oct 1, 2023 - Oct 28, 2023	—	$—	—	$5,788
Oct 29, 2023 - Nov 25, 2023	781,106	$119.59	781,106	$5,694
Nov 26, 2023 - Dec 30, 2023	1,164,316	$119.99	1,164,316	$5,555
Total	1,945,422		1,945,422
Equity Award Share Withholding
Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During fiscal year 2023, we withheld 4 million shares at an average price of $110.51 per share as payment of withholding taxes in connection with the vesting and exercise of equity awards.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductors Index
The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index from December 29, 2018 through December 30, 2023, assuming reinvestment of dividends. The past performance of our common stock is no indication of future performance.

	Base Period	Years Ended
Company / Index	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023
Advanced Micro Devices, Inc.	$100	$259	$515	$820	$363	$827
S&P 500 Index	$100	$133	$155	$200	$165	$209
S&P 500 Semiconductors Index	$100	$148	$208	$317	$198	$417

Unregistered Sales of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements as of December 30, 2023 and December 31, 2022 and for each of the three years in the period ended December 30, 2023 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for 2023 compared to 2022, an analysis of changes in our financial condition and a discussion of our off-balance sheet arrangements. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
During 2023 we successfully launched multiple leadership products across our business and made important progress on our artificial intelligence (AI) strategy. In Data Center, we launched several 4th Gen AMD EPYC™ processors, including our AMD EPYC 97x4 processors, formerly codenamed “Bergamo,” built with our “Zen 4c” architecture core and designed to deliver leadership cloud-native computing, and our AMD EPYC 8004 Series processors, formerly codenamed “Siena”, that bring the “Zen 4c” core into a purpose-built CPU. In addition, we announced the extension of our 3rd Gen AMD EPYC processor family with six new offerings to meet the needs of general IT and mainstream computing for businesses seeking to leverage the economics of established platforms. For our AI Data Center solutions, we announced the availability of the AMD Instinct™ MI300X accelerators that are designed to deliver leadership performance for generative AI workloads and high performance computing (HPC) applications. In addition, we unveiled the AMD Instinct MI300A APU, which integrate the CPU and GPU cores on a single package delivering an efficient platform while also providing the compute performance to accelerate training on the latest AI models. We enhanced the performance and features of our AMD RoCm™ software by releasing our latest AMD ROCm 6 open software platform for AI and HPC workloads.
We expanded our Embedded processor portfolio with powerful, scalable offerings for a variety of embedded applications such as the AMD Ryzen™ Embedded 7000 Series processor family. We launched the AMD Versal™ Premium VP1902 adaptive SoC designed to help chipmakers streamline the verification of application-specific integrated circuits (SICs) and SoC designs, and we introduced the Spartan™ Ultrascale+™ FPGA ideal for cost-sensitive applications requiring low power and high I/O. We launched the AMD Alveo™ MA35D media accelerator to power live interactive streaming services at scale, as well as the AMD Alveo UL3524 accelerator card. We expanded our Zynq™ UltraScale™ RFSoC digital front-end portfolio with two additional devices to enable the expansion and deployment of 4G/5G radios where lower cost, power and spectrum-efficient radios are required to address increased wireless connectivity. For our adaptive System-on-Modules (SOMs), we announced the addition of AMD Kria™ K24 SOM and KD240 Drives Starter Kit which offer power-efficient compute in a small factor and target cost-sensitive industrial and commercial edge applications.
We continued to expand our Client product portfolio by launching our Ryzen 7000 Series Mobile processors bringing the power of “Zen 4” and AMD RDNA 3 integrated graphics architecture to notebook users. We expanded our commercial portfolio with AMD Ryzen PRO 7000 Series Mobile processors to bring advanced and power efficient x86 processors to business notebooks and mobile workstations. We announced our Ryzen 7045HX3D gaming mobile processor with AMD 3D V-cache technology with leadership mobile gaming performance. We also introduced AMD Ryzen X3D desktop processors, the Ryzen 9 7900X3D and Ryzen 9 7950X3D processors with 3D V-Cache technology. For handheld PC gaming consoles, we introduced the AMD Ryzen Z1 and Z1 Extreme processors featuring RDNA 3 architecture based graphics, to bring portability and battery life to handled PC gaming consoles.

In Gaming, we introduced the AMD Radeon RX 7900M graphics for laptops, delivering desktop-class performance for gaming and content creation. We also introduced the new AMD Radeon™ PRO W7000 Series graphics, our first professional graphic cards built on advanced AMD chiplet design to deliver leadership performance and unique features: the AMD Radeon PRO W7600 and AMD Radeon PRO W7500. We designed these workstation graphics cards for mainstream professional workflows. We also unveiled the AMD Radeon RX 7800 XT and Radeon RX 7700 XT graphics cards optimized to deliver high-performance and high-refresh 1440p gaming experiences along with AMD FidelityFX™ Super Resolution 3 designed to offer performance boosts in supported games.
We expanded our AI engagements with a broad set of data center customers during the year. In our Data Center GPU business, demand for our Data Center GPUs products was very strong as we had large hyperscaler customers committed to deploy our next generation AMD Instinct MI300 accelerators. Our AI strategy is focused on three areas: first, to deliver a broad portfolio and multigenerational roadmap of leadership CPUs, GPUs and adaptive computing solutions for AI inference and training; second, to extend the open software platform we have established to enable our AI hardware to be deployed broadly and with ease; and third, expand the deep and collaborative engagements we have established across the ecosystems to accelerate deployments of AMD-based AI solutions at scale. To help execute our AI strategy and accelerate our AI business, we brought together multiple AI teams across AMD to execute our end-to-end AI hardware strategy and drive development of a comprehensive software ecosystem that will span our full product portfolio. We strengthened our AI software capabilities with strategic acquisitions during the year. In August 2023, we acquired Mipsology SAS, an AI software company to help develop the full AMD AI software stack and expand the open ecosystem of software tools, libraries and models. We further expanded our open AI software capabilities with the acquisition of Nod, Inc., an open AI software company, in October 2023. Nod, Inc.’s software technology helps accelerate the deployment of AI solutions optimized for AMD Instinct data center accelerators, Ryzen AI processors, EPYC processors, Versal SoCs and Radeon GPUs.
Against the backdrop of a mixed demand environment, net revenue for 2023 was $22.7 billion, a decrease of 4% compared to 2022 net revenue of $23.6 billion. The decrease in net revenue was primarily due to a 25% decrease in Client segment revenue primarily due to lower processor sales and a 9% decrease in Gaming segment revenue primarily due to lower semi-custom product sales. This decrease was partially offset by a 17% increase in Embedded segment revenue primarily due to the inclusion of embedded product revenue from Xilinx, Inc. (Xilinx) for the full twelve months period in 2023, as compared to a partial period from February 14, 2022 (the Xilinx Acquisition Date) in the prior year period, and a 7% increase in Data Center segment revenue primarily driven by higher sales of AMD Instinct GPUs and 4th Gen AMD EPYC CPUs. Gross margin, as a percentage of net revenue for 2023, was 46%, compared to 45% in 2022. The increase in gross margin was primarily due to higher Embedded segment revenue and lower amortization of acquisition-related intangible assets, partially offset by lower Client segment revenue and product mix. Operating income for 2023 was $401 million compared to operating income of $1.3 billion for 2022. The decrease in operating income was primarily due to lower Client segment performance and increased R&D investments, partially offset by lower amortization of acquisition-related intangible assets. Net income for 2023 was $854 million compared to $1.3 billion in the prior year. The decrease in net income was primarily driven by lower operating income.
Cash, cash equivalents and short-term investments as of December 30, 2023 were $5.8 billion, compared to $5.9 billion at the end of 2022. Our aggregate principal amount of total debt as of December 30, 2023 and December 31, 2022 was $2.5 billion.
During the twelve months ended December 30, 2023, we returned a total of $985 million to shareholders through the repurchase of 9.7 million shares of common stock under our stock repurchase program. As of December 30, 2023, $5.6 billion remained available for future stock repurchases under this program. The repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
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
Goodwill. Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed in connection with business combinations. Our reporting units are at the operating segment level. Our goodwill is contained within four reporting units: Data Center, Client, Gaming and Embedded.
We perform our goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Significant judgment is required in estimating the fair value of our reporting units to determine if the fair values of those units exceed their carrying values and an impairment to goodwill is required when a quantitative goodwill impairment test is performed. We typically obtain the assistance of third-party valuation specialists to help in determining the fair value of our reporting units. Changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of our reporting units’ goodwill. Based on our annual qualitative impairment test, we concluded it is not more likely than not that the fair value of each reporting unit exceeded its carrying amount.
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

Through the end of 2023, we continue to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations, under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowances are maintained due to a lack of sufficient sources of future taxable income.
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
The following table provides a summary of net revenue and operating income (loss) by segment for 2023 and 2022:

	Year Ended
	December 30, 2023	December 31, 2022
	(In millions)
Net revenue:
Data Center	$6,496	$6,043
Client	4,651	6,201
Gaming	6,212	6,805
Embedded	5,321	4,552
Total net revenue	$22,680	$23,601
Operating income (loss):
Data Center	$1,267	$1,848
Client	(46)	1,190
Gaming	971	953
Embedded	2,628	2,252
All Other	(4,419)	(4,979)
Total operating income	$401	$1,264
Data Center
Data Center net revenue of $6.5 billion in 2023 increased by 7%, compared to net revenue of $6.0 billion in 2022. The increase was primarily driven by higher sales of AMD Instinct GPUs and 4th Gen AMD EPYC CPUs.
Data Center operating income was $1.3 billion in 2023, compared to operating income of $1.8 billion in 2022. The decrease in operating income was primarily due to product mix and higher research and development (R&D) investment.
Client
Client net revenue of $4.7 billion in 2023 decreased by 25%, compared to net revenue of $6.2 billion in 2022, primarily due to lower sales of Ryzen mobile and desktop processors, resulting from a 16% decrease in average selling price and a 12% decrease in unit shipments. Lower Ryzen processor sales were due to weak PC market conditions and inventory correction across the PC supply chain that impacted the first half of 2023.
Client operating loss was $46 million in 2023, compared to operating income of $1.2 billion in 2022. The decrease in operating income was primarily due to lower revenue.

Gaming
Gaming net revenue of $6.2 billion in 2023 decreased by 9%, compared to net revenue of $6.8 billion in 2022. The decrease in net revenue was primarily due to lower semi-custom product revenue.
Gaming operating income was $971 million in 2023, compared to operating income of $953 million in 2022. The increase in operating income was primarily driven by product mix, partially offset by higher R&D investment.
Embedded
Embedded net revenue of $5.3 billion in 2023 increased by 17%, compared to net revenue of $4.6 billion in 2022. The increase in net revenue was primarily driven by the inclusion of embedded product revenue from Xilinx, Inc. (Xilinx) for the full twelve months period in 2023, as compared to a partial period from February 14, 2022 (the Xilinx Acquisition Date) in the prior year period.
Embedded operating income was $2.6 billion in 2023, compared to operating income of $2.3 billion in 2022. The increase in operating income was primarily driven by the inclusion of Xilinx for the full twelve months period as compared to a partial period from the Xilinx Acquisition Date in the prior year period.
All Other
All Other operating loss of $4.4 billion in 2023 primarily consisted of $2.8 billion of amortization of acquisition-related intangibles, $1.4 billion of stock-based compensation expense, and $258 million of acquisition-related and other costs. All Other operating loss of $5.0 billion in 2022 primarily consisted of $3.5 billion of amortization of acquisition-related intangibles, $1.1 billion of stock-based compensation expense and $452 million of acquisition-related and other costs.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (expense) and Income Taxes
The following is a summary of certain consolidated statement of operations data for 2023 and 2022:

	December 30, 2023	December 31, 2022
	(In millions, except for percentages)
Net revenue	$22,680	$23,601
Cost of sales	11,278	11,550
Amortization of acquisition-related intangibles	942	1,448
Gross profit	10,460	10,603
Gross margin	46%	45%
Research and development	5,872	5,005
Marketing, general and administrative	2,352	2,336
Amortization of acquisition-related intangibles	1,869	2,100
Licensing gain	(34)	(102)
Interest expense	(106)	(88)
Other income (expense), net	197	8
Income tax (benefit)	(346)	(122)
Gross Margin
Gross margin as a percentage of net revenue was 46% in 2023 compared to 45% in 2022. The increase in gross margin was primarily driven by higher Embedded segment revenue and lower amortization of acquisition-related intangible assets, partially offset by lower Client segment revenue and product mix.
Expenses
Research and Development Expenses
Research and development expenses of $5.9 billion in 2023 increased by $867 million, or 17%, compared to $5.0 billion in 2022. The increase was primarily due to higher employee-related costs due to an increase in headcount to support increased investment in AI.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $2.4 billion in 2023 increased by $16 million, or 1%, compared to $2.3 billion in 2022. The increase was primarily due to an increase in employee-related costs.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $2.8 billion for 2023 decreased by $737 million, or 21%, compared to $3.5 billion in 2022. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the first half of the current fiscal year.
Licensing Gain
We recognized $34 million of licensing gain from royalty income and $102 million of licensing gain from milestone achievement and royalty income associated with the licensed IP to the THATIC JV, our two joint ventures with Higon Information Technology Co., Ltd., a third-party Chinese entity, in 2023 and 2022, respectively.
Interest Expense
Interest expense of $106 million in 2023 increased by $18 million compared to $88 million in 2022, primarily due to interest expense from our 3.924% Senior Notes Due 2032 (3.924% Notes) and our 4.393% Senior Notes Due 2052 (4.393% Notes) that were issued in June 2022.
Other Income (expense), net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments and foreign currency transaction gains and losses.
Other income (expense), net was $197 million in 2023 compared to $8 million of Other income, net in 2022. The change was primarily due to an increase in interest income driven by rising interest rates.
Income Tax Benefit
We recorded an income tax benefit of $346 million and $122 million in 2023 and 2022, respectively, representing effective tax rates of (68%) and (10%), respectively. The increase in income tax benefit in 2023 was primarily due to the lower pre-tax income coupled with a $185 million foreign-derived intangible income tax benefit and $169 million of research and development tax credits.
Global Minimum Tax
The OECD is continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two. Many countries, including non-EU member states, have implemented laws based on Pillar Two proposals, with effective dates starting in 2024. Although many countries have already introduced Pillar Two legislation applicable to the Company effective in 2024, certain jurisdictions in which we operate have not adopted corresponding legislation to date. The impact associated with Pillar Two will be accounted for as period costs. We continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available.
International Sales
International sales as a percentage of net revenue were 65% in 2023 and 66% in 2022. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions are denominated in U.S. dollars.

FINANCIAL CONDITION
Liquidity and Capital Resources
As of December 30, 2023, our cash, cash equivalents and short-term investments were $5.8 billion compared to $5.9 billion as of December 31, 2022. The percentage of cash and cash equivalents held domestically was 77% as of December 30, 2023, and 73% as of December 31, 2022.
Our operating, investing and financing cash flow activities for 2023 and 2022 were as follows:

	December 30, 2023	December 31, 2022
	(In millions)
Net cash provided by (used in):
Operating activities	$1,667	$3,565
Investing activities	(1,423)	1,999
Financing activities	(1,146)	(3,264)
Net increase (decrease) in cash and cash equivalents	$(902)	$2,300
We have $3.0 billion available under an unsecured revolving credit agreement (Revolving Credit Agreement) that expires on April 29, 2027. No funds were drawn from this credit facility during the year ended December 30, 2023.
We also have a commercial paper program to issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We did not issue any commercial paper during the year ended December 30, 2023.
Our aggregate principal debt obligations were $2.5 billion as of December 30, 2023. Our 2.95% Notes with a principal amount of $750 million are due in June 2024.
As of December 30, 2023, we had unconditional purchase commitments of approximately $4.6 billion, of which $3.9 billion are in fiscal year 2024. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions. Our contractual obligations and purchase commitments relate primarily to our obligations to purchase wafers and substrates from third parties and future payments related to certain software and technology licenses and IP licenses. See Note 16 – Commitments and Guarantees.
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
Net cash provided by operating activities was $1.7 billion in 2023, primarily due to our net income of $854 million in 2023, adjusted for non-cash adjustments of $3.9 billion and net cash outflows of $3.0 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.3 billion increase in accounts receivable driven primarily by higher revenue in the last month of 2023 compared to the last month of 2022, and a $580 million increase in inventories driven primarily by build of advanced process nodes to support the ramp of new products.

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
Investing Activities
Net cash used in investing activities was $1.4 billion in 2023, which primarily consisted of cash used for purchases of short-term investments of $3.7 billion, $546 million for purchases of property and equipment, and cash used in acquisitions, net of cash acquired of $131 million, partially offset by proceeds from maturities of short-term investments of $2.7 billion and sale of short-term investments of $300 million.
Net cash provided by investing activities was $2 billion in 2022, which primarily consisted of higher cash provided by maturities of short-term investments of $4.3 billion and cash acquired as part of the acquisition of Xilinx of $2.4 billion, partially offset by higher cash used for purchases of short-term investments of $2.7 billion, cash used in the acquisition of Pensando Systems Inc. (“Pensando”) of $1.5 billion and $450 million for purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $1.1 billion in 2023, which primarily consisted of common stock repurchases of $985 million under the Repurchase Program and repurchases to cover tax withholding on employee equity plans of $427 million, partially offset by proceeds from the issuance of common stock under our employee equity plans of $268 million.
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
Off-Balance Sheet Arrangements
As of December 30, 2023, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 30, 2023, our investment portfolio consisted of fixed income instruments, time deposits and commercial paper. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 50 basis-point (half percentage point) increase or decrease in interest rates compared to rates at December 30, 2023 would have affected the fair value of our cash equivalent and investment portfolio by approximately $7 million.
As of December 30, 2023, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities which we believe involve a higher degree of risk. As of December 30, 2023, all of our investments in debt securities were A-rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
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
The following table provides information about our foreign currency forward contracts as of December 30, 2023 and December 31, 2022. All of our foreign currency forward contracts mature within 24 months.

	December 30, 2023			December 31, 2022
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Chinese Renminbi	$655	6.7593	$(10)	$599	6.7848	$(3)
Canadian Dollar	645	1.3479	11	607	1.3137	(16)
Indian Rupee	514	84.6922	1	516	82.1493	(9)
Taiwan Dollar	171	29.3064	(3)	207	29.1231	(4)
Singapore Dollar	495	1.3314	6	259	1.3600	4
Euro	303	0.9017	1	142	0.9334	1
Pound Sterling	167	0.8057	2	88	0.8204	(1)
Japanese Yen	—	—	—	2	133.7593	—
Australian Dollar	—	—	—	1	1.4689	—
Total	$2,950		$8	$2,421		$(28)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions, except per share amounts)
Net revenue	$22,680	$23,601	$16,434
Cost of sales	11,278	11,550	8,505
Amortization of acquisition-related intangibles	942	1,448	—
Total cost of sales	12,220	12,998	8,505
Gross profit	10,460	10,603	7,929

Research and development	5,872	5,005	2,845
Marketing, general and administrative	2,352	2,336	1,448
Amortization of acquisition-related intangibles	1,869	2,100	—
Licensing gain	(34)	(102)	(12)
Operating income	401	1,264	3,648

Interest expense	(106)	(88)	(34)
Other income (expense), net	197	8	55
Income before income taxes and equity income	492	1,184	3,669

Income tax provision (benefit)	(346)	(122)	513
Equity income in investee	16	14	6
Net income	$854	$1,320	$3,162

Earnings per share
Basic	$0.53	$0.85	$2.61
Diluted	$0.53	$0.84	$2.57
Shares used in per share calculation
Basic	1,614	1,561	1,213
Diluted	1,625	1,571	1,229
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Net income	$854	$1,320	$3,162
Other comprehensive income (loss)
Net change in unrealized gains (losses) on cash flow hedges	31	(38)	(20)
Total comprehensive income	$885	$1,282	$3,142
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 30, 2023	December 31, 2022
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,933	$4,835
Short-term investments	1,840	1,020
Accounts receivable, net	5,376	4,126
Inventories	4,351	3,771
Receivables from related parties	9	2
Prepaid expenses and other current assets	1,259	1,265
Total current assets	16,768	15,019
Property and equipment, net	1,589	1,513
Operating lease right-of-use assets	633	460
Goodwill	24,262	24,177
Acquisition-related intangibles	21,363	24,118
Investment: equity method	99	83
Deferred tax assets	366	58
Other non-current assets	2,805	2,152
Total assets	$67,885	$67,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055	$2,493
Payables to related parties	363	463
Accrued liabilities	3,082	3,077
Current portion of long-term debt, net	751	—
Other current liabilities	438	336
Total current liabilities	6,689	6,369
Long-term debt, net of current portion	1,717	2,467
Long-term operating lease liabilities	535	396
Deferred tax liabilities	1,202	1,934
Other long-term liabilities	1,850	1,664
Commitments and Contingencies (see Notes 16 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,663 and 1,645; shares outstanding: 1,616 and 1,612	17	16
Additional paid-in capital	59,676	58,005
Treasury stock, at cost (shares held: 47 and 33)	(4,514)	(3,099)
Retained earnings (Accumulated deficit)	723	(131)
Accumulated other comprehensive loss	(10)	(41)
Total stockholders’ equity	55,892	54,750
Total liabilities and stockholders’ equity	$67,885	$67,580
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$16	$12	$12
Common stock issued under employee equity plans	1	—	—
Issuance of common stock as consideration for acquisition	—	4	—
Balance, end of period	$17	$16	$12
Additional paid-in capital
Balance, beginning of period	$58,005	$11,069	$10,544
Common stock issued under employee equity plans	273	167	104
Stock-based compensation	1,384	1,080	379
Issuance of common stock to settle convertible debt	1	—	25
Issuance of common stock as consideration for acquisition	—	45,372	—
Fair value of replacement share-based awards related to acquisition	—	275	—
Issuance of common stock warrants	13	42	17
Balance, end of period	$59,676	$58,005	$11,069
Treasury stock
Balance, beginning of period	$(3,099)	$(2,130)	$(131)
Repurchases of common stock	(985)	(3,702)	(1,762)
Reissuance of treasury stock as consideration for acquisition	—	3,138	—
Common stock repurchases for tax withholding on employee equity plans	(430)	(405)	(237)
Balance, end of period	$(4,514)	$(3,099)	$(2,130)

Retained earnings (Accumulated deficit)
Balance, beginning of period	$(131)	$(1,451)	$(4,605)
Cumulative effect of adoption of accounting standard	—	—	(8)
Net income	854	1,320	3,162
Balance, end of period	$723	$(131)	$(1,451)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(41)	$(3)	$17
Other comprehensive income (loss)	31	(38)	(20)
Balance, end of period	$(10)	$(41)	$(3)

Total stockholders' equity	$55,892	$54,750	$7,497
See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Cash flows from operating activities:
Net income	$854	$1,320	$3,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,453	4,174	407
Stock-based compensation	1,384	1,081	379
Amortization of operating lease right-of-use assets	98	88	56
Amortization of inventory fair value adjustment	3	189	—
Loss on debt redemption, repurchase and conversion	—	—	7
Loss on sale or disposal of property and equipment	11	16	34
Deferred income taxes	(1,019)	(1,505)	308
(Gains) losses on equity investments, net	(1)	62	(56)
Other	(67)	(14)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,250)	(1,091)	(640)
Inventories	(580)	(1,401)	(556)
Receivables from related parties	(7)	(13)	8
Prepaid expenses and other assets	(472)	(1,197)	(920)
Payables to related parties	(100)	379	7
Accounts payable	(419)	931	801
Accrued and other liabilities	(221)	546	526
Net cash provided by operating activities	1,667	3,565	3,521
Cash flows from investing activities:
Purchases of property and equipment	(546)	(450)	(301)
Purchases of short-term investments	(3,722)	(2,667)	(2,056)
Proceeds from maturity of short-term investments	2,687	4,310	1,678
Proceeds from sale of short-term investments	300	—	—
Cash received from acquisition of Xilinx	—	2,366	—
Acquisitions, net of cash acquired	(131)	(1,544)	—
Other	(11)	(16)	(7)
Net cash provided by (used in) investing activities	(1,423)	1,999	(686)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	991	—
Repayment of debt	—	(312)	—
Proceeds from sales of common stock through employee equity plans	268	167	104
Repurchases of common stock	(985)	(3,702)	(1,762)
Common stock repurchases for tax withholding on employee equity plans	(427)	(406)	(237)
Other	(2)	(2)	—
Net cash used in financing activities	(1,146)	(3,264)	(1,895)
Net increase (decrease) in cash and cash equivalents	(902)	2,300	940
Cash and cash equivalents at beginning of year	4,835	2,535	1,595
Cash and cash equivalents at end of year	$3,933	$4,835	$2,535

Advanced Micro Devices, Inc. Consolidated Statements of Cash Flows
	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$84	$85	$25
Income taxes, net of refund	$523	$685	$35
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$106	$157	$72
Issuance of common stock and treasury stock for the acquisition of Xilinx	$—	$48,514	$—
Fair value of replacement share-based awards related to acquisition of Xilinx	$—	$275	$—
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$273	$115	$227

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), Smart Network Interface Cards (SmartNICs), AI Accelerators and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Fiscal Year. The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2023, 2022 and 2021 ended on December 30, 2023, December 31, 2022 and December 25, 2021, respectively. Fiscal 2023 and 2021 each consisted of 52 weeks, while fiscal 2022 consisted of 53 weeks.
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
Custom products
Custom products, which are primarily associated with the Company’s Gaming segment, are sold under non-cancellable purchases orders, for which the Company has an enforceable right to payment, and which have no alternative use to the Company at contract inception, are recognized as revenue, over the time of production of the products by the Company. The Company utilizes a cost-based input method, calculated as cost incurred plus estimated margin, to determine the amount of revenue to recognize for in-process or completed customer orders at a reporting date. The Company believes that a cost-based input method is the most appropriate manner to measure how the Company satisfies its performance obligations to customers because the effort and costs incurred best depict the Company’s satisfaction of its performance obligation.
Sales of custom products are not subject to a right of return and arrangements generally involve a single performance obligation. Generally, there are no variable consideration estimates associated with custom products.
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

Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of rebates, price protection and an allowance for credit loss. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivables are expected to be billed and collected within twelve months.
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
Investments
Available-for-Sale Debt Securities. The Company classifies its investments in debt securities at the date of acquisition as available-for-sale. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies and accounts for its short-term investments in debt securities as available-for-sale as the Company may sell these securities at any time for use in its current operations or for other purposes. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the Consolidated Balance Sheets.
Non-marketable Equity Securities. The Company’s investments in non-marketable securities of privately-held companies are accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. The Company's periodic assessment of impairment is made by considering available evidence, including the investee’s general market and industry conditions and product development status. The Company also assesses the investee’s ability to meet business milestones, its financial condition, and near-term prospects, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of two to 15 years for equipment, 34 to 44 years for buildings, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.
Leases
Operating and finance leases are recorded as right-of-use (ROU) assets and lease liabilities on the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate, which is based on its collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, the Company utilizes the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected the accounting policy to not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. The Company’s finance leases are immaterial.
Foreign Currency Translation/Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Non-U.S. dollar denominated transactions have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expense transactions related to non-monetary balance sheet amounts which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement are included in earnings.
Marketing and Advertising Expenses
Advertising costs are expensed as incurred. In addition, the Company’s marketing and advertising expenses include certain cooperative advertising funding obligations under customer incentive programs, which costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue. Total marketing and advertising expenses for 2023, 2022 and 2021 were approximately $695 million, $683 million and $578 million, respectively.
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
Income Taxes
The Company computes the provision for income taxes using the liability method and recognizes deferred tax assets and liabilities for temporary differences between financial statement and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. In addition, the Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. Interest and penalties related to income taxes are recorded in the Income tax provision (benefit) line in the Consolidated Statements of Operations. The Company is subject to the Global Intangible Low Taxed Income (GILTI) tax in the U.S. and recognizes deferred taxes for temporary basis differences that are expected to reverse as GILTI tax in future years.
Recently Issued Accounting Standard Updates Not Yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year 2024 and interim periods in fiscal year 2025. Early adoption is permitted. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company’s fiscal year 2025. Early adoption is permitted. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its Consolidated Financial Statements.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of December 30, 2023 and December 31, 2022, Accounts receivable, net included unbilled accounts receivable of $1.1 billion. Unbilled accounts receivables primarily represent work completed for development services and on custom products for which revenue has been recognized but not yet invoiced. All unbilled accounts receivable are expected to be billed and collected within 12 months.

Inventories	December 30, 2023	December 31, 2022
	(In millions)
Raw materials	$279	$231
Work in process	3,260	2,648
Finished goods	812	892
Total inventories	$4,351	$3,771

Property and Equipment, net	December 30, 2023	December 31, 2022
	(In millions)
Land, building and leasehold improvements	$821	$714
Equipment	2,346	2,163
Construction in progress	209	143
Property and equipment, gross	3,376	3,020
Accumulated depreciation	(1,787)	(1,507)
Total property and equipment, net	$1,589	$1,513
Depreciation expense for 2023, 2022 and 2021 was $441 million, $439 million and $296 million, respectively.

Accrued Liabilities	December 30, 2023	December 31, 2022
	(In millions)
Accrued marketing programs	$827	$876
Accrued compensation and benefits	884	701
Customer program liabilities	544	859
Other accrued and current liabilities	827	641
Total accrued liabilities	$3,082	$3,077
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of December 30, 2023, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $137 million, of which $85 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 25%, 24% and 23% of the Company’s revenue in 2023, 2022 and 2021, respectively.
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

The Company’s four reportable segments are:

•the Data Center segment, which primarily includes server microprocessors (CPUs), graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs), Artificial Intelligence (AI) accelerators and Adaptive System-on-Chip (SoC) products for data centers;
•the Client segment, which primarily includes CPUs, APUs, and chipsets for desktop, notebook and handheld personal computers;
•the Gaming segment, which primarily includes discrete GPUs, and semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related and other costs, and licensing gain. Acquisition-related and other costs primarily include transaction costs, purchase price adjustments for inventory, certain compensation charges, contract termination and workforce rebalancing charges.
The following table provides a summary of net revenue and operating income (loss) by segment for 2023, 2022 and 2021.

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Net revenue:
Data Center	$6,496	$6,043	$3,694
Client	4,651	6,201	6,887
Gaming	6,212	6,805	5,607
Embedded	5,321	4,552	246
Total net revenue	$22,680	$23,601	$16,434
Operating income (loss):
Data Center	$1,267	$1,848	$991
Client	(46)	1,190	2,088
Gaming	971	953	934
Embedded	2,628	2,252	44
All Other	(4,419)	(4,979)	(409)
Total operating income	$401	$1,264	$3,648
The following table provides items included in All Other category:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Operating loss:
Stock-based compensation expense	$1,384	$1,081	$379
Acquisition-related and other costs	258	452	42
Amortization of acquisition-related intangibles	2,811	3,548	—
Licensing gain	(34)	(102)	(12)
Total operating loss	$4,419	$4,979	$409

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.
The following table summarizes sales to external customers by geographic regions based on billing location of the customer:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
United States	$7,837	$8,049	$4,656
Japan	4,629	4,177	2,381
China (including Hong Kong)	3,417	5,207	4,096
Singapore	2,231	1,380	1,389
Europe	2,030	1,773	1,249
Taiwan	1,841	2,369	2,091
Other countries	695	646	572
Total sales to external customers	$22,680	$23,601	$16,434
The following table summarizes sales to major customers that accounted for at least 10% of the Company’s consolidated net revenue for the respective years:

		Year Ended
	Segment	December 30, 2023	December 31, 2022	December 25, 2021
Customer A	Gaming	18%	16%	14%
Customer B	Client	*	*	11%

*	Less than 10%
The following table summarizes Property and equipment, net by geographic areas:

	December 30, 2023	December 31, 2022
	(In millions)
United States	$1,143	$1,102
Singapore	144	132
India	86	67
Canada	84	80
Ireland	46	48
China	42	42
Other countries	44	42
Total property and equipment, net	$1,589	$1,513
NOTE 5 – Business Combinations
Fiscal Year 2023 Acquisitions
During the year ended December 30, 2023, the Company completed business acquisitions for a total consideration of $134 million that resulted in the recognition of $49 million of identifiable net assets and $85 million of goodwill. The financial results of these acquired businesses, which were not material, were included in the Company's Consolidated Statements of Operations from their respective dates of acquisition under the Data Center, Client and Embedded segments.

Fiscal Year 2022 Acquisitions
Pensando Acquisition
On May 26, 2022 (Pensando Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of Pensando, a leader in next-generation distributed computing, for a transaction valued at approximately $1.9 billion. The recorded purchase consideration of $1.7 billion is net of deferred cash compensation requiring future services and other customary closing adjustments. The acquisition of Pensando and its leading distributed services platform expands the Company’s ability to offer leadership solutions for cloud, enterprise, and edge customers.
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
From the Pensando Acquisition Date to December 30, 2023, the Consolidated Statements of Operations include immaterial revenue and operating results attributable to Pensando, which are reported under the Data Center segment.
In 2023 and 2022, Pensando acquisition-related costs of $190 million and $102 million was recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges.
Xilinx Acquisition
On February 14, 2022 (Xilinx Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of Xilinx, a leading provider of adaptive computing solutions, for a total purchase consideration of $48.8 billion ($46.4 billion, net of cash acquired of $2.4 billion). The acquisition of Xilinx expands the Company’s product portfolio to include adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies. With the acquisition of Xilinx, the Company now offers FPGAs, Adaptive SoC products and ACAP products. The purchase consideration consisted of $48.5 billion of fair value of 429 million shares of the Company’s common stock issued to Xilinx stockholders and $275 million of fair value of replacement equity awards attributable to services rendered pre-combination. As the transaction closed prior to the opening of markets on the Xilinx Acquisition Date, the fair value of the common stock issued to Xilinx stockholders was based on the closing price of the Company’s common stock on February 11, 2022 of $113.18 per share.
The financial results of Xilinx are included in the Company’s consolidated financial statements from the Xilinx Acquisition Date to December 30, 2023 and are reported under the Embedded and Data Center segments.

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
IPR&D consists of projects that have not yet reached technological feasibility as of the acquisition date. Accordingly, the Company recorded an indefinite-lived intangible asset of $970 million for the fair value of these projects, which were initially not amortized. In the fourth quarter of 2023, these IPR&D assets reached technological feasibility and were reclassified as developed technology, and began amortization over their estimated useful lives of 15 years.
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
In 2023 and 2022, Xilinx acquisition-related costs of $26 million and $350 million were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges.

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
NOTE 6 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
Acquisition-related intangibles as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,390	$(1,583)	$11,807	$12,360	$(738)	$11,622
Customer relationships	12,324	(3,755)	8,569	12,324	(1,973)	10,351
Customer backlog	809	(809)	—	809	(712)	97
Corporate trade name	65	(65)	—	65	(57)	8
Product trademarks	914	(147)	767	914	(68)	846
Identified intangible assets subject to amortization	27,502	(6,359)	21,143	26,472	(3,548)	22,924
IPR&D not subject to amortization	220	—	220	1,194	—	1,194
Total acquisition-related intangible assets	$27,722	$(6,359)	$21,363	$27,666	$(3,548)	$24,118
Acquisition-related intangible amortization expense was $2.8 billion and $3.5 billion in fiscal year 2023 and 2022, respectively. In the fourth quarter of 2023, $970 million of IPR&D intangible assets acquired from Xilinx reached technological feasibility and were reclassified as developed technology, and began amortization over their estimated useful lives.

Based on the carrying value of acquisition-related intangibles recorded as of December 30, 2023, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
2024	$2,371
2025	2,145
2026	2,034
2027	1,922
2028	1,846
2029 and thereafter	10,825
Total	$21,143
Goodwill
The carrying amount of goodwill as of December 30, 2023 and December 31, 2022 was $24.3 billion and $24.2 billion, respectively, and was assigned to reporting units within the following reportable segments:

	December 25, 2021	Acquisitions	Adjustments and Reassignment due to segment change*	December 31, 2022	Acquisitions	December 30, 2023
	(In millions)			(In millions)
Reportable segments before segment change:
Enterprise, Embedded and Semi-Custom	$289	$—	$(289)	$—	$—	$—
Xilinx	—	22,794	(22,794)	—	—	—
Reportable segments after segment change:
Data Center	—	1,094	1,790	2,884	58	2,942
Client	—	—	—	—	18	18
Gaming	—	—	238	238	—	238
Embedded	—	—	21,055	21,055	9	21,064
Total	$289	$23,888	$—	$24,177	$85	$24,262
*In the second quarter of fiscal year 2022, the Company reassigned goodwill balances among the updated reportable segments to reflect changes in its segment reporting structure.
During the fourth quarter of fiscal years 2023 and 2022, the Company conducted its annual qualitative impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.
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

The Company’s purchases from the ATMP JV during 2023 and 2022 both amounted to $1.7 billion. As of December 30, 2023 and December 31, 2022, the amounts payable to the ATMP JV were $363 million and $463 million, respectively, and are included in Payables to related parties on the Company’s consolidated balance sheets. The Company’s resales to the ATMP JV during 2023 and 2022 amounted to $14 million and $15 million, respectively. As of December 30, 2023 and December 31, 2022, the Company had receivables from ATMP JV of $9 million and $2 million, respectively, included in Receivables from related parties on the Company’s consolidated balance sheets.
During 2023, 2022 and 2021, the Company recorded gains of $16 million, $14 million and $6 million in Equity income in investee on its consolidated statement of operations, respectively. As of December 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in the ATMP JV was approximately $99 million and $83 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of December 30, 2023 and December 31, 2022, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During 2023 and 2022, the Company recognized $34 million of licensing gain from royalty income and $102 million of licensing gain from a milestone achievement and royalty income under the agreement, respectively. As of December 30, 2023 and December 31, 2022, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 8 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of December 30, 2023 and December 31, 2022 consisted of:

	December 30, 2023	December 31, 2022
	(In millions)
2.950% Senior Notes Due 2024 (2.950% Notes)	$750	$750
2.125% Convertible Senior Notes Due 2026 (2.125% Notes)	—	1
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	2,500	2,501
Unamortized debt premium, discount and issuance costs, net	(32)	(34)
Total debt (net)	2,468	2,467
Less: current portion of long-term debt and related unamortized debt premium and issuance costs	751	—
Total long-term debt	$1,717	$2,467
Assumed Xilinx Notes
In connection with the acquisition of Xilinx, the Company assumed $1.5 billion in aggregate principal of Xilinx’s 2.950% Notes and 2.375% Notes (together, the Assumed Xilinx Notes) which were recorded at fair value as of the Xilinx Acquisition Date. The Assumed Xilinx Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1.

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
Future Payments on Total Debt
As of December 30, 2023, the Company’s future debt payment obligations were as follows:

Term Debt (Principal only)
Year	(In millions)
2024	$750
2025 - 2028	—
2029 and thereafter	1,750
Total	$2,500
Revolving Credit Facility
The Company has $3.0 billion available under a revolving credit agreement, as amended, that expires on April 29, 2027 (Revolving Credit Agreement). As of December 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Agreement. Revolving loans under the Revolving Credit Agreement can be either Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR plus a margin between 0.575% and 1.20%. Each Base Rate Loan will bear interest equal to the Base Rate plus a margin between 0.000% and 0.20%. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions. The Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and its subsidiaries. As of December 30, 2023, the Company was in compliance with these covenants.
Commercial Paper
On November 3, 2022, the Company established a commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. During 2023 and 2022, the Company did not issue any commercial paper under the program and as of December 30, 2023, the Company had no commercial paper outstanding.

NOTE 9 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	December 30, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$969	$—	$969	$3,017	$—	$3,017
Corporate debt securities	—	753	753	—	224	224
U.S. government and agency securities	1,252	—	1,252	—	—	—
Non-U.S. government and agency securities	—	135	135	—	—	—
Time deposits and certificates of deposits	—	205	205	—	158	158
Short-term investments
Corporate debt securities	—	506	506	—	441	441
Time deposits and certificates of deposits	—	9	9	—	—	—
Asset-backed and mortgage-backed securities	—	34	34	—	39	39
U.S. government and agency securities	1,209	28	1,237	466	—	466
Non-U.S. government and agency securities	—	54	54	—	74	74
Other non-current assets
Time deposits and certificates of deposits	—	1	1	—	9	9
Equity investments	—	—	—	8	—	8
Deferred compensation plan investments	133	—	133	90	—	90
Total assets measured at fair value	$3,563	$1,725	$5,288	$3,581	$945	$4,526
The Company did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value measurements as of December 30, 2023 or December 31, 2022.
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	December 30, 2023				December 31, 2022
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$35	$—	$(2)	$33	$42	$—	$(3)	$39
Corporate debt securities	1,259	—	—	1,259	669	—	(4)	665
Money market funds	969	—	—	969	3,017	—	—	3,017
Time deposits and certificates of deposits	214	—	—	214	159	—	—	159
U.S. government and agency securities	2,487	3	—	2,490	471	—	(5)	466
Non-U.S. government and agency securities	189	—	—	189	74	—	—	74
	$5,153	$3	$(2)	$5,154	$4,432	$—	$(12)	$4,420
As of December 30, 2023 and December 31, 2022, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of investments classified as available-for-sale are as follows:

	December 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$3,792	$3,792	$1,224	$1,218
Due in 1 year through 5 years	361	364	159	156
Due in 5 years and later	32	30	41	38
	$4,185	$4,186	$1,424	$1,412
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of December 30, 2023 and December 31, 2022, the Company had non-marketable securities in privately-held companies of $155 million and $137 million, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	December 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$751	$741	$—	$—
Long-term debt, net of current portion	$1,717	$1,630	$2,467	$2,281
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
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of December 30, 2023 and December 31, 2022, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.4 billion and $1.9 billion, respectively. The fair value of these contracts was recorded as an asset of $6 million as of December 30, 2023 and as a liability of $27 million as of December 31, 2022.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of December 30, 2023 and December 31, 2022, the notional value of these outstanding contracts was $568 million and $485 million, respectively. The fair value of these contracts was not material as of December 30, 2023 and December 31, 2022.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category in the Consolidated Statement of Cash Flows as the cash flows of the related items.

NOTE 10 – Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in time deposits, available-for-sale debt securities, equity investments and trade receivables.
The Company places its investments with high credit quality financial institutions. At the time an investment is made, investments in commercial paper of industrial firms and financial institutions are rated A1, P1, F1 or better. The Company invests in bonds that are rated A, A2 or better and repurchase agreements, each of which have securities of the type and quality listed above as collateral.
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. One customer accounted for approximately 13% and 18% of the total consolidated accounts receivable balance as of December 30, 2023 and December 31, 2022, respectively. However, the Company does not believe the receivable balance from this customer represents a significant credit risk based on past collection experience and review of their current credit quality.
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
The following table sets forth the components of basic and diluted earnings per share:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$854	$1,320	$3,162
Denominator
Basic weighted-average shares	1,614	1,561	1,213
Effect of potentially dilutive shares from employee equity plans and warrants	11	10	16
Diluted weighted-average shares	1,625	1,571	1,229
Earnings per share:
Basic	$0.53	$0.85	$2.61
Diluted	$0.53	$0.84	$2.57
Potential shares from employee equity plans totaling 6 million, 16 million and 2 million weighted-average shares for 2023, 2022 and 2021, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 12 – Common Stock and Stock-Based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Balance, beginning of period	1,612	1,207	1,211
Common stock issued in the acquisition of Xilinx	—	429	—
Common stock issued under employee equity plans	17	17	12
Repurchases of common stock	(10)	(36)	(17)
Common stock repurchases for tax withholding on equity awards	(4)	(5)	(2)
Issuance of common stock upon warrant exercise	1	—	—
Issuance of common stock to settle convertible debt	—	—	3
Balance, end of period	1,616	1,612	1,207
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the year ended December 30, 2023, the Company repurchased 9.7 million shares of its common stock under the Repurchase Program for $985 million. As of December 30, 2023, $5.6 billion remained available for future stock repurchases under this program. This Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-Based Compensation
The Company’s employee equity programs are intended to attract, retain and motivate highly qualified employees. On May 18, 2023, the Company’s stockholders approved the AMD 2023 Equity Incentive Plan (the 2023 Plan), which supersedes the AMD 2004 Equity Incentive Plan and the Xilinx, Inc. 2007 Equity Incentive Plan (the Prior Plans). Outstanding awards granted under the Prior Plans will continue to be governed by the terms of the Prior Plans but no awards may be made under the Prior Plans on or after May 18, 2023. Under the 2023 Plan, 87,645,874 shares of the Company’s common stock are reserved and available for delivery pursuant to awards granted under the 2023 Plan. Generally, stock options granted under the 2023 Plan vest and become exercisable over a four-year period from the date of grant and expire within seven years after the grant date. Unvested shares from the 2023 Plan that are reacquired by the Company from forfeited outstanding equity awards become available for grant and may be reissued as new awards. Under the 2023 Plan, the Company can grant (i) stock options, and (ii) RSUs, including time-based RSUs and PRSUs.
Stock Options. Under the 2023 Plan, nonstatutory and incentive stock options may be granted. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of each option granted under the 2023 Plan must be paid in full at the time of the exercise.
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
As of December 30, 2023, the Company had 74 million shares of common stock that were available for future grants and 37 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested RSUs, including PRSUs, under the 2023 Plan and the Prior Plans.
Valuation and Expense
Stock-based compensation expense was allocated in the consolidated statements of operations as follows:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Cost of sales	$30	$29	$5
Research and development	1,002	697	246
Marketing, general, and administrative	352	355	128
Total stock-based compensation expense before income taxes	1,384	1,081	379
Income tax benefit	(249)	(179)	(58)
Total stock-based compensation expense, net of income taxes	$1,135	$902	$321
Stock Options. The weighted-average estimated fair value of employee stock options granted during 2023, 2022 and 2021 was $53.72, $44.35 and $46.07 per share, respectively, using the following assumptions:

	December 30, 2023	December 31, 2022	December 25, 2021
Expected volatility	52.36% - 52.42%	51.28%	51.77%
Risk-free interest rate	3.93% - 4.11%	3.00%	0.69%
Expected dividends	—%	—%	—%
Expected life (in years)	4.96 - 5.04	4.75	4.55
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
The following table summarizes stock option activity and related information:

	Outstanding Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions, except share price)
Balance as of December 31, 2022	4	$42.35
Granted	1	$108.19
Canceled	—	$98.54
Exercised	(2)	$18.22
Balance as of December 30, 2023	3	$68.33	$205	3.87
Exercisable December 30, 2023	2	$49.54	$164	2.73
The total intrinsic value of stock options exercised for 2023, 2022 and 2021 was $173 million, $139 million and $277 million, respectively. As of December 30, 2023, the Company had $38 million of total unrecognized compensation expense related to stock options, which will be recognized over the weighted-average period of 2.87 years.

Time-based RSUs. The weighted-average grant date fair values of time-based RSUs granted during 2023, 2022 and 2021 were $106.28, $92.92 and $78.59 per share, respectively.
The following table summarizes time-based RSU activity and related information:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 31, 2022	28	$95.49
Granted	16	$106.28
Forfeited	(2)	$99.48
Vested	(10)	$99.83
Unvested shares as of December 30, 2023	32	$100.65
The total fair value of time-based RSUs vested during 2023, 2022 and 2021 was $1.1 billion, $889 million and $678 million, respectively. As of December 30, 2023, the Company had $2.3 billion of total unrecognized compensation expense related to time-based RSUs, which will be recognized over the weighted-average period of 2.59 years.
PRSUs. The weighted-average grant date fair values of PRSUs granted during 2023, 2022 and 2021 were $134.87, $121.12 and $153.89, respectively, using the following assumptions:

	December 30, 2023	December 31, 2022	December 25, 2021
Expected volatility	51.12% - 56.22%	50.65% - 53.51%	57.75%
Risk-free interest rate	4.30% - 4.36%	1.14% - 3.17%	0.43%
Expected dividends	—%	—%	—%
Expected term (in years)	2.17 - 3.00	2.07 - 3.07	3.00
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
The following table summarizes PRSU activity and related information:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 31, 2022	2	$110.31
Granted	1	$134.87
Forfeited	—	$134.53
Vested	(1)	$129.78
Unvested shares as of December 30, 2023	2	$117.65
The total fair value of PRSUs vested during 2023, 2022 and 2021 was $100 million, $254 million and $98 million, respectively. As of December 30, 2023, the Company had $162 million of total unrecognized compensation expense related to PRSUs, which will be recognized over the weighted-average period of 1.64 years.

ESPP. The weighted-average grant date fair value for the ESPP during 2023, 2022 and 2021 was $31.11, $24.71 and $27.27 per share, respectively, using the following assumptions:

	December 30, 2023	December 31, 2022	December 25, 2021
Expected volatility	45.74% - 49.40%	58.15% - 63.76%	36.90% - 39.39%
Risk-free interest rate	5.13% - 5.46%	1.43% - 4.52%	0.04% - 0.07%
Expected dividends	—%	—%	—%
Expected term (in years)	0.50	0.50	0.50
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
During 2023, 4 million shares of common stock were purchased under the ESPP at a purchase price of $67.13 resulting in aggregate cash proceeds of $240 million. As of December 30, 2023, the Company had $36 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the weighted-average period of 0.36 years.
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
NOTE 13 – Retirement Benefit Plans
The Company provides retirement benefit plans in the United States and certain foreign countries. The Company has a 401(k) retirement plan that allows participating employees in the United States to contribute as defined by the plan and subject to Internal Revenue Service limitations. The Company matches 75% of employees’ contributions up to 6% of their eligible compensation. The Company’s contributions to the 401(k) plan for 2023, 2022 and 2021 were approximately $70 million, $47 million and $35 million, respectively.
NOTE 14 – Income Taxes
Income before income taxes consists of the following:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
U.S.	$454	$2,093	$3,528
Non-U.S.	54	(895)	147
Total pre-tax income including equity income in investee	$508	$1,198	$3,675

The income tax provision (benefit) consists of:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Current:
U.S. federal	$496	$1,191	$112
U.S. state and local	27	31	11
Non-U.S.	150	161	82
Total	673	1,383	205
Deferred:
U.S. federal	(860)	(1,365)	320
U.S. state and local	(29)	(26)	(7)
Non-U.S.	(130)	(114)	(5)
Total	(1,019)	(1,505)	308
Income tax provision (benefit)	$(346)	$(122)	$513
The table below displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit).

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Statutory federal income tax expense at 21%	$107	$252	$772
GILTI and other foreign inclusion	(138)	(96)	—
Foreign-Derived Intangible Income (FDII) deduction	(185)	(261)	(147)
Research credits	(169)	(241)	(78)
Interest and penalty	53	33	35
Foreign rate detriment (benefit)	(11)	195	71
Stock-based and non-deductible compensation	1	10	(125)
Other	(4)	(14)	(15)
Income tax provision (benefit)	$(346)	$(122)	$513

The Company recorded an income tax benefit of $346 million and $122 million in 2023 and 2022, respectively, representing effective tax rates of (68%) and (10%), respectively. The increase in income tax benefit in 2023 was primarily due to the lower pre-tax income coupled with a $185 million FDII tax benefit and $169 million of research and development (R&D) tax credits.

Beginning in 2022, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. The capitalization resulted in an increase in 2023 and 2022 taxable income which also increased the income eligible for the FDII tax benefit.

As a part of the Xilinx acquisition and as a result of certain employment and operational commitments the Company has made in Singapore, the Company has been granted a Development and Expansion Incentive (DEI) that is effective through 2031. The DEI reduces the local tax on Singapore income from a statutory rate of 17% to 5% through 2031. Due to the current year pre-tax loss in Singapore, the Company did not receive any income tax or earnings per share benefit.
Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023	December 31, 2022
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$992	$1,031
Accruals and reserves not currently deductible	574	835
Employee benefits not currently deductible	302	214
Federal and state tax credit carryovers	660	631
Foreign R&D and investment tax credits	597	578
Foreign tax credits	71	46
Lease liability	181	161
Capitalized R&D	1,753	943
Other	96	104
Total deferred tax assets	5,226	4,543
Less: valuation allowance	(2,124)	(2,078)
Total deferred tax assets, net of valuation allowance	3,102	2,465
Deferred tax liabilities:
Acquired intangibles	(3,104)	(3,430)
Right-of-use assets	(175)	(151)
GILTI	(524)	(633)
Other	(135)	(127)
Total deferred tax liabilities	(3,938)	(4,341)
Net deferred tax assets (liabilities)	$(836)	$(1,876)
As a result of the R&D capitalization tax law that became effective in 2022, the capitalization of R&D expense amounts resulted in increased taxable income in 2023 and 2022. The capitalized R&D will be amortized and become deductible in future periods. Therefore, the Company has recorded a deferred tax asset for the capitalized R&D expenditures.
As a result of the acquisition of Xilinx in 2022, the Company recorded $4.3 billion of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets, including $857 million of GILTI net deferred tax liability.
The movement in the deferred tax valuation allowance was as follows:

	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Balance at beginning of year	$2,078	$1,735	$1,576
Charges to income tax expense and other accounts	41	112	3
Acquisition-related	5	231	—
Net recoveries+	—	—	156
Balance at end of year	$2,124	$2,078	$1,735

+	The net recoveries in 2021 were primarily related to net originating deferred tax assets and newly generated tax credits.

Through the end of fiscal year 2023, the Company continued to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of future taxable income.

The Company’s U.S. federal and state net operating losses (NOLs) carryforwards as of December 30, 2023, were $295 million and $343 million, respectively. NOLs may be subject to limitations by the Internal Revenue Code and similar provisions. $46 million of U.S. federal NOLs will expire between 2024 and 2037, and $249 million of federal NOLs have no expiration date. State NOLs will expire at various dates through 2042. The difference between the amount of federal NOLs which are recorded on the Company’s balance sheet as deferred tax assets and their related valuation allowance, and the amounts reported on the Company’s tax returns are the result of uncertain tax positions the Company has taken during the current year and for which an income tax reserve has been recorded. The federal tax credits of $12 million will expire at various dates between 2037 and 2042. The state tax return credits of $757 million will expire at various dates between 2024 and 2039, except for the California R&D credit, which does not expire. The Company also has $624 million of credit carryforward in Canada that will expire between 2027 and 2042.
In 2022, the Company also recorded $142 million of current tax payable as of the Xilinx acquisition date. Additionally, the Company assumed $203 million of long-term liabilities for uncertain tax positions, including $12 million of interest, as well as $321 million of long-term liabilities for transition tax payable over three years. Included in the assumed liabilities for uncertain tax positions is a tax position with respect to whether stock-based compensation from Xilinx’s cost sharing arrangement should be shared among cost share participants. The Company has concluded that the law was unsettled and believes the current uncertain tax position liability is sufficient and will continue to monitor developments in relevant tax court cases.
A reconciliation of the Company's gross unrecognized tax benefits was as follows:

	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Balance at beginning of year	$1,361	$275	$119
Increases for tax positions taken in the current year	53	748	156
Increases for tax positions taken in prior years	57	104	14
Decreases for tax positions taken in prior years	(8)	(12)	(9)
Increases to tax positions taken in prior years through acquisitions	—	252	—
Decreases for settlements with taxing authorities and statute of limitation lapses	—	(6)	(5)
Balance at end of year	$1,463	$1,361	$275
The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $1.3 billion, $1.2 billion and $215 million as of December 30, 2023, December 31, 2022 and December 25, 2021, respectively. The Company had $142 million, $81 million and $35 million of accrued penalties and interest related to unrecognized tax benefits as of December 30, 2023, December 31, 2022 and December 25, 2021, respectively. As of December 30, 2023 and December 31, 2022, the Company had long-term income tax liabilities related to unrecognized tax benefits of $1.4 billion and $1.3 billion, respectively, recorded under Other long-term liabilities in the Consolidated Balance Sheets.
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
Under current U.S. tax law, the impact of future distributions of undistributed earnings that are indefinitely reinvested are anticipated to be subject to withholding taxes from local jurisdictions and non-conforming U.S. state jurisdictions. There were no cumulative undistributed earnings that are indefinitely reinvested that could be subject to withholding taxes as of December 30, 2023.

NOTE 15 – Other Income (Expense), Net
The following table summarizes the components of Other income (expense), net:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In millions)
Interest income	$206	$65	$8
Loss on debt redemption, repurchase and conversion	—	—	(7)
Gains (losses) on equity investments, net	(1)	(62)	56
Other income (expense)	(8)	5	(2)
Other income (expense), net	$197	$8	$55
NOTE 16 – Commitments and Guarantees
Operating Leases
The Company has entered into operating and finance leases for its corporate offices, data centers, research and development facilities and certain equipment. The leases expire at various dates through 2038, some of which include options to extend the lease for up to ten years.
For 2023, 2022 and 2021, the Company recorded $127 million, $118 million and $71 million, respectively, of operating lease expense, including short-term lease expense. For 2023 and 2022, the Company recorded $46 million and $40 million, respectively, of variable lease expense, which primarily included operating expenses and property taxes associated with the usage of facilities under the operating leases. For 2023 and 2022, cash paid for operating leases included in operating cash flows was $147 million and $108 million, respectively. The Company’s finance and short-term leases are immaterial to the Company’s consolidated financial statements.
Supplemental information related to leases is as follows:

December 30, 2023
Weighted-average remaining lease term in years – operating leases	8.08
Weighted-average discount rate – operating leases	4.57%
Future minimum lease payments under non-cancellable operating lease liabilities as of December 30, 2023 are as follows:

Year	(In millions)
2024	$132
2025	107
2026	108
2027	87
2028	61
2029 and thereafter	283
Total minimum lease payments	778
Less: interest	(137)
Present value of net minimum lease payments	641
Less: current portion	(106)
Total long-term operating lease liabilities	$535
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
Total future unconditional purchase commitments as of December 30, 2023 were as follows:

Year	(In millions)
2024	$3,858
2025	351
2026	186
2027	51
2028	49
2029 and thereafter	99
Total unconditional purchase commitments	$4,594
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
Changes in the Company’s estimated liability for product warranty during 2023 and 2022 are as follows:

	December 30, 2023	December 31, 2022
	(In millions)
Beginning balance	$65	$51
Provisions during the period	126	115
Settlements during the period	(106)	(101)
Ending balance	$85	$65
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
NOTE 17 – Contingencies
Litigation and Other Legal Matters

As of December 30, 2023, there were no material legal proceedings.

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $4.8 million and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. The Company believes that any amount in addition to what has already been accrued would not be material.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 31, 2024 expressed an unqualified opinion thereon.
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

Inventory Valuation
Description of the Matter
At December 30, 2023, the Company’s net inventory balance was $4,351 million. As discussed in Note 2 to the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities exceeding forecasted demand, and by considering recent historical activity as well as anticipated demand.

Auditing management’s inventory excess and obsolescence reserves involved significant judgment because the estimates are based on several factors that are affected by market, industry, and competitive conditions outside the Company's control. In estimating excess and obsolescence reserves, management developed certain assumptions, including forecasted demand which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's inventory excess and obsolescence reserves estimation process, including the basis for developing the above-described assumptions and management’s judgments.

Our audit procedures included, among others, testing the reasonableness of management’s key assumptions and judgments and testing the accuracy and completeness of the underlying data used to determine the amount of excess and obsolescence reserves. We compared the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted, and evaluated the appropriateness and adequacy of management’s adjustments to such sales forecasts by analyzing potential technological changes in line with product life cycles. We also assessed the accuracy of forecasts underlying management's estimates by comparing management’s historical forecasts to actual results, evaluated industry and market factors and performed sensitivity analyses over the forecasted demand used by management to determine necessary changes in the inventory excess and obsolescence reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1970.
San Jose, California
January 31, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Micro Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated January 31, 2024 expressed an unqualified opinion thereon.

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
January 31, 2024

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
As of December 30, 2023, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 30, 2023, which is included in Part II, Item 8, above.
Changes in Internal Control over Financial Reporting
During the year ended December 30, 2023, we completed the implementation of our new enterprise resource planning (ERP) system to help us manage our operations and financial reporting. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following the implementation, the changes to our control environment were validated according to our established processes and our internal controls over financial reporting continued to operate as designed. There were no other changes in our internal controls over financial reporting during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarterly period ended December 30, 2023, the following directors and officers adopted, modified or terminated 10b5-1 plans:

Name	Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Lisa Su	Chair, President and Chief Executive Officer	Adopt	November 20, 2023	X		834,226	December 5, 2024
Mark Papermaster	Executive Vice President, Chief Technology Officer	Adopt	November 15, 2023	X		97,756	November 15, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2024 annual meeting of stockholders (our 2024 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Website Access to our SEC Filings and Corporate Governance Documents,” above.
ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Directors’ Compensation and Benefits” (including “2023 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Executive Compensation” (including “2023 Summary Compensation Table,” “2023 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Grants of Plan-Based Awards in 2023” and “Option Exercises and Stock Vested in 2023,” “Severance and Change in Control Arrangements” and “Chief Executive Officer Pay Ratio”), and “Compensation and Leadership Resources Committee Report” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2024 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2024 Proxy Statement, our 2024 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation and Leadership Resources Committee Report” and “Audit and Finance Committee Report” in our 2024 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.2
Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on January 29, 2021 filed as Exhibit 3.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, is hereby incorporated by reference.

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

**10.50
Wafer Supply Agreement Amendment No. 4, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated March 30, 2014, filed as Exhibit 10.5 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

**10.51
Wafer Supply Agreement Amendment No. 5, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of April 16, 2015, filed as Exhibit 10.6 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, is hereby incorporated by reference.

**10.52
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

**10.58
Amended and Restated Wafer Supply Agreement Amendment No. 7, among Advanced Micro Devices, Inc., GLOBALFOUNDRIES, Inc. and GLOBALFOUNDRIES U.S. Inc., dated as of May 12, 2021, filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

**10.59
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

*10.69
Retirement Transition Agreement and General Release between Advanced Micro Devices, Inc. and Devinder Kumar, dated as of February 15, 2023, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated January 1, 2023, is hereby incorporated by reference.

*10.70	Advanced Micro Devices, Inc. 2023 Equity Incentive Plan, filed as Exhibit A to AMD’s Definitive Proxy Statement on Schedule 14A dated March 31, 2023, is hereby incorporated by reference.

*10.71
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, is hereby incorporated by reference.

*10.72
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, is hereby incorporated by reference.

*10.73
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, is hereby incorporated by reference.

10.74
First Amendment to Credit Agreement, dated as of September 22, 2023, among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, Wells Fargo Securities, LLC, as sustainability structuring agent, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, is hereby incorporated by reference.

10.75
Seventh Amendment to Lease between Summit Lantana Owner, LP and Advanced Micro Devices, Inc., dated as of October 27, 2023, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, is hereby incorporated by reference.

*10.76	Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of February 23, 2022.

*10.77	Form of Change of Control Agreement,

**10.78	Intellectual Property Cross-License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008.

**10.79	IP Core License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy adopted by the Board of Directors of Advanced Micro Devices, Inc., effective as of November 17, 2023.

101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File -the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
_____________________
* Management contracts and compensatory plans or arrangements.

** Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 31, 2024	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Jean Hu
Jean Hu
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	January 31, 2024
Lisa T. Su

/s/Jean Hu	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 31, 2024
Jean Hu

/s/Darla Smith	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	January 31, 2024
Darla Smith

*	Lead Independent Director	January 31, 2024
Nora M. Denzel

*	Director	January 31, 2024
Mark Durcan

*	Director	January 31, 2024
Mike P. Gregoire

*	Director	January 31, 2024
Joe A. Householder

*	Director	January 31, 2024
John W. Marren

*	Director	January 31, 2024
Jon A. Olson

*	Director	January 31, 2024
Abhi Y. Talwalkar

*	Director	January 31, 2024
Beth W. Vanderslice

*By:	/s/Jean Hu
Jean Hu, Attorney-in-Fact