Form 10-Q
period 2024-03-30
ADVANCED MICRO DEVICES INC
filed 2024-05-01
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 25, 2024: 1,616,313,871

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions, except per share amounts)
Net revenue	$5,473	$5,353
Cost of sales	2,683	2,689
Amortization of acquisition-related intangibles	230	305
Total cost of sales	2,913	2,994
Gross profit	2,560	2,359

Research and development	1,525	1,411
Marketing, general and administrative	620	585
Amortization of acquisition-related intangibles	392	518
Licensing gain	(13)	(10)
Operating income (loss)	36	(145)

Interest expense	(25)	(25)
Other income (expense), net	53	43
Income (loss) before income taxes and equity income	64	(127)

Income tax provision (benefit)	(52)	13
Equity income in investee	7	1
Net income (loss)	$123	$(139)

Earnings (loss) per share
Basic	$0.08	$(0.09)
Diluted	$0.07	$(0.09)
Shares used in per share calculation
Basic	1,617	1,611
Diluted	1,639	1,611
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Net income (loss)	$123	$(139)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(22)	20
Total comprehensive income (loss)	$101	$(119)
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 30, 2024	December 30, 2023
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,190	$3,933
Short-term investments	1,845	1,840
Accounts receivable, net	5,038	5,376
Inventories	4,652	4,351
Receivables from related parties	31	9
Prepaid expenses and other current assets	1,328	1,259
Total current assets	17,084	16,768
Property and equipment, net	1,624	1,589
Operating lease right-of-use assets	632	633
Goodwill	24,262	24,262
Acquisition-related intangibles, net	20,741	21,363
Investment: equity method	106	99
Deferred tax assets	433	366
Other non-current assets	3,013	2,805
Total Assets	$67,895	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,418	$2,055
Payables to related parties	438	363
Accrued liabilities	3,444	3,082
Current portion of long-term debt, net	750	751
Other current liabilities	424	438
Total current liabilities	6,474	6,689
Long-term debt, net of current portion	1,718	1,717
Long-term operating lease liabilities	530	535
Deferred tax liabilities	1,199	1,202
Other long-term liabilities	1,776	1,850
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,666 and 1,663; shares outstanding: 1,618 and 1,616	17	17
Additional paid-in capital	60,053	59,676
Treasury stock, at cost (shares held: 48 and 47)	(4,690)	(4,514)
Retained earnings	846	723
Accumulated other comprehensive loss	(28)	(10)
Total stockholders’ equity	56,198	55,892
Total liabilities and stockholders’ equity	$67,895	$67,885

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$123	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	784	982
Stock-based compensation	371	309
Amortization of operating lease right-of-use assets	26	24
Deferred income taxes	(66)	(308)
Inventory loss at contract manufacturer	65	—
Other	(22)	5
Changes in operating assets and liabilities
Accounts receivable, net	338	86
Inventories	(368)	(464)
Prepaid expenses and other assets	(322)	(191)
Receivables from and payables to related parties, net	53	(109)
Accounts payable	(636)	73
Accrued and other liabilities	175	218
Net cash provided by operating activities	521	486
Cash flows from investing activities:
Purchases of property and equipment	(142)	(158)
Purchases of short-term investments	(433)	(1,703)
Proceeds from maturity of short-term investments	441	473
Proceeds from sale of short-term investments	2	145
Other	(3)	6
Net cash used in investing activities	(135)	(1,237)
Cash flows from financing activities:
Proceeds from sales of common stock through employee equity plans	5	3
Repurchases of common stock	(4)	(241)
Common stock repurchases for tax withholding on employee equity plans	(129)	(21)
Other	(1)	—
Net cash used in financing activities	(129)	(259)
Net increase (decrease) in cash and cash equivalents	257	(1,010)
Cash and cash equivalents at beginning of period	3,933	4,835
Cash and cash equivalents at end of period	$4,190	$3,825

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$87	$21
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$102	$69
Repurchases for tax withholding on employee equity plans, not yet paid	$42	$—
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$25	$—

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$16
Balance, end of period	$17	$16
Additional paid-in capital
Balance, beginning of period	$59,676	$58,005
Common stock issued under employee equity plans	6	4
Stock-based compensation	371	309
Issuance of common stock warrants	—	13
Balance, end of period	$60,053	$58,331
Treasury stock
Balance, beginning of period	$(4,514)	$(3,099)
Repurchases of common stock	(4)	(242)
Common stock repurchases for tax withholding on employee equity plans	(172)	(21)
Balance, end of period	$(4,690)	$(3,362)

Retained earnings (Accumulated deficit):
Balance, beginning of period	$723	$(131)
Net income (loss)	123	(139)
Balance, end of period	$846	$(270)

Accumulated other comprehensive loss:
Balance, beginning of period	$(10)	$(41)
Other comprehensive income (loss)	(18)	20
Balance, end of period	$(28)	$(21)

Total stockholders' equity	$56,198	$54,694
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include x86 microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), Smart Network Interface Cards (SmartNICs), Artificial Intelligence (AI) Accelerators and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 30, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2024 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three months ended March 30, 2024 and April 1, 2023 each consisted of 13 weeks.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses judgment include, but are not limited to, revenue allowances, inventory valuation, valuation of goodwill, long-lived and intangible assets, and income taxes.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of March 30, 2024 and December 30, 2023, Accounts receivable, net included unbilled accounts receivable of $1.6 billion and $1.1 billion, respectively. Unbilled accounts receivable primarily represents work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. Unbilled accounts receivable that are included in Accounts receivable, net are expected to be billed and collected within 12 months.

Inventories	March 30, 2024	December 30, 2023
	(In millions)
Raw materials	$292	$279
Work in process	3,376	3,260
Finished goods	984	812
Total inventories	$4,652	$4,351

Property and Equipment, net	March 30, 2024	December 30, 2023
	(In millions)
Land, building and leasehold improvements	$829	$821
Equipment	2,456	2,346
Construction in progress	223	209
Property and equipment, gross	3,508	3,376
Accumulated depreciation	(1,884)	(1,787)
Total property and equipment, net	$1,624	$1,589

Accrued Liabilities	March 30, 2024	December 30, 2023
	(In millions)
Accrued marketing programs	$761	$827
Accrued compensation and benefits	826	884
Customer program liabilities	936	544
Other accrued liabilities	921	827
Total accrued liabilities	$3,444	$3,082
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of March 30, 2024, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $113 million, of which $67 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for 16% and 29% of the Company’s revenue for the three months ended March 30, 2024 and April 1, 2023, respectively.
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
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, inventory loss at contract manufacturer, acquisition-related and other costs, and licensing gain. Acquisition-related and other costs primarily include transaction costs, purchase price adjustments for inventory, certain compensation charges, contract termination and workforce rebalancing charges.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Net revenue:
Data Center	$2,337	$1,295
Client	1,368	739
Gaming	922	1,757
Embedded	846	1,562
Total net revenue	$5,473	$5,353
Operating income (loss):
Data Center	$541	$148
Client	86	(172)
Gaming	151	314
Embedded	342	798
All Other(1)	(1,084)	(1,233)
Total operating income (loss)	$36	$(145)

(1)
For the three months ended March 30, 2024, all other operating losses primarily included $622 million of amortization of acquisition-related intangibles, $371 million of stock-based compensation expense, $65 million of inventory loss at contract manufacturer and $39 million of acquisition-related and other costs.

For the three months ended April 1, 2023, all other operating losses primarily included $823 million of amortization of acquisition-related intangibles, $309 million of stock-based compensation expense and $111 million of acquisition-related and other costs.

NOTE 5 – Acquisition-related Intangible Assets

Acquisition-related intangibles were as follows:

	March 30, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,390	$(1,815)	$11,575	$13,390	$(1,583)	$11,807
Customer relationships	12,324	(4,127)	8,197	12,324	(3,755)	8,569
Customer backlog	809	(809)	—	809	(809)	—
Corporate trade name	65	(65)	—	65	(65)	—
Product trademarks	914	(165)	749	914	(147)	767
Identified intangible assets subject to amortization	27,502	(6,981)	20,521	27,502	(6,359)	21,143
In-process research and development (IPR&D) not subject to amortization	220	—	220	220	—	220
Total acquisition-related intangible assets	$27,722	$(6,981)	$20,741	$27,722	$(6,359)	$21,363
Developed technology and customer relationships were acquired primarily from the Xilinx acquisition on February 14, 2022. Acquisition-related intangible amortization expense was $622 million and $823 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of March 30, 2024, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2024	$1,749
2025	2,145
2026	2,034
2027	1,922
2028	1,846
2029 and thereafter	10,825
Total	$20,521
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

The Company’s purchases from the ATMP JV during the three months ended March 30, 2024 and April 1, 2023 amounted to $450 million and $367 million, respectively. As of March 30, 2024 and December 30, 2023, the amounts payable to the ATMP JV were $438 million and $363 million, respectively, and are included in Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three months ended March 30, 2024 and April 1, 2023 amounted to $40 million and $1 million, respectively. As of March 30, 2024 and December 30, 2023, the Company had receivables from the ATMP JV of $31 million and $9 million, respectively, included in Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three months ended March 30, 2024 and April 1, 2023, the Company recorded a gain of $7 million and $1 million, respectively, in Equity income in investee on its condensed consolidated statements of operations, respectively. As of March 30, 2024 and December 30, 2023, the carrying value of the Company’s investment in the ATMP JV was $106 million and $99 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both March 30, 2024 and December 30, 2023, the carrying value of the investment was zero. The Company licensed certain of its intellectual IP (Licensed IP) to the THATIC JV and receives royalty based on sales of the THATIC JV’s products, which is recorded within operating income. During the three months ended March 30, 2024 and April 1, 2023, the Company recognized $13 million and $10 million of licensing gain from royalty income associated with Licensed IP, respectively. As of both March 30, 2024 and December 30, 2023, the Company had no receivables from the THATIC JV. In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 7 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of March 30, 2024 and December 30, 2023 consisted of the following:

	March 30, 2024	December 30, 2023
	(In millions)
2.95% Senior Notes Due 2024 (2.95% Notes)	$750	$750
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	2,500	2,500
Unamortized debt premium, discount and issuance costs, net	(32)	(32)
Total debt (net)	2,468	2,468
Less: current portion of long-term debt and related unamortized debt premium and issuance costs	(750)	(751)
Total long-term debt	$1,718	$1,717
2.95% Senior Notes Due 2024 and 2.375% Senior Notes Due 2030
The 2.95% Notes and 2.375% Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1.
3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
The 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company, semi-annual fixed interest payments due on June 1 and December 1. The 3.924% and 4.393% Notes are governed by the terms of an indenture dated June 9, 2022 between the Company and US Bank Trust Company, National Association as trustee.

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
Future Debt Payment Obligations
As of March 30, 2024, the Company’s future principal debt payment obligations were as follows:

Fiscal Year	(In millions)
Remainder of 2024	$750
2025-2028	—
2029 and thereafter	1,750
Total	$2,500
Revolving Credit Facility
The Company has $3.0 billion available under a revolving credit agreement that expires on April 29, 2027 (Revolving Credit Agreement). As of March 30, 2024 and December 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Agreement. Revolving loans under the Revolving Credit Agreement can be either Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR plus a margin between 0.625% and 1.250%. Each Base Rate Loan will bear interest equal to the Base Rate plus a margin between 0.000% and 0.250%. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions. The Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and its subsidiaries. As of March 30, 2024, the Company was in compliance with these covenants.
Commercial Paper
On November 3, 2022, the Company established a commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3.0 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. During the three months ended March 30, 2024 and April 1, 2023, the Company did not issue any commercial paper under the program and as of March 30, 2024 and December 30, 2023, the Company had no commercial paper outstanding.
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	March 30, 2024			December 30, 2023
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,051	$—	$1,051	$969	$—	$969
Corporate debt securities	—	1,472	1,472	—	753	753
U.S. government and agency securities	573	—	573	1,252	—	1,252
Non-U.S. government and agency securities	—	70	70	—	135	135
Time deposits and certificates of deposits	—	166	166	—	205	205
Short-term investments
Corporate debt securities	—	526	526	—	506	506
Time deposits and certificates of deposits	—	10	10	—	9	9
Asset-backed and mortgage-backed securities	—	33	33	—	34	34
U.S. government and agency securities	1,158	41	1,199	1,209	28	1,237
Non-U.S. government and agency securities	—	77	77	—	54	54
Other non-current assets
Deferred compensation plan investments	147	—	147	133	—	133
Total assets measured at fair value	$2,929	$2,395	$5,324	$3,563	$1,724	$5,287
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	March 30, 2024				December 30, 2023
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$35	$—	$(2)	$33	$35	$—	$(2)	$33
Corporate debt securities	1,998	—	—	1,998	1,259	—	—	1,259
Money market funds	1,051	—	—	1,051	969	—	—	969
Time deposits and certificates of deposits	176	—	—	176	214	—	—	214
U.S. government and agency securities	1,772	—	—	1,772	2,487	3	—	2,490
Non-U.S. government and agency securities	147	—	—	147	189	—	—	189
	$5,179	$—	$(2)	$5,177	$5,153	$3	$(2)	$5,154
As of March 30, 2024 and December 30, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of cash equivalents and investments classified as available-for-sale are as follows:

	March 30, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$3,638	$3,637	$3,792	$3,792
Due in 1 year through 5 years	459	459	361	364
Due in 5 years and later	31	30	32	30
	$4,128	$4,126	$4,185	$4,186
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	March 30, 2024		December 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$750	$747	$751	$741
Long-term debt, net of current portion	$1,718	$1,570	$1,717	$1,630
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. As of March 30, 2024 and December 30, 2023, the Company had non-marketable securities in privately-held companies of $156 million and $155 million, respectively, that are recorded under Other non-current assets in the balance sheet. Impairment losses or observable price adjustments were not material during the three months ended March 30, 2024 and April 1, 2023.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of March 30, 2024 and December 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.2 billion and $2.4 billion, respectively. The fair value of these contracts, recorded as a liability, was $14 million as of March 30, 2024 and as an asset of $6 million as of December 30, 2023.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of March 30, 2024 and December 30, 2023, the notional value of these outstanding contracts was $803 million and $568 million, respectively. The fair value of these contracts was not material as of March 30, 2024 and December 30, 2023.

NOTE 9 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions, except per share amounts)
Numerator
Net income (loss) for basic earnings per share	$123	$(139)
Denominator
Basic weighted average shares	1,617	1,611
Potentially dilutive shares from employee equity plans	22	—
Diluted weighted average shares	1,639	1,611
Earnings (loss) per share:
Basic	$0.08	$(0.09)
Diluted	$0.07	$(0.09)
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 10 – Common Stock and Employee Equity Plans
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Balance, beginning of period	1,616	1,612
Common stock issued under employee equity plans	3	1
Common stock repurchases for tax withholding on equity awards	(1)	(1)
Repurchases of common stock	—	(3)
Balance, end of period	1,618	1,609
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the three months ended March 30, 2024, the Company returned $4 million to shareholders through the repurchase of its common stock under the Repurchase Program. As of March 30, 2024, $5.6 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Cost of sales	$6	$8
Research and development	279	214
Marketing, general and administrative	86	87
Total	$371	$309
NOTE 11 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
For the three months ended March 30, 2024, the Company recorded an income tax benefit of $52 million representing an effective tax rate of (73.2)%. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits. In addition, the tax benefit reflected discrete income tax benefits of $61 million, primarily related to stock-based compensation.
For the three months ended April 1, 2023, the Company recorded an income tax provision of $13 million representing an effective tax rate of (10.3)%. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to a higher mix of income taxed in lower tax rate jurisdictions, R&D tax credits, and beneficial rate impact from FDII tax benefit. In addition, the tax provision reflected discrete tax expense related to interest and penalties accrued for uncertain tax position.
As of March 30, 2024 and December 30, 2023, the Company had long-term income tax liabilities of $1.5 billion and $1.6 billion recorded under Other long-term liabilities in the balance sheet, respectively.
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
Total future unconditional purchase commitments as of March 30, 2024 were as follows:

Fiscal Year	(In millions)
Remainder of 2024	$3,278
2025	348
2026	182
2027	44
2028	46
2029 and thereafter	94
Total unconditional purchase commitments	$3,992
On an ongoing basis, the Company works with suppliers on timing of payments and deliveries of purchase commitments, taking into account business conditions.

Contingencies
During the quarterly period ended March 30, 2024, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances, together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments and debt payments over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI trends and developments; and AMD expects to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Quarterly Report on Form 10-Q to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, EPYC, Radeon, Ryzen, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a codename for an AMD architecture and is not a product name.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 30, 2023 and December 31, 2022, and for each of the three years for the period ended December 30, 2023 as filed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 30, 2024 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended March 30, 2024 was $5.5 billion, a 2% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue from higher sales of AMD Instinct™ GPUs and 4th Gen AMD EPYC™ CPUs, and an increase in Client segment revenue primarily driven by Ryzen™ 8000 Series processor sales, partially offset by a decrease in Gaming segment revenue primarily due to a decrease in semi-custom revenue and lower Radeon™ GPU sales, and a decrease in Embedded segment revenue as customers continued to manage their inventory levels.
Gross margin for the three months ended March 30, 2024 was 47% compared to gross margin of 44% for the prior year period. The increase in gross margin was primarily driven by higher Data Center and Client segments revenue, and lower amortization of acquisition-related intangible assets, partially offset by lower Embedded and Gaming segments revenue.
Operating income for the three months ended March 30, 2024 was $36 million compared to operating loss of $145 million for the prior year period. Net income for the three months ended March 30, 2024 was $123 million compared to net loss of $139 million for the prior year period. The increase in operating and net income was primarily driven by higher Data Center and Client segments revenue, and lower amortization of acquisition-related intangible assets.
As of March 30, 2024, our cash, cash equivalents and short-term investments were $6.0 billion compared to $5.8 billion as of December 30, 2023. During the three months ended March 30, 2024, we generated $521 million of cash from operating activities.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to our revenue, inventories, goodwill, long-lived and intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes for the three months ended March 30, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Results of Operations
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Net revenue:
Data Center	$2,337	$1,295
Client	1,368	739
Gaming	922	1,757
Embedded	846	1,562
Total net revenue	$5,473	$5,353
Operating income (loss):
Data Center	$541	$148
Client	86	(172)
Gaming	151	314
Embedded	342	798
All Other	(1,084)	(1,233)
Total operating income (loss)	$36	$(145)
Data Center
Data Center net revenue of $2.3 billion for the three months ended March 30, 2024 increased by 80%, compared to net revenue of $1.3 billion for the prior year period primarily driven by higher sales of AMD Instinct GPUs and 4th Gen AMD EPYC CPUs.
Data Center operating income was $541 million for the three months ended March 30, 2024, compared to operating income of $148 million for the prior year period. The increase in operating income was primarily driven by higher revenue.
Client
Client net revenue of $1.4 billion for the three months ended March 30, 2024 increased by 85%, compared to net revenue of $739 million for the prior year period, primarily driven by a 58% increase in unit shipments and a 16% increase in average selling price of Ryzen processors, resulting from a recovery of weak PC market conditions and inventory corrections across the PC supply chain experienced in the first half of fiscal year 2023.
Client operating income was $86 million for the three months ended March 30, 2024, compared to operating loss of $172 million for the prior year period. The increase in operating income was primarily driven by higher revenue.

Gaming
Gaming net revenue of $922 million for the three months ended March 30, 2024 decreased by 48%, compared to net revenue of $1.8 billion for the prior year period, primarily due to a decrease in semi-custom revenue and lower Radeon GPU sales.
Gaming operating income was $151 million for the three months ended March 30, 2024, compared to operating income of $314 million for the prior year period. The decrease in operating income was primarily due to a decrease in semi-custom revenue and lower Radeon GPU sales.
Embedded
Embedded net revenue of $846 million for the three months ended March 30, 2024 decreased by 46%, compared to net revenue of $1.6 billion for the prior year period, as customers continued to manage their inventory levels.
Embedded operating income was $342 million for the three months ended March 30, 2024, compared to operating income of $798 million for the prior year period. The decrease in operating income was primarily due to lower revenue.
All Other
All Other operating loss of $1.1 billion for the three months ended March 30, 2024 primarily consisted of $622 million of amortization of acquisition-related intangibles, $371 million of stock-based compensation expense, $65 million of inventory loss at contract manufacturer and $39 million of acquisition-related and other costs. All Other operating loss of $1.2 billion for the prior year period primarily consisted of $823 million of amortization of acquisition-related intangibles, $309 million of stock-based compensation expense, and $111 million of acquisition-related and other costs.
Acquisition-related and other costs primarily include transaction costs, purchase price adjustments for inventory, certain compensation charges, contract termination and workforce rebalancing charges.
International Sales
International sales as a percentage of net revenue were 60% and 68% for the three months ended March 30, 2024 and April 1, 2023, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
	In millions, except percentages
Net revenue	$5,473	$5,353
Cost of sales	2,683	2,689
Amortization of acquisition-related intangibles	230	305
Gross profit	2,560	2,359
Gross margin	47%	44%
Research and development	1,525	1,411
Marketing, general and administrative	620	585
Amortization of acquisition-related intangibles	392	518
Licensing gain	(13)	(10)
Interest expense	(25)	(25)
Other income (expense), net	53	43
Income tax provision (benefit)	(52)	13
Equity income in investee	7	1
Gross Margin
Gross margin was 47% and 44% for the three months ended March 30, 2024 and April 1, 2023, respectively, primarily driven by higher Data Center and Client segments revenue, and lower amortization of acquisition-related intangible assets, partially offset by lower Embedded and Gaming segments revenue.
Expenses
Research and Development Expenses
Research and development expenses of $1.5 billion for the three months ended March 30, 2024 increased by $114 million, or 8%, compared to $1.4 billion for the prior year period. The increase was primarily due to an increase in employee-related costs due to an increase in headcount to support increased investment in AI.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $620 million for the three months ended March 30, 2024 increased by $35 million, or 6%, compared to $585 million for the prior year period, primarily due to an increase in go-to market activities.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $622 million for the three months ended March 30, 2024 decreased by $201 million, or 24%, compared to $823 million for the prior year period. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the prior fiscal year.
Licensing Gain
During the three months ended March 30, 2024 and April 1, 2023, we recognized $13 million and $10 million, respectively, of licensing gain from royalty income associated with certain intellectual property licensed to two joint ventures in which we have an equity interest with Higon Information Technology Co., Ltd., a third-party Chinese entity (Licensed IP).

Interest Expense
Interest expense for the three months ended March 30, 2024 and April 1, 2023 was flat at $25 million since there was no material change in the Company’s interest bearing notes payable balance. Our 2.95% Notes with a principal amount of $750 million are due in June 2024.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income, net for the three months ended March 30, 2024 was $53 million, an increase of $10 million or 23% compared to $43 million for the prior year period. The increase was primarily driven by higher interest income from rising interest rates.
Income Tax Provision (Benefit)
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three months ended March 30, 2024, we recorded an income tax benefit of $52 million representing an effective tax rate of (73.2)%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits. In addition, the tax benefit reflected discrete income tax benefits of $61 million, primarily related to stock-based compensation.
For the three months ended April 1, 2023, we recorded an income tax provision of $13 million representing an effective tax rate of (10.3)%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to a higher mix of income taxed in lower tax rate jurisdictions, R&D tax credits, and beneficial rate impact from FDII tax benefit. In addition, the tax provision reflected discrete tax expense related to interest and penalties accrued for uncertain tax position.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 30, 2024 and December 30, 2023, our cash, cash equivalents and short-term investments were $6.0 billion and $5.8 billion, respectively. The percentage of cash, cash equivalents and short-term investments held domestically as of March 30, 2024 and December 30, 2023 were 86% and 77%, respectively.
Our operating, investing and financing activities for the three months ended March 30, 2024 compared to the prior year period are as described below:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In millions)
Net cash provided by (used in):
Operating activities	$521	$486
Investing activities	(135)	(1,237)
Financing activities	(129)	(259)
Net (decrease) increase in cash and cash equivalents	$257	$(1,010)
We have $3.0 billion available under an unsecured revolving credit agreement (Revolving Credit Agreement) that expires on April 29, 2027. No funds were drawn from this credit facility during the three months ended March 30, 2024. We also have a commercial paper program where we may issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We did not issue any commercial paper during the three months ended March 30, 2024.

As of March 30, 2024, our principal debt obligations were $2.5 billion. Our 2.95% Notes with a principal amount of $750 million are due in June 2024.
As of March 30, 2024, we had unconditional purchase commitments of approximately $4.0 billion, of which $3.3 billion are for the remainder of fiscal year 2024. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our Revolving Credit Agreement and commercial paper program will be sufficient to fund operations, including capital expenditures, purchase commitments and debt payments, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $521 million in the three months ended March 30, 2024, primarily due to our net income of $123 million, adjusted for non-cash and non-operating charges of $1.2 billion and net cash outflows of $760 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities was a $636 million decrease in accounts payable driven primarily by the timing of payments and inventory receipts, and a $368 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process nodes.
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
Investing Activities
Net cash used in investing activities was $135 million for the three months ended March 30, 2024 which primarily consisted of cash used in the purchases of short-term investments of $433 million and purchases of property and equipment of $142 million, partially offset by $443 million of proceeds from the maturity and sale of short-term investments.
Net cash used in investing activities was $1.2 billion for the three months ended April 1, 2023 which primarily consisted of cash used in the purchases of short-term investments of $1.7 billion and purchases of property and equipment of $158 million, partially offset by $618 million of proceeds from the maturity and sale of short-term investments.
Financing Activities
Net cash used in financing activities was $129 million for the three months ended March 30, 2024, which primarily consisted of repurchases for tax withholding on employee equity plans of $129 million.
Net cash used in financing activities was $259 million for the three months ended April 1, 2023, which primarily consisted of common stock repurchases of $241 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 30, 2023.

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
As of March 30, 2024, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended March 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•The markets in which our products are sold are highly competitive.
•Economic and market uncertainty may adversely impact our business and operating results.
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
•The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting significant industry transitions.
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
•We are subject to environmental laws, conflict minerals regulations, as well as a variety of other laws or regulations..
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and in the fourth quarter of 2023, we experienced significant demand for our AI accelerators. The demand for such products will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and the long term trajectory of such generative AI solutions is unknown. Also, in our Client segment revenue is focused on the consumer desktop and notebook PC segments, which decreased in the first half of 2023 due to a decline in the PC market. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products. Our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first quarter of 2024.
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
The markets in which our products are sold are highly competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as AI, energy efficiency relating to power consumption and battery life given their impact on total cost of ownership, reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.

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
In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot guarantee that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. For example, the AI market is subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry trends and legal standards. Furthermore, we may face competition from some of our customers who internally develop the same products as us. We may face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated. Also, the semiconductor industry has seen several mergers and acquisitions over the last number of years. Further consolidation could adversely impact our business due to there being fewer suppliers, customers and partners in the industry.
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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes in fiscal monetary or trade policy, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, our Client segment revenue decreased in the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first quarter of 2024. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.
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
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, water shortages, or high heat events, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain environmental, social, atmospheric or natural, economic or political circumstances or conditions, we may encounter supply delays or disruptions. For example, in the first quarter of 2024, we experienced some inventory loss due to an incident at a contract manufacturer. If we are unable to secure sufficient or reliable supplies of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.

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
The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends or if we fail to predict which new form factors, product features preferences or requirements, consumers will adopt and adjust our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our Pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are increasingly building AI capabilities into our products, but there can be no assurance that such product offerings will be broadly accepted. If we fail to develop and timely offer or deploy such products and technologies or keep pace with the product offerings of our competitors, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

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
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, IT Systems). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, Confidential Data). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Threat actors range in sophistication from individual hackers and insiders to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyberattacks have and may come into our IT Systems through the compromise of users’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities.
Threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to implement adequate preventative measures against, anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see more sophisticated threats created through the use of AI technology to launch more automated, targeted and coordinated cyberattacks. These attacks could be crafted with an AI tool to directly attack IT Systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Client segment revenue decreased due to a decline in the PC market in the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first quarter of 2024. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. For instance, OEMs have and continue to experience industry-wide challenges securing matched component sets to build their products.
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
In the design and development of new and enhanced products, we rely on third-party intellectual property such as development and testing tools for software and hardware. Furthermore, certain product features may rely on intellectual property acquired from third parties that we incorporate into our software or hardware. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame, manufacturing technology, or price point needed for our new products or fails to produce designs that meet customer demands, or laws are adopted that affect our use of third party intellectual property in certain regions or products, our business could be materially adversely affected.
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
Our business depends on the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.
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
Climate change may have an adverse impact on our business and the business of our suppliers and customers. Global climate change may result in certain natural disasters and climate-related events occurring with increasing frequency and severity and its physical impact on the major regions where we have operations has the potential to disrupt our business and those of our customers and suppliers. Our headquarters and some of our operations and facilities are located in areas that are susceptible to earthquakes and tsunamis, wildfires, extreme storms, extreme heat, drought, freezing, tropical cyclones and other natural disasters. Water and energy availability and reliability in the regions where we have facilities and where our suppliers have operations is important to our business. Certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding could disrupt our operations and our suppliers’ or customers’ operations, including by disrupting, the availability of energy or water necessary for the operations of our business or those of our suppliers and customers. Global climate change is also resulting in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. Such disruptions could cause delays in manufacturing or shipping our products, affect our supply chain and may result in the loss of business, and additional costs to maintain or resume operations, any of which could adversely affect our business and results of operation. We may also experience contractual disputes relating to supply chain delays resulting from climate change related disruptions, which could result in increased litigation and costs. Data centers depend on access to clean water and reliable energy, thus potential power or water shortages could impair our customers’ ability to expand their data center capacity and consume our products and services.
Although we maintain insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on coverage, availability and cost. Some of our policies have large deductibles and broad exclusions. Additionally, our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could materially harm our results of operations and financial condition.
Our business and the business of our suppliers and customers may also be subject to climate-related regulations, and contract terms, and may be subject to additional regulations and contract terms and lawsuits in the future. New increased regulations regarding carbon taxes, greenhouse gas emissions, fuel or energy taxes and other climate-related risks will likely result in greater costs; for example, as a result of carbon pricing impacts on electrical utilities and/or necessitating that we purchase more renewable energy than otherwise planned. Our supply chain manufacturing suppliers may be exposed to increased costs of doing business should they be affected by new climate-related expectations such as those affecting abatement equipment, renewable energy, and/or alter production processes and materials selections. The additional compliance costs incurred by our suppliers may be passed on to us and result in greater indirect costs to us. These costs and restrictions could materially harm our business and results of operations by increasing our expenses, impacting our reputation if there is actual or perceived non-compliance, or requiring us to alter our operations and products. The long-term effects of climate change on the global economy and the technology industry are unclear but could be severe. Additionally, we are or expect to be subject to various new or proposed climate-related disclosure requirements and we expect to incur costs and resources in order to comply. Failure to accurately comply with such reporting obligations may result in enforcement actions, reputational harm or private litigation that could have a material adverse effect on us.

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
In October 2023, BIS issued new requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China. These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 country (including China), without a license. These controls also require us to file a Notified Advanced Computing (NAC) notification with BIS 25 days before shipping certain Versal FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 country (including China). In December 2023, BIS published a series of frequently asked questions indicating an intent to revise certain sections of the controls issued in October. Such revisions may bring certain other products into the NAC notification requirement. The NAC notification process could result in BIS prohibiting a shipment or requiring a license application before shipping a product that is the subject of a NAC notification. BIS may issue new licensing requirements and regulatory controls in the future. Even new products that fall below the licensing thresholds may not be successful because we have no assurances BIS will agree that the alternative products are not subject to the new licensing requirements or that future regulations will not control the alternative products. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales adversely impacting our reputation and business. There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our current and future products, customers, or suppliers by the United States, China or other countries that could have a material adverse effect on our business. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States.
United States export control regulations include restrictions or prohibitions on the sale or supply of certain AI technologies to United States embargoed or sanctioned countries, governments, persons and entities. If there are changes to those regulations, or to the categorization of our products under those regulations, our ability to sell our products and services outside the United States may be harmed. The United States and its allies continue to focus on export restrictions targeting semiconductors associated with AI, including GPUs and associated products. The United States has imposed unilateral controls restricting GPUs and associated products, and in the future is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may again be very broad, which may prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If these export controls targeting semiconductors associated with AI including GPUs and associated products are further tightened, our ability to export our technology, products or services could be further restricted. We may be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions. Additionally, such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us.

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
Our income tax expense is computed based on tax rates enacted at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely “Pillar One” and “Pillar Two” ). Many countries we do business in have implemented laws based on Pillar Two, which may materially adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to review and inquiry, which could also result in changes in tax policies or existing tax rulings, and may have a material adverse effect on us.

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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 12 - Contingencies of the Notes to our Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.
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

We are subject to environmental laws, conflict minerals regulations, as well as a variety of other laws or regulations that could result in additional costs and liabilities.
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
There are evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters including those involving the environment and climate, energy and water consumption, diversity and inclusion, human rights and cybersecurity. Additionally, we are and expect to continue to be subject to various new and proposed climate-related and sustainability laws and requirements that may impact how we and our suppliers and customers conduct business or report on business by requiring the disclosure and tracking of greenhouse gas emissions, climate change-related risks and other sustainability matters related to our business. As the nature, scope and complexity of corporate responsibility reporting and disclosure requirements continue to evolve, we may incur additional compliance costs and indirect compliance costs from our customers and, suppliers that are passed on to us. In addition, certain corporate responsibility laws and regulation may require us to modify our business or supply chain in ways that are costly or less efficient. Emerging legal and regulatory requirements, can be unpredictable, are subject to change, and may be difficult for us to comply with given the complexity of our supply chain and our outsourced manufacturing. Our failure to comply, or the appearance of our failure to comply, with these legal and regulatory requirements can result in regulatory penalties, fines and legal liabilities, increase costs, and harm our reputation – any of which could materially adversely effect on our business, financial condition and results of operation. While we have engaged, and in the future may continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, goals, or targets, among others) or commitments to improve our corporate responsibility profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly, may not have the desired effect or may impact our reputation with other stakeholders and have a material adverse effect on our business.

For example, we have publicly announced certain corporate responsibility goals spanning multiple topics informed by input from various of our stakeholders, including customers, investors and employees. These goals, which reflect our current plans and aspirations based on known conditions, may change in the future or may not be achieved, as they are subject to various challenges, risks and expectations such as standards, processes, and methodologies that continue to evolve or emerge, and many of these matters are outside our control. Our progress towards some goals receive third-party limited assurance and not reasonable assurance, or may rely on receipt of others’ information and data that may not be subject to either third-party limited or reasonable assurance. Any failure to achieve such goals, failure to achieve these goals within the set timeframe, or in the means expected, or the perception by stakeholders of such failure to achieve these goals may result in reputational or financial harm. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related matters. Both advocates and opponents of environmental, social and sustainability matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business. Stakeholder groups may find our stated goals to be insufficiently responsive to the implications of issues, such as climate change, and any failure to set or achieve corporate responsibility initiatives that meet stakeholder expectations may result in loss of customers or in investors selling their shares, which could harm our reputation and could have a material adverse effect on our business.
Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.
We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. As with many new emerging technologies, AI presents risks and challenges and increasing legal, social and ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers, could cause harm to individuals or society and impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new and proposed legislation regulating AI, as well as new applications of existing data protection, privacy and intellectual property and other laws. Such regulations and changes thereto could cause us to incur greater compliance costs and could also impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services, which could thus require us to change our business practices and could adversely affect our business, financial condition and results of operations. If the AI-related products that we offer have unintended consequences, infringe intellectual property rights or rights of publicity, or are subject to or unintended usage or customization by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and this may also result in reputational, competitive and financial harm and liability to our business.
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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 60% for the three months ended March 30, 2024. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the U.S. and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, tropical cyclones, droughts, fires, sea-level rise, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our California operations are located near major earthquake fault lines. In April 2024, Taiwan experienced an earthquake where our third-party wafer foundries are located. We also have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events and natural disasters can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. In addition, certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding, could disrupt the availability of water necessary for the operations of our business or the business of our suppliers or customers. Global climate change also may result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. There may be conflict or uncertainty in the countries in which we, our customers and suppliers operate, including public health issues, epidemics and pandemics, safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations, as well those of our customers and suppliers. Public health measures by government authorities may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business.
The U.S. has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets.
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
Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive employees. Competition for highly skilled executives and employees in the technology industry, especially in the areas of AI and machine learning, is intense and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. We use share-based incentive awards to help attract, retain and motivate our executives and qualified employees. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our results of operations. Also, if the value of our stock awards increases substantially, this could potentially create great personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.

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
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of March 30, 2024, $5.6 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended March 30, 2024:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Dec 31, 2023 to Jan 27, 2024	—	$—	—	$5,555
Jan 28, 2024 to Feb 24, 2024	26,958	$162.82	26,958	$5,550
Feb 25, 2024 to Mar 30, 2024	—	$—	—	$5,550
Total	26,958
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended March 30, 2024, there were $172 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.9 million shares of common stock from employees in connection with such net share settlement at an average price of $186.48 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION

Item 5(c) Rule 10b5-1 Trading Plans

On March 7, 2024, Jean Hu, Executive Vice President, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,000 shares of the Company’s common stock until March 7, 2025.

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

ADVANCED MICRO DEVICES, INC.

May 1, 2024	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer