Form 10-Q
period 2024-06-29
ADVANCED MICRO DEVICES INC
filed 2024-07-31
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 24, 2024: 1,618,481,845

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions, except per share amounts)
Net revenue	$5,835	$5,359	$11,308	$10,712
Cost of sales	2,740	2,704	5,423	5,393
Amortization of acquisition-related intangibles	231	212	461	517
Total cost of sales	2,971	2,916	5,884	5,910
Gross profit	2,864	2,443	5,424	4,802

Research and development	1,583	1,443	3,108	2,854
Marketing, general and administrative	650	547	1,270	1,132
Amortization of acquisition-related intangibles	372	481	764	999
Licensing gain	(10)	(8)	(23)	(18)
Operating income (loss)	269	(20)	305	(165)

Interest expense	(25)	(28)	(50)	(53)
Other income (expense), net	55	46	108	89
Income (loss) before income taxes and equity income	299	(2)	363	(129)

Income tax provision (benefit)	41	(23)	(11)	(10)
Equity income in investee	7	6	14	7
Net income (loss)	$265	$27	$388	$(112)

Earnings (loss) per share
Basic	$0.16	$0.02	$0.24	$(0.07)
Diluted	$0.16	$0.02	$0.24	$(0.07)
Shares used in per share calculation
Basic	1,618	1,612	1,617	1,612
Diluted	1,637	1,627	1,638	1,612
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Net income (loss)	$265	$27	$388	$(112)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(1)	(11)	(19)	9
Total comprehensive income (loss)	$264	$16	$369	$(103)
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 29, 2024	December 30, 2023
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,113	$3,933
Short-term investments	1,227	1,840
Accounts receivable, net	5,749	5,376
Inventories	4,991	4,351
Receivables from related parties	24	9
Prepaid expenses and other current assets	1,361	1,259
Total current assets	17,465	16,768
Property and equipment, net	1,666	1,589
Operating lease right-of-use assets	635	633
Goodwill	24,262	24,262
Acquisition-related intangibles, net	20,138	21,363
Investment: equity method	113	99
Deferred tax assets	617	366
Other non-current assets	2,990	2,805
Total assets	$67,886	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,699	$2,055
Payables to related parties	420	363
Accrued liabilities	3,629	3,082
Current portion of long-term debt, net	—	751
Other current liabilities	447	438
Total current liabilities	6,195	6,689
Long-term debt, net of current portion	1,719	1,717
Long-term operating lease liabilities	526	535
Deferred tax liabilities	1,192	1,202
Other long-term liabilities	1,716	1,850
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,668 and 1,663; shares outstanding: 1,618 and 1,616	17	17
Additional paid-in capital	60,542	59,676
Treasury stock, at cost (shares held: 50 and 47)	(5,103)	(4,514)
Retained earnings	1,111	723
Accumulated other comprehensive loss	(29)	(10)
Total stockholders’ equity	56,538	55,892
Total liabilities and stockholders’ equity	$67,886	$67,885

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$388	$(112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,553	1,831
Stock-based compensation	717	657
Amortization of operating lease right-of-use assets	52	48
Deferred income taxes	(256)	(582)
Inventory loss at contract manufacturer	65	—
Other	(37)	(8)
Changes in operating assets and liabilities
Accounts receivable, net	(373)	(186)
Inventories	(710)	(796)
Prepaid expenses and other assets	(234)	(237)
Receivables from and payables to related parties, net	42	(150)
Accounts payable	(356)	309
Accrued and other liabilities	263	91
Net cash provided by operating activities	1,114	865
Cash flows from investing activities:
Purchases of property and equipment	(296)	(283)
Purchases of short-term investments	(565)	(2,816)
Proceeds from maturity of short-term investments	1,202	1,171
Proceeds from sale of short-term investments	2	248
Other	(92)	5
Net cash provided by (used in) investing activities	251	(1,675)
Cash flows from financing activities:
Repayment of debt	(750)	—
Proceeds from sales of common stock through employee equity plans	148	144
Repurchases of common stock	(356)	(241)
Common stock repurchases for tax withholding on employee equity plans	(226)	(87)
Other	(1)	—
Net cash used in financing activities	(1,185)	(184)
Net increase (decrease) in cash and cash equivalents	180	(994)
Cash and cash equivalents at beginning of period	3,933	4,835
Cash and cash equivalents at end of period	$4,113	$3,841

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 29, 2024	July 1, 2023
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$311	$46
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$110	$99
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$53	$50

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$16	$17	$16
Balance, end of period	$17	$16	$17	$16
Additional paid-in capital
Balance, beginning of period	$60,053	$58,331	$59,676	$58,005
Common stock issued under employee equity plans	143	145	149	149
Stock-based compensation	346	348	717	657
Issuance of common stock to settle convertible debt	—	1	—	1
Issuance of common stock warrants	—	—	—	13
Balance, end of period	$60,542	$58,825	$60,542	$58,825
Treasury stock
Balance, beginning of period	$(4,690)	$(3,362)	$(4,514)	$(3,099)
Repurchases of common stock	(352)	—	(356)	(241)
Common stock repurchases for tax withholding on employee equity plans	(61)	(68)	(233)	(90)
Balance, end of period	$(5,103)	$(3,430)	$(5,103)	$(3,430)

Retained earnings (Accumulated deficit):
Balance, beginning of period	$846	$(270)	$723	$(131)
Net income (loss)	265	27	388	(112)
Balance, end of period	$1,111	$(243)	$1,111	$(243)

Accumulated other comprehensive loss:
Balance, beginning of period	$(28)	$(21)	$(10)	$(41)
Other comprehensive income (loss)	(1)	(11)	(19)	9
Balance, end of period	$(29)	$(32)	$(29)	$(32)

Total stockholders' equity	$56,538	$55,136	$56,538	$55,136
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 29, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2024 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and six months ended June 29, 2024 and July 1, 2023 each consisted of 13 weeks and 26 weeks, respectively.
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
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of June 29, 2024 and December 30, 2023, Accounts receivable, net included unbilled accounts receivable of $1.7 billion and $1.1 billion, respectively. Unbilled accounts receivable primarily represent work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. Unbilled accounts receivable that are included in Accounts receivable, net are expected to be billed and collected within 12 months.

Inventories	June 29, 2024	December 30, 2023
	(In millions)
Raw materials	$338	$279
Work in process	3,727	3,260
Finished goods	926	812
Total inventories	$4,991	$4,351

Property and Equipment, net	June 29, 2024	December 30, 2023
	(In millions)
Land, building and leasehold improvements	$834	$821
Equipment	2,603	2,346
Construction in progress	217	209
Property and equipment, gross	3,654	3,376
Accumulated depreciation	(1,988)	(1,787)
Total property and equipment, net	$1,666	$1,589

Accrued Liabilities	June 29, 2024	December 30, 2023
	(In millions)
Customer-related liabilities	$1,402	$788
Accrued marketing programs	828	827
Accrued compensation and benefits	755	884
Other accrued liabilities	644	583
Total accrued liabilities	$3,629	$3,082
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of June 29, 2024, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $76 million, of which $42 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for 8% and 12% of the Company’s revenue for the three and six months ended June 29, 2024, respectively and 27% and 28% of the Company’s revenue for the three and six months ended July 1, 2023, respectively.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Net revenue:
Data Center	$2,834	$1,321	$5,171	$2,616
Client	1,492	998	2,860	1,737
Gaming	648	1,581	1,570	3,338
Embedded	861	1,459	1,707	3,021
Total net revenue	$5,835	$5,359	$11,308	$10,712
Operating income (loss):
Data Center	$743	$147	$1,284	$295
Client	89	(69)	175	(241)
Gaming	77	225	228	539
Embedded	345	757	687	1,555
All Other(1)	(985)	(1,080)	(2,069)	(2,313)
Total operating income (loss)	$269	$(20)	$305	$(165)

(1)
For the three and six months ended June 29, 2024, all other operating losses primarily included $603 million and $1.2 billion of amortization of acquisition-related intangibles, and $346 million and $717 million of stock-based compensation expense, respectively.

For the three and six months ended July 1, 2023, all other operating losses primarily included $693 million and $1.5 billion of amortization of acquisition-related intangibles, and $348 million and $657 million of stock-based compensation expense, respectively.

NOTE 5 – Acquisition-related Intangibles, net

Acquisition-related intangibles, net were as follows:

	June 29, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,390	$(2,045)	$11,345	$13,390	$(1,583)	$11,807
Customer relationships	12,324	(4,479)	7,845	12,324	(3,755)	8,569
Customer backlog	809	(809)	—	809	(809)	—
Corporate trade name	65	(65)	—	65	(65)	—
Product trademarks	914	(186)	728	914	(147)	767
Identified intangible assets subject to amortization	27,502	(7,584)	19,918	27,502	(6,359)	21,143
In-process research and development (IPR&D) not subject to amortization	220	—	220	220	—	220
Total acquisition-related intangible assets	$27,722	$(7,584)	$20,138	$27,722	$(6,359)	$21,363
Developed technology and customer relationships were acquired primarily from the Xilinx acquisition on February 14, 2022. Acquisition-related intangible amortization expense was $603 million and $1.2 billion for the three and six months ended June 29, 2024, and $693 million and $1.5 billion for the three and six months ended July 1, 2023, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of June 29, 2024, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2024	$1,146
2025	2,145
2026	2,034
2027	1,922
2028	1,846
2029 and thereafter	10,825
Total	$19,918
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

The Company’s purchases from the ATMP JV during the three and six months ended June 29, 2024 were $389 million and $839 million, respectively. The Company’s purchases from the ATMP JV during the three and six months ended July 1, 2023 were $412 million and $779 million, respectively. As of June 29, 2024 and December 30, 2023, the amounts payable to the ATMP JV were $420 million and $363 million, respectively, and are reflected as Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and six months ended June 29, 2024 were $30 million and $70 million, respectively. The Company’s resales to the ATMP JV during the three and six months ended July 1, 2023 were $1 million and $3 million, respectively. As of June 29, 2024 and December 30, 2023, the Company’s receivables from the ATMP JV were $24 million and $9 million, respectively, and are reflected as Receivables from related parties on the Company’s condensed consolidated balance sheets.
During the three and six months ended June 29, 2024, the Company recorded a gain of $7 million and $14 million, in Equity income in investee on its condensed consolidated statements of operations, respectively. During the three and six months ended July 1, 2023, the Company recorded a gain of $6 million and $7 million, in Equity income in investee on its condensed consolidated statements of operations, respectively. As of June 29, 2024 and December 30, 2023, the carrying value of the Company’s investment in the ATMP JV was $113 million and $99 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both June 29, 2024 and December 30, 2023, the carrying value of the investment was zero. The Company licenses certain of its intellectual property (Licensed IP) to the THATIC JV and receives royalties based on sales of the THATIC JV’s products, which is recorded within operating income as licensing gain. During the three and six months ended June 29, 2024, the Company recognized $10 million and $23 million of licensing gain from royalties associated with Licensed IP, respectively. During the three and six months ended July 1, 2023, the Company recognized $8 million and $18 million of licensing gain from royalties associated with Licensed IP, respectively. As of June 29, 2024 and December 30, 2023, the Company had no receivables from the THATIC JV. In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 7 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s total debt as of June 29, 2024 and December 30, 2023 consisted of the following:

	June 29, 2024	December 30, 2023
	(In millions)
2.95% Senior Notes Due 2024 (2.95% Notes)	$—	$750
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	1,750	2,500
Unamortized debt discount and issuance costs	(31)	(32)
Total debt (net)	1,719	2,468
Less: current portion of long-term debt and related unamortized debt premium and issuance costs	—	(751)
Total long-term debt	$1,719	$1,717
2.95% Senior Notes Due 2024
The 2.95% Notes with a principal amount of $750 million were repaid in June 2024.

2.375% Senior Notes Due 2030, 3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
The 2.375% Notes, 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1.
As of June 29, 2024, the Company was in compliance with the covenants associated with its debt.
Revolving Credit Facility
The Company has $3.0 billion available under a revolving credit facility that expires on April 29, 2027. During the three and six months ended June 29, 2024, the Company did not borrow under the revolving credit facility and as of June 29, 2024 and December 30, 2023, the Company had no outstanding borrowings under the revolving credit facility. As of June 29, 2024, the Company was in compliance with the covenants under the revolving credit facility.
Commercial Paper Program
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to $3.0 billion. During the three and six months ended June 29, 2024, the Company did not issue any commercial paper under the program and as of June 29, 2024 and December 30, 2023, the Company had no commercial paper outstanding.
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
Financial Instruments Recorded at Fair Value on a Recurring Basis

	June 29, 2024			December 30, 2023
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,229	$—	$1,229	$969	$—	$969
Corporate debt securities	—	995	995	—	753	753
U.S. government and agency securities	724	—	724	1,252	—	1,252
Non-U.S. government and agency securities	—	149	149	—	135	135
Time deposits and certificates of deposits	—	151	151	—	205	205
Short-term investments
Corporate debt securities	—	302	302	—	506	506
Time deposits and certificates of deposits	—	10	10	—	9	9
Asset-backed and mortgage-backed securities	—	31	31	—	34	34
U.S. government and agency securities	818	43	861	1,209	28	1,237
Non-U.S. government and agency securities	—	23	23	—	54	54
Other non-current assets
Deferred compensation plan investments	153	—	153	133	—	133
Total assets measured at fair value	$2,924	$1,704	$4,628	$3,563	$1,724	$5,287
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	June 29, 2024				December 30, 2023
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$33	$—	$(2)	$31	$35	$—	$(2)	$33
Corporate debt securities	1,298	—	(1)	1,297	1,259	—	—	1,259
Money market funds	1,229	—	—	1,229	969	—	—	969
Time deposits and certificates of deposits	161	—	—	161	214	—	—	214
U.S. government and agency securities	1,586	—	(1)	1,585	2,487	3	—	2,490
Non-U.S. government and agency securities	172	—	—	172	189	—	—	189
	$4,479	$—	$(4)	$4,475	$5,153	$3	$(2)	$5,154
As of June 29, 2024 and December 30, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of cash equivalents and investments classified as available-for-sale are as follows:

	June 29, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,762	$2,762	$3,792	$3,792
Due in 1 year through 5 years	459	457	361	364
Due in 5 years and later	29	27	32	30
	$3,250	$3,246	$4,185	$4,186
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	June 29, 2024		December 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$—	$—	$751	$741
Long-term debt, net of current portion	$1,719	$1,537	$1,717	$1,630
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. As of June 29, 2024 and December 30, 2023, the Company had non-marketable securities in privately-held companies of $245 million and $155 million, respectively, that are recorded under Other non-current assets in the balance sheet. Impairment losses or observable price adjustments were not material during the three and six months ended June 29, 2024 and July 1, 2023.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of June 29, 2024 and December 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.1 billion and $2.4 billion, respectively. The fair value of these contracts, recorded as a liability, was $14 million as of June 29, 2024 and as an asset was $6 million as of December 30, 2023.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of June 29, 2024 and December 30, 2023, the notional value of these outstanding contracts was $460 million and $568 million, respectively. The fair value of these contracts was not material as of June 29, 2024 and December 30, 2023.
NOTE 9 – Earnings (Loss) Per Share
The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions, except per share amounts)
Numerator
Net income (loss) for basic earnings per share	$265	$27	$388	$(112)
Denominator
Basic weighted average shares	1,618	1,612	1,617	1,612
Potentially dilutive shares from employee equity plans	19	15	21	—
Diluted weighted average shares	1,637	1,627	1,638	1,612
Earnings (loss) per share:
Basic	$0.16	$0.02	$0.24	$(0.07)
Diluted	$0.16	$0.02	$0.24	$(0.07)
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.

NOTE 10 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Balance, beginning of period	1,618	1,609	1,616	1,612
Common stock issued under employee equity plans	2	4	5	5
Common stock repurchases for tax withholding on equity awards	—	—	(1)	(1)
Issuance of common stock upon warrant exercise	—	1	—	1
Repurchases of common stock	(2)	—	(2)	(3)
Balance, end of period	1,618	1,614	1,618	1,614
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the three and six months ended June 29, 2024, the Company returned $352 million and $356 million, respectively, to shareholders through the repurchase of its common stock under the Repurchase Program. As of June 29, 2024, $5.2 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Cost of sales	$5	$10	$11	$18
Research and development	262	247	541	461
Marketing, general and administrative	79	91	165	178
Total	$346	$348	$717	$657
NOTE 11 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
For the three and six months ended June 29, 2024, the Company recorded an income tax provision of $41 million and an income tax benefit of $11 million representing an effective tax rate of 13.4% and (2.9)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits. The tax provision for the three months ended June 29, 2024 reflected a discrete tax expense of $21 million, primarily related to interest and penalties accrued for uncertain tax positions partially offset by the tax effects of stock-based compensation. The tax benefit for the six months ended June 29, 2024 reflected a discrete tax benefit of $40 million, primarily related to stock-based compensation.

For the three months and six months ended July 1, 2023, the Company recorded an income tax benefit of $23 million and $10 million representing an effective tax rate of (511.4)% and 8.0%, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from FDII and R&D tax credits. The tax benefit for the three months ended July 1, 2023 reflected a discrete tax benefit of $34 million that had a disproportionate impact on the effective tax rate because the pre-tax income was close to breakeven for the period. The tax benefit for the six months ended July 1, 2023, reflected a discrete tax benefit of $12 million which was not material to the total tax expense or the effective tax rate.
As of June 29, 2024 and December 30, 2023, the Company had long-term income tax liabilities related to unrecognized tax benefits of $1.5 billion and $1.4 billion, respectively, recorded under Other long-term liabilities in the balance sheet.
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
Total future unconditional purchase commitments as of June 29, 2024 were as follows:

Fiscal Year	(In millions)
Remainder of 2024	$3,056
2025	371
2026	268
2027	44
2028	44
2029 and thereafter	95
Total unconditional purchase commitments	$3,878
On an ongoing basis, the Company works with suppliers on timing of payments and deliveries of purchase commitments, taking into account business conditions.
Contingencies
During the quarterly period ended June 29, 2024, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 13 – Subsequent Event
On July 9, 2024, the Company entered into a definitive agreement to acquire Silo AI Oy, an AI lab based in Helsinki, Finland, in an all-cash transaction valued at approximately $665 million. The transaction is subject to customary closing conditions and is expected to close in the second half of fiscal year 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents and short-term investment balances, together with the availability under that certain revolving credit facility made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; all unbilled accounts receivables are expected to be billed and collected within 12 months; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI trends and developments; AMD’s acquisition of Silo AI Oy is expected to close in the second half of fiscal year 2024; and AMD expects to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and six months ended June 29, 2024 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended June 29, 2024 was $5.8 billion, a 9% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by the steep ramp of AMD Instinct™ GPU shipments and strong growth in 4th Gen AMD EPYC™ CPU sales, and an increase in Client segment revenue primarily driven by higher sales of AMD Ryzen™ processors, partially offset by a decrease in Gaming segment revenue primarily due to lower semi-custom revenue, and a decrease in Embedded segment revenue due to customers continuing to normalize their inventory levels.
Gross margin for the three months ended June 29, 2024 was 49% compared to gross margin of 46% for the prior year period. The increase in gross margin was primarily driven by higher Data Center segment revenue.
Operating income for the three months ended June 29, 2024 was $269 million compared to operating loss of $20 million for the prior year period. Net income for the three months ended June 29, 2024 was $265 million compared to net income of $27 million for the prior year period. The increase in operating and net income was primarily driven by higher revenue and gross margin, and lower amortization of acquisition-related intangible assets, partially offset by increased operating expenses.
As of June 29, 2024, our cash, cash equivalents and short-term investments were $5.3 billion compared to $5.8 billion as of December 30, 2023. During the three and six months ended June 29, 2024, we generated $593 million and $1.1 billion of cash, respectively, from operating activities, and we returned $352 million and $356 million, respectively, to shareholders through the repurchase of common stock under our Repurchase Program. During the quarter, we also used available cash to repay $750 million of debt that matured in June 2024.
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

Management believes there have been no significant changes for the three and six months ended June 29, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Results of Operations
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In millions)
Net revenue:
Data Center	$2,834	$1,321	$5,171	$2,616
Client	1,492	998	2,860	1,737
Gaming	648	1,581	1,570	3,338
Embedded	861	1,459	1,707	3,021
Total net revenue	$5,835	$5,359	$11,308	$10,712
Operating income (loss):
Data Center	$743	$147	$1,284	$295
Client	89	(69)	175	(241)
Gaming	77	225	228	539
Embedded	345	757	687	1,555
All Other	(985)	(1,080)	(2,069)	(2,313)
Total operating income (loss)	$269	$(20)	$305	$(165)
Data Center
Data Center net revenue of $2.8 billion for the three months ended June 29, 2024 increased by 115%, compared to net revenue of $1.3 billion for the prior year period. Data Center net revenue of $5.2 billion for the six months ended June 29, 2024 increased by 98%, compared to net revenue of $2.6 billion for the prior year period. The increase in both periods was primarily driven by the steep ramp of AMD Instinct GPU shipments and strong growth in 4th Gen AMD EPYC CPU sales.
Data Center operating income was $743 million for the three months ended June 29, 2024, compared to operating income of $147 million for the prior year period. Data Center operating income was $1.3 billion for the six months ended June 29, 2024, compared to operating income of $295 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue.
Client
Client net revenue of $1.5 billion for the three months ended June 29, 2024 increased by 49%, compared to net revenue of $1.0 billion for the prior year period, primarily driven by a 34% increase in unit shipments and a 12% increase in average selling price of Ryzen mobile and desktop processors. Client net revenue of $2.9 billion for the six months ended June 29, 2024 increased by 65%, compared to net revenue of $1.7 billion for the prior year period, primarily driven by a 44% increase in unit shipments and a 14% increase in average selling price of Ryzen mobile and desktop processors. The increase in both periods was driven by a recovery from weak PC market conditions and inventory corrections across the PC supply chain experienced in the first half of fiscal year 2023.

Client operating income was $89 million for the three months ended June 29, 2024, compared to operating loss of $69 million for the prior year period. Client operating income was $175 million for the six months ended June 29, 2024, compared to operating loss of $241 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher operating expenses.
Gaming
Gaming net revenue of $648 million for the three months ended June 29, 2024 decreased by 59%, compared to net revenue of $1.6 billion for the prior year period. Gaming net revenue of $1.6 billion for the six months ended June 29, 2024 decreased by 53%, compared to net revenue of $3.3 billion for the prior year period. The decrease in both periods was primarily due to lower semi-custom revenue.
Gaming operating income was $77 million for the three months ended June 29, 2024, compared to operating income of $225 million for the prior year period. Gaming operating income was $228 million for the six months ended June 29, 2024, compared to operating income of $539 million for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
Embedded
Embedded net revenue of $861 million for the three months ended June 29, 2024 decreased by 41%, compared to net revenue of $1.5 billion for the prior year period. Embedded net revenue of $1.7 billion for the six months ended June 29, 2024 decreased by 43%, compared to net revenue of $3.0 billion for the prior year period. The decrease in both periods was primarily due to customers continuing to normalize their inventory levels.
Embedded operating income was $345 million for the three months ended June 29, 2024, compared to operating income of $757 million for the prior year period. Embedded operating income was $687 million for the six months ended June 29, 2024, compared to operating income of $1.6 billion for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
All Other
All Other operating loss of $985 million for the three months ended June 29, 2024 primarily consisted of $603 million of amortization of acquisition-related intangibles and $346 million of stock-based compensation expense. All Other operating loss of $1.1 billion for the prior year period primarily consisted of $693 million of amortization of acquisition-related intangibles and $348 million of stock-based compensation expense.
All Other operating loss of $2.1 billion for the six months ended June 29, 2024 primarily consisted of $1.2 billion of amortization of acquisition-related intangibles and $717 million of stock-based compensation expense. All Other operating loss of $2.3 billion for the prior year period primarily consisted of $1.5 billion of amortization of acquisition-related intangibles and $657 million of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 60% and 66% for the three months ended June 29, 2024 and July 1, 2023, respectively. International sales as a percentage of net revenue were 60% and 67% for the six months ended June 29, 2024 and July 1, 2023, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	In millions, except percentages
Net revenue	$5,835	$5,359	$11,308	$10,712
Cost of sales	2,740	2,704	5,423	5,393
Amortization of acquisition-related intangibles	231	212	461	517
Gross profit	2,864	2,443	5,424	4,802
Gross margin	49%	46%	48%	45%
Research and development	1,583	1,443	3,108	2,854
Marketing, general and administrative	650	547	1,270	1,132
Amortization of acquisition-related intangibles	372	481	764	999
Licensing gain	(10)	(8)	(23)	(18)
Interest expense	(25)	(28)	(50)	(53)
Other income (expense), net	55	46	108	89
Income tax provision (benefit)	41	(23)	(11)	(10)
Equity income in investee	7	6	14	7
Gross Margin
Gross margin was 49% and 46% for the three months ended June 29, 2024 and July 1, 2023, respectively. Gross margin was 48% and 45% for the six months ended June 29, 2024 and July 1, 2023, respectively. The increase in both periods was primarily driven by higher Data Center segment revenue.
Expenses
Research and Development Expenses
Research and development expenses of $1.6 billion for the three months ended June 29, 2024 increased by $140 million, or 10%, compared to $1.4 billion for the prior year period. Research and development expenses of $3.1 billion for the six months ended June 29, 2024 increased by $254 million, or 9%, compared to $2.9 billion for the prior year period. The increase in both periods was primarily due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $650 million for the three months ended June 29, 2024 increased by $103 million, or 19%, compared to $547 million for the prior year period. Marketing, general and administrative expenses of $1.3 billion for the six months ended June 29, 2024 increased by $138 million, or 12%, compared to $1.1 billion for the prior year period. The increase in both periods was primarily due to an increase in go-to market activities.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $603 million for the three months ended June 29, 2024 decreased by $90 million, or 13%, compared to $693 million for the prior year period. Amortization of acquisition-related intangibles of $1.2 billion for the six months ended June 29, 2024 decreased by $291 million, or 19%, compared to $1.5 billion for the prior year period. The decrease was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.

Interest Expense
Interest expense for the three and six months ended June 29, 2024 was $25 million and $50 million, respectively, compared to $28 million and $53 million, respectively, for the prior year period. Our 2.95% Notes with a principal amount of $750 million were repaid in June 2024.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income (expense), net for the three and six months ended June 29, 2024 was $55 million and $108 million, respectively. Other income (expense), net for the prior year period was $46 million and $89 million, respectively. The increase was primarily driven by interest income from higher interest rates.
Income Tax Provision (Benefit)
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and six months ended June 29, 2024, we recorded an income tax provision of $41 million and income tax benefit of $11 million representing an effective tax rate of 13.4% and (2.9)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits. The tax provision for the three months ended June 29, 2024 reflected a discrete tax expense of $21 million, primarily related to interest and penalties accrued for uncertain tax positions, partially offset by the tax effects of stock-based compensation. The tax benefit for the six months ended June 29, 2024 reflected a discrete tax benefit of $40 million, primarily related to stock-based compensation.
For the three months and six months ended July 1, 2023, we recorded an income tax benefit of $23 million and $10 million representing an effective tax rate of (511.4)% and 8.0%, respectively. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from FDII and R&D tax credits. The tax benefit for the three months ended July 1, 2023 reflected a discrete tax benefit of $34 million that had a disproportionate impact on the effective tax rate because the pre-tax income was close to breakeven for the period. The tax benefit for the six months ended July 1, 2023 reflected a discrete tax benefit of $12 million which was not material to the total expense or the effective tax rate.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 29, 2024 and December 30, 2023, our cash, cash equivalents and short-term investments were $5.3 billion and $5.8 billion, respectively. The percentage of cash, cash equivalents and short-term investments held domestically as of June 29, 2024 and December 30, 2023 were 88% and 77%, respectively.
Our operating, investing and financing activities for the six months ended June 29, 2024 compared to the prior year period are as described below:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(In millions)
Net cash provided by (used in):
Operating activities	$1,114	$865
Investing activities	251	(1,675)
Financing activities	(1,185)	(184)
Net (decrease) increase in cash and cash equivalents	$180	$(994)
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. We also have $3.0 billion available under our commercial paper program.

As of June 29, 2024, our principal debt obligations were $1.75 billion. Our 2.95% Notes with a principal amount of $750 million were repaid in June 2024 and our remaining debt will mature starting in 2030.
As of June 29, 2024, we had unconditional purchase commitments of approximately $3.9 billion, of which $3.1 billion are for the remainder of fiscal year 2024. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, including capital expenditures, and purchase commitments, over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $1.1 billion in the six months ended June 29, 2024, primarily due to our net income of $388 million, adjusted for non-cash and non-operating charges of $2.1 billion and net cash outflows of $1.4 billion from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities was a $710 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process nodes, and a $373 million increase in accounts receivable due to timing of customer payments.
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
Investing Activities
Net cash provided by investing activities was $251 million for the six months ended June 29, 2024 which primarily consisted of $1.2 billion of proceeds from the maturity and sale of short-term investments, partially offset by cash used in the purchases of short-term investments of $565 million and purchases of property and equipment of $296 million.
Net cash used in investing activities was $1.7 billion for the six months ended July 1, 2023 which primarily consisted of cash used in the purchases of short-term investments of $2.8 billion and purchases of property and equipment of $283 million, partially offset by $1.4 billion of proceeds from the maturity and sale of short-term investments.
Financing Activities
Net cash used in financing activities was $1.2 billion for the six months ended June 29, 2024, which primarily consisted of repayment of the 2.95% Notes of $750 million, common stock repurchase of $356 million, and repurchases for tax withholding on employee equity plans of $226 million.
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
As of June 29, 2024, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Nvidia’s dominance in the graphics processing unit market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
•The markets in which our products are sold are highly competitive and rapidly evolving.
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
•We are subject to environmental laws, conflict minerals regulations, as well as a variety of other laws or regulations.
•Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
•Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.
•The agreements governing our notes, our guarantee of Xilinx’s notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
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

Nvidia’s dominance in the graphics processing unit market and its aggressive business practices may limit our ability to compete effectively on a level playing field.

Nvidia’s Data Center GPU market share position, significant financial resources, introduction of competitive new products and proprietary software ecosystem have enabled it to market and price its products in a manner, to encourage the selection of Nvidia-based systems and to influence customers who do business with us. We may be materially adversely affected by Nvidia’s business practices, including allocation strategies and pricing actions; product mix and introduction schedules; and product bundling strategies. Nvidia’s practices can limit customers’ ability to choose non-Nvidia products, including our products, and in turn, may limit our market share and decrease our margins and profitability, which could have a material adverse effect on our business. We expect Nvidia to continue to heavily invest substantial resources in research and development, marketing and other technology companies.
The markets in which our products are sold are highly competitive and rapidly evolving.

The markets in which our products are sold are highly competitive and rapidly evolving. We expect that competition will continue to be intense due to rapid technological changes, new and evolving industry standards, changing customer preferences and requirements, and frequent product introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive.

In addition, we are entering markets with current and new competitors who may be able to adapt more quickly to customer requirements and emerging technologies. For example, the AI market is subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry trends and legal standards. We cannot guarantee that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets or superior ability to anticipate customer requirements and emerging industry trends. While we see significant opportunity in AI, we expect intense competition from companies such as Nvidia in the supply of GPUs and other accelerators for the AI market. We may face competition from some of our customers who internally develop the same products as us. Increased adoption of ARM-based semiconductor designs could lead to further growth and development of the ARM ecosystem. We may also face delays or disruptions in research and development efforts, or we may be required to invest significantly greater resources in research and development than anticipated. In addition, the semiconductor industry has seen several mergers and acquisitions over the last number of years. Further consolidation could adversely impact our business due to there being fewer suppliers, customers and partners in the industry.

We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as AI, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), reliability, processor clock speed, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. Further, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and a reduction in our margins. To the extent our competitors introduce competitive new products and technologies into the market before we do, introduce products and technologies that provide better performance/experience or at better prices, our products and technologies may be comparatively less competitive and our competitive position may weaken, which could adversely harm our business and results of operations.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and since the fourth quarter of 2023, we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Also, our Client segment revenue is focused on the consumer desktop and notebook PC segments, each of which decreased in the first half of 2023 due to a decline in the PC market. Client segment revenue will depend in part on the market’s adoption of AI PCs. We are actively building AI capabilities into all our Client products, such as Ryzen AI PC processors, but there can be no assurance about the rate and pace of adoption of such product offerings. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles.

In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products. Our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first half of 2024.
The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to identify industry changes, and adapt our strategy to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that we will be able to meet the evolving needs of industry changes or that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in identifying, developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, or if we fail to predict which new form factors, product features preferences or requirements consumers will adopt and adapt our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and since the fourth quarter of 2023, we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations or cause us to pay penalties. If our customers do not include our products in the initial design of their computer systems or products, they will typically not use our products in their systems or products until at least the next design configuration. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business. We also depend on the success and timing of our customers’ platform launches. If our customers delay their product launches or if our customers do not effectively market their platforms with our products, it could result in a delay in bringing our products to market and cause us to miss a cycle in the demand of end-users, which could materially adversely affect our business. The increasing frequency and complexity of our newly introduced products may result in unanticipated quality or production issues that could result in product delays. In addition, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes in fiscal monetary or trade policy, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, our Client segment revenue decreased in the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first half of 2024. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

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
We do not have long-term commitment contracts with some of our third-party manufacturing suppliers. We obtain many of these manufacturing services on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product beyond the quantities in an existing purchase order. Accordingly, we depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. The manufacturers we use also fabricate wafers and ATMP products for other companies, including certain of our competitors. They could choose to prioritize capacity for other customers, increase the prices that they charge us on short notice, require onerous prepayments, or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. If we overestimate our customer demand or experience a decrease in customer demand, either could result in excess inventory and an increase in our production costs. We are party to a wafer supply agreement with GF where GF will provide a minimum annual capacity allocation to us and set pricing through 2026. If our actual wafer requirements are less than the number of wafers required to meet the applicable annual wafer purchase target, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, water shortages, or high heat events, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain environmental, social, atmospheric or natural, economic or political circumstances or conditions, we may encounter supply delays or disruptions. For example, in the first quarter of 2024, we experienced some inventory loss due to an incident at a contract manufacturer. If we are unable to secure sufficient or reliable supply of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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
We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials of acceptable quality on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials of acceptable quality in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of IC packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. If we are unable to procure a stable supply of memory, equipment, materials or substrates of acceptable quality on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, if we overestimate our customer demand or experience a decrease in customer demand, either because customers cancel orders or choose to purchase from our competitors, it could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Because some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one equipment or materials supplier for another.
From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price, quality and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. Dependence on a sole supplier or a limited number of suppliers exacerbates these risks. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party manufacturers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Client segment revenue decreased due to a decline in the PC market in the first half of 2023, and our Embedded segment revenue decreased as a result of an inventory correction in several end markets in the second half of 2023 and the first half of 2024. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products.
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
Climate change may have an adverse impact on our business and the business of our suppliers and customers. Global climate change may result in certain natural disasters and climate-related events occurring with increasing frequency and severity and its physical impact on the major regions where we have operations has the potential to disrupt our business and those of our customers and suppliers. Our headquarters and some of our operations and facilities are located in areas that are susceptible to earthquakes and tsunamis, wildfires, extreme storms, extreme heat, drought, freezing, tropical cyclones and other natural disasters. Water and energy availability and reliability in the regions where we have facilities and where our suppliers have operations is important to our business. Certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding could disrupt our operations and our suppliers’ or customers’ operations, including by disrupting, the availability of energy or water necessary for the operations of our business or those of our suppliers and customers. Global climate change is also resulting in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. Such disruptions could cause delays in manufacturing or shipping our products, affect our supply chain and may result in the loss of business, and additional costs to maintain or resume operations, any of which could adversely affect our business and results of operation. We may also experience contractual disputes relating to supply chain delays resulting from climate change related disruptions, which could result in increased litigation and costs. Data centers depend on access to clean water and reliable energy, thus potential power or water shortages could impair our customers’ ability to expand their data center capacity and consume our products and services, which in turn could adversely impact our ability to generate revenue.
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

For example, we have publicly announced certain corporate responsibility goals spanning multiple topics informed by input from various of our stakeholders, including customers, investors and employees. These goals, which reflect our current plans and aspirations based on known conditions, may change in the future or may not be achieved, as they are subject to various challenges, risks and expectations such as standards, processes, and methodologies that continue to evolve or emerge, and many of these matters are outside our control. Our progress towards some goals receives third-party limited assurance and not reasonable assurance, or may rely on receipt of others’ information and data that may not be subject to either third-party limited or reasonable assurance. Any failure to achieve such goals, failure to achieve these goals within the set timeframe, or in the means expected, or the perception by stakeholders of such failure to achieve these goals may result in reputational or financial harm. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related matters. Both advocates and opponents of environmental, social and sustainability matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business. Stakeholder groups may find our stated goals to be insufficiently responsive to the implications of issues, such as climate change, and any failure to set or achieve corporate responsibility initiatives that meet stakeholder expectations may result in loss of customers or in investors selling their shares, which could harm our reputation and could have a material adverse effect on our business.
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
The agreements governing our notes, our guarantee of the Assumed Xilinx Notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
The indenture governing our 3.924% Senior Notes due 2032 and 4.393% Senior Notes due 2052 contains various covenants that limit our ability to, among other things: create liens on certain assets to secure debt, enter into certain sale and leaseback transactions; and consolidate with, merge into or sell, convey or lease all or substantially all of our assets to any other person.
We unconditionally guarantee, on a senior unsecured basis, Xilinx’s obligations under the Xilinx’s 2.375% Notes (the Assumed Xilinx Notes). The supplemental indenture governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

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
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all, inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; failure of a transaction to advance our business strategy or other unforeseen factors. Even if we successfully complete an acquisition or joint venture, we may not be able to realize any of the anticipated benefits in a timely manner or at all for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. Any one of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx) and Pensando Systems Inc. (Pensando) acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx and Pensando acquisitions, we recorded significant goodwill and other intangible assets on our consolidated balance sheet. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill, and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.
General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 60% for the three months ended June 29, 2024. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the U.S. and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.

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
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of June 29, 2024, $5.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended June 29, 2024:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Mar 31, 2024 to Apr 27, 2024	1,564,711	$156.97	1,564,711	$5,305
Apr 28, 2024 to May 25, 2024	690,866	$153.41	690,866	$5,199
May 26, 2024 to Jun 29, 2024	—	$—	—	$5,199
Total	2,255,577
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended June 29, 2024, there were $61 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.4 million shares of common stock from employees in connection with such net share settlement at an average price of $159.27 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

 ITEM 6. EXHIBITS

10.1	Offer Letter and Sign-on Bonus Agreement between Advanced Micro Devices, Inc. and Philip Guido, dated April 10, 2023.
10.2	Retirement Transition Agreement and General Release between Victor Peng and Advanced Micro Devices, Inc., dated July 30, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

July 31, 2024	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer