Form 10-Q
period 2024-09-28
ADVANCED MICRO DEVICES INC
filed 2024-10-30
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 23, 2024: 1,622,807,346

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions, except per share amounts)
Net revenue	$6,819	$5,800	$18,127	$16,512
Cost of sales	3,167	2,843	8,590	8,236
Amortization of acquisition-related intangibles	233	210	694	727
Total cost of sales	3,400	3,053	9,284	8,963
Gross profit	3,419	2,747	8,843	7,549

Research and development	1,636	1,507	4,744	4,361
Marketing, general and administrative	721	576	1,991	1,708
Amortization of acquisition-related intangibles	352	450	1,116	1,449
Licensing gain	(14)	(10)	(37)	(28)
Operating income	724	224	1,029	59

Interest expense	(23)	(26)	(73)	(79)
Other income (expense), net	36	59	144	148
Income before income taxes and equity income	737	257	1,100	128

Income tax (benefit)	(27)	(39)	(38)	(49)
Equity income in investee	7	3	21	10
Net income	$771	$299	$1,159	$187

Earnings per share
Basic	$0.48	$0.18	$0.72	$0.12
Diluted	$0.47	$0.18	$0.71	$0.11
Shares used in per share calculation
Basic	1,620	1,616	1,619	1,613
Diluted	1,636	1,629	1,638	1,625
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Net income	$771	$299	$1,159	$187
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	31	(18)	12	(9)
Total comprehensive income	$802	$281	$1,171	$178
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 28, 2024	December 30, 2023
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,897	$3,933
Short-term investments	647	1,840
Accounts receivable, net	7,241	5,376
Inventories	5,374	4,351
Receivables from related parties	29	9
Prepaid expenses and other current assets	1,547	1,259
Total current assets	18,735	16,768
Property and equipment, net	1,669	1,589
Operating lease right-of-use assets	647	633
Goodwill	24,839	24,262
Acquisition-related intangibles, net	19,572	21,363
Investment: equity method	137	99
Deferred tax assets	1,183	366
Other non-current assets	2,854	2,805
Total assets	$69,636	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,530	$2,055
Payables to related parties	461	363
Accrued liabilities	4,120	3,082
Current portion of long-term debt, net	—	751
Other current liabilities	389	438
Total current liabilities	7,500	6,689
Long-term debt, net of current portion	1,720	1,717
Long-term operating lease liabilities	518	535
Deferred tax liabilities	1,162	1,202
Other long-term liabilities	1,751	1,850
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,678 and 1,663; shares outstanding: 1,623 and 1,616	17	17
Additional paid-in capital	60,896	59,676
Treasury stock, at cost (shares held: 55 and 47)	(5,812)	(4,514)
Retained earnings	1,882	723
Accumulated other comprehensive income (loss)	2	(10)
Total stockholders’ equity	56,985	55,892
Total liabilities and stockholders’ equity	$69,636	$67,885

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(In millions)
Cash flows from operating activities:
Net income	$1,159	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,309	2,654
Stock-based compensation	1,068	1,010
Deferred income taxes	(863)	(800)
Amortization of operating lease right-of-use assets	82	73
Inventory loss at contract manufacturer	65	—
Other	(50)	(31)
Changes in operating assets and liabilities
Accounts receivable, net	(1,862)	(929)
Inventories	(1,096)	(674)
Prepaid expenses and other assets	(250)	(380)
Receivables from and payables to related parties, net	78	(136)
Accounts payable	476	(238)
Accrued and other liabilities	626	550
Net cash provided by operating activities	1,742	1,286
Cash flows from investing activities:
Purchases of property and equipment	(428)	(407)
Purchases of short-term investments	(707)	(3,312)
Proceeds from maturity of short-term investments	1,351	1,917
Proceeds from sale of short-term investments	591	248
Acquisitions, net of cash acquired	(548)	(14)
Related party equity method investment	(17)	—
Other	(129)	(5)
Net cash provided by (used in) investing activities	113	(1,573)
Cash flows from financing activities:
Repayment of debt	(750)	—
Proceeds from sales of common stock through employee equity plans	152	148
Repurchases of common stock	(606)	(752)
Common stock repurchases for tax withholding on employee equity plans	(686)	(382)
Other	(1)	(1)
Net cash used in financing activities	(1,891)	(987)
Net decrease in cash and cash equivalents	(36)	(1,274)
Cash and cash equivalents at beginning of period	3,933	4,835
Cash and cash equivalents at end of period	$3,897	$3,561

Advanced Micro Devices, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 28, 2024	September 30, 2023
	(In millions)
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$1,011	$34
Non-cash investing activities:
Purchases of property and equipment, accrued but not paid	$99	$113
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$95	$121

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$16	$17	$16
Common stock issued under employee equity plans	—	1	—	1
Balance, end of period	$17	$17	$17	$17
Additional paid-in capital
Balance, beginning of period	$60,542	$58,825	$59,676	$58,005
Common stock issued under employee equity plans	3	4	152	153
Stock-based compensation	351	353	1,068	1,010
Issuance of common stock to settle convertible debt	—	—	—	1
Issuance of common stock warrants	—	—	—	13
Balance, end of period	$60,896	$59,182	$60,896	$59,182
Treasury stock
Balance, beginning of period	$(5,103)	$(3,430)	$(4,514)	$(3,099)
Repurchases of common stock	(250)	(511)	(606)	(752)
Common stock repurchases for tax withholding on employee equity plans	(459)	(294)	(692)	(384)
Balance, end of period	$(5,812)	$(4,235)	$(5,812)	$(4,235)

Retained earnings (Accumulated deficit):
Balance, beginning of period	$1,111	$(243)	$723	$(131)
Net income	771	299	1,159	187
Balance, end of period	$1,882	$56	$1,882	$56

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(29)	$(32)	$(10)	$(41)
Other comprehensive income (loss)	31	(18)	12	(9)
Balance, end of period	$2	$(50)	$2	$(50)

Total stockholders' equity	$56,985	$54,970	$56,985	$54,970
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 28, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 28, 2024 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and nine months ended September 28, 2024 and September 30, 2023 each consisted of 13 weeks and 26 weeks, respectively.
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
Recently Issued Accounting Standards Not Yet Adopted. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year 2024 and interim periods in fiscal year 2025. Early adoption is permitted. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.
NOTE 3 – Supplemental Financial Statement Information
Accounts Receivable, net
As of September 28, 2024 and December 30, 2023, Accounts receivable, net included unbilled accounts receivable of $937 million and $1.1 billion, respectively. Unbilled accounts receivable primarily represent work completed on development services and on custom products for which revenue has been recognized but not yet invoiced. Unbilled accounts receivable that are included in Accounts receivable, net are expected to be billed and collected within 12 months.

Inventories	September 28, 2024	December 30, 2023
	(In millions)
Raw materials	$412	$279
Work in process	3,999	3,260
Finished goods	963	812
Total inventories	$5,374	$4,351

Property and Equipment, net	September 28, 2024	December 30, 2023
	(In millions)
Land, building and leasehold improvements	$844	$821
Equipment	2,669	2,346
Construction in progress	228	209
Property and equipment, gross	3,741	3,376
Accumulated depreciation	(2,072)	(1,787)
Total property and equipment, net	$1,669	$1,589

Accrued Liabilities	September 28, 2024	December 30, 2023
	(In millions)
Customer-related liabilities	$1,405	$788
Accrued marketing programs	1,001	827
Accrued compensation and benefits	1,048	884
Other accrued liabilities	666	583
Total accrued liabilities	$4,120	$3,082
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of September 28, 2024, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $86 million, of which $49 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for 5% and 10% of the Company’s revenue for the three and nine months ended September 28, 2024, respectively and 25% and 27% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Net revenue:
Data Center	$3,549	$1,598	$8,720	$4,214
Client	1,881	1,453	4,741	3,190
Gaming	462	1,506	2,032	4,844
Embedded	927	1,243	2,634	4,264
Total net revenue	$6,819	$5,800	$18,127	$16,512
Operating income (loss):
Data Center	$1,041	$306	$2,325	$601
Client	276	140	451	(101)
Gaming	12	208	240	747
Embedded	372	612	1,059	2,167
All Other(1)	(977)	(1,042)	(3,046)	(3,355)
Total operating income	$724	$224	$1,029	$59

(1)
For the three and nine months ended September 28, 2024, all other operating losses primarily included $585 million and $1.8 billion of amortization of acquisition-related intangibles, and $351 million and $1.1 billion of stock-based compensation expense, respectively.

For the three and nine months ended September 30, 2023, all other operating losses primarily included $660 million and $2.2 billion of amortization of acquisition-related intangibles, and $353 million and $1.0 billion of stock-based compensation expense, respectively.

NOTE 5 – Business Combinations
Acquisition of Silo AI
On August 9, 2024, the Company completed the acquisition of Silo AI Oy (Silo AI), an AI lab based in Finland in an all-cash transaction of $665 million. Net of closing adjustments, transaction costs and deferred cash compensation, the purchase consideration of $553 million was allocated to $19 million of identifiable intangible assets, $43 million of net liabilities assumed, and $577 million to goodwill. Goodwill was attributed to Silo AI’s workforce who will help the Company accelerate the deployment and development of AI models and software solutions on AMD hardware. Silo AI financial results, which were not material, were included in the Company's statement of operations from the date of acquisition primarily within the Data Center segment.
Pending Acquisition of ZT Systems
On August 17, 2024, the Company entered into an agreement (the Agreement) to acquire ZT Group Int’l, Inc. (ZT Systems), a provider of AI and general purpose compute infrastructure for hyperscale computing companies, in a cash and stock transaction valued at approximately $4.9 billion (the Acquisition). The aggregate closing consideration payable by the Company consists of 8,335,852 shares of the Company’s common stock and $3.4 billion in cash. Contingent consideration of up to 740,964 shares of the Company’s common stock and up to $300 million of cash is payable by the Company to the extent certain conditions are met. The Agreement provides that if the Acquisition is not completed by August 17, 2025, subject to two automatic extensions until February 17, 2026, the Company will pay a termination fee of $300 million. The Acquisition is expected to close in the first half of 2025, subject to certain regulatory approvals and other customary closing conditions. The Company intends to seek a strategic partner to acquire ZT Systems' manufacturing business.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
The carrying amount of goodwill was assigned to reporting units within the following reportable segments:

	December 30, 2023	Acquisitions	September 28, 2024
	(In millions)
Data Center	$2,942	$461	$3,403
Client	18	108	126
Gaming	238	—	238
Embedded	21,064	8	21,072
Total	$24,262	$577	$24,839

Acquisition-related Intangibles, net
Acquisition-related intangibles, net were as follows:

	September 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,409	$(2,279)	$11,130	$13,390	$(1,583)	$11,807
Customer relationships	12,324	(4,811)	7,513	12,324	(3,755)	8,569
Customer backlog	809	(809)	—	809	(809)	—
Corporate trade name	65	(65)	—	65	(65)	—
Product trademarks	914	(205)	709	914	(147)	767
Acquisition-related intangible assets subject to amortization	27,521	(8,169)	19,352	27,502	(6,359)	21,143
In-process research and development (IPR&D) not subject to amortization	220	—	220	220	—	220
Total acquisition-related intangible assets, net	$27,741	$(8,169)	$19,572	$27,722	$(6,359)	$21,363
Acquisition-related intangible amortization expense was $585 million and $1.8 billion for the three and nine months ended September 28, 2024, and $660 million and $2.2 billion for the three and nine months ended September 30, 2023, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 28, 2024, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2024	$565
2025	2,154
2026	2,040
2027	1,922
2028	1,846
2029 and thereafter	10,825
Total	$19,352
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

The Company’s purchases from the ATMP JV during the three and nine months ended September 28, 2024 were $407 million and $1.2 billion, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 30, 2023 were $448 million and $1.2 billion, respectively. As of September 28, 2024 and December 30, 2023, the amounts payable to the ATMP JV were $461 million and $363 million, respectively, and are reflected as Payables to related parties on the Company’s condensed consolidated balance sheets. The Company’s resales to the ATMP JV during the three and nine months ended September 28, 2024 were $33 million and $103 million, respectively. The Company’s resales to the ATMP JV during the three and nine months ended September 30, 2023 were $2 million and $5 million, respectively. As of September 28, 2024 and December 30, 2023, the Company’s receivables from the ATMP JV were $29 million and $9 million, respectively, and are reflected as Receivables from related parties on the Company’s balance sheet.
During the three and nine months ended September 28, 2024, the Company recorded a gain of $7 million and $21 million, in Equity income in investee on its statements of operations, respectively. During the three and nine months ended September 30, 2023, the Company recorded a gain of $3 million and $10 million, in Equity income in investee on its statements of operations, respectively.
On August 8, 2024, the Company contributed $17 million to the ATMP JV, representing additional equity that is in proportion to the Company’s existing 15% equity interest. As of September 28, 2024 and December 30, 2023, the carrying value of the Company’s investment in the ATMP JV was $137 million and $99 million, respectively.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of both September 28, 2024 and December 30, 2023, the carrying value of the investment was zero. The Company licenses certain of its intellectual property (Licensed IP) to the THATIC JV and receives royalties based on sales of the THATIC JV’s products, which is recorded within operating income as licensing gain. During the three and nine months ended September 28, 2024, the Company recognized $14 million and $37 million of licensing gain from royalties associated with Licensed IP, respectively. During the three and nine months ended September 30, 2023, the Company recognized $10 million and $28 million of licensing gain from royalties associated with Licensed IP, respectively. As of September 28, 2024 and December 30, 2023, the Company had no receivables from the THATIC JV. In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 8 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s total debt as of September 28, 2024 and December 30, 2023 consisted of the following:

	September 28, 2024	December 30, 2023
	(In millions)
2.95% Senior Notes Due 2024 (2.95% Notes)	$—	$750
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	1,750	2,500
Unamortized debt discount and issuance costs	(30)	(32)
Total debt (net)	1,720	2,468
Less: current portion of long-term debt and related unamortized debt premium and issuance costs	—	(751)
Total long-term debt	$1,720	$1,717

2.95% Senior Notes Due 2024
The 2.95% Notes with a principal amount of $750 million were repaid in June 2024.
2.375% Senior Notes Due 2030, 3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
The 2.375% Notes, 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1.
As of September 28, 2024, the Company was in compliance with the covenants associated with its debt.
Revolving Credit Facility
The Company has $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During the three and nine months ended September 28, 2024, the Company did not borrow under the revolving credit facility and as of September 28, 2024 and December 30, 2023, the Company had no outstanding borrowings under the revolving credit facility. As of September 28, 2024, the Company was in compliance with the covenants under the revolving credit facility.
Commercial Paper Program
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to $3.0 billion. During the three and nine months ended September 28, 2024, the Company did not issue any commercial paper under the program and as of September 28, 2024 and December 30, 2023, the Company had no commercial paper outstanding.
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 28, 2024				December 30, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,879	$—	$—	$1,879	$969	$—	$969
Corporate debt securities	—	642	—	642	—	753	753
U.S. government and agency securities	330	—	—	330	1,252	—	1,252
Non-U.S. government and agency securities	—	—	—	—	—	135	135
Time deposits and certificates of deposits	—	132	—	132	—	205	205
Short-term investments
Corporate debt securities	—	271	—	271	—	506	506
Time deposits and certificates of deposits	—	10	—	10	—	9	9
Asset-backed and mortgage-backed securities	—	30	—	30	—	34	34
U.S. government and agency securities	275	40	—	315	1,209	28	1,237
Non-U.S. government and agency securities	—	21	—	21	—	54	54
Other non-current assets
Deferred compensation plan and other investments	162	—	25	187	133	—	133
Total assets measured at fair value	$2,646	$1,146	$25	$3,817	$3,563	$1,724	$5,287
Deferred compensation plan and other investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	September 28, 2024				December 30, 2023
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$32	$—	$(2)	$30	$35	$—	$(2)	$33
Corporate debt securities	912	1	—	913	1,259	—	—	1,259
Money market funds	1,879	—	—	1,879	969	—	—	969
Time deposits and certificates of deposits	142	—	—	142	214	—	—	214
U.S. government and agency securities	643	2	—	645	2,487	3	—	2,490
Non-U.S. government and agency securities	21	—	—	21	189	—	—	189
	$3,629	$3	$(2)	$3,630	$5,153	$3	$(2)	$5,154
As of September 28, 2024 and December 30, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of cash equivalents and investments classified as available-for-sale are as follows:

	September 28, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$1,472	$1,473	$3,792	$3,792
Due in 1 year through 5 years	250	252	361	364
Due in 5 years and later	28	26	32	30
	$1,750	$1,751	$4,185	$4,186
Financial Instruments Not Recorded at Fair Value
The Company carries its financial instruments at fair value except for its debt. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	September 28, 2024		December 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$—	$—	$751	$741
Long-term debt, net of current portion	$1,720	$1,644	$1,717	$1,630
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The Company’s investments in non-marketable securities in privately-held companies are recorded using a measurement alternative that adjusts the securities to fair value when the Company recognizes an observable price adjustment or an impairment. As of September 28, 2024 and December 30, 2023, the Company had non-marketable securities in privately-held companies of $257 million and $155 million, respectively, that are recorded under Other non-current assets in the balance sheet. Impairment losses or observable price adjustments were not material during the three and nine months ended September 28, 2024 and September 30, 2023.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of September 28, 2024 and December 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.2 billion and $2.4 billion, respectively. The fair value of these contracts, recorded as an asset, was $19 million and $6 million as of September 28, 2024 and December 30, 2023, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 28, 2024 and December 30, 2023, the notional value of these outstanding contracts was $573 million and $568 million, respectively. The fair value of these contracts was not material as of September 28, 2024 and December 30, 2023.

NOTE 10 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$771	$299	$1,159	$187
Denominator
Basic weighted average shares	1,620	1,616	1,619	1,613
Potentially dilutive shares from employee equity plans	16	13	19	12
Diluted weighted average shares	1,636	1,629	1,638	1,625
Earnings per share:
Basic	$0.48	$0.18	$0.72	$0.12
Diluted	$0.47	$0.18	$0.71	$0.11
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 11 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Balance, beginning of period	1,618	1,614	1,616	1,612
Common stock issued under employee equity plans	10	9	15	14
Common stock repurchases for tax withholding on equity awards	(3)	(3)	(4)	(4)
Issuance of common stock upon warrant exercise	—	—	—	1
Repurchases of common stock	(2)	(5)	(4)	(8)
Balance, end of period	1,623	1,615	1,623	1,615
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the three and nine months ended September 28, 2024, the Company returned $250 million and $606 million, respectively, to shareholders through the repurchase of its common stock under the Repurchase Program. As of September 28, 2024, $4.9 billion remains available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Cost of sales	$5	$6	$16	$24
Research and development	267	260	809	721
Marketing, general and administrative	79	87	243	265
Total	$351	$353	$1,068	$1,010
NOTE 12 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
For the three and nine months ended September 28, 2024, the Company recorded an income tax benefit of $27 million and $38 million representing an effective tax rate of (3.6)% and (3.3)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings. The tax benefit for the three and nine months ended September 28, 2024 reflected discrete tax benefits of $28 million and $68 million, respectively, primarily related to stock-based compensation, partially offset by the interest and penalties accrued for uncertain tax positions.
For the three months and nine months ended September 30, 2023, the Company recorded an income tax benefit of $39 million and $49 million representing an effective tax rate of (15.2)% and (35.8)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from FDII and R&D tax credits. The tax benefit for the three months ended September 30, 2023 reflected a discrete tax benefit of $17 million primarily related to tax effects of stock-based compensation. The tax benefit for the nine months ended September 30, 2023, reflected a discrete tax benefit of $29 million primarily related to tax effects of stock-based compensation, partially offset by interest and penalties accrued for uncertain tax positions.
As of September 28, 2024 and December 30, 2023, the Company had long-term income tax liabilities related to unrecognized tax benefits of $1.5 billion and $1.4 billion recorded under Other long-term liabilities in the balance sheet.
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

Total future unconditional purchase commitments as of September 28, 2024 were as follows:

Fiscal Year	(In millions)
Remainder of 2024	$2,510
2025	1,325
2026	268
2027	45
2028	44
2029 and thereafter	95
Total unconditional purchase commitments	$4,287
On an ongoing basis, the Company works with suppliers on timing of payments and deliveries of purchase commitments, taking into account business conditions.
Contingencies
During the quarterly period ended September 28, 2024, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 14 – Subsequent Event
On October 9, 2024, the Company entered into a one-year term loan agreement with one of the ATMP JVs for $100 million to provide funds for the ATMP JV’s general corporate purposes. The loan bears interest, payable quarterly, at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points. The loan is secured by the ATMP JV’s receivable balance due from the Company. Subject to the Company’s discretion, the loan may be extended for further terms of up to twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents and short-term investment balances, together with the availability under that certain revolving credit facility made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures, purchase commitments and acquisitions over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; AMD’s expectation that all unbilled accounts receivables are expected to be billed and collected within 12 months; that revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months and that a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI trends and developments; the expected benefits of AMD’s acquisition of Silo AI Oy (Silo AI); AMD’s anticipated acquisition of ZT Group Int’l, Inc. (ZT Systems) and the anticipated timing of the transaction; AMD’s intention to seek a strategic partner to acquire ZT Systems' manufacturing business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three and nine months ended September 28, 2024 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended September 28, 2024 was $6.8 billion, an 18% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by the strong ramp of AMD Instinct™ GPU shipments and growth in AMD EPYC™ CPU sales, and an increase in Client segment revenue primarily driven by strong demand for “Zen 5” AMD Ryzen™ processors, partially offset by a decrease in Gaming segment revenue primarily due to lower semi-custom revenue, and a decrease in Embedded segment revenue as customers continued to normalize their inventory levels.
Gross margin for the three months ended September 28, 2024 was 50% compared to gross margin of 47% for the prior year period. The increase in gross margin was primarily driven by higher Data Center segment revenue.
Operating income for the three months ended September 28, 2024 was $724 million compared to operating income of $224 million for the prior year period. Net income for the three months ended September 28, 2024 was $771 million compared to net income of $299 million for the prior year period. The increase in operating and net income was primarily driven by higher revenue and gross margin, and lower amortization of acquisition-related intangible assets, partially offset by increased operating expenses.
As of September 28, 2024, our cash, cash equivalents and short-term investments were $4.5 billion compared to $5.8 billion as of December 30, 2023. During the three and nine months ended September 28, 2024, we generated $628 million and $1.7 billion of cash, respectively, from operating activities, and we returned $250 million and $606 million, respectively, to shareholders through the repurchase of common stock under our Repurchase Program.
As part of the next step in our AI strategy, on August 9, 2024, we completed the acquisition of Silo AI, an AI lab based in Finland in an all-cash transaction of $665 million, which resulted in a net purchase consideration of $553 million. The acquisition of Silo AI expands our ability to accelerate development and deployment of AI models on AMD hardware. Silo AI financial results, which were immaterial, were included in our statement of operations from the date of acquisition primarily within the Data Center segment.
On August 17, 2024, we entered into an agreement to acquire ZT Systems, a provider of AI and general-purpose compute infrastructure for hyperscale computing companies, in a cash and stock transaction valued at approximately $4.9 billion (the Acquisition). Upon closing of the Acquisition, we will pay approximately $3.4 billion in cash and 8,335,852 shares of the Company’s common stock and to the extent certain conditions are met, we will pay an additional $300 million of cash and up to 740,963 shares of the Company’s common stock. The Acquisition is expected to close in the first half of fiscal year 2025, subject to certain regulatory approvals and other customary closing conditions. We intend to seek a strategic partner to acquire ZT Systems' manufacturing business.
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
Management believes there have been no significant changes for the three and nine months ended September 28, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Results of Operations
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In millions)
Net revenue:
Data Center	$3,549	$1,598	$8,720	$4,214
Client	1,881	1,453	4,741	3,190
Gaming	462	1,506	2,032	4,844
Embedded	927	1,243	2,634	4,264
Total net revenue	$6,819	$5,800	$18,127	$16,512
Operating income (loss):
Data Center	$1,041	$306	$2,325	$601
Client	276	140	451	(101)
Gaming	12	208	240	747
Embedded	372	612	1,059	2,167
All Other	(977)	(1,042)	(3,046)	(3,355)
Total operating income	$724	$224	$1,029	$59
Data Center
Data Center net revenue of $3.5 billion for the three months ended September 28, 2024 increased by 122%, compared to net revenue of $1.6 billion for the prior year period. Data Center net revenue of $8.7 billion for the nine months ended September 28, 2024 increased by 107%, compared to net revenue of $4.2 billion for the prior year period. The increase in both periods was primarily driven by the strong ramp of AMD Instinct GPU shipments and growth in AMD EPYC CPU sales.

Data Center operating income was $1.0 billion for the three months ended September 28, 2024, compared to operating income of $306 million for the prior year period. Data Center operating income was $2.3 billion for the nine months ended September 28, 2024, compared to operating income of $601 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher operating expenses.
Client
Client net revenue of $1.9 billion for the three months ended September 28, 2024 increased by 29%, compared to net revenue of $1.5 billion for the prior year period. The increase was primarily driven by a 25% increase in unit shipments and a 3% increase in average selling price of AMD Ryzen desktop and mobile processors driven by strong demand for “Zen 5” AMD Ryzen processors.
Client net revenue of $4.7 billion for the nine months ended September 28, 2024 increased by 49%, compared to net revenue of $3.2 billion for the prior year period, primarily driven by a 36% increase in unit shipments and a 9% increase in average selling price of AMD Ryzen mobile and desktop processors. The increase was driven by an improvement from weak PC market conditions and inventory corrections across the PC supply chain experienced in the first half of fiscal year 2023.
Client operating income was $276 million for the three months ended September 28, 2024, compared to operating income of $140 million for the prior year period. Client operating income was $451 million for the nine months ended September 28, 2024, compared to operating loss of $101 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher operating expenses.
Gaming
Gaming net revenue of $462 million for the three months ended September 28, 2024 decreased by 69%, compared to net revenue of $1.5 billion for the prior year period. Gaming net revenue of $2.0 billion for the nine months ended September 28, 2024 decreased by 58%, compared to net revenue of $4.8 billion for the prior year period. The decrease in both periods was primarily due to lower semi-custom revenue.
Gaming operating income was $12 million for the three months ended September 28, 2024, compared to operating income of $208 million for the prior year period. Gaming operating income was $240 million for the nine months ended September 28, 2024, compared to operating income of $747 million for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
Embedded
Embedded net revenue of $927 million for the three months ended September 28, 2024 decreased by 25%, compared to net revenue of $1.2 billion for the prior year period. Embedded net revenue of $2.6 billion for the nine months ended September 28, 2024 decreased by 38%, compared to net revenue of $4.3 billion for the prior year period. Net revenue decreased in both periods as customers continued to normalize their inventory levels.
Embedded operating income was $372 million for the three months ended September 28, 2024, compared to operating income of $612 million for the prior year period. Embedded operating income was $1.1 billion for the nine months ended September 28, 2024, compared to operating income of $2.2 billion for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
All Other
All Other operating loss of $977 million for the three months ended September 28, 2024 primarily consisted of $585 million of amortization of acquisition-related intangibles and $351 million of stock-based compensation expense. All Other operating loss of $1.0 billion for the prior year period primarily consisted of $660 million of amortization of acquisition-related intangibles and $353 million of stock-based compensation expense.
All Other operating loss of $3.0 billion for the nine months ended September 28, 2024 primarily consisted of $1.8 billion of amortization of acquisition-related intangibles and $1.1 billion of stock-based compensation expense. All Other operating loss of $3.4 billion for the prior year period primarily consisted of $2.2 billion of amortization of acquisition-related intangibles and $1.0 billion of stock-based compensation expense.

International Sales
International sales as a percentage of net revenue were 72% and 68% for the three months ended September 28, 2024 and September 30, 2023, respectively. International sales as a percentage of net revenue were 65% and 67% for the nine months ended September 28, 2024 and September 30, 2023, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	In millions, except percentages
Net revenue	$6,819	$5,800	$18,127	$16,512
Cost of sales	3,167	2,843	8,590	8,236
Amortization of acquisition-related intangibles	233	210	694	727
Gross profit	3,419	2,747	8,843	7,549
Gross margin	50%	47%	49%	46%
Research and development	1,636	1,507	4,744	4,361
Marketing, general and administrative	721	576	1,991	1,708
Amortization of acquisition-related intangibles	352	450	1,116	1,449
Licensing gain	(14)	(10)	(37)	(28)
Interest expense	(23)	(26)	(73)	(79)
Other income (expense), net	36	59	144	148
Income tax (benefit)	(27)	(39)	(38)	(49)
Equity income in investee	7	3	21	10
Gross Margin
Gross margin was 50% and 47% for the three months ended September 28, 2024 and September 30, 2023, respectively. Gross margin was 49% and 46% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The increase in both periods was primarily driven by higher Data Center segment revenue.
Expenses
Research and Development Expenses
Research and development expenses of $1.6 billion for the three months ended September 28, 2024 increased by $129 million, or 9%, compared to $1.5 billion for the prior year period. Research and development expenses of $4.7 billion for the nine months ended September 28, 2024 increased by $383 million, or 9%, compared to $4.4 billion for the prior year period. The increase in both periods was primarily due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $721 million for the three months ended September 28, 2024 increased by $145 million, or 25%, compared to $576 million for the prior year period. Marketing, general and administrative expenses of $2.0 billion for the nine months ended September 28, 2024 increased by $283 million, or 17%, compared to $1.7 billion for the prior year period. The increase in both periods was primarily due to an increase in go-to-market activities driven by revenue growth.

Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $585 million for the three months ended September 28, 2024 decreased by $75 million, or 11%, compared to $660 million for the prior year period. Amortization of acquisition-related intangibles of $1.8 billion for the nine months ended September 28, 2024 decreased by $366 million, or 17%, compared to $2.2 billion for the prior year period. The decrease was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.
Interest Expense
Interest expense for the three and nine months ended September 28, 2024 was $23 million and $73 million, respectively, compared to $26 million and $79 million, respectively, for the prior year period. Our 2.95% Notes with a principal amount of $750 million were repaid in June 2024.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income (expense), net for the three and nine months ended September 28, 2024 was $36 million and $144 million, respectively. Other income (expense), net for the prior year period was $59 million and $148 million, respectively. The decrease for the three months period was primarily due to lower interest income from lower balances held in short-term investments compared to the prior period.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and nine months ended September 28, 2024, we recorded an income tax benefit of $27 million and $38 million representing an effective tax rate of (3.6)% and (3.3)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings. The tax benefit for the three and nine months ended September 28, 2024 reflected discrete tax benefits of $28 million and $68 million, respectively, primarily related to tax effects of stock-based compensation partially offset by the interest and penalties accrued for uncertain tax positions.
For the three months and nine months ended September 30, 2023, we recorded an income tax benefit of $39 million and $49 million representing an effective tax rate of (15.2)% and (35.8)%, respectively. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from FDII and R&D tax credits. The tax benefit for the three months ended September 30, 2023 reflected a discrete tax benefit of $17 million, primarily related to tax effects of stock-based compensation. The tax benefit for the nine months ended September 30, 2023 reflected a discrete tax benefit of $29 million, primarily related to tax effects of stock-based compensation partially offset by the interest and penalties accrued for uncertain tax positions.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 28, 2024 and December 30, 2023, our cash, cash equivalents and short-term investments were $4.5 billion and $5.8 billion, respectively. The percentage of cash, cash equivalents and short-term investments held domestically as of September 28, 2024 and December 30, 2023 were 85% and 77%, respectively.

Our operating, investing and financing activities for the nine months ended September 28, 2024 compared to the prior year period are as described below:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(In millions)
Net cash provided by (used in):
Operating activities	$1,742	$1,286
Investing activities	113	(1,573)
Financing activities	(1,891)	(987)
Net (decrease) in cash and cash equivalents	$(36)	$(1,274)
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. We also have $3.0 billion available under a commercial paper program.
As of September 28, 2024, our principal debt obligations were $1.8 billion. Our 2.95% Notes with a principal amount of $750 million were repaid in June 2024 and our remaining debt will mature starting in 2030.
As of September 28, 2024, we had unconditional purchase commitments of approximately $4.3 billion, of which $2.5 billion are for the remainder of fiscal year 2024. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
During the three months ended September 28, 2024, we paid $548 million for Silo AI, net of cash acquired, using available cash.
On August 17, 2024, we agreed to acquire ZT Systems (the Acquisition). Upon closing of the Acquisition, we will pay approximately $3.4 billion in cash and 8,335,852 shares of the Company’s common stock and to the extent certain conditions are met, we will pay an additional $300 million of cash and up to 740,963 shares of the Company’s common stock. The Acquisition is expected to close in the first half of fiscal year 2025, subject to certain regulatory approvals and other customary closing conditions. We intend to seek a strategic partner to acquire ZT Systems' manufacturing business.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, capital expenditures, purchase commitments and acquisitions over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $1.7 billion in the nine months ended September 28, 2024, primarily due to our net income of $1.2 billion, adjusted for non-cash and non-operating charges of $2.6 billion and net cash outflows of $2.0 billion from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $1.9 billion increase in accounts receivable due to the timing of customer payments and higher revenue, a $1.1 billion increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes and $1.0 billion of tax payments.
Net cash provided by operating activities was $1.3 billion in the nine months ended September 30, 2023, primarily due to our net income of $187 million, adjusted for non-cash and non-operating charges of $2.9 billion and net cash outflows of $1.8 billion from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $929 million increase in accounts receivable driven primarily by higher revenue in the last month of the quarter ended September 30, 2023 compared to the last month of the quarter ended December 31, 2022, and a $674 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process technology nodes.

Investing Activities
Net cash provided by investing activities was $113 million for the nine months ended September 28, 2024 which primarily consisted of $1.9 billion of proceeds from the maturity and sale of short-term investments, partially offset by cash used in the purchases of short-term investments of $707 million, cash used in acquisition, net of cash acquired of $548 million, and purchases of property and equipment of $428 million.
Net cash used in investing activities was $1.6 billion for the nine months ended September 30, 2023 which primarily consisted of cash used in the purchases of short-term investments of $3.3 billion and purchases of property and equipment of $407 million, partially offset by $2.2 billion of proceeds from the maturity and sale of short-term investments.
Financing Activities
Net cash used in financing activities was $1.9 billion for the nine months ended September 28, 2024, which primarily consisted of repayment of the 2.95% Notes of $750 million, stock repurchases for tax withholding on employee equity plans of $686 million, and common stock repurchase of $606 million.
Net cash used in financing activities was $987 million for the nine months ended September 30, 2023, which primarily consisted of common stock repurchases of $752 million and stock repurchases for tax withholding on employee equity plans of $382 million, partially offset by a cash inflow of $148 million from issuance of common stock under our employee equity plans.

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
As of September 28, 2024, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Merger, Acquisition, Divestiture, and Integration Risks
•Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses may fail to materialize their anticipated benefits and could disrupt our business.
•Our ability to complete the acquisition of ZT Systems is subject to closing conditions.
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
Nvidia’s Data Center GPU market share position, significant financial resources, introduction of competitive new products and proprietary software ecosystem have enabled it to market and price its products in a manner to encourage the selection of Nvidia-based systems and to influence customers who do business with us. We may be materially adversely affected by Nvidia’s business practices, including allocation strategies and pricing actions; product mix and introduction schedules; and product bundling strategies. Nvidia’s practices can limit customers’ ability to choose non-Nvidia products, including our products, and in turn, may limit our market share and decrease our margins and profitability, which could have a material adverse effect on our business. We expect Nvidia to continue to heavily invest substantial resources in research and development, marketing and other technology companies.
The markets in which our products are sold are highly competitive and rapidly evolving.
The markets in which our products are sold are highly competitive and rapidly evolving. We expect that competition will continue to be intense due to rapid technological changes, new and evolving industry standards, changing customer preferences and requirements, and frequent introductions by our competitors or new competitors of products that may provide better performance/experience or that may include additional features that render our products comparatively less competitive.
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

We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as AI, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), reliability, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability. If competitors introduce competitive new products into the market before us, demand for our products could be adversely impacted and our business could be adversely affected. Further, our competitors have significant marketing and sales resources which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and a reduction in our margins. To the extent our competitors introduce competitive new products and technologies into the market before we do, or introduce products and technologies that provide better performance/experience or at better prices, our products and technologies may be comparatively less competitive and our competitive position may weaken, which could adversely harm our business and results of operations.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and since the fourth quarter of 2023, we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Also, our Client segment revenue is focused on the consumer desktop and notebook PC segments and will depend in part on the market’s adoption of AI PCs. We are actively building AI capabilities into all our Client products, such as Ryzen AI PC processors, but there can be no assurance about the rate and pace of adoption of such product offerings. In the past, revenues from the Client and Gaming segments have experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles.

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

Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations. If our customers do not include our products in the initial design of their computer systems or products, they will typically not use our products in their systems or products until at least the next design configuration. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business. We also depend on the success and timing of our customers’ platform launches. If our customers delay their product launches or if our customers do not effectively market their platforms with our products, it could result in a delay in bringing our products to market and cause us to miss a cycle in the demand of end-users, which could materially adversely affect our business. The increasing frequency and complexity of our newly introduced products may result in unanticipated quality or production issues that could result in product delays. In addition, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
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
United States export control regulations include restrictions or prohibitions on the sale or supply of certain AI technologies to United States embargoed or sanctioned countries, governments, persons and entities. If there are changes to those regulations, or to the categorization of our products under those regulations, our ability to sell our products and services outside the United States may be harmed. The United States and its allies continue to focus on export restrictions targeting semiconductors associated with AI, including GPUs and associated products and services. The United States has imposed unilateral controls restricting GPUs and associated products, and in the future is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may again be very broad, which may prohibit us from exporting or providing access to our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If these export controls targeting semiconductors associated with AI including GPUs and associated products and services are further tightened, our ability to export our technology, products or services could be further restricted. We may be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions. Additionally, such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us.
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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 13 - Commitments and Contingencies of the Notes to our Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.

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
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of AI, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. For example, the EU AI Act was adopted in June 2024 and its implementation will be phased in over the next few years. In other jurisdictions, similar legislation is being considered. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.

Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
There are evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters including those involving the environment and climate, energy and water consumption, diversity and inclusion, human rights and cybersecurity. Additionally, we are and expect to continue to be subject to various new and proposed climate-related and sustainability laws and requirements that may impact how we and our suppliers and customers conduct business or report on business by requiring the disclosure and tracking of greenhouse gas emissions, climate change-related risks and other sustainability matters related to our business. As the nature, scope and complexity of corporate responsibility reporting and disclosure requirements continue to evolve, we may incur additional compliance costs and indirect compliance costs from our customers and, suppliers that are passed on to us. In addition, certain corporate responsibility laws and regulations may require us to modify our business or supply chain in ways that are costly or less efficient. Emerging legal and regulatory requirements, can be unpredictable, are subject to change, and may be difficult for us to comply with given the complexity of our supply chain and our outsourced manufacturing. Our failure to comply, or the appearance of our failure to comply, with these legal and regulatory requirements can result in regulatory penalties, fines and legal liabilities, increase costs, and harm our reputation – any of which could materially adversely effect on our business, financial condition and results of operation. While we have engaged, and in the future may continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, goals, or targets, among others) or commitments to improve our corporate responsibility profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly, may not have the desired effect or may impact our reputation with other stakeholders and have a material adverse effect on our business.
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
We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. As with many new emerging technologies, AI presents risks and challenges and increasing legal, social and ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers, could cause harm to individuals or society and impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new and proposed legislation regulating AI, as well as new applications of existing data protection, privacy and intellectual property and other laws. Such regulations and changes thereto could cause us to incur greater compliance costs, could impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services and reduce the number of customers, which could negatively impact our business and financial results. As there continues to be an increasing focus on risks related to AI technologies, there may be an increasing focus on regulatory restrictions that target products and services that enable or facilitate AI and that may negatively impact some of our AI-related products and services. If the AI-related products that we offer have unintended consequences, infringe intellectual property rights or rights of publicity, or are misused by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and this may also result in reputational, competitive and financial harm and liability to our business.
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
Also, we enter into sale and factoring arrangements from time to time with respect to certain accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons and are not included in our indebtedness. We could become obligated to repurchase such accounts receivables or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor.

Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operation and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all, inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; failure of a transaction to advance our business strategy or other unforeseen factors. For example, in August 2024, we completed our acquisition of Silo AI Oy (Silo AI), and we entered into an agreement to acquire ZT Group Int’l, Inc. (ZT Systems), which is currently expected to close in the first half of 2025, subject to certain regulatory approvals and other customary closing conditions. Our ability to realize any of the anticipated benefits from an acquisition depends on us successfully integrating the acquired business into our business. Any acquisitions we may undertake, including Silo AI and ZT Systems, involve certain integration risks and uncertainties including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions, results of operations or cash flows. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, as contemplated by our intent to acquire ZT Systems, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations.
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

Our ability to complete the acquisition of ZT Systems is subject to closing conditions, including the receipt of consents and approvals from government authorities, which may impose conditions that could adversely affect us or cause the acquisition to not be completed.
Our acquisition of ZT Systems (the Acquisition), which is expected to occur in the first half of 2025, is subject to the satisfaction or waiver of a number of customary conditions as specified in the purchase agreement (the Agreement), including receipt of certain specified required regulatory approvals, the absence of laws or orders restraining the consummation of the Agreement, among others. We cannot assure you that we will receive the necessary regulatory approvals at all or in a timely manner or that closing conditions will be satisfied. Any delay in completing the Acquisition could cause us to not realize, or to be delayed in realizing, some or all of the benefits we expect to achieve from this transaction. Additionally, if the Acquisition is not completed, we may incur significant acquisitions costs that we may be unable to recover, which could negatively affect our business and results of operations. We would be required to pay ZT Systems a termination fee of $300 million if the Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals.
We intend to seek a strategic partner to acquire ZT Systems' manufacturing business, and we may not realize the anticipated benefits of this transaction. We may not be able to divest the ZT Systems’ manufacturing business on acceptable terms or at all. Divestitures involve certain risks and uncertainties such as: inability to find potential buyers on favorable terms; failure to receive regulatory or governmental approvals, or delay in receiving such approvals; restrictions due to regulatory or governmental approval, litigation, contractual terms, or other conditions; changes in market conditions or geopolitical conditions affecting the regions or industries in which we or our counterparties operate; distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays. Any one of these factors could delay the achievement of our strategic objectives or cause us to incur additional transaction expenses.
Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx), Pensando Systems Inc. (Pensando) and Silo AI acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx, Pensando and Silo AI acquisitions, we recorded significant goodwill and other intangible assets on our consolidated balance sheet. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill, and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 72% for the three months ended September 28, 2024. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the U.S. and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.
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
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of September 28, 2024, $4.9 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended September 28, 2024:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Jun 30, 2024 to Jul 27, 2024	823,790	$146.88	823,790	$5,078
Jul 28, 2024 to Aug 24, 2024	930,003	$138.71	930,003	$4,949
Aug 25, 2024 to Sep 28, 2024	—	$—	—	$4,949
Total	1,753,793
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended September 28, 2024, there were $459 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3.2 million shares of common stock from employees in connection with such net share settlement at an average price of $145.48 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

 ITEM 6. EXHIBITS

2.1*
Stock Purchase Agreement dated as of August 17, 2024, by and among Advanced Micro Devices, Inc., ZT Group Int’l, Inc., the Sellers listed therein, as the representative of the Sellers, filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated August 19, 2024, is hereby incorporated by reference.

10.1**
Retirement Transition Agreement and General Release between Victor Peng and Advanced Micro Devices, Inc., dated July 30, 2024, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q dated July 31, 2024, is hereby incorporated by reference.

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

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Buyer hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

**Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

October 30, 2024	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer