Form 10-K
period 2024-12-28
ADVANCED MICRO DEVICES INC
filed 2025-02-05
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $261.4 billion based on the reported closing sale price of $162.21 per share as reported on The NASDAQ Global Select Market (NASDAQ) on June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,620,477,962 shares of common stock, $0.01 par value per share, as of January 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders (2025 Proxy Statement) are incorporated into Part III hereof. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 28, 2024.

PART I
ITEM 1.     BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; that AMD’s cash, cash equivalents, and short-term investment balances together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures and purchase commitments, and acquisitions over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that actions associated with the 2024 Restructuring Plan will be substantially completed by the end of the first quarter of fiscal year 2025; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue and receivables in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies such as AI; AMD’s expectation that it will not pay dividends in the near future; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI technology trends and developments; the expected benefits of AMD’s acquisition of Silo AI Oy (Silo AI); AMD’s anticipated acquisition of ZT Group Int’l, Inc. (ZT Systems) and the anticipated timing of the transaction; AMD’s intention to seek a strategic partner to acquire ZT Systems' manufacturing business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A-Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
Overview
AMD is the high performance and adaptive computing leader, powering the products and services that help solve the world’s most important challenges. Our technologies advance the future of data centers, powering the cloud services that have become an essential part of how we work, game, and connect to network, PCs, edge computing, and artificial intelligence (AI). We drive innovation through high-performance and adaptive computing technology, software and product leadership.
With our high-performance product portfolios, we deliver differentiated solutions, such as our semi-custom System-on-Chip (SoCs), Adaptive SoCs, and accelerated processing units (APUs), and platform level client computing devices, embedded platforms and servers for our customers. We offer a deep portfolio of data center computing solutions including AI accelerators, microprocessors (CPUs), graphic processing units (GPUs), data processing units (DPUs), Smart Network Interface Cards (SmartNICs), and field programmable gate arrays (FPGAs), to meet the vast computing performance requirements of today’s data centers, supercomputers, AI and Machine Learning (ML) data center environments and cloud environments. We drive innovation with our line-up of CPUs, APUs and chipsets for desktops and notebooks, to bring performance, efficiency, AI capabilities and modern security features to gamers, creators, consumers and enterprises. AMD was the first company to integrate a dedicated neural processing unit (NPU) on the same SoC as an x86 CPU for AI PCs. Our GPUs, including discrete GPUs, semi-custom SoC products and development services, work together with software to power immersive gaming experiences for PCs, game consoles and cloud gaming services. We are a leader in embedded computing, where we deliver high-performance and scalability across a full portfolio of CPUs, APUs, FPGAs, system on modules (SOMs) and Adaptive SoCs that are used in a variety of markets, including automotive, industrial, healthcare, storage and networking. We also incorporate dedicated AI processing capabilities into our embedded portfolio.
We develop world-class software stacks that are used to enable our high-performance products. Our software stacks include development tools, compilers, and drivers for our CPUs, APUs, GPUs and FPGAs. We work closely with our customers to define and develop customized solutions to precisely match their requirements. We enable this by combining our broad portfolio of high-performance IP with our leadership design and packaging to deliver world-class customized solutions to our customers. We invest in innovative technology and solutions such as our custom-ready chiplet platform and AMD Infinity Architecture to maintain our leadership position as a custom-design silicon provider of choice.
Our Strategy
We believe that AI is defining the next era of computing and that the full potential of AI will be realized when the technology is pervasive across cloud, edge and end devices. We believe AMD has the compute engines, intellectual property, software capabilities and expertise to be a leader in this next computing era with a broad, portfolio of high-performance compute engines spanning across supercomputing, cloud, edge, embedded and end devices. We believe we have a unique opportunity to make AMD the end-to-end AI leader based on the breadth of our technology and product portfolios.
Our AI strategy is focused on three priorities. The first is delivering a broad portfolio of high-performance adaptive hardware and software solutions. The second is expanding the deep and collaborative partnerships we have established across the ecosystem to accelerate deployments of AMD based AI solutions at scale. And the third is providing compelling user experiences to extend the open and proven software platform we have established that enables our AI hardware to be deployed more broadly and easily.
One of our priorities in 2024 was to accelerate growth in our Data Center segment. The demand for our data center AI accelerator products was very strong as large hyperscaler customers, OEMs and ODMs deployed our AMD Instinct™ MI300X GPUs. During the year, we announced that we have accelerated our AMD AI accelerator roadmap to deliver an annual cadence of leadership AMD Instinct solutions. We announced our 5th Gen AMD EPYC™ family of server processors, providing leadership performance and capabilities for a wide range of data center workloads.
During the year, we completed the acquisition of Silo AI Oy (Silo AI), an AI lab based in Finland. The acquisition of Silo AI expanded our capability to accelerate development and deployment of AI models on AMD hardware. Silo AI has also developed a software stack used to train multiple state-of-the-art large language models (LLMs) on AMD Instinct accelerators that can accelerate the development of highly-performant AMD training solutions.

We also focused on building our data center AI rack and data center-scale solutions capabilities by entering into an agreement to acquire ZT Group Int’l, Inc. (ZT Systems), a provider of AI and general purpose compute infrastructure for hyperscale computing companies in August 2024. We believe that with the acquisition of ZT Systems, we can deliver leadership training and inferencing solutions that can accelerate time to deployment for our AMD Instinct platforms. The acquisition is expected to close in the first half of fiscal year 2025, subject to certain regulatory approvals and other customary closing conditions. We intend to seek a strategic partner to acquire ZT Systems' manufacturing business.
We continued to invest in driving software capabilities and the open ecosystem to deliver powerful new features and capabilities in the AMD ROCm™ open software stack, bringing the latest features to highly-performant AI training and inference on AMD platforms. During the year, we made several key optimizations and additional features in the latest AMD ROCm software that increases performance in key generative AI workloads, adds expanded support and optimization for additional frameworks and libraries, and simplifies the overall developer experience.
Our Business
Our four reportable segments are:
•the Data Center segment, which primarily includes AI accelerators, server CPUs, GPUs, APUs, DPUs, FPGAs, SmartNICs, and Adaptive SoC products for data centers;
•the Client segment, which primarily includes CPUs, APUs, and chipsets for desktops and notebooks;
•the Gaming segment, which primarily includes discrete GPUs, semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs, SOMs, and Adaptive SoC products.
In addition to these reportable segments, we have an All Other category, which is not a reportable segment.
Beginning with our fiscal year ending December 27, 2025, we plan to combine the Client and Gaming segments into one reportable segment to align with how we manage our business. As a result, we will have three reportable segments: Data Center, Client and Gaming, and Embedded.
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
Data Center Products
Server CPUs. Our CPUs for server platforms currently include the AMD EPYC Series processors. EPYC CPUs, which are based on the x86 architecture, are server-specific processors designed for high-performance computing, enterprise IT, supercomputing, and large data centers. We recently announced our 5th generation AMD EPYC family of server processors, further expanding our high-performance server CPU portfolio.
Data Center GPUs. Our AMD Instinct family of GPU accelerator products, including AMD Instinct MI200, MI300 and MI325 series, are based on AMD CDNA™ architecture. AMD Instinct accelerators are designed to address the growing demand for AI training and inferencing and exascale-class scientific computing. Our visual cloud GPU offerings include products in the Radeon™ PRO V families. Our visual cloud data center GPUs include a range of solutions tailored towards workloads requiring remote visualization, such as Desktop-as-a-Service, Workstation-as-a-Service and Cloud Gaming.

FPGAs and Adaptive SoCs. We offer a wide range of FPGAs, Adaptive SoCs and acceleration cards for the data center. Devices include the Virtex™ and Kintex™, Artix™, and Spartan™ FPGA products, as well as Zynq™, Zynq MPSoC, and Versal™ Adaptive SoC products. Our Alveo™ accelerator cards provide a platform for accelerating multiple data center workloads at the edge or the cloud.
Networking Products. Our Pensando™ DPUs and comprehensive networking software stack offload data center infrastructure services from the host CPU, are used by large Infrastructure as a Service (IaaS) cloud providers to accelerate workload performance for hosted virtualized and bare-metal offerings.
The AMD Solarflare™ portfolio offers a comprehensive low latency networking solution that combines hardware adapters with the Onload™ family of user space networking libraries. AMD Solarflare products are the preferred networking solution for capital markets, enabling customers to develop a wide range of high-performance applications across the entire trading ecosystem.
Client Segment
Client Market
Our CPUs and APUs power PCs that have become an integral part of how customers work, learn and play.
Client Products
Desktop CPUs. Our CPUs and APUs for desktop platforms currently include the AMD Ryzen and AMD Ryzen Threadripper™ processors. We launched the Ryzen 9000 series processors featuring “Zen 5” cores, along with X3D models featuring 2nd generation AMD 3D V-Cache™ technology for leadership gaming performance. Our 7000-series Ryzen desktop processors also feature models which include our 1st generation AMD 3D V-Cache technology. Our latest AMD Ryzen G-Series processors integrate advanced graphics.
Notebook CPUs. Our AMD Ryzen mobile processors offer a leadership combination of performance, battery life, and immersive visual experiences for PCs. We released AMD Ryzen AI 300 Series processors featuring a NPU for next-generation AI PCs featuring our latest “Zen 5” architecture in 2024. Our AMD Ryzen 8000 Series mobile processors, built on the “Zen 4” feature our first generation NPU, and AMD Ryzen 6000 and 5000 Series mobile processors, which are powered by both our “Zen 2” and “Zen 3+” core architectures, address mainstream consumer and commercial markets. Our AMD Ryzen Z1 Series deliver immersive experiences for handheld gaming systems.
Commercial CPUs. The AMD PRO solutions include mobile laptops, desktops and workstations for large enterprise, mid-market and the small and medium business (SMB) customers. Our AMD PRO technology solution offers enterprise-class security features manageability, reliability and extended image stability, for commercial client PCs. We launched our AMD Ryzen AI PRO 300 series, bringing world-class security and manageability and leadership productivity, battery life, and AI capabilities to business notebooks and mobile workstations. Our commitment to high performance leadership continued with the launch of AMD Ryzen PRO 200 Series mobile processors that expand our commercial CPU portfolio to enable PCs spanning a range of price points. The AMD Ryzen PRO 8000G series desktops offer an integrated AI desktop solution for enterprises, and our AMD Ryzen Threadripper PRO CPU enables leadership performance for premium workstations.
Chipsets. We offer a full suite of chipset products to support our AMD Ryzen and AMD Threadripper platforms, for entry level through professional workstation desktop systems.
Gaming Segment
Graphics Market
Graphics processing is a fundamental component across many of our products. Our customers generally use our graphics solutions to enable immersive visualization and to process AI/ML based workloads. We develop our graphics products for use in various computing devices and entertainment platforms, including data centers, desktop PCs, notebook PCs, handheld devices, All-in-Ones, and professional workstations. In addition, we leverage our core IP, including graphics and processing technologies, to develop semi-custom solutions deeply co-engineered with our customers which has enabled many of today’s leading gaming consoles and handheld gaming products.

Semi-Custom Products. Our semi-custom products are tailored, high-performance, customer-specific solutions based on CPU, GPU and multi-media technologies. We work closely with our customers to define solutions to precisely match the requirements of the device or application. AMD semi-custom SoC products power the Sony PlayStation® 5, the Microsoft ® Xbox Series S™ and X™ game consoles, as well as the Valve Steam Deck PC. In 2024, Sony launched the PlayStation 5 Pro with additional graphics performance and AI capabilities compared to the original PlayStation 5.
Discrete Desktop and Notebook GPUs. Our AMD Radeon discrete GPU processors for desktop and notebook PCs support current generation application programming interfaces (APIs) like DirectX® 12 Ultimate and Vulkan®, support high-refresh rate displays and include the latest technologies for immersive gaming experiences and high-performance AI/ML computing. Our current Radeon RX 7000 Series graphics, based on the AMD RDNA™ 3 architecture, deliver high performance for the latest gaming and creation workloads. All of our graphics products are supported by the AMD Software: Adrenalin Edition™ application that is regularly enhanced to provide the latest in performance, features, and stability.
Professional GPUs. Our AMD Radeon PRO family of professional graphics products are designed for integration in desktop workstations, optimized through hardware and software for demanding use cases such as 3D rendering, design and manufacturing for Computer-Aided Design (CAD), and media and entertainment for broadcast and animation pipelines on high resolution displays.
Embedded Segment
The Embedded Market
The Embedded segment primarily includes embedded CPUs, GPUs, APUs, FPGAs, and Adaptive SoC products. Embedded products address computing needs in aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test measurement, emulation and prototyping, audio, video and broadcasting, and data center. Typically, our embedded products are used in applications that require varying levels of performance, where key features may include relatively low power, small form factors, and 24x7 operations. High-performance graphics are important in some embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors as a way to help reduce costs and speed time to market.
Embedded Products
Embedded CPUs, APUs and GPUs. Our products for embedded platforms include AMD EPYC Embedded CPUs, AMD Ryzen Embedded series processors including V-Series APUs and CPUs and R-Series APUs and CPUs, and Radeon Embedded GPUs. Our embedded processors and GPUs are designed to support high performance compute, high-bandwidth network connectivity and security, high-performance storage requirements for enterprise and cloud infrastructure, 3D graphics performance and 4K multimedia requirements of automotive infotainment systems.
FPGAs and Adaptive SoCs. Our FPGA products are hardware-customizable devices that can be tailored to meet the specific needs of each customer, enabling them to differentiate their products and accelerate time to market. Our FPGA families include AMD UltraScale+™, UltraScale™ 7 Series, and other older series. Adaptive SoC products include the AMD Zynq™ SoC and Zynq UltraScale+ Multi-Processing System-on-a-Chip (MPSoC), which combine FPGA technology with a heterogeneous processing system, as well as the industry’s first RFSoC architecture with integrated radio frequency (RF) data converters (Zynq UltraScale+ RFSoC). The AMD Versal™ portfolio, composed of software-programmable Adaptive SoCs, is a heterogeneous compute platform that combines a processing system, programmable logic, AI Engines, and digital signal processing (DSP) Engines to achieve dramatic system-level performance improvements over today's fastest FPGA competitors’ solutions and accelerates applications in a wide variety of markets, including aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test measurement, emulation and prototyping, audio, video and broadcasting, and data center.

Development Boards, Kits and Configuration Products. We offer development kits for all our FPGA and Adaptive SoCs. These kits include hardware, development tools, IP, and reference designs that streamline and accelerate the development of domain-specific and market-specific applications. Our AMD Kria™ K24 SOM provides high determinism and low latency for powering electric drives and motor controllers used in compute-intensive DSP applications at the edge. Coupled with our Kria KD240 Drives Starter Kit, an out-of-the-box-ready motor control-based development platform, the products offer a seamless path to production deployment.
Legacy Product Families. We offer prior generation high-end Virtex™ and low-end Spartan™ FPGA families as well as the original Virtex and Spartan families. Our prior generations of Complex Programmable Logic Devices (CPLD) include the CoolRunner™ and XC9500 product families. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect and operate on the lowest end of the programmable logic density spectrum.
Design Platforms and Services
Adaptable Platforms. We offer two types of platforms that support our customers' designs and reduce their development efforts: FPGAs and Adaptive SoCs. FPGAs feature reconfigurable hardware as well as integrated memory, DSP, analog mixed signal, high-speed serial transceivers, and networking cores coupled with advanced software for a broad range of applications in all of our end markets. Our Adaptive SoCs feature a heterogeneous processing system with integrated programmable hardware fabric targeting embedded systems that need real-time control, analytics, sensor fusion, and adaptable hardware for differentiation and acceleration. Our Zynq UltraScale+ RFSoCs feature integrated high-performance RF data converters targeting wireless, radar, and cable access applications. Enabled by both hardware and software design tools and an extensive operating system, middleware, software stack, and IP ecosystem, Adaptive SoCs target software developers as well as traditional hardware designers. Our Versal portfolio combines a processing system, programmable logic, AI Engines, and DSP Engines with leading-edge memory and interfacing technologies to deliver powerful heterogeneous acceleration for any application. This product portfolio is ideally suited to accelerate a broad set of applications in the emerging era of big data and AI.
Software Development Platform. Our AMD Vivado™ Design Suite provides hardware design teams with the tools and methodology needed to program FPGAs and Adaptive SoCs. Our Vitis™ unified software platform enables the development and deployment of embedded software and accelerated applications, on our FPGAs and Adaptive SoCs. Our Vitis AI unified software platform enables the development and deployment of AI software on our FPGAs and Adaptive SoCs.
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
Our product brand for server microprocessors is AMD EPYC™ processors.
Our product brands for data center graphics are AMD Instinct™ accelerators, and Radeon PRO V-series.
Our client product brands for desktop and notebook PCs include: AMD Ryzen™, AMD Ryzen AI™, AMD Ryzen PRO, AMD Ryzen™ Threadripper™, AMD Ryzen Threadripper PRO, AMD Athlon™, and AMD PRO A-Series processors.
Our product brand for the consumer graphics market is AMD Radeon™ graphics, and AMD Embedded Radeon graphics is our product brand for the embedded graphics market.

Our product brand for professional graphics products is AMD Radeon PRO graphics.
We also market and sell our chipsets under AMD trademarks.
Our FPGA products are Virtex™-6, Virtex-7, Virtex UltraScale+, Kintex™-7, Kintex UltraScale™, Kintex UltraScale+, Artix™-7, Artix UltraScale+, Spartan™-6, and Spartan-7 brands.
Our product brands for Adaptive SoCs are Zynq-7000, Zynq UltraScale+ MPSoC, Zynq UltraScale+ RFSoCs, Versal HBM, Versal Premium, Versal Prime, Versal AI Core, Versal AI Edge, Vitis, and Vivado.
Our product for System-on-Module (SOM) is Kria™ brand.
We also sell low-power versions of our AMD Athlon, as well as AMD Geode™, AMD Ryzen, AMD EPYC,
AMD R-Series and G-Series processors as embedded processor solutions.
Our compute and network acceleration board products are sold under the Alveo™ and Pensando™ brands.
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
Our Client Segment customers consist primarily of PC OEMs, a network of independent distributors and, for chipset products, ODMs that manufacture motherboards.
Our Gaming Segment customers include PC OEMs and independent distributors as well as add-in-board manufacturers (AIBs), independent game console and portable gaming devices manufacturers and contract manufacturers for AMD branded graphics cards.
Our Embedded Segment products are sold to customers in a very wide range of markets such as aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test measurement, emulation and prototyping, audio, video and broadcasting, and data center. For these products, we either sell directly to our customers or through a network of distributors and OEM partners. We are also developing a network of Value Added Resellers (VARs) and Integrated Solution Vendors (ISVs) for our Alveo products.
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
We also work with our customers to create differentiated products that leverage our CPU, GPU, APU, DPU and FPGA technology. Certain customers pay us non-recurring engineering fees for design and development services and a purchase price for the resulting products.

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
Third-Party Distributors
Our authorized channel distributors resell to sub-distributors, OEMs, ODMs, and other customers. Typically, distributors handle a wide variety of products, and may include products from other manufacturers that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide certain return rights with respect to any product that we have removed from our price book or otherwise subject to discontinuation. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited product returns.
Add-in-Board (AIB) Manufacturers and System Integrators
We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to system integrators (SIs), retailers and sub distributors. In most instances, our agreements with AIBs protect their inventory of our products against price reductions. We also sell directly to some SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.
Competition
The markets in which our products are sold are highly competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We believe that the main factors that determine our product competitiveness are total cost of ownership, timely product introductions, product quality, product features and capabilities (including accelerations for key workloads such as AI), energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), reliability, performance, size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability. We expect that competition will continue to be intense due to rapid technological changes, frequent product introductions by our competitors or new competitors of products that may provide better performance or experiences or that may include additional features that render our products comparatively less competitive.

Competition in Data Center Segment
In the Data Center segment, we compete primarily against Intel Corporation (Intel) and NVIDIA Corporation (NVIDIA) with our CPU, GPU and DPU server products. In addition, we compete against Intel with our FPGA and Adaptive SoC server products. A variety of smaller fabless silicon companies offer proprietary accelerator solutions and Arm based CPUs targeting data center use-cases. In addition, some of our customers are internally developing their own data center microprocessor products and accelerator products which could impact the available market for our products.
Competition in Client Segment
Our primary competitor in the supply of CPUs and APUs is Intel. A variety of companies provide or have developed Arm-based microprocessors and platforms which could lead to further adoption of Arm-based PC solutions.
Competition in Gaming Segment
In the graphics market, our principal competitor in the supply of discrete graphics is NVIDIA, who is the discrete GPU market share leader, and Intel, who manufactures and sells integrated graphics processors and gaming-focused discrete GPUs. With respect to integrated graphics, higher unit shipments of our APUs and Intel’s integrated graphics may drive computer manufacturers to reduce the number of systems they build paired with discrete graphics components, particularly for notebooks, because they may offer satisfactory graphics performance for most mainstream PC users at a lower cost. We are the market share leader in semi-custom game console products, where graphics performance is critical.
Competition in Embedded Segment
We expect continued competition from our primary FPGA competitors such as Intel, Lattice Semiconductor Corporation and Microsemi Corporation, and from ASSP vendors such as Broadcom Corporation, Marvell Technology Group, Ltd., Analog Devices, Texas Instruments Incorporated and NXP Semiconductors N.V., and from Qualcomm Incorporated and NVIDIA. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Intel is our main competitor for embedded CPUs. Other competitors include manufacturers of high-density programmable logic products characterized by FPGA-type architectures; high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs; ASICs and ASSPs with incremental amounts of embedded programmable logic; high-speed, low-density CPLDs; high-performance DSP devices; products with embedded processors; products with embedded multi-gigabit transceivers; discrete general-purpose GPUs targeting data center and automotive applications; and other new or emerging programmable logic products.
Research and Development
We focus our research and development (R&D) activities on designing and developing products. Our main area of focus is on delivering the next generation of processors (CPU and GPU), FPGAs and Adaptive SoCs, accelerators (adaptive, graphics and DPU), SOMs and SmartNICs and associated software. We focus on designing, with security in mind, new integrated circuits (ICs) with improved performance and performance-per-watt in advanced semiconductor manufacturing processes, the design of logic and interface IP, advanced packaging technologies, and heterogeneous integration technologies. We also focus on software as part of the development of our products, including design automation tools for hardware, embedded software, optimized software tools and libraries that extend the reach of our platforms to software and AI developers. Through our R&D efforts, we were able to introduce a number of new products and enhance our IP core offerings and software.
We also work with industry leaders on process technology, design tools, intellectual property, software and other industry consortia to conduct early-stage R&D. We are also actively contributing to numerous industry open-source software initiatives across a broad range of technologies. We conduct product and system R&D activities for our products in the United States with additional design and development engineering teams located in various countries who undertake specific activities at the direction of our U.S. headquarters.

Manufacturing Arrangements and Assembly and Test Facilities
Third-Party Wafer Foundry Facilities
We utilize Taiwan Semiconductor Manufacturing Company Limited (TSMC) for the production of wafers for our HPC, FPGA and Adaptive SoC products and GLOBALFOUNDRIES Inc. (GF), with respect to wafer purchases for our HPC products at the 12 nm and 14 nm technology nodes. Additionally, we utilize TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. for the production of our ICs in the form of programmable logic devices.
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
Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 28, 2024, we had approximately 7,500 patents in the United States and approximately 1,900 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 18,800 patent matters worldwide consisting of approximately 13,200 issued patents and 5,600 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business. As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. We have acquired various licenses from external parties to certain technologies that are implemented in our products, including our IP cores and devices. These licenses support our continuing ability to make and sell our products. We have also acquired licenses to certain proprietary software, open-source software, and related technologies, such as compilers, for our design tools. Continued use of such software and technology is important to the operation of the design tools upon which our customers depend.
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
Human Capital
As of December 28, 2024, we had approximately 28,000 employees in our global workforce. We believe we are at our best when our culture of innovation, creative minds and people from all kinds of backgrounds work together in an engaging and open environment. Areas of focus for us include the following:
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
Our employees are driven by this vision and mission. Innovation occurs when creative minds and diverse perspectives from all over the world work together. This is the foundation of our unique culture and the reason we believe our employees are among the most engaged in our industry.
We conduct an annual survey of our global workforce to measure our culture, engagement, and workplace experience. The results are reviewed by our Board of Directors and acted upon by our senior leadership team. Results from our 2024 survey reported scores that continued to be among the very best for global companies in the technology industry. Our employees described our culture as inclusive, innovative, open, and respectful, and rated the quality of our managers high, and employment engagement is among the top 10% of our high-performing technology industry peers.
Diversity, Belonging and Inclusion (DB&I)
Our diverse and inclusive workforce encourages employees to share their opinions and different perspectives. We believe that building a diverse talent pipeline, encouraging a culture of respect and belonging, and increasing inclusion of unique and underrepresented voices makes our company stronger. Our Employee Resource Groups (ERGs), which are open to all our employees, encourage employee engagement and play an important role in our culture. More than 85% of all new hires join at least one of AMD’s ERGs when starting employment. In 2024, we continued to focus on developing our female engineering community through mentoring opportunities and expanding the program, “Advancing Women in Technology,” that aims to support the career development of women in technical careers at AMD.
Total Rewards
We invest in our workforce by offering competitive salaries, incentives, and benefits to ensure that we continue to attract and retain the industry’s best and brightest in an equitable manner. We regularly review our compensation practices, considering factors relevant to ensuring equitable pay such as an employee’s role, experience, skills, and performance. We also benchmark set pay ranges based on relevant market data and our overall workforce. We focus on flexibility and choice in our benefits that resonate with a multi-generational workforce as well as offering inclusive benefits that support our DB&I objectives, such as global parental and bereavement leave, and financial assistance to build a family through adoption or surrogacy. While we believe that there is unique collaboration that can occur when employees meet in person, we embrace flexibility with hybrid and remote work as options for our employees.
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

Employee Voice
At AMD, we value the importance of employee voice and actively engage in efforts to ensure that our employees' opinions and perspectives are heard and considered. Our employee voice strategy includes an annual AMDer Survey (engagement survey). Our scores rank AMD in the top 10% of high-tech firms on similar questions, categories and overall score. Additionally, we measure effectiveness across all elements of the employee lifecycle, including onboarding, exit, and regularly seek out employee feedback on areas including benefits and total rewards satisfaction. Further, our executive team holds frequent employee roundtables, town halls and global team meetings with question-and-answer segments which facilitate open communication and feedback from our workforce.
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
Environmental Regulations
Our operations and properties are subject to various United States and foreign laws and regulations, including those relating to materials used in our products and the manufacturing processes of our products, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes and remediation of contamination. These laws and regulations require our suppliers to obtain permits for operations in making our products, including the discharge of air pollutants and wastewater. Environmental laws are complex, change frequently and tend to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. These regulations affect semiconductor devices and packaging. Jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR specifications as well as additional energy consumption limits.
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

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5.5 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that any amount in addition to what has already been accrued would not be material.
Additional Information
AMD was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at 2485 Augustine Drive, Santa Clara, California 95054, and our telephone number is (408) 749-4000. For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 4 of our consolidated financial statements. We use a 52- or 53-week fiscal year ending on the last Saturday in December. References in this report to 2024, 2023 and 2022 refer to the fiscal year unless explicitly stated otherwise.
AMD, the AMD Arrow logo, 3D V-Cache, AMD Athlon, AMD CDNA, AMD FidelityFX, AMD FirePro, AMD FreeSync, AMD Instinct, AMD RDNA, Alveo, Artix, CoolRunner, EPYC, Geode, Infinity Fabric, Kinex, Kria, Opteron, Pensando, Radeon, ROCm, Ryzen, Spartan, Threadripper, UltraScale, UltraScale+, Versal, Virtex, Vitis, Vivado, XDNA, Xilinx, Zynq and combinations thereof are trademarks of Advanced Micro Devices, Inc.
Microsoft, Windows, DirectX and Xbox One are registered trademarks of Microsoft Corporation in the United States and/or other countries. Linux is the registered trademark of Linus Torvalds in the United States and/or other countries. PlayStation is a registered trademark of Sony Interactive Entertainment, Inc. Arm is a registered trademark of Arm Limited (or its subsidiaries) in the United States and/or other countries. Vulkan and the Vulkan logo are registered trademarks of Khronos Group Inc. Steam Deck and the Steam Deck logo are trademarks and/or registered trademarks of Valve Corporation in the United States and/or other countries.
Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
Website Access to Our SEC Filings and Corporate Governance Documents
On the Investor Relations pages of our website, http://ir.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers, all other senior finance executives and certain representatives from legal and internal audit, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions, our Worldwide Standards of Business Conduct, which applies to our Board of Directors and all of our employees, and the charters of the committees of our Board of Directors.
Our filings with the SEC are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 2485 Augustine Drive, Santa Clara, California 95054, or emailing us at: Corporate.Secretary@amd.com. All of these documents and filings are available free of charge.
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
Economic and Strategic Risks
◦Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
◦Nvidia’s dominance in the graphics processing unit market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
◦The markets in which our products are sold are highly competitive and rapidly evolving.
◦The semiconductor industry is highly cyclical and has experienced severe downturns.
◦The demand for our products depends in part on the market conditions in the industries into which they are sold.
◦The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting significant industry transitions.
◦The loss of a significant customer may have a material adverse effect on us.
◦Economic and market uncertainty may adversely impact our business and operating results.
◦Our operating results are subject to quarterly and seasonal sales patterns.
◦If we cannot adequately protect our technology or other intellectual property through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.
◦Unfavorable currency exchange rate fluctuations could adversely affect us.
Operational and Technology Risks
◦We rely on third parties to manufacture our products, and if they are unable to do so on a timely basis in sufficient quantities and using competitive technologies, our business could be materially adversely affected.
◦Essential equipment, materials, substrates or manufacturing processes may not be available to us.
◦We may fail to achieve expected manufacturing yields for our products.
◦Our revenue from our semi-custom System-on-Chip (SoC) products is dependent upon our semi-custom SoC products being incorporated into customers’ products and the success of those products.
◦Our products may be subject to security vulnerabilities that could have a material adverse effect on us.
◦IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.
◦Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
◦Our ability to design and introduce new products includes the use of third-party intellectual property.
◦We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business and products.

◦If we lose Microsoft Corporation’s support for our products or other software vendors do not design and develop software to run on our products, our ability to sell our products could be materially adversely affected.
◦Our reliance on third-party distributors and add-in-board (AIB) partners subjects us to certain risks.
◦Our business depends on the proper functioning of our internal business processes and information systems.
◦Our products may not be compatible with some or all industry-standard software and hardware.
◦Costs related to defective products could have a material adverse effect on us.
◦We may fail to maintain the efficiency of our supply chain as we respond to changes in customer demand.
◦We outsource to third parties certain supply-chain logistics functions.
◦We may be unable to effectively control the sales of our products on the gray market.
◦Climate change may have a long-term impact on our business.
Legal and Regulatory Risks
◦Government actions and regulations may limit our ability to export our products to certain customers.
◦If we cannot realize our deferred tax assets, our results of operations could be adversely affected.
◦Our business is subject to potential tax liabilities, including as a result of tax regulation changes.
◦We are party to litigation and may become a party to other claims or litigation.
◦We are subject to environmental laws, conflict minerals regulations, as well as a variety of other laws or regulations.
◦Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
◦Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.
◦The agreements governing our notes, our guarantee of Xilinx’s notes, and our Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
Merger, Acquisition, Divestiture, and Integration Risks
◦Acquisitions, joint ventures, and/or strategic investments, and the failure to integrate acquired businesses may fail to materialize their anticipated benefits and could disrupt our business.
◦Our ability to complete the acquisition of ZT Systems is subject to closing conditions.
◦Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
General Risks
◦Our worldwide operations are subject to political, legal and economic risks and natural disasters.
◦We may incur future impairments of our technology license purchases.
◦Our inability to continue to attract and retain qualified personnel may hinder our business.
◦Our stock price is subject to volatility.
For a more complete discussion of the material risks facing our business, see below.

Economic and Strategic Risks
Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively on a level playing field.
Intel’s microprocessor market share position, significant financial resources, introduction of competitive new products, and existing relationships with top-tier OEMs have enabled it to market and price its products aggressively, to target our customers and our channel partners with special incentives and to influence customers who do business with us. These aggressive activities have in the past resulted in lower unit sales and a lower average selling price for many of our products and adversely affected our margins and profitability. Intel also dominates the computer system platform and has a heavy influence on PC manufacturers, other PC industry participants, and benchmarks. It is able to drive de facto standards and specifications for x86 microprocessors that could cause us and other companies to have delayed access to such standards. We may be materially adversely affected by Intel’s business practices, including rebating and allocation strategies and pricing actions designed to limit our market share and margins; product mix and introduction schedules; product bundling, marketing and merchandising strategies; and exclusivity payments to its current and potential customers, retailers and channel partners. We expect Intel to continue to heavily invest substantial resources in marketing, research and development, new manufacturing facilities and other technology companies.
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

In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels.
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
We depend on a small number of customers for a substantial portion of our business, and we expect that a small number of customers will continue to account for a significant part of our revenue and receivables in the future. If one of our key customers decides to stop buying our products, materially reduces its operations or its demand for our products, or has operations that are materially impaired for a significant period of time such that it is unable to receive or utilize our products, or pay its liabilities, our business would be materially adversely affected.
Economic and market uncertainty may adversely impact our business and operating results.
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes in fiscal monetary or trade policy, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

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
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, IT Systems). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, Confidential Data). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Threat factors range in sophistication from individual hackers and insiders to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyberattacks have and may come into our IT Systems through the compromise of users’ access credentials. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, or theft activities.

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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers, AI models or tools), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, manufacture or production of current or future products that are based on, utilized in, or support our products, or laws are adopted that result in the same, our business could be materially adversely affected.
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
We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Our inability to control gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or are used products represented as new. Additionally, products acquired on the gray market or through other unauthorized channels are at higher risk of being re-sold to prohibited end-users, misused, and deployed for uses that do not align with AMD’s ethics, values or compliance standards. Gray market products result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins.

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
Our income tax expense is computed based on tax rates enacted at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely “Pillar One” and “Pillar Two”). Many countries we do business in have implemented laws based on Pillar Two, which may materially adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to review and inquiry, which could also result in changes in tax policies or existing tax rulings, and may have a material adverse effect on us.
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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 18 - Contingencies of the Notes to our Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.

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
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of AI, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. For example, the EU AI Act was adopted in 2024 and its implementation will be phased in over the next few years. In other jurisdictions, similar legislation is being considered. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.

Evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters could result in additional costs, harm to our reputation and a loss of customers.
There are evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters including those involving the environment and climate, energy and water consumption, diversity and inclusion, human rights and cybersecurity. Additionally, we are and expect to continue to be subject to various new and proposed climate-related and sustainability laws and requirements that may impact how we and our suppliers and customers conduct business or report on business by requiring the disclosure and tracking of greenhouse gas emissions, climate change-related risks and other sustainability matters related to our business. As the nature, scope and complexity of corporate responsibility reporting and disclosure requirements continue to evolve, we may incur additional compliance costs and indirect compliance costs from our customers and, suppliers that are passed on to us. In addition, certain corporate responsibility laws and regulations may require us to modify our business or supply chain in ways that are costly or less efficient. Emerging legal and regulatory requirements in the various jurisdictions in which we operate, can be unpredictable, are subject to change, and may be difficult for us to comply with given the complexity of our supply chain and our outsourced manufacturing. For example, the state of California has passed reporting requirements that will require corporations to report on climate data and these laws include data assurance requirements that entail third-party verifications. Our failure to comply, or the appearance of our failure to comply, with these legal and regulatory requirements can result in regulatory penalties, fines and legal liabilities, increase costs, and harm our reputation – any of which could materially adversely affect our business, financial condition and results of operation. While we have engaged, and in the future may continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, goals, or targets, among others) or commitments to improve our corporate responsibility profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly, may not have the desired effect or may impact our reputation with other stakeholders and have a material adverse effect on our business.
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
We unconditionally guarantee, on a senior unsecured basis, Xilinx’s obligations under the Xilinx’s 2.375% Notes due 2030 (the Assumed Xilinx Notes). The supplemental indenture governing the Assumed Xilinx Notes also contain various covenants which limit our ability to, among other things, create certain liens on principal property or the capital stock of certain subsidiaries, enter into certain sale and leaseback transactions with respect to principal property, and consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.
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

Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or strategic investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operation and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. For example, in August 2024, we completed our acquisition of Silo AI Oy (Silo AI), and we entered into an agreement to acquire ZT Group Int’l, Inc. (ZT Systems), which is currently expected to close in the first half of 2025, subject to certain regulatory approvals and other customary closing conditions. Our ability to realize any of the anticipated benefits from an acquisition depends on us successfully integrating the acquired business into our business. Any acquisitions we may undertake, including Silo AI and ZT Systems, involve certain integration risks and uncertainties including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions, results of operations or cash flows. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, as contemplated by our intent to acquire ZT Systems, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations.
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

Furthermore, we invest in both public and private companies to further our strategic objectives and to support certain key business initiatives. We invest in early-stage companies that may still be in the process of developing a strategic direction and may not yet generate revenue. Many of the equity and debt instruments that we invest in are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. Our ability to realize a return on our investments in private companies typically depends on the company completing a liquidity event, such as a public offering or acquisition. Market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions, could cause our investments in public companies to expose us to volatility in our results due to changes in market prices and/or impairments. To the extent any of the companies in which we invest in are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio is concentrated in specific sectors. Adverse developments in one or any of these sectors due to regulatory changes, technology disruptions or market downturns could negatively impact the performance of our investment portfolio.
Our ability to complete the acquisition of ZT Systems is subject to closing conditions, including the receipt of consents and approvals from government authorities, which may impose conditions that could adversely affect us or cause the acquisition to not be completed.
Our acquisition of ZT Systems (the Acquisition), which is expected to occur in the first half of 2025, is subject to the satisfaction or waiver of a number of customary conditions as specified in the purchase agreement (the Agreement), including receipt of certain specified required regulatory approvals and the absence of laws or orders restraining the consummation of the Agreement, among others. We cannot assure you that we will receive the necessary regulatory approvals at all or in a timely manner or that closing conditions will be satisfied. Any delay in completing the Acquisition could cause us to not realize, or to be delayed in realizing, some or all of the benefits we expect to achieve from this transaction. Additionally, if the Acquisition is not completed, we may incur significant acquisitions costs that we may be unable to recover, which could negatively affect our business and results of operations. We would be required to pay ZT Systems a termination fee of $300 million if the Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals.
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
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx), Pensando Systems Inc. (Pensando) and Silo AI acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the Xilinx, Pensando and Silo AI acquisitions, we recorded significant goodwill and other intangible assets on our Consolidated Balance Sheets. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill, and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.
General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 66% for the year ended December 28, 2024. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Recently, the U.S. and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. Also, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results. Moreover, the Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets.

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
We license certain third-party technologies and tools for the design and production of our products. We report the value of those licenses as other non-current assets on the Consolidated Balance Sheets, and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, and changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges.
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
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of December 28, 2024, $4.7 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), AI Risk Management Framework (AI RMF) and other industry practices and standards. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF, AI RMF, and other industry practices and standards as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.
Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.
Key components of our cybersecurity risk management program include:
•periodic risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our detection and response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, evaluate, test or otherwise assist with aspects of our security controls and processes;
•active testing including penetration tests, attack simulations and tabletop exercises;
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
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives a briefing from management on our cyber risk management program at least annually. Board members receive presentations on cybersecurity matters from our Chief Information Security Officer (CISO), information security team or external experts as part of the Board’s continuing education on topics that impact public companies. The CISO reports to the Chief Information Officer (CIO).
Our CISO has primary responsibility for our overall cybersecurity risk management program, and directly supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our CISO has over 19 years of experience in cybersecurity including security operations, security architecture, identity and access management, cloud security, vulnerability management, and application/product security, policy, and compliance.
Our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.
ITEM 2. PROPERTIES
As of December 28, 2024, we have approximately 6 million square feet of space for research and development, engineering, administrative and warehouse use throughout the world. These facilities include approximately 5 million square feet of leased space and approximately 1 million square feet of owned space. Our headquarters are located in Santa Clara, California, and we have significant operations in Austin, Texas; San Jose, California; Shanghai, China; Markham, Ontario, Canada; Longmont, Colorado; Dublin, Ireland; Singapore; and Bengaluru and Hyderabad, India. We also have a number of regional sales offices located in commercial centers near customers, principally in the United States, Europe, Asia and Latin America.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 18 – Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. On January 24, 2025, there were 5,028 registered holders of our common stock, and the closing price of our common stock was $122.84 per share as reported on NASDAQ.
Issuer Purchases of Equity Securities
We have an approved stock repurchase program authorizing repurchases of up to $12 billion of our common stock (Repurchase Program). We expect to fund repurchases through cash generated from operations. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. The following table provides information relating to our repurchase of common stock during the fourth quarter of fiscal year 2024:

Date of Repurchase	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In millions)
Sept. 29, 2024 - Oct. 26, 2024	—	$—	—	$4,949
Oct. 27, 2024 - Nov. 23, 2024	1,801,675	$138.63	1,801,675	$4,699
Nov. 24, 2024 - Dec. 28, 2024	47,984	$134.04	47,984	$4,693
Total	1,849,659		1,849,659
Equity Award Share Withholding
Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During fiscal year 2024, we withheld approximately 4.6 million shares at an average price of $154.53 per share as payment of withholding taxes in connection with the vesting and exercise of equity awards.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductors Index
The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index from December 28, 2019 through December 28, 2024, assuming reinvestment of dividends. The past performance of our common stock is no indication of future performance.

	Base Period	Years Ended
Company / Index	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024
Advanced Micro Devices, Inc.	$100	$199	$316	$140	$319	$271
S&P 500 Index	$100	$116	$151	$124	$157	$199
S&P 500 Semiconductors Index	$100	$140	$214	$134	$282	$537

Unregistered Sales of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements as of December 28, 2024 and December 30, 2023 and for each of the three years in the period ended December 28, 2024 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for 2024 compared to 2023, an analysis of changes in our financial condition and a discussion of our off-balance sheet arrangements. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Overview
In 2024, we delivered strong annual revenue growth with net revenue increasing 14% to $25.8 billion, compared to $22.7 billion in 2023. This growth was driven by the performance of our Data Center and Client segments. Data Center net revenue of $12.6 billion increased by 94% compared to $6.5 billion in 2023, driven by higher sales of our AMD Instinct™ GPUs and AMD EPYC™ CPUs. Client segment net revenue of $7.1 billion in 2024 increased by 52% compared to $4.7 billion in 2023, primarily due to higher sales of our AMD Ryzen™ mobile and desktop processors. The increase in annual net revenue was partially offset by a decrease in net revenue in our Gaming and Embedded segments. Gaming net revenue of $2.6 billion decreased by 58% compared to $6.2 billion in 2023. The decrease in net revenue was primarily due to lower semi-custom product revenue. Embedded net revenue of $3.6 billion decreased by 33% compared to net revenue of $5.3 billion in 2023, as customers normalized their inventory levels.
During the year, we successfully launched multiple leadership products and made significant progress executing our AI strategy. One of our priorities in 2024 was to accelerate growth in our Data Center segment. The demand for our Data Center AI accelerator products was very strong led by large hyperscale cloud customers deploying our AMD Instinct MI300X GPU accelerators. During the year, we unveiled an accelerated AMD Instinct accelerator roadmap to deliver an annual cadence of leadership AI solutions. To further expand our high-performance server CPU portfolio, we launched our 5th Gen AMD EPYC™ processors, formerly codenamed “Turin,” built with our latest “Zen 5” core architecture designed to deliver leadership performance and efficiency.
We took a major step in our AI PC roadmap with the launch of AMD Ryzen AI 300 Series processors that combine leadership compute capabilities based on our “Zen 5” architecture and an industry-leading neural processing unit (NPU) powered by our XDNA 2 architecture for next-generation AI PCs. We added to our Ryzen family of desktop CPUs with the Ryzen 9000 series processors for laptop and desktop PCs that deliver leadership performance in gaming, productivity and content creation. In our Gaming segment, we extended our multigenerational partnership with Sony as they introduced the PlayStation® 5 Pro, which features a new AMD semi-custom SoC designed to deliver increases in graphics and ray tracing performance to enable AI-driven upscaling.
We expanded our adaptive computing portfolio with differentiated solutions with the launch of the new Versal™ Series Gen 2 devices, including the new Versal AI Edge Series Gen 2 and Versal Prime Series Gen 2 adaptive SoCs, which bring preprocessing, AI inference, and postprocessing together in a single device for end-to-end acceleration of AI-driven embedded systems.
To execute our AI strategy, we brought together multiple AI teams across AMD to drive development of a comprehensive software ecosystem spanning our full product portfolio. We made several key optimizations and introduced new features in the latest AMD ROCm™ software that increased performance in key generative AI workloads, expanded support and optimization for additional frameworks and libraries, and simplified the overall developer experience. We also made strategic investments to further expand our AI software capabilities with the acquisition of Silo AI Oy (Silo AI), an AI lab based in Finland. The acquisition of Silo AI enables customers to accelerate development and deployment of AI models on AMD hardware. Silo AI has also developed a software stack used to train multiple state-of-the-art large language models (LLMs) on AMD Instinct accelerators that can accelerate the development of highly-performant AMD training solutions.

We also focused on extending our data center infrastructure capabilities by entering into an agreement in August 2024 to acquire ZT Group Int’l, Inc. (ZT Systems), a provider of AI and general purpose compute infrastructure for hyperscale computing companies. We believe that with the acquisition of ZT Systems, we can accelerate time to market for our leadership AI training and inferencing solutions. The acquisition is expected to close in the first half of fiscal year 2025, subject to certain regulatory approvals and other customary closing conditions. We intend to seek a strategic partner to acquire ZT Systems' manufacturing business.
Gross margin, as a percentage of net revenue, was 49% for 2024, compared to 46% in 2023. The increase in gross margin was primarily due to a favorable shift in revenue mix with higher Data Center and Client revenues, lower Gaming revenue, partially offset by the impact of lower Embedded revenue. Operating income for 2024 was $1.9 billion compared to operating income of $401 million for 2023. The increase in operating income was primarily driven by higher revenue, partially offset by increased R&D investments. Net income for 2024 was $1.6 billion compared to $854 million in the prior year. The increase in net income was primarily driven by higher revenue.
Cash, cash equivalents and short-term investments as of December 28, 2024 were $5.1 billion, compared to $5.8 billion at the end of 2023. Our aggregate principal amount of total debt as of December 28, 2024 was $1.8 billion, compared to $2.5 billion as of December 30, 2023. We repaid our 2.95% Senior Notes due 2024 with a principal amount of $750 million in June 2024.
During the twelve months ended December 28, 2024, we returned a total of $862 million to shareholders through the repurchase of 5.9 million shares of common stock under our stock repurchase program. As of December 28, 2024, $4.7 billion remained available for future stock repurchases under this program. The stock repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
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
We perform our goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Significant judgment is required in estimating the fair value of our reporting units to determine if the fair values of those units exceed their carrying values and an impairment to goodwill is required when a quantitative goodwill impairment test is performed. We typically obtain the assistance of third-party valuation specialists to help in determining the fair value of our reporting units. Changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of our reporting units’ goodwill. Based on our annual qualitative impairment test, we concluded it is not more likely than not that the carrying value of each reporting unit exceeded its fair value.

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

The following table provides a summary of net revenue and operating income (loss) by segment for 2024 and 2023:

	Year Ended
	December 28, 2024	December 30, 2023
	(In millions)
Net revenue:
Data Center	$12,579	$6,496
Client	7,054	4,651
Gaming	2,595	6,212
Embedded	3,557	5,321
Total net revenue	$25,785	$22,680
Operating income (loss):
Data Center	$3,482	$1,267
Client	897	(46)
Gaming	290	971
Embedded	1,421	2,628
All Other	(4,190)	(4,419)
Total operating income	$1,900	$401
Data Center
Data Center net revenue of $12.6 billion in 2024 increased by 94%, compared to net revenue of $6.5 billion in 2023. The increase was primarily driven by higher sales of AMD Instinct GPUs and AMD EPYC CPUs.
Data Center operating income was $3.5 billion in 2024, compared to operating income of $1.3 billion in 2023. The increase in operating income was primarily due to higher revenue, partially offset by higher R&D investment.
Client
Client net revenue of $7.1 billion in 2024 increased by 52%, compared to net revenue of $4.7 billion in 2023, primarily due to a 34% increase in unit shipments and a 13% increase in average selling price driven by strong demand for AMD mobile and desktop Ryzen processors.
Client operating income was $897 million in 2024, compared to operating loss of $46 million in 2023. The increase in operating income was primarily due to higher revenue, partially offset by higher operating expenses.
Gaming
Gaming net revenue of $2.6 billion in 2024 decreased by 58%, compared to net revenue of $6.2 billion in 2023. The decrease in net revenue was primarily due to lower semi-custom product revenue.
Gaming operating income was $290 million in 2024, compared to operating income of $971 million in 2023. The decrease in operating income was primarily driven by lower revenue.
Embedded
Embedded net revenue of $3.6 billion in 2024 decreased by 33%, compared to net revenue of $5.3 billion in 2023. The decrease in net revenue was primarily due to lower demand as customers continued to normalize their inventory levels.
Embedded operating income was $1.4 billion in 2024, compared to operating income of $2.6 billion in 2023. The decrease in operating income was primarily driven by lower revenue.
All Other
All Other operating loss of $4.2 billion in 2024 primarily consisted of $2.4 billion of amortization of acquisition-related intangibles and $1.4 billion of stock-based compensation expense. All Other operating loss of $4.4 billion in 2023 primarily consisted of $2.8 billion of amortization of acquisition-related intangibles and $1.4 billion of stock-based compensation expense.

Comparison of Gross Margin, Expenses, Licensing Gain, Interest Expense, Other Income (expense) and Income Taxes
The following is a summary of certain Consolidated Statement of Operations data for 2024 and 2023:

	December 28, 2024	December 30, 2023
	(In millions, except for percentages)
Net revenue	$25,785	$22,680
Cost of sales	12,114	11,278
Amortization of acquisition-related intangibles	946	942
Gross profit	12,725	10,460
Gross margin	49%	46%
Research and development	6,456	5,872
Marketing, general and administrative	2,783	2,352
Amortization of acquisition-related intangibles	1,448	1,869
Restructuring charges	186	—
Licensing gain	(48)	(34)
Interest expense	(92)	(106)
Other income (expense), net	181	197
Income tax provision (benefit)	381	(346)
Gross Margin
Gross margin as a percentage of net revenue was 49% in 2024 compared to 46% in 2023. The increase in gross margin was due to a favorable shift in revenue mix of higher Data Center and Client revenues, lower Gaming revenue, partially offset by the impact of lower Embedded revenue.
Expenses
Research and Development Expenses
Research and development expenses of $6.5 billion in 2024 increased by $584 million, or 10%, compared to $5.9 billion in 2023. The increase was primarily due to higher employee-related costs due to an increase in headcount in support of our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $2.8 billion in 2024 increased by $431 million, or 18%, compared to $2.4 billion in 2023. The increase was primarily due to an increase in go-to-market activities to support our revenue growth.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $2.4 billion for 2024 decreased by $417 million, or 15%, compared to $2.8 billion in 2023. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the prior fiscal year.
Restructuring Charges
We recognized $186 million of restructuring charges in 2024 due to the implementation of a restructuring plan (the 2024 Restructuring Plan). The 2024 Restructuring Plan was focused on driving efficiencies across the business and aligning resources with our largest growth opportunities in the AI and enterprise markets.
Licensing Gain
We hold equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. We recognized $48 million and $34 million of licensing gain from royalty income associated with the licensed IP to the THATIC JV, in 2024 and 2023, respectively.

Interest Expense
Interest expense of $92 million in 2024 decreased by $14 million compared to $106 million in 2023, primarily due to repayment of the 2.95% Senior Notes due in June 2024.
Other Income (expense), net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of equity investments and foreign currency transaction gains and losses.
Other income (expense), net was $181 million in 2024 compared to $197 million of Other income, net in 2023. The change was primarily due to a decrease in interest income from lower balances held in short-term investments compared to the prior year.
Income Tax Provision (Benefit)
We recorded an income tax provision of $381 million in 2024 and an income tax benefit of $346 million in 2023, representing effective tax rates of 19% and (68%), respectively. The increase in income tax provision in 2024 was primarily due to higher pre-tax income and a $373 million tax effect from an intercompany integration transaction.
Global Minimum Tax
The OECD is continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two. Many countries, including non-EU member states, have implemented laws based on Pillar Two proposals, with effective dates that started in 2024. Although many countries have already introduced Pillar Two legislation applicable to us effective in 2024, certain jurisdictions in which we operate have not adopted corresponding legislation to date. For 2024, the impact to us associated with Pillar Two was immaterial. We continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available.
International Sales
International sales as a percentage of net revenue were 66% in 2024 and 65% in 2023. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions are denominated in U.S. dollars.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of December 28, 2024, our cash, cash equivalents and short-term investments were $5.1 billion compared to $5.8 billion as of December 30, 2023. The percentage of cash and cash equivalents held domestically was 90% as of December 28, 2024, and 77% as of December 30, 2023.
Our operating, investing and financing cash flow activities for 2024 and 2023 were as follows:

	December 28, 2024	December 30, 2023
	(In millions)
Net cash provided by (used in):
Operating activities	$3,041	$1,667
Investing activities	(1,101)	(1,423)
Financing activities	(2,062)	(1,146)
Net decrease in cash, cash equivalents and restricted cash	$(122)	$(902)
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the year ended December 28, 2024.

We also have a commercial paper program to issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We did not issue any commercial paper during the year ended December 28, 2024.
Our aggregate principal debt obligations were $1.8 billion as of December 28, 2024. Our 2.95% Notes with a principal amount of $750 million were repaid in June 2024 and our remaining debt will mature starting in 2030.
As of December 28, 2024, we had unconditional purchase commitments of approximately $5.0 billion, of which $4.5 billion are in fiscal year 2025. Our contractual obligations and purchase commitments relate primarily to our obligations to purchase wafers and substrates from third parties and future payments related to certain software and technology licenses and IP licenses. On an ongoing basis, we work with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions. See Note 17 – Commitments and Guarantees.
On August 17, 2024, we agreed to acquire ZT Systems. Upon closing of the acquisition, we will pay approximately $3.4 billion in cash and 8,335,852 shares of AMD common stock and to the extent certain conditions are met, we will pay an additional $300 million of cash and up to 740,964 shares of AMD common stock. The acquisition is expected to close in the first half of fiscal year 2025, subject to certain regulatory approvals and other customary closing conditions. We intend to seek a strategic partner to acquire ZT Systems' manufacturing business.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, including capital expenditures, purchase commitments, and acquisitions over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations consist primarily of cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $3 billion in 2024, primarily due to our net income of $1.6 billion in 2024, adjusted for non-cash adjustments of $3.5 billion and net cash outflows of $2.1 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.9 billion increase in accounts receivable driven primarily by higher revenue in the last month of 2024 compared to the last month of 2023, and a $1.5 billion increase in inventories driven primarily by a build of inventory to support the ramp of new products in advanced process nodes.
Net cash provided by operating activities was $1.7 billion in 2023, primarily due to our net income of $854 million in 2023, adjusted for non-cash adjustments of $3.9 billion and net cash outflows of $3 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.3 billion increase in accounts receivable driven primarily by higher revenue in the last month of 2023 compared to the last month of 2022, and a $580 million increase in inventories driven primarily by a build of inventory to support the ramp of new products in advanced process nodes.
Investing Activities
Net cash used in investing activities was $1.1 billion in 2024, which primarily consisted of cash used for purchases of short-term investments of $1.5 billion, $636 million for purchases of property and equipment, and cash used in acquisitions, net of cash acquired of $548 million, partially offset by proceeds from maturities of short-term investments of $1.4 billion and sale of short-term investments of $616 million.
Net cash used in investing activities was $1.4 billion in 2023, which primarily consisted of cash used for purchases of short-term investments of $3.7 billion, $546 million for purchases of property and equipment, and cash used in acquisitions, net of cash acquired of $131 million, partially offset by proceeds from maturities of short-term investments of $2.7 billion and the sale of short-term investments of $300 million.

Financing Activities
Net cash used in financing activities was $2.1 billion in 2024, which primarily consisted of common stock repurchases of $862 million under the Repurchase Program, repurchases to cover tax withholding on employee equity plans of $728 million, and repayment of the 2.95% Notes of $750 million, partially offset by proceeds from the issuance of common stock under our employee equity plans of $279 million.
Net cash used in financing activities was $1.1 billion in 2023, which primarily consisted of common stock repurchases of $985 million under the Repurchase Program and repurchases to cover tax withholding on employee equity plans of $427 million, partially offset by proceeds from the issuance of common stock under our employee equity plans of $268 million.
Off-Balance Sheet Arrangements
As of December 28, 2024, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 28, 2024, our investment portfolio consisted of fixed income instruments, time deposits and commercial paper. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 50 basis-point (half percentage point) increase or decrease in interest rates compared to rates on December 28, 2024 would have affected the fair value of our cash equivalent and investment portfolio by approximately $6 million.
As of December 28, 2024, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities which we believe involve a higher degree of risk. As of December 28, 2024, all of our investments in debt securities were A-rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
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
The following table provides information about our foreign currency forward contracts as of December 28, 2024 and December 30, 2023. All of our foreign currency forward contracts mature within 24 months.

	December 28, 2024			December 30, 2023
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Chinese Renminbi	$524	6.9946	$(9)	$655	6.7593	$(10)
Canadian Dollar	732	1.3623	(29)	645	1.3479	11
Indian Rupee	700	85.9050	(6)	514	84.6922	1
Taiwan Dollar	28	29.1567	—	171	29.3064	(3)
Singapore Dollar	360	1.3036	(8)	495	1.3314	6
Euro	283	0.8908	(7)	303	0.9017	1
Pound Sterling	148	0.7762	(2)	167	0.8057	2
Malaysian Ringgit	73	4.2295	(3)	—	—	—
Total	$2,848		$(66)	$2,950		$8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions, except per share amounts)
Net revenue	$25,785	$22,680	$23,601
Cost of sales	12,114	11,278	11,550
Amortization of acquisition-related intangibles	946	942	1,448
Total cost of sales	13,060	12,220	12,998
Gross profit	12,725	10,460	10,603

Research and development	6,456	5,872	5,005
Marketing, general and administrative	2,783	2,352	2,336
Amortization of acquisition-related intangibles	1,448	1,869	2,100
Restructuring charges	186	—	—
Licensing gain	(48)	(34)	(102)
Operating income	1,900	401	1,264

Interest expense	(92)	(106)	(88)
Other income (expense), net	181	197	8
Income before income taxes and equity income	1,989	492	1,184

Income tax provision (benefit)	381	(346)	(122)
Equity income in investee	33	16	14
Net income	$1,641	$854	$1,320

Earnings per share
Basic	$1.01	$0.53	$0.85
Diluted	$1.00	$0.53	$0.84
Shares used in per share calculation
Basic	1,620	1,614	1,561
Diluted	1,637	1,625	1,571
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Net income	$1,641	$854	$1,320
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on cash flow hedges	(59)	31	(38)
Total comprehensive income	$1,582	$885	$1,282
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 28, 2024	December 30, 2023
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,787	$3,933
Short-term investments	1,345	1,840
Accounts receivable, net	6,192	4,323
Inventories	5,734	4,351
Receivables from related parties	113	9
Prepaid expenses and other current assets	1,878	2,312
Total current assets	19,049	16,768
Property and equipment, net	1,802	1,589
Operating lease right-of-use assets	623	633
Goodwill	24,839	24,262
Acquisition-related intangibles	18,930	21,363
Investment: equity method	149	99
Deferred tax assets, net	688	366
Other non-current assets	3,146	2,805
Total assets	$69,226	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$2,055
Payables to related parties	476	363
Accrued liabilities	4,260	3,082
Current portion of long-term debt, net	—	751
Other current liabilities	555	438
Total current liabilities	7,281	6,689
Long-term debt, net of current portion	1,721	1,717
Long-term operating lease liabilities	491	535
Deferred tax liabilities	349	1,202
Other long-term liabilities	1,816	1,850
Commitments and Contingencies (see Notes 17 and 18)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,680 and 1,663; shares outstanding: 1,622 and 1,616	17	17
Additional paid-in capital	61,362	59,676
Treasury stock, at cost (shares held: 58 and 47)	(6,106)	(4,514)
Retained earnings	2,364	723
Accumulated other comprehensive loss	(69)	(10)
Total stockholders’ equity	57,568	55,892
Total liabilities and stockholders’ equity	$69,226	$67,885
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$17	$16	$12
Common stock issued under employee equity plans	—	1	—
Issuance of common stock as consideration for acquisition	—	—	4
Balance, end of period	$17	$17	$16
Additional paid-in capital
Balance, beginning of period	$59,676	$58,005	$11,069
Common stock issued under employee equity plans	279	273	167
Stock-based compensation	1,407	1,384	1,080
Issuance of common stock to settle convertible debt	—	1	—
Issuance of common stock as consideration for acquisition	—	—	45,372
Fair value of replacement share-based awards related to acquisition	—	—	275
Issuance of common stock warrants	—	13	42
Balance, end of period	$61,362	$59,676	$58,005
Treasury stock
Balance, beginning of period	$(4,514)	$(3,099)	$(2,130)
Repurchases of common stock	(862)	(985)	(3,702)
Reissuance of treasury stock as consideration for acquisition	—	—	3,138
Common stock repurchases for tax withholding on employee equity plans	(730)	(430)	(405)
Balance, end of period	$(6,106)	$(4,514)	$(3,099)

Retained earnings (accumulated deficit)
Balance, beginning of period	$723	$(131)	$(1,451)
Net income	1,641	854	1,320
Balance, end of period	$2,364	$723	$(131)

Accumulated other comprehensive loss
Balance, beginning of period	$(10)	$(41)	$(3)
Other comprehensive income (loss)	(59)	31	(38)
Balance, end of period	$(69)	$(10)	$(41)

Total stockholders' equity	$57,568	$55,892	$54,750
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Cash flows from operating activities:
Net income	$1,641	$854	$1,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671	642	626
Amortization of acquisition-related intangibles	2,393	2,811	3,548
Stock-based compensation	1,407	1,384	1,081
Amortization of operating lease right-of-use assets	113	98	88
Amortization of inventory fair value adjustment	—	3	189
Deferred income taxes	(1,163)	(1,019)	(1,505)
Inventory loss at contract manufacturer	65	—	—
Other	12	(57)	64
Changes in operating assets and liabilities:
Accounts receivable, net	(1,865)	(1,339)	(278)
Inventories	(1,458)	(580)	(1,401)
Prepaid expenses and other assets	343	(383)	(2,010)
Receivables from and payable to related parties, net	108	(107)	366
Accounts payable	(109)	(419)	931
Accrued and other liabilities	883	(221)	546
Net cash provided by operating activities	3,041	1,667	3,565
Cash flows from investing activities:
Purchases of property and equipment	(636)	(546)	(450)
Purchases of short-term investments	(1,493)	(3,722)	(2,667)
Proceeds from maturity of short-term investments	1,416	2,687	4,310
Proceeds from sale of short-term investments	616	300	—
Cash received from acquisition of Xilinx	—	—	2,366
Acquisitions, net of cash acquired	(548)	(131)	(1,544)
Related party equity method investment	(17)	—	—
Issuance of loan to related party	(100)	—	—
Purchases of strategic investments	(341)	(11)	(5)
Other	2	—	(11)
Net cash provided by (used in) investing activities	(1,101)	(1,423)	1,999
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	—	991
Repayment of debt	(750)	—	(312)
Proceeds from sales of common stock through employee equity plans	279	268	167
Repurchases of common stock	(862)	(985)	(3,702)
Stock repurchases for tax withholding on employee equity plans	(728)	(427)	(406)
Other	(1)	(2)	(2)
Net cash used in financing activities	(2,062)	(1,146)	(3,264)
Net increase (decrease) in cash, cash equivalents and restricted cash	(122)	(902)	2,300
Cash, cash equivalents and restricted cash at beginning of year	3,933	4,835	2,535
Cash, cash equivalents and restricted cash at end of year	$3,811	$3,933	$4,835

Advanced Micro Devices, Inc. Consolidated Statements of Cash Flows
	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$72	$84	$85
Income taxes, net of refund	$1,386	$523	$685
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$144	$106	$157
Issuance of common stock and treasury stock for the acquisition of Xilinx	$—	$—	$48,514
Fair value of replacement share-based awards related to acquisition of Xilinx	$—	$—	$275
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$102	$273	$115
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,787	$3,933	$4,835
Restricted cash included in Prepaid expenses and other current assets	24	—	—
Total cash, cash equivalents, and restricted cash	$3,811	$3,933	$4,835

See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) Accelerators, x86 microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), Smart Network Interface Cards (SmartNICs), and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Fiscal Year. The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal years 2024, 2023 and 2022 ended on December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Fiscal years 2024 and 2023 each consisted of 52 weeks, while fiscal year 2022 consisted of 53 weeks.
Principles of Consolidation. The Consolidated Financial Statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts and transactions have been eliminated.
Reclassification and Change in Presentation. Unbilled receivables of $1.1 billion as of December 30, 2023 were reclassified from within Accounts receivable, net to within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and in the Statements of Cash Flows to conform to current period presentation.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Sales, value-added, and other taxes collected concurrently with the provision of goods or services are excluded from revenue. Shipping and handling costs associated with product sales are included in cost of sales. Substantially all of the Company’s revenue is derived from product sales.
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
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of rebates, price protection and an allowance for credit loss. The Company manages its exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. While the Company maintains an allowance for customer credit losses, its accounts receivable write-offs have historically not been significant.

Unbilled Receivables
Unbilled receivables are recorded within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. Unbilled receivables primarily represent work completed on development services and on custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, recognized as revenue but not yet invoiced to customers.
Investments
Available-for-Sale Debt Securities. Investments in marketable debt securities are available for use in current operations, including those with maturity dates beyond one year, and are classified within current assets on the Consolidated Balance Sheets. Available-for-sale debt securities are recorded at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the Consolidated Statements of Comprehensive Income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense) on the Consolidated Statements of Operations, and any remaining unrealized losses, net of tax, are included in Accumulated other comprehensive income (loss), in Consolidated Statements of Stockholders’ Equity. The Company uses the first-in, first-out method as basis of the cost of securities sold.
Strategic Non-marketable Equity Securities. The Company’s investments in non-marketable securities of privately-held companies are held for long-term strategic purposes and are accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. The Company's periodic assessment of impairment is made by considering available evidence, including the investee’s general market and industry conditions and product development status. The Company also assesses the investee’s ability to meet business milestones, its financial condition, and near-term prospects, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee.
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

Leases
Operating and finance leases are recorded as right-of-use (ROU) assets and lease liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate, which is based on its collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, the Company utilizes the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected the accounting policy to not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company’s finance leases are immaterial.
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
Marketing and Advertising Expenses
Advertising costs are expensed as incurred. In addition, the Company’s marketing and advertising expenses include certain cooperative advertising funding obligations under customer incentive programs, which costs are recorded upon agreement with customers and vendor partners. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue. Total marketing and advertising expenses for 2024, 2023 and 2022 were approximately $1.2 billion, $695 million and $683 million, respectively.
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

Income Taxes
The Company computes the provision for income taxes using the liability method and recognizes deferred tax assets and liabilities for temporary differences between financial statement and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. In addition, the Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. Interest and penalties related to income taxes are recorded within the Income tax provision (benefit) line in the Company’s Consolidated Statements of Operations. The Company is subject to the Global Intangible Low Taxed Income (GILTI) tax in the U.S. and recognizes deferred taxes for temporary basis differences that are expected to reverse as GILTI tax in future years.
Recently Issued Accounting Standard Updates Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year 2024 and interim periods in fiscal year 2025. The Company adopted this standard in the fourth quarter of 2024. See Note 4 - Segment Reporting for further information.
Recently Issued Accounting Standard Updates Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors enhanced disclosures and requires public companies to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its Consolidated Financial Statements.
NOTE 3 – Supplemental Financial Statement Information

Inventories	December 28, 2024	December 30, 2023
	(In millions)
Raw materials	$351	$279
Work in process	4,289	3,260
Finished goods	1,094	812
Total inventories	$5,734	$4,351

Prepaid Expenses and Other Current Assets	December 28, 2024	December 30, 2023
	(In millions)
Unbilled receivables	$628	$1,053
Other	1,250	1,259
Total prepaid expenses and other current assets	$1,878	$2,312

Property and Equipment, net	December 28, 2024	December 30, 2023
	(In millions)
Land, building and leasehold improvements	$853	$821
Equipment	2,798	2,346
Construction in progress	324	209
Property and equipment, gross	3,975	3,376
Accumulated depreciation	(2,173)	(1,787)
Total property and equipment, net	$1,802	$1,589
Depreciation expense for 2024, 2023 and 2022 was $454 million, $441 million and $439 million, respectively.

Accrued Liabilities	December 28, 2024	December 30, 2023
	(In millions)
Accrued marketing programs	$1,063	$827
Accrued compensation and benefits	1,174	884
Customer-related liabilities	1,349	788
Other accrued and current liabilities	674	583
Total accrued liabilities	$4,260	$3,082
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of December 28, 2024, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $85 million, of which $67 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 8%, 25% and 24% of the Company’s revenue in 2024, 2023 and 2022, respectively.
NOTE 4 – Segment Reporting
Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue, consolidated cost of sales and operating expenses and operating income (loss). These performance measures include the allocation of expenses to the reportable segments based on management’s judgment. The CODM is regularly provided segment operating income to assess relative segment performance.

The Company’s four reportable segments are:

•the Data Center segment, which primarily includes Artificial Intelligence (AI) accelerators, server microprocessors (CPUs), graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs) and Adaptive System-on-Chip (SoC) products for data centers;
•the Client segment, which primarily includes CPUs, APUs, and chipsets for desktops and notebooks;
•the Gaming segment, which primarily includes discrete GPUs, and semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation, acquisition-related and other costs, restructuring charges and licensing gain. Acquisition-related and other costs primarily include transaction costs, purchase price fair value adjustments for inventory, certain compensation charges, contract termination costs and workforce rebalancing charges.

The following table provides a summary of net revenue and operating income (loss) by segment for 2024, 2023 and 2022.

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Net revenue:
Data Center	$12,579	$6,496	$6,043
Client	7,054	4,651	6,201
Gaming	2,595	6,212	6,805
Embedded	3,557	5,321	4,552
Total net revenue	$25,785	$22,680	$23,601

Cost of sales and operating expenses:
Data Center	$9,097	$5,229	$4,195
Client	6,157	4,697	5,011
Gaming	2,305	5,241	5,852
Embedded	2,136	2,693	2,300
All Other	4,190	4,419	4,979
Total cost of sales and operating expenses	$23,885	$22,279	$22,337

Operating income (loss):
Data Center	$3,482	$1,267	$1,848
Client	897	(46)	1,190
Gaming	290	971	953
Embedded	1,421	2,628	2,252
All Other	(4,190)	(4,419)	(4,979)
Total operating income	$1,900	$401	$1,264
Segment cost of sales and operating expenses primarily include material, external manufacturing, labor and marketing and advertising costs, and exclude expenses and credits that are recorded within the All Other category.
The following table provides items included in All Other category:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Operating loss:
Amortization of acquisition-related intangibles	$2,394	$2,811	$3,548
Stock-based compensation expense	1,407	1,384	1,081
Acquisition-related and other costs	186	258	452
Restructuring charges	186	—	—
Inventory loss at contract manufacturer	65	—	—
Licensing gain	(48)	(34)	(102)
Total operating loss	$4,190	$4,419	$4,979
The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The following table summarizes sales to external customers by geographic regions based on billing location of the customer:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
United States	8,693	7,837	8,049
China (including Hong Kong)	6,231	3,417	5,207
Singapore	3,614	2,231	1,380
Taiwan	3,301	1,841	2,369
Japan	1,767	4,629	4,177
Europe	1,625	2,030	1,773
Other regions	554	695	646
Total sales to external customers	$25,785	$22,680	$23,601
The following table summarizes sales to a major customer that accounted for at least 10% of the Company’s consolidated net revenue for the respective years:

		Year Ended
	Segment	December 28, 2024	December 30, 2023	December 31, 2022
Customer A	Gaming	*	18%	16%

*	Less than 10%
The following table summarizes Property and equipment, net by geographic areas:

	December 28, 2024	December 30, 2023
	(In millions)
United States	$1,312	$1,143
Singapore	140	144
Canada	104	84
India	100	86
Ireland	46	46
China (including Hong Kong)	38	42
Other countries	62	44
Total property and equipment, net	$1,802	$1,589
NOTE 5 – Business Combinations
Fiscal Year 2024 Acquisitions
Silo AI Acquisition
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
Fiscal Year 2022 Acquisitions
Pensando Acquisition
On May 26, 2022, the Company completed the acquisition of all issued and outstanding shares of Pensando, a leader in next-generation distributed computing, for a transaction valued at approximately $1.9 billion. The recorded purchase consideration of $1.7 billion is net of deferred cash compensation requiring future services and other customary closing adjustments. The purchase consideration was allocated to $349 million of intangible assets, $208 million of identifiable net assets, and $1.1 billion of goodwill.
From the acquisition date to December 30, 2022, the Consolidated Statements of Operations include immaterial revenue and operating results attributable to Pensando, which are reported under the Data Center segment.
In 2023 and 2022, Pensando acquisition-related costs of $190 million and $102 million were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Pensando acquisition-related costs were immaterial in 2024. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges.
Xilinx Acquisition
On February 14, 2022 (Xilinx Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of Xilinx, a leading provider of adaptive computing solutions, for a total purchase consideration of $48.8 billion ($46.4 billion, net of cash acquired of $2.4 billion). The purchase consideration was allocated to $27.3 billion of intangible assets, $1.3 billion of identifiable net liabilities, and $22.8 billion of goodwill.
The Consolidated Statements of Operations include the following revenue and operating income attributable to Xilinx in 2022:

2022
(In millions)
Net revenue	$4,612
Operating income	$2,247
In 2022, operating income attributable to Xilinx recorded under the Embedded and Data Center segments does not include $4.2 billion of amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related costs, which are recorded under the “All Other” segment.

In 2023 and 2022, Xilinx acquisition-related costs of $26 million and $350 million were recorded under Cost of sales, Research and development, and Marketing, general and administrative expenses on the Company’s Consolidated Statements of Operations. Xilinx acquisition-related costs in 2024 were immaterial. Acquisition-related costs are primarily comprised of direct transaction costs, fair value adjustments for acquired inventory and certain compensation charges.
Supplemental Unaudited Pro Forma Information
Following are the supplemental consolidated financial results of the Company, Xilinx and Pensando on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2022.

December 31, 2022
(in millions)
Net revenue	$24,117
Net income	$2,311
NOTE 6 – Acquisition-related Intangible Assets and Goodwill
Acquisition-related Intangible Assets
The following table summarizes Acquisition-related Intangible Assets:

	December 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,408	$(2,529)	$10,879	$13,390	$(1,583)	$11,807
Customer relationships	12,324	(5,124)	7,200	12,324	(3,755)	8,569
Customer backlog	809	(809)	—	809	(809)	—
Corporate trade name	65	(65)	—	65	(65)	—
Product trademarks	914	(225)	689	914	(147)	767
Intangible assets subject to amortization	27,520	(8,752)	18,768	27,502	(6,359)	21,143
In-process Research and Development (IPR&D) not subject to amortization	162	—	162	220	—	220
Total acquisition-related intangible assets	$27,682	$(8,752)	$18,930	$27,722	$(6,359)	$21,363
Acquisition-related intangible amortization expense was $2.4 billion and $2.8 billion in fiscal year 2024 and 2023, respectively. During the fourth quarter of fiscal year 2024, the Company determined that the fair value of certain IPR&D recorded within the Data Center segment was not recoverable resulting from actions related to the 2024 Restructuring Plan, and recorded an impairment charge of $58 million within Restructuring charges in the Company’s Consolidated Statement of Operations.

Based on the carrying value of acquisition-related intangibles recorded as of December 28, 2024, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
2025	$2,225
2026	2,111
2027	1,993
2028	1,885
2029	1,659
2030 and thereafter	8,895
Total	$18,768
Goodwill
The following table summarizes changes in the carrying amount of Goodwill:

	December 31, 2022	Acquisitions	December 30, 2023	Acquisitions	December 28, 2024
	(In millions)		(In millions)
Data Center	$2,884	$58	$2,942	$461	$3,403
Client	—	18	18	108	126
Gaming	238	—	238	—	238
Embedded	21,055	9	21,064	8	21,072
Total	$24,177	$85	$24,262	$577	$24,839
During the fourth quarter of fiscal years 2024 and 2023, the Company conducted its annual qualitative impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.
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
The Company’s purchases from the ATMP JV during each of the years 2024 and 2023 amounted to $1.7 billion . As of December 28, 2024 and December 30, 2023, the amounts payable to the ATMP JV were $476 million and $363 million, respectively, and are included in Payables to related parties on the Company’s Consolidated Balance Sheets. The Company’s resales to the ATMP JV during 2024 and 2023 amounted to $121 million and $14 million, respectively. As of December 28, 2024 and December 30, 2023, the Company had receivables from ATMP JV of $12 million and $9 million, respectively, included in Receivables from related parties on the Company’s Consolidated Balance Sheets. On October 9, 2024, the Company entered into a one-year term loan agreement with one of the ATMP JVs for $100 million to provide funds for the ATMP JV’s general corporate purposes. The loan bears interest, payable quarterly, at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points. The loan is secured by the ATMP JV’s receivable balance due from the Company. The loan may be extended for further terms of up to twelve months. The loan is recorded within Receivables from related parties on the Company’s Consolidated Balance Sheets.

During 2024, 2023 and 2022, the Company recorded gains of $33 million, $16 million and $14 million in Equity income in investee on its Consolidated Statement of Operations, respectively. On August 8, 2024, the Company contributed $17 million to the ATMP JV, representing additional equity that is in proportion to the Company’s existing 15% equity interest. As of December 28, 2024 and December 30, 2023, the carrying value of the Company’s investment in the ATMP JV was approximately $149 million and $99 million, respectively, recorded as Investments: equity method on the Company’s Consolidated Balance Sheets.
THATIC Joint Ventures
The Company holds equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. As of December 28, 2024 and December 30, 2023, the carrying value of the investment was zero.
In February 2016, the Company licensed certain of its intellectual property (Licensed IP) to the THATIC JV, payable over several years upon achievement of certain milestones. The Company also receives a royalty based on the sales of the THATIC JV’s products developed on the basis of such Licensed IP. The Company classifies Licensed IP and royalty income associated with the February 2016 agreement as Licensing gain within operating income. During 2024 and 2023, the Company recognized $48 million and $34 million of licensing gain from royalty income under the agreement, respectively. As of December 28, 2024 and December 30, 2023, the Company had no receivables from the THATIC JV.
In June 2019, the Bureau of Industry and Security of the United States Department of Commerce added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. The Company is complying with U.S. law pertaining to the Entity List designation.
NOTE 8 – Debt and Revolving Credit Facility
Debt
The Company’s total debt as of December 28, 2024 and December 30, 2023 consisted of:

	December 28, 2024	December 30, 2023
	(In millions)
2.950% Senior Notes Due 2024 (2.950% Notes)	$—	$750
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	1,750	2,500
Unamortized debt discount and issuance costs	(29)	(32)
Total debt (net)	1,721	2,468
Less: current portion of long-term debt and related unamortized debt premium and issuance costs	—	(751)
Total long-term debt	$1,721	$1,717
Assumed Xilinx Notes due 2024 and 2030
In connection with the acquisition of Xilinx, the Company assumed $1.5 billion in aggregate principal of Xilinx’s 2.950% Notes due 2024 and 2.375% Notes due 2030 (together, the Assumed Xilinx Notes) which were recorded at fair value as of the Xilinx Acquisition Date. The Assumed Xilinx Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1. The 2.95% Notes with a principal amount of $750 million were repaid in June 2024.
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
Future Payments on Total Debt
As of December 28, 2024, the Company’s future debt payment obligations were as follows:

Term Debt (Principal only)
Year	(In millions)
2025 - 2029	—
2030 and thereafter	1,750
Total	$1,750
Revolving Credit Facility
The Company has $3 billion available under a revolving credit agreement, as amended, that expires on April 29, 2027 (Revolving Credit Agreement). As of December 28, 2024 and December 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Agreement. Revolving loans under the Revolving Credit Agreement can be either Secure Overnight Financing Rate (SOFR) Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each SOFR Loan will bear interest at a rate per annum equal to the applicable SOFR plus a margin between 0.575% and 1.20%. Each Base Rate Loan will bear interest equal to the Base Rate plus a margin between 0.000% and 0.20%. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions. The Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and its subsidiaries. As of December 28, 2024, the Company was in compliance with these covenants.
Commercial Paper
On November 3, 2022, the Company established a commercial paper program, under which the Company may issue unsecured commercial paper notes up to a maximum principal amount outstanding at any time of $3 billion with a maturity of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of issuance. During 2024 and 2023, the Company did not issue any commercial paper under the program and as of December 28, 2024 and December 30, 2023, the Company had no commercial paper outstanding.

NOTE 9 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	December 28, 2024				December 30, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$1,496	$—	$—	$1,496	$969	$—	$969
Corporate debt securities	—	806	—	806	—	753	753
U.S. government and agency securities	130	—	—	130	1,252	—	1,252
Non-U.S. government and agency securities	—	116	—	116	—	135	135
Time deposits and certificates of deposits	—	107	—	107	—	205	205
Short-term investments
Corporate debt securities	—	814	—	814	—	506	506
Time deposits and certificates of deposits	—	10	—	10	—	9	9
Asset-backed and mortgage-backed securities	—	28	—	28	—	34	34
U.S. government and agency securities	332	82	—	414	1,209	28	1,237
Non-U.S. government and agency securities	—	79	—	79	—	54	54
Other non-current assets
Time deposits and certificates of deposits	—	1	—	1	—	1	1
Deferred compensation plan and other investments	197	—	25	222	133	—	133
Total assets measured at fair value	$2,155	$2,043	$25	$4,223	$3,563	$1,725	$5,288
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	December 28, 2024				December 30, 2023
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$30	$—	$(2)	$28	$35	$—	$(2)	$33
Corporate debt securities	1,621	—	(1)	1,620	1,259	—	—	1,259
Money market funds	1,496	—	—	1,496	969	—	—	969
Time deposits and certificates of deposits	117	—	—	117	214	—	—	214
U.S. government and agency securities	544	—	—	544	2,487	3	—	2,490
Non-U.S. government and agency securities	195	—	—	195	189	—	—	189
	$4,003	$—	$(3)	$4,000	$5,153	$3	$(2)	$5,154
As of December 28, 2024 and December 30, 2023, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of investments classified as available-for-sale are as follows:

	December 28, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,073	$2,073	$3,792	$3,792
Due in 1 year through 5 years	406	405	361	364
Due in 5 years and later	27	26	32	30
	$2,506	$2,504	$4,185	$4,186
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of December 28, 2024 and December 30, 2023, the Company had non-marketable securities in privately-held companies of $468 million and $155 million, respectively, which are recorded at estimated fair value based on Level 3 inputs.
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	December 28, 2024		December 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$—	$—	$751	$741
Long-term debt, net of current portion	$1,721	$1,543	$1,717	$1,630
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
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of December 28, 2024 and December 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.2 billion and $2.4 billion, respectively. The fair value of these contracts as of December 28, 2024 is recorded within Prepaid expenses and other current assets, Accrued liabilities and Other long-term liabilities of $6 million, $60 million and $11 million, respectively. As of December 30, 2023, the fair value of these contracts was recorded within Prepaid expenses and other current assets and Accrued liabilities of $24 million and $18 million, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of December 28, 2024 and December 30, 2023, the notional value of these outstanding contracts was $642 million and $568 million, respectively. The fair value of these contracts was not material as of December 28, 2024 and December 30, 2023.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category within the Consolidated Statement of Cash Flows as the cash flows of the related items.

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
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. One customer accounted for approximately 24% and another customer accounted for 16% of the total consolidated accounts receivable balance as of December 28, 2024 and December 30, 2023, respectively. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience and review of their current credit quality.
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
The following table sets forth the components of basic and diluted earnings per share:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$1,641	$854	$1,320
Denominator
Basic weighted-average shares	1,620	1,614	1,561
Effect of potentially dilutive shares from employee equity plans	17	11	10
Diluted weighted-average shares	1,637	1,625	1,571
Earnings per share:
Basic	$1.01	$0.53	$0.85
Diluted	$1.00	$0.53	$0.84
Potential shares from employee equity plans totaling 1 million, 6 million and 16 million weighted-average shares for 2024, 2023 and 2022, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 12 – Common Stock and Stock-Based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Balance, beginning of period	1,616	1,612	1,207
Common stock issued in the acquisition of Xilinx	—	—	429
Common stock issued under employee equity plans	17	17	17
Repurchases of common stock	(6)	(10)	(36)
Common stock repurchases for tax withholding on equity awards	(5)	(4)	(5)
Issuance of common stock upon warrant exercise	—	1	—
Balance, end of period	1,622	1,616	1,612
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the year ended December 28, 2024, the Company repurchased 5.9 million shares of its common stock under the Repurchase Program for $862 million. As of December 28, 2024, $4.7 billion remained available for future stock repurchases under this program. This Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
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
As of December 28, 2024, the Company had 60 million shares of common stock that were available for future grants and 34 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested RSUs, including PRSUs, under the 2023 Plan and the Prior Plans.
Valuation and Expense
Stock-based compensation expense was allocated in the Company’s Consolidated Statements of Operations as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Cost of sales	$21	$30	$29
Research and development	1,079	1,002	697
Marketing, general, and administrative	307	352	355
Total stock-based compensation expense before income taxes	1,407	1,384	1,081
Income tax benefit	(251)	(249)	(179)
Total stock-based compensation expense, net of income taxes	$1,156	$1,135	$902
Stock Options. The weighted-average estimated fair value of employee stock options granted during 2024, 2023 and 2022 was $68.38, $53.72 and $44.35 per share, respectively, using the following assumptions:

	December 28, 2024	December 30, 2023	December 31, 2022
Expected volatility	54.34%	52.36% - 52.42%	51.28%
Risk-free interest rate	3.80%	3.93% - 4.11%	3.00%
Expected dividends	—%	—%	—%
Expected life (in years)	4.98	4.96 - 5.04	4.75
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
The following table summarizes stock option activity and related information:

	Outstanding Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions, except share price)
Balance as of December 30, 2023	3	$68.33
Granted	—	$134.27
Forfeited	—	$102.71
Exercised	(1)	$22.17
Balance as of December 28, 2024	2	$89.73	$81	3.92
Exercisable December 28, 2024	1	$74.61	$69	2.83
The total intrinsic value of stock options exercised for 2024, 2023 and 2022 was $86 million, $173 million and $139 million, respectively. As of December 28, 2024, the Company had $41 million of total unrecognized compensation expense related to stock options, which will be recognized over the weighted-average period of 2.71 years.

Time-based RSUs. The weighted-average grant date fair values of time-based RSUs granted during 2024, 2023 and 2022 were $141.95, $106.28 and $92.92 per share, respectively.
The following table summarizes time-based RSU activity and related information:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 30, 2023	32	$100.65
Granted	12	$141.95
Forfeited	(1)	$107.96
Vested	(13)	$101.35
Unvested shares as of December 28, 2024	30	$116.77
The total fair value of time-based RSUs vested during 2024, 2023 and 2022 was $2.0 billion, $1.1 billion and $889 million, respectively. As of December 28, 2024, the Company had $2.6 billion of total unrecognized compensation expense related to time-based RSUs, which will be recognized over the weighted-average period of 2.63 years.
PRSUs. The weighted-average grant date fair values of PRSUs granted during 2024, 2023 and 2022 were $118.98, $134.87 and $121.12, respectively, using the following assumptions:

	December 28, 2024	December 30, 2023	December 31, 2022
Expected volatility	52.68% - 53.19%	51.12% - 56.22%	50.65% - 53.51%
Risk-free interest rate	3.82% - 4.41%	4.30% - 4.36%	1.14%- 3.17%
Expected dividends	—%	—%	—%
Expected term (in years)	2.48 - 3.00	2.17 - 3.00	2.07 - 3.07
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
The following table summarizes PRSU activity and related information:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 30, 2023	2	$117.65
Granted	1	$118.98
Forfeited	—	$132.80
Vested	(1)	$91.15
Unvested shares as of December 28, 2024	2	$139.31
The total fair value of PRSUs vested during 2024, 2023 and 2022 was $226 million, $100 million and $254 million, respectively. As of December 28, 2024, the Company had $154 million of total unrecognized compensation expense related to PRSUs, which will be recognized over the weighted-average period of 1.61 years.

ESPP. The weighted-average grant date fair value for the ESPP during 2024, 2023 and 2022 was $43.80, $31.11 and $24.71 per share, respectively, using the following assumptions:

	December 28, 2024	December 30, 2023	December 31, 2022
Expected volatility	48.14% - 49.38%	45.74% - 49.40%	58.15% - 63.76%
Risk-free interest rate	4.42% - 5.41%	5.13% - 5.46%	1.43% - 4.52%
Expected dividends	—%	—%	—%
Expected term (in years)	0.50	0.50	0.50
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
During 2024, 2 million shares of common stock were purchased under the ESPP at an average purchase price of $111 resulting in aggregate cash proceeds of $265 million. As of December 28, 2024, the Company had $43 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the weighted-average period of 0.37 years.
NOTE 13 – Retirement Benefit Plans
The Company provides retirement benefit plans in the United States and certain foreign countries. The Company has a 401(k) retirement plan that allows participating employees in the United States to contribute as defined by the plan and subject to Internal Revenue Service limitations. The Company matches 75% of employees’ contributions up to 6% of their eligible compensation. The Company’s contributions to the 401(k) plan for 2024, 2023 and 2022 were approximately $78 million, $70 million and $47 million, respectively.
NOTE 14 – Restructuring Charges
In the fourth quarter of 2024, the Company implemented a restructuring plan (the 2024 Restructuring Plan) focused on driving efficiencies and aligning resources with the Company’s largest growth opportunities in the AI and enterprise markets. The 2024 Restructuring Plan will primarily reduce global workforce by approximately 4% of headcount. Restructuring charges are included within the All Other category presented in Note 4 – Segment Reporting. Significant asset impairment charges are discussed in Note 6 - Acquisition-related Intangible Assets and Goodwill. The Company expects actions associated with the 2024 Restructuring Plan to be substantially completed by the end of the first quarter of fiscal year 2025. As of December 28, 2024, $89 million of accrued restructuring charges are recorded within Accrued liabilities of the Company’s Consolidated Balance Sheets.
The following table summarizes activities and components of liabilities related to the 2024 Restructuring Plan:

	Employee severance and benefits	Asset impairment	Total
	(in millions)
Liability as of December 30, 2023	$—	$—	$—
Current period costs	113	73	186
Cash payments	(24)	—	(24)
Non-cash charges	—	(73)	(73)
Liability as of December 28, 2024	$89	$—	$89

NOTE 15 – Income Taxes
Income before income taxes consists of the following:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
U.S.	$2,369	$454	$2,093
Non-U.S.	(347)	54	(895)
Total pre-tax income including equity income in investee	$2,022	$508	$1,198
The income tax provision (benefit) consists of:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Current:
U.S. federal	$1,338	$496	$1,191
U.S. state and local	64	27	31
Non-U.S.	142	150	161
Total	1,544	673	1,383
Deferred:
U.S. federal	(311)	(860)	(1,365)
U.S. state and local	6	(29)	(26)
Non-U.S.	(858)	(130)	(114)
Total	(1,163)	(1,019)	(1,505)
Income tax provision (benefit)	$381	$(346)	$(122)
The table below displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit).

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Statutory federal income tax expense at 21%	$425	$107	$252
Tax effect from intercompany integration transaction	373	—	—
Foreign rate detriment (benefit)	153	(11)	195
Interest and penalty	136	53	33
State income taxes, net of federal benefit	22	(2)	(3)
Foreign-Derived Intangible Income (FDII) deduction	(275)	(185)	(261)
Research credits	(232)	(169)	(241)
GILTI and other foreign inclusion	(133)	(138)	(96)
Stock-based and non-deductible compensation	(101)	(17)	(6)
Other	13	16	5
Income tax provision (benefit)	$381	$(346)	$(122)

The Company recorded an income tax provision of $381 million and an income tax benefit of $346 million in 2024 and 2023, respectively, representing effective tax rates of 19% and (68)%, respectively. The increase in income tax provision in 2024 was primarily due to higher pre-tax income and a $373 million tax effect from an intercompany integration transaction.

Beginning in 2022, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. The capitalization resulted in an increase in 2024 and 2023 taxable income which also increased the income eligible for the FDII tax benefit.

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

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024	December 30, 2023
	(In millions)
Deferred tax assets:
Capitalized R&D	$2,892	$1,753
Net operating loss carryovers	962	992
Accruals and reserves not currently deductible	829	574
Federal and state tax credit carryovers	679	660
Foreign R&D and investment tax credits	579	597
Employee benefits not currently deductible	334	302
Lease liability	182	181
Foreign tax credits	77	71
Other	111	96
Total deferred tax assets	6,645	5,226
Less: valuation allowance	(2,136)	(2,124)
Total deferred tax assets, net of valuation allowance	4,509	3,102
Deferred tax liabilities:
Acquired intangibles	(3,614)	(3,104)
GILTI	(222)	(524)
Right-of-use assets	(182)	(175)
Other	(152)	(135)
Total deferred tax liabilities	(4,170)	(3,938)
Net deferred tax assets (liabilities)	$339	$(836)

During 2024, the Company executed an intercompany integration transaction and remeasured associated deferred taxes, resulting in increases to the deferred tax liability for acquisition-related intangibles and the deferred tax asset for Capitalized R&D, partially offset by a decrease in the deferred tax liability for GILTI.
The movement in the deferred tax valuation allowance was as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Balance at beginning of year	$2,124	$2,078	$1,735
Charges to income tax expense and other accounts	9	41	112
Acquisition-related	3	5	231
Balance at end of year	$2,136	$2,124	$2,078

Through the end of fiscal year 2024, the Company continued to maintain a valuation allowance of approximately $2.1 billion for certain federal, state, and foreign tax attributes. The federal valuation allowance maintained is due to limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or dual consolidated loss rules. Certain state and foreign valuation allowance maintained is due to lack of sufficient sources of future taxable income.
The Company’s U.S. federal and state net operating losses (NOLs) carryforwards as of December 28, 2024, were $134 million and $362 million, respectively. NOLs may be subject to limitations by the Internal Revenue Code and similar provisions. $27 million of U.S. federal NOLs will expire between 2025 and 2037, and $107 million of federal NOLs have no expiration date. State NOLs will expire at various dates through 2043. The difference between the amount of federal NOLs which are recorded on the Company’s Consolidated Balance Sheets as deferred tax assets and their related valuation allowance, and the amounts reported on the Company’s tax returns are the result of uncertain tax positions the Company has taken for which an income tax reserve has been recorded. The federal tax credits of $12 million will expire at various dates between 2037 and 2042. The state tax return credits of $804 million will expire at various dates between 2025 and 2039, except for the California R&D credit, which does not expire. The Company also has $620 million of credit carryforward in Canada that will expire between 2028 and 2044.
A reconciliation of the Company's gross unrecognized tax benefits was as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Balance at beginning of year	$1,463	$1,361	$275
Increases for tax positions taken in the current year	57	53	748
Increases for tax positions taken in prior years	24	57	104
Decreases for tax positions taken in prior years	(18)	(8)	(12)
Increases to tax positions taken in prior years through acquisitions	—	—	252
Decreases for settlements with taxing authorities and statute of limitation lapses	(28)	—	(6)
Balance at end of year	$1,498	$1,463	$1,361
The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $1.3 billion, $1.3 billion and $1.2 billion as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The Company had $298 million, $142 million and $81 million of accrued penalties and interest related to unrecognized tax benefits as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As of December 28, 2024 and December 30, 2023, the Company had long-term income tax liabilities related to unrecognized tax benefits of $1.4 billion, recorded under Other long-term liabilities in the Company’s Consolidated Balance Sheets.
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
Under current U.S. tax law, the impact of future distributions of undistributed earnings that are indefinitely reinvested are anticipated to be subject to withholding taxes from local jurisdictions and non-conforming U.S. state jurisdictions. There were no cumulative undistributed earnings that are indefinitely reinvested that could be subject to withholding taxes as of December 28, 2024.

NOTE 16 – Other Income (Expense), Net
The following table summarizes the components of Other income (expense), net:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In millions)
Interest income	$182	$206	$65
Gains (losses) on equity investments, net	2	(1)	(62)
Other income (expense)	(3)	(8)	5
Other income (expense), net	$181	$197	$8
NOTE 17 – Commitments and Guarantees
Operating Leases
The Company has entered into operating and finance leases for its corporate offices, data centers, research and development facilities and certain equipment. The leases expire at various dates through 2038, some of which include options to extend the lease for up to ten years.
For 2024, 2023 and 2022, the Company recorded $147 million, $127 million and $118 million, respectively, of operating lease expense, including short-term lease expense. For 2024, 2023, and 2022, the Company recorded $83 million, $46 million, and $40 million respectively, of variable lease expense, which primarily included operating expenses and property taxes associated with the usage of facilities under the operating leases. For 2024, 2023, and 2022 cash paid for operating leases included in operating cash flows was $155 million $147 million and $108 million, respectively. The Company’s finance and short-term leases are immaterial to the Company’s consolidated financial statements.
Supplemental information related to leases is as follows:

December 28, 2024
Weighted-average remaining lease term in years – operating leases	7.28
Weighted-average discount rate – operating leases	4.63%
Future minimum lease payments under non-cancellable operating lease liabilities as of December 28, 2024 are as follows:

Year	(In millions)
2025	$134
2026	135
2027	94
2028	66
2029	60
2030 and thereafter	235
Total minimum lease payments	724
Less: interest	(124)
Present value of net minimum lease payments	600
Less: current portion	(109)
Total long-term operating lease liabilities	$491
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
Total future unconditional purchase commitments as of December 28, 2024 were as follows:

Year	(In millions)
2025	$4,501
2026	274
2027	46
2028	46
2029	45
2030 and thereafter	56
Total unconditional purchase commitments	$4,968
On an ongoing basis, the Company works with suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
Warranties and Indemnities
The Company generally warrants that its products sold to its customers will conform to its approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. The Company may also offer, in general, one to three-year limited warranties based on product type and negotiated warranty terms with certain customers. The Company accrues warranty costs to Cost of sales at the time of sale of warranted products.
Changes in the Company’s estimated liability for product warranty during 2024 and 2023 are as follows:

	December 28, 2024	December 30, 2023
	(In millions)
Beginning balance	$85	$65
Provisions during the period	213	126
Settlements during the period	(110)	(106)
Ending balance	$188	$85
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
NOTE 18 – Contingencies
Litigation and Other Legal Matters

As of December 28, 2024, there were no material legal proceedings.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2025 expressed an unqualified opinion thereon.
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

Inventory Valuation
Description of the Matter
At December 28, 2024, the Company’s net inventory balance was $5,734 million. As discussed in Note 2 to the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities exceeding forecasted demand, and by considering recent historical activity as well as anticipated demand.

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

Our audit procedures included, among others, testing the reasonableness of management’s key assumptions and judgments and testing the accuracy and completeness of the underlying data used to determine the amount of excess and obsolescence reserves. We compared the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted, and evaluated the appropriateness and adequacy of management’s adjustments to such sales forecasts by analyzing potential technological changes in line with product life cycles. We also assessed the accuracy of forecasts underlying management's estimates by comparing management’s historical forecasts to actual results, evaluated industry and market factors and performed sensitivity analyses over the forecasted demand used by management to determine inventory excess and obsolescence reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1970.
San Jose, California
February 5, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Micro Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 5, 2025 expressed an unqualified opinion thereon.

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
February 5, 2025

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
As of December 28, 2024, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them, as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2024, which is included in Part II, Item 8, above.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarterly period ended December 28, 2024, the following directors and officers adopted, modified or terminated 10b5-1 plans:

Name	Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Lisa Su	Chair, President and Chief Executive Officer	Adopt	December 2, 2024	X		750,000	December 10, 2025
Mark Papermaster	Executive Vice President, Chief Technology Officer	Adopt	November 5, 2024	X		173,006	December 31, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
AMD has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2025 annual meeting of stockholders (our 2025 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Website Access to our SEC Filings and Corporate Governance Documents,” above.
ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Directors’ Compensation and Benefits” (including “2024 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Executive Compensation” (including “2024 Summary Compensation Table,” “2024 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Grants of Plan-Based Awards in 2024” and “Option Exercises and Stock Vested in 2024,” “Severance and Change in Control Arrangements” and “Chief Executive Officer Pay Ratio”), and “Compensation and Leadership Resources Committee Report” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2025 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2025 Proxy Statement, our 2025 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation and Leadership Resources Committee Report” and “Audit and Finance Committee Report” in our 2025 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

2.2
Stock Purchase Agreement dated as of August 17, 2024, by and among Advanced Micro Devices, Inc., ZT Group Int’l, Inc., the Sellers listed therein and Frank Zhang, as the representative of the Sellers, filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated August 19, 2024, is hereby incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., dated May 2, 2018, filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, is hereby incorporated by reference.

3.2
Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on February 13, 2024 filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated February 20, 2024, is hereby incorporated by reference.

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

4.7
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

10.46
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

*10.49
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, is hereby incorporated by reference.

10.50
Credit Agreement dated as of April 29, 2022 by and among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing lender, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 29, 2022, is hereby incorporated by reference.

*10.51
Xilinx, Inc. 2007 Equity Incentive Plan, effective as of January 1, 2007, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.52	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.53
Offer Letter between Advanced Micro Devices, Inc. and Victor Peng dated March 8, 2022, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.54
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.55
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.56
Outside Director Equity Compensation Policy, as amended and restated, dated as of August 10, 2022, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2022, is hereby incorporated by reference.

*10.57
Offer Letter between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 6, 2023, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

*10.58
Sign-On Bonus Agreement between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 8, 2023, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

*10.59
Retirement Transition Agreement and General Release between Advanced Micro Devices, Inc. and Devinder Kumar, dated as of February 15, 2023, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K/A dated January 1, 2023, is hereby incorporated by reference.

*10.60	Advanced Micro Devices, Inc. 2023 Equity Incentive Plan, filed as Exhibit A to AMD’s Definitive Proxy Statement on Schedule 14A dated March 31, 2023, is hereby incorporated by reference.

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

10.64
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

10.65
Seventh Amendment to Lease between Summit Lantana Owner, LP and Advanced Micro Devices, Inc., dated as of October 27, 2023, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, is hereby incorporated by reference.

*10.66
Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of February 23, 2022, filed as Exhibit 10.76 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

*10.67	Form of Change of Control Agreement, filed as Exhibit 10.77 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference,

**10.68
Intellectual Property Cross-License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008, filed as Exhibit 10.78 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

**10.69
IP Core License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008, filed as Exhibit 10.79 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

*10.70
Offer Letter and Sign-on Bonus Agreement between Advanced Micro Devices, Inc. and Philip Guido, dated April 10, 2023, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, is hereby incorporated by reference.

*10.71
Retirement Transition Agreement and General Release between Victor Peng and Advanced Micro Devices, Inc., dated July 30, 2024, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, is hereby incorporated by reference.

*10.72
Offer Letter, dated October 9, 2024 by and between Advanced Micro Devices, Inc. and Philip Carter, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 18, 2024, is hereby incorporated by reference.

*10.73	Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Executive and Senior Vice Presidents effective February 3, 2025.

19.1	Advanced Micro Devices, Inc. Stock Trading Policy.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Compensation Recovery Policy adopted by the Board of Directors of Advanced Micro Devices, Inc., effective as of November 17, 2023, filed as Exhibit 97 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

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

February 5, 2025	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Jean Hu
Jean Hu
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	February 5, 2025
Lisa T. Su

/s/Jean Hu	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 5, 2025
Jean Hu

/s/Philip M. Carter	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 5, 2025
Philip M. Carter

*	Lead Independent Director	February 5, 2025
Nora M. Denzel

*	Director	February 5, 2025
Mark Durcan

*	Director	February 5, 2025
Mike P. Gregoire

*	Director	February 5, 2025
Joe A. Householder

*	Director	February 5, 2025
John W. Marren

*	Director	February 5, 2025
Jon A. Olson

*	Director	February 5, 2025
Abhi Y. Talwalkar

*	Director	February 5, 2025
Beth W. Vanderslice

*By:	/s/Jean Hu
Jean Hu, Attorney-in-Fact